Form 10QSB
period 1996-03-31
YARDVILLE NATIONAL BANCORP
filed 1996-05-15
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996

 ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For transition period from __________  to ___________________

                         Commission File Number: 0-26086
                                                 -------

                           YARDVILLE NATIONAL BANCORP
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      NEW JERSEY                                   22-2670267
- - -------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

 3111 Quakerbridge Road, Mercerville, New Jersey          08619
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (609) 585-5100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1996

Common Stock, no par value                                   2,419,910
- - -------------------------                        ------------------------------
           Class                                   Number of shares outstanding

                                      INDEX

                    YARDVILLE NATIONAL BANCORP AND SUBSIDIARY

PART I  FINANCIAL INFORMATION                         PAGE NO.
- - -----------------------------                         --------

Item 1. Financial Statements

        Consolidated Statements of Condition
        March 31, 1996 and December 31, 1995              3

        Consolidated Statements of Income
        Three months ended March 31, 1996
        and 1995                                          4

        Consolidated Statements of Cash Flows
        Three months ended March 31, 1996
        and 1995                                          5

        Notes to Consolidated Financial Statements       6-7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations   8-15

PART II OTHER INFORMATION
- - -------------------------

Item 6. Exhibits and Reports on Form 8-K                 16

SIGNATURES                                               17

INDEX TO EXHIBITS                                        18

Exhibit 11    Statement re Computation of Per Share
              Earnings                                 19-20

Exhibit 27.1  Financial Data Schedule                  21-22

                    Yardville National Bancorp and Subsidiary
                      Consolidated Statements of Condition
                                   (unaudited)


                                                              March 31,        December 31,
- - ------------------------------------------------------------------------------------------
(in thousands, except share data)                              1996                1995
- - ------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                   $     9,689          $    10,040
Federal funds sold                                              7,470                2,795
- - ------------------------------------------------------------------------------------------
   Cash and Cash Equivalents                                   17,159               12,835
- - ------------------------------------------------------------------------------------------
Interest bearing deposits                                       4,154                1,033
Securities available for sale                                  90,937               98,469
Investment securities                                          34,576               35,384
Loans                                                         262,918              245,054
   Less: Allowance for loan losses                             (3,858)              (3,677)
- - ------------------------------------------------------------------------------------------
   Loans, net                                                 259,060              241,377
Bank premises and equipment, net                                4,964                4,026
Other real estate                                                 659                  625
Other assets                                                   10,408                9,366
- - ------------------------------------------------------------------------------------------
   Total Assets                                           $   421,917          $   403,115
- - ------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Deposits
   Non-interest bearing                                   $    49,032          $    46,682
   Interest bearing                                           261,450              256,290
- - ------------------------------------------------------------------------------------------
   Total Deposits                                             310,482              302,972
Borrowed funds
   Securities sold under agreements to repurchase              59,055               54,830
   Other                                                       16,215               10,391
- - ------------------------------------------------------------------------------------------
   Total Borrowed Funds                                        75,270               65,221
Other liabilities                                               3,802                3,205
- - ------------------------------------------------------------------------------------------
   Total Liabilities                                      $   389,554          $   371,398
- - ------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock: no par value
      Authorized 1,000,000 shares, none issued
   Common stock: no par value
      Authorized 6,000,000 shares
      Issued and outstanding 2,395,171 shares in 1996
         and 2,349,592 shares in 1995                          16,870               16,409
   Surplus                                                      2,205                2,205
   Undivided Profits                                           13,731               12,997
   Unrealized gain (loss) - securities available for sale        (443)                 106
- - ------------------------------------------------------------------------------------------
      Total Stockholders' Equity                               32,363               31,717
- - ------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity          $   421,917          $   403,115
- - ------------------------------------------------------------------------------------------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                    Yardville National Bancorp and Subsidiary
                        Consolidated Statements of Income
                                   (unaudited)


                                                                         Three Months Ended
                                                                              March 31,
- - ----------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                 1996             1995
- - ----------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                        $     5,887      $     4,842
Interest on deposits with banks                                            34                5
Interest on securities available for sale                               1,403              380
Interest on investment securities:
    Taxable                                                               410              468
    Exempt from Federal income tax                                         96               94
Interest on Federal funds sold                                             57               89
- - ----------------------------------------------------------------------------------------------
    Total Interest Income                                               7,887            5,878
- - ----------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                      972            1,007
Interest on certificates of deposit of $100,000 or more                   203              263
Interest on other time deposits                                         1,617            1,083
Interest on borrowed funds                                                975              173
- - ----------------------------------------------------------------------------------------------
     Total Interest Expense                                             3,767            2,526
- - ----------------------------------------------------------------------------------------------
     Net Interest Income                                                4,120            3,352
Less provision for loan losses                                            265              180
- - ----------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses                3,855            3,172
- - ----------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                       290              270
Losses on sales of mortgages, net                                         -                 (1)
Securities losses, net                                                    (21)             -
Other non-interest income                                                 241              205
- - ----------------------------------------------------------------------------------------------
     Total Non-Interest Income                                            510              474
- - ----------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                          1,581            1,387
Occupancy expense, net                                                    220              164
Equipment                                                                 177              113
Other non-interest expense                                                840              854
- - ----------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                         2,818            2,518
- - ----------------------------------------------------------------------------------------------
Income before income tax expense                                        1,547            1,128
Income tax expense                                                        555              372
- - ----------------------------------------------------------------------------------------------
     Net Income                                                   $       992      $       756
- - ----------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Primary                                                           $      0.40      $      0.40
Fully diluted                                                     $      0.40      $      0.40
- - ----------------------------------------------------------------------------------------------
Weighted average shares outstanding                                     2,530            2,047
- - ----------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                    Yardville National Bancorp and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                         Three months ended March 31,
- - -----------------------------------------------------------------------------------------------------
(in thousands)                                                               1996               1995
- - -----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                              $     992        $       756
Adjustments:
 Provision for loan losses                                                    265                180
 Depreciation                                                                 173                105
 Amortization and accretion                                                   130                 43
 Securities losses, net                                                        21                  -
 Writedown of other real estate                                                25                  1
 Increase in other assets                                                    (676)            (1,175)
 Increase in other liabilities                                                597                923
- - -----------------------------------------------------------------------------------------------------
  Net Cash Provided by Operating Activities                                 1,527                833
- - -----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Net decrease (increase) in interest bearing deposits                      (3,121)               651
 Purchase of securities available for sale                                (28,153)            (6,685)
 Maturities, calls, and paydowns of securities available for sale          10,612                305
 Proceeds from sales of securities available for sale                      24,049                  -
 Proceeds from maturities and paydowns of investment securities               767                718
 Net increase in loans                                                    (18,008)           (19,346)
 Expenditures for bank premises and equipment                              (1,111)              (247)
 Capital improvements to other real estate                                     -                 (12)
- - -----------------------------------------------------------------------------------------------------
  Net Cash Used by Investing Activities                                   (14,965)           (24,616)
- - -----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Net increase in non-interest bearing
   demand, money market, and saving deposits                                6,477              7,820
 Net increase in certificates of deposit                                    1,033              9,940
 Net increase in borrowed funds                                            10,049             21,143
 Proceeds from issuance of common stock                                       461                  8
 Dividends paid                                                              (258)              (139)
- - -----------------------------------------------------------------------------------------------------
  Net Cash Provided by Financing Activities                                17,762             38,772
- - -----------------------------------------------------------------------------------------------------
  Net increase in cash and cash equivalents                                 4,324             14,989
  Cash and cash equivalents as of beginning of period                      12,835             11,100
- - -----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                           $  17,159        $    26,089
- - -----------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for:
   Interest expense                                                     $   3,789        $     2,047
   Income taxes                                                               150                130
- - -----------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Financing Activities:

During the three month period ended March 31, 1996 the Corporation transferred $60,000, net of charge offs, from loans to other real estate.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                    Yardville National Bancorp and Subsidiary

                   Notes to Consolidated Financial Statements

                        Three Months Ended March 31, 1996
                                  (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

         The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

         The consolidated financial data as of and for the three months ended March 31, 1996 and 1995 include, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented are not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1996.

         Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and the valuation of other real estate, management obtains independent appraisals for significant properties.

Consolidation

         The consolidated financial statements include the accounts of Yardville National Bancorp (the "Corporation") and its sole subsidiary, the Yardville National Bank (the "Bank") and the Bank's wholly owned subsidiary, The
Yardville National Investment Corporation. All significant intercompany accounts and transactions have been eliminated.

Allowance for Loan Losses

For financial reporting purposes, the provision for loan losses charged to operating expense is determined by management and is based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect the borrower's ability to repay the loan. This provision is based on management's estimates, and actual losses may vary from these estimates. These estimates are reviewed and, as adjustments become necessary, they are reported in the periods in which they become known. Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans and other real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for losses on loans and the valuation of other real estate. Such agencies may require the Bank to recognize additions to the allowance or adjustments to the carrying value of other real estate based on their judgments about information available to them at the time of their examination.

                    YARDVILLE NATIONAL BANCORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This financial review presents management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and the accompanying notes. The term "Yardville" as used herein refers to the Corporation together with its sole subsidiary, the Bank.

FINANCIAL CONDITION

Assets

Total consolidated assets at March 31, 1996 totaled $421,917,000, an increase of $18,802,000 or 4.7%, compared to $403,115,000 at December 31, 1995. The growth in Yardville's asset base during the first quarter of 1996 was, in part, the product of a strategy to improve the profitability of the organization through relationship banking and the origination of quality loans in Yardville's marketplace. Yardville's asset base includes investments of approximately $59,000,000 purchased since June 1995 utilizing repurchase agreements.

Securities

Total securities decreased by $8,340,000 in the first three months of 1996 compared to year end 1995. The investment portfolio through the maturity and sales of U.S. Treasuries, calls of U.S. agency securities and principal paydowns from mortgage-backed securities provided funding for strong first quarter loan growth.

At March 31, 1996 the amortized cost of investment securities classified as held to maturity was $34,576,000, compared to $35,384,000 at December 31, 1995, a decrease of $808,000 or 2.3%.

Net unrealized losses as of March 31, 1996 in Yardville's available for sale securities portfolio were $737,000. Net unrealized losses of $443,000, net of tax effect, were reported as a reduction of stockholders' equity at March 31, 1996. The available for sale portfolio represents 73% of the entire investment portfolio and provides a secondary source of liquidity, except those securities purchased utilizing repurchase agreements.

Federal Funds

At March 31, 1996 Federal funds sold totaled $7,470,000,an increase of $4,675,000 as compared to $2,795,000 at December 31, 1995. Federal funds sold levels reflect management's desire to maintain adequate short term liquidity funds.

Loans

Total loans, net of unearned discounts, increased by $17,864,000 or 7.3%, to $262,918,000 at March 31, 1996 compared to $245,054,000 at year end 1995.
Yardville's loan portfolio represented 62.3% of assets at March 31, 1996 compared to 60.8% of assets at December 31, 1995.

Yardville's lending focus continues to be centered on commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

Yardville showed positive results throughout its loan portfolio for the three months ended March 31, 1996 as a result of management's emphasis on customer service and relationships and taking advantage of opportunities associated with consolidation in the banking industry, particularly in Yardville's markets. On a component basis, for the three month period ended March 31, 1996, commercial loan balances increased 3.3%. Real estate - commercial mortgages and real estate - residential mortgages increased 25.6% and 2.9%, respectively, for the first quarter of 1996. The increase in actual dollars in these loans since year end 1995 is $18,783,000 and $2,120,000, respectively. The increase in real estate-mortgage loans in the first quarter was reflective of lower mortgage rates early in 1996. Consumer loan balances decreased 5.9% through the first three months of 1996.

Liabilities

Yardville's deposit base is the principal source of funds supporting interest earning assets. Total deposits amounted to $310,482,000 at March 31, 1996 compared to $302,972,000 at December 31, 1995, an increase of 2.5%.

Growth in Yardville's deposit base continues in higher yielding certificates of deposit (CD's) and premium money market accounts, both higher cost funding sources. Average time deposits, including CD's of $100,000 or more, increased $10,584,000 or 8.9% to total $129,742,000 for the three month period ended March 31, 1996 as compared to $119,158,000 at year end 1995. Interest bearing and non-interest bearing deposits have increased 2.0% and 5.0%, respectively, in the first three months of 1996. At March 31, 1996 interest bearing and non-interest bearing deposits totaled $261,450,000 and $49,032,000, respectively.

Borrowed funds totaled $75,270,000 at March 31, 1996 compared to $65,221,000 at December 31, 1995. The growth in the first quarter of 1996 was due to the increase of $4,225,000 in repurchase agreements and an additional $5,000,000 in Federal Home Loan Bank (FHLB) advances to strengthen short term liquidity and support core deposits in funding balance sheet growth. Through March 31, 1996 Yardville has $15,000,000 outstanding in FHLB advances all with a maturity of less than 1 year.

Yardville has the availability to borrow up to $16,000,000 from the FHLB through its line of credit program. In addition, the bank is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock level requirements, collateral requirements and individual advance proposals based on FHLB credit standards. Yardville also has the ability to borrow at the Federal Reserve discount window along with agreements to use two unsecured federal funds lines of credit with two of its correspondent banks for daily funding needs. Management's strategy, however, is to further build the bank's core deposit base to fund asset growth and use borrowed funds to meet short term liquidity needs and as an additional source of funding for the loan and investment portfolios.

Capital

Total stockholders' equity of $32,363,000 at March 31, 1996 increased $646,000 or 2.0% from $31,717,000 at December 31, 1995. This increase resulted from (i) earnings of $992,000 over the first three months of 1996 less dividend payments of $258,000 and a negative equity adjustment of $549,000 for the unrealized loss on securities available for sale, (ii) proceeds of $327,000 from the exercise of options to purchase shares of the common stock, no par value, in the Corporation (the "Common Stock") and (iii) proceeds of $134,000 from the exercise of Class A Warrants of the Corporation (the "Warrants").

Warrants to purchase 526,950 shares of Common Stock were outstanding at March 31, 1996. 8,259 shares of Common Stock were issued upon exercise of Warrants during the first quarter. The exercise price of the Warrants is calculated at 120% of consolidated book value ($16.21 until June 13, 1996) as defined and as determined as of the calendar quarter immediately preceding the notice of exercise. All Warrants will expire on June 13, 1996.

Yardville's leverage ratio was 7.8% at March 31, 1996 and at December 31, 1995. At March 31, 1996 tier I and total tier I and II capital to risk weighted assets were 11.4% and 12.7%, respectively. The risk based capital levels at year end 1995 were 12.0% and 13.2% for tier I and total risk based capital, respectively.

The minimum regulatory requirements require financial institutions to have a leverage ratio of 3.0%, a tier I risk-based ratio of 4.0% and a total tier I and tier II ratio of 8.0%. A bank is considered "well capitalized" if it has a minimum tier I and total risk-based capital ratios of 6% and 10%, respectively, and a minimum tier I leverage ratio of 5%.

Credit risk

At March 31, 1996, nonperforming loans, consisting of loans 90 days or more past due, nonaccruing loans and insubstance foreclosures, totaled $2,413,000 compared to $2,819,000 at December 31, 1995. Other real estate owned at March 31, 1996 totaled $659,000 compared to $625,000 at December 31, 1995.

Total nonperforming assets decreased to $3,072,000 at March 31, 1996 compared to $3,444,000 at year end 1995. Nonperforming assets as a percentage of total loans were 1.17% at March 31, 1996. The decline in nonperforming assets is reflective of an active strategy to reduce these assets and improve asset quality.

At March 31, 1996, the Bank's investment in impaired loans totaled $1,320,000 and the total allowance for loan losses related to those loans amounted to $175,000. Of the total investment in impaired loans, $1,280,000 had related allowance for credit losses of $175,000 and the remaining $40,000 had no related allowance for credit losses.

The allowance for loan losses increased to $3,858,000, or 1.47% of total loans, at March 31, 1996 compared to $3,677,000, or 1.50% of total loans, at year end 1995. The provision for loan losses through March 31, 1996 was $265,000, reflective of the continued growth in the loan portfolio. Yardville had net loan charge-offs of $84,000 for that time period. At March 31, 1996 the allowance for loan losses covered 159.9% of nonperforming loans and 125.6% of nonperforming assets. The allowance for loan losses, in management's judgment, is adequate to provide for potential losses.

RESULTS OF OPERATIONS

Net Income

Yardville reported net income of $992,000 for the three months ended March 31, 1996, an increase of $236,000 or 31.2%, from net income of $756,000 reported for the same time period in 1995. The increase in net income for the three months ended March 31, 1996 compared to the same period of 1995 was primarily attributable to an increase in net interest income partially offset by increases in the provision for loan losses and non-interest expenses.

On a per share basis, the net income was $.40 for the first three months of 1996 compared to the same $.40 for the first three months of 1995 on a fully diluted basis. While net income rose by 31% in the first quarter of 1996 compared to the first quarter of 1995, earnings per share stayed the same as a result of the additional shares of Common Stock issued in the Corporation's 1995 underwritten public offering. Earnings per share amounts for 1996 and 1995 were calculated utilizing the modified treasury stock method. The modified treasury stock method includes the potential dilutive effect of outstanding stock options and Warrants not included in the treasury stock method.

Net Interest Income

Yardville's net interest income for the three months ended March 31, 1996 was $4,120,000, an increase of 22.9% over the $3,352,000 for the comparable 1995 period. The principal factor contributing to the increase in net interest income for the three months ended March 31, 1996 was an increase in interest income of $2,009,000 resulting from a substantial increase in loan volume, particularly commercial loans, offset by an increase in interest expense of $1,241,000 due to higher levels of time deposits, a higher costing funding source and borrowed funds.

The net interest margin (tax equivalent basis) between yields on average interest earning assets and costs of average funding sources was 4.31% at March 31, 1996 compared to 4.87% at March 31, 1995. The decrease in the net interest margin for the comparable period was principally due to two factors. In the second half of 1995 management instituted a strategy to increase net interest income by purchasing investments using repurchase agreements. At March 31, 1996 approximately $59,000,000 had been purchased. The targeted spread on this strategy was 75 basis points after tax. This strategy, while successful in increasing net interest income, had a negative impact on the net interest margin of approximately 35 to 40 basis points. The increase in the cost of interest bearing liabilities compared to interest earning assets also accounted, in part, for the reduction in the net interest margin.

Interest Income

For the three month period ended March 31, 1996 total interest income of $7,887,000 increased $2,009,000 or 34.2% as compared to the same period a year earlier. The increase in interest income is due to the higher volume of average loan and securities assets. Average loans and securities increased $50,087,000 and $57,482,000 or 24.3% and 85.8%, respectively, for the three months ended March 31, 1996 compared to the same 1995 period. The average yield on the loan portfolio decreased 21 basis points for the comparable period due to Yardville's competitive marketplace. The average yield on the securities portfolio, conversely, increased 51 basis points. Interest on Federal funds sold decreased $32,000 for the three month period ended March 31, 1996 due to decreases in average balances of $1,667,000 and average yields of 65 basis points.

Overall, the yield on Yardville's interest earning assets decreased 27 basis points to 8.15% for the period ended March 31, 1996 from 8.42% for the period ended March 31, 1995 for the reasons discussed above.

Interest Expense

Total interest expense increased $1,241,000 or 49.1% to $3,767,000 for the three months ended March 31, 1996 compared to $2,526,000 reported for the three months ended March 31, 1995. The increase in interest expense for the comparable time periods is the result of a larger deposit base, higher market interest rates and significantly greater levels of borrowed funds. The average rate paid on interest bearing liabilities increased 33 basis points for the time period discussed. Deposit products continue to be competitively priced to increase the Bank's deposit base and provide a source of funds for asset growth.

Average interest bearing liabilities amounted to $325,700,000 for the three months ended March 31, 1996 compared to $234,918,000 for the three months ended March 31, 1995. Increases in deposit account relationships, attributable in part to increased commercial loan activity and community presence, are reflected in the results. Average time deposits, a higher costing funding source, increased $24,396,000 or 23.2% for the first quarter of 1996 compared to the first quarter a year earlier.

Interest expense on borrowed funds increased significantly for the comparative time periods. Interest expense increased $802,000 during the first quarter of 1996 compared to the same period in 1995 as a result of significantly higher average balances. Through March 31, 1996 management has purchased investments utilizing repurchase agreements totaling approximately $59,000,000.

FHLB advances totaled $15,000,000 through the first quarter of 1996 to provide liquidity and a source of funds for asset growth. Yardville's total borrowed funds position at March 31, 1996 was $75,270,000 compared to $22,358,000 at March 31, 1995. Management's strategy, however, is to further build the Bank's core deposit base to fund asset growth and use borrowed funds to meet short term liquidity needs and as an additional source of funding for the loan and investment portfolios.

Provision For Loan Losses

Yardville provides for possible loan losses by a charge to current operations. The provision for loan losses for the three month period ended March 31, 1996 was $265,000 compared to $180,000 for the three months ended March 31, 1995. The 1996 first quarter provision is reflective of the continued substantial growth in the loan portfolio. Management believes that the allowance for loan losses is adequate in relation to credit risk exposure levels.

Non-Interest Income

Total non-interest income was $510,000 for the first three months of 1996 compared to $474,000 for the same period in 1995. The increase of $36,000 or 7.6% is attributable to increased service charge and other non-interest income offset by securities losses realized.

Service charges on deposit accounts increased $20,000 or 7.4% for the first three months of 1996 as compared to the same period a year earlier. The increase in service charge income was the product of a larger deposit base and the fee income associated with it. Yardville realized $21,000 in net losses on the sale of securities, net, in the first quarter of 1996 versus no losses on the sale of securities, net, in the first quarter of 1995. Proceeds from securities sold were utilized to fund higher yielding commercial loan assets. Other non-interest income increased $36,000 or 17.6% in the first quarter of 1996 versus the first quarter of 1995. This increase was principally due to additional fee income derived from life insurance assets and increases in other fee income.

Non-Interest Expense

Total non-interest expense increased $300,000 or 11.9% to $2,818,000 for the first three months of 1996 compared to $2,518,000 for the first three months of 1995. The increase in non-interest expense is the result of increases in salaries and employee benefits and occupancy and equipment expense.

Salaries and employee benefits were $1,581,000 for the first three months of 1996, an increase of $194,000 or 14.0% compared to the same three month period of 1995. The increase resulted from increased staffing required as Yardville has grown for the comparable time periods and normal annual salary increases. Employee benefits also increased 16.4% for the comparable time periods. Full time equivalent staff increased to 151 at March 31, 1996 from 146 at March 31, 1995.

Net occupancy expenses increased $56,000 or 34.1% for the first three months of 1996 as compared to the same period in 1995 as the result of significantly increased snow removal costs and the additional occupancy costs associated with new branch offices. Equipment expense increased $64,000 or 56.6% for the same period primarily due to increased depreciation costs associated with new furniture and fixtures in Yardville's new branches and computer equipment.

Other non-interest expenses totaled $840,000 for the three months ended March 31, 1996, a decrease of $14,000 or 1.6%, from the comparable 1995 period. The decrease in other non-interest expense is the result of eliminated FDIC insurance premiums offset by increases in professional fees, computer expenses and stationary and supplies costs associated with a growing branch network.

PART II OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

A. The following exhibits are filed with this Form 10-QSB for the fiscal quarter ended March 31, 1996 by Yardville National Bancorp:


     No.    Exhibits
     ---    --------

     3.1 Restated Certificate of Incorporation of the Registrant

     3.2    By-Laws of the Registrant

     4.1    Specimen of Share of Common Stock

     4.2    Form of Class A Warrant

    11      Statement re: Computation of Per Share
            Earnings

    27.1    Financial Data Schedule


B. No reports on FORM 8-K were filed by the registrant during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 YARDVILLE NATIONAL BANCORP
                                 --------------------------------
                                         (Registrant)

Date :    May 15, 1996           By : /s/ Stephen F. Carman
       --------------------          ----------------------------
                                     Stephen F. Carman
                                     Executive Vice President
                                     and Chief Financial Officer

                                INDEX TO EXHIBITS

     No.    Exhibits                                                 Page
     ---    --------                                                 ----

 *   3.1    Restated Certificate of Incorporation of
            the Registrant

++   3.2    By-Laws of the Registrant

++   4.1    Specimen of Share of Common Stock

++   4.2    Form of Class A Warrant

    11      Statement re: Computation of Per Share
            Earnings                                                19-20

    27.1    Financial Data Schedule                                 21-22

* Incorporated by reference to the Issuer's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1994, as amended by Form 10-KSB/A filed on July 25, 1995.

++  Incorporated by reference to the Issuer's Registration
    Statement on Form SB-2 (Registration No. 33-78050)