Form 10QSB
period 1996-06-30
YARDVILLE NATIONAL BANCORP
filed 1996-08-14
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF
REGULATION S-T.

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 1996


 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For transition period from                to
                                --------------   ---------------------

                  Commission File Number:  0-26086

                    YARDVILLE NATIONAL BANCORP
- -------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


         NEW JERSEY                                22-2670267
- -------------------------------               --------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)


3111 Quakerbridge Road, Mercerville, New Jersey              08619
- -------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (609) 585-5100
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              -----------------------------------------------------
             (Former name, former address and former fiscal year, if
                            changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1996

Common Stock,  no par value                                 2,433,333
- ---------------------------                       -----------------------------
           Class                                   Number of shares outstanding

                      INDEX


     YARDVILLE NATIONAL BANCORP AND SUBSIDIARY



PART I  FINANCIAL INFORMATION                         PAGE NO.
                                                      --------

Item 1. Financial Statements

        Consolidated Statements of Condition
        June 30, 1996 and December 31, 1995              3

        Consolidated Statements of Income
        Three months and six months ended
        June 30, 1996 and 1995                           4

        Consolidated Statements of Cash Flows
        Six months ended June 30, 1996
        and 1995                                         5

        Notes to Consolidated Financial Statements       6-7


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations   8-15



PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                 16

SIGNATURES                                               17


Exhibit 27.1  Financial Data Schedule                    18

                    Yardville National Bancorp and Subsidiary
                      Consolidated Statements of Condition
                                   (unaudited)

                                                                  June 30,                 December 31,
- -----------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                   1996                      1995
- -----------------------------------------------------------------------------------------------------------
ASSETS:
Cash and due from banks                                        $   11,091                 $   10,040
Federal funds sold                                                    325                      2,795
- -----------------------------------------------------------------------------------------------------------
   Cash and Cash Equivalents                                       11,416                     12,835
- -----------------------------------------------------------------------------------------------------------
Interest bearing deposits                                           3,357                      1,033
Securities available for sale                                     108,789                     98,469
Investment securities (market value of $32,827 in 1996
   and $35,037 in 1995)                                            33,740                     35,384
Loans                                                             285,755                    245,054
   Less: Allowance for loan losses                                 (4,262)                    (3,677)
- -----------------------------------------------------------------------------------------------------------
   Loans, net                                                     281,493                    241,377
Bank premises and equipment, net                                    5,392                      4,026
Other real estate                                                     738                        625
Other assets                                                       14,244                      9,366
- -----------------------------------------------------------------------------------------------------------
   Total Assets                                                $  459,169                 $  403,115
===========================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
   Non-interest bearing                                        $   50,240                 $   46,682
   Interest bearing                                               266,818                    256,290
- -----------------------------------------------------------------------------------------------------------
   Total Deposits                                                 317,058                    302,972
Borrowed funds
   Securities sold under agreements to repurchase                  78,905                     54,830
   Other                                                           26,672                     10,391
- -----------------------------------------------------------------------------------------------------------
   Total Borrowed Funds                                           105,577                     65,221
Other liabilities                                                   3,451                      3,205
- -----------------------------------------------------------------------------------------------------------
   Total Liabilities                                           $  426,086                 $  371,398
- -----------------------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock:  no par value
        Authorized 1,000,000 shares, none issued
   Common stock: no par value
        Authorized 6,000,000 shares
        Issued and outstanding 2,432,328 shares in 1996
            and 2,349,592 shares in 1995                           17,230                     16,409
   Surplus                                                          2,205                      2,205
   Undivided Profits                                               14,455                     12,997
   Unrealized gain (loss) - securities available for sale            (807)                       106
- -----------------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                   33,083                     31,717
- -----------------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity               $  459,169                 $  403,115
===========================================================================================================

    See Accompanying Notes to Unaudited Consolidated Financial Statements.

                    Yardville National Bancorp and Subsidiary
                        Consolidated Statements of Income
                                   (unaudited)

                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
- ------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                   1996          1995           1996        1995
- ------------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans                              $  6,191      $  5,260      $ 12,078   $  10,102
Interest on deposits with banks                               32             6            66          11
Interest on securities available for sale                  1,608           470         3,011         850
Interest on securities:
    Taxable                                                  395           458           805         926
    Exempt from Federal income tax                            97            94           193         188
Interest on Federal funds sold                                29           182            86         271
- ------------------------------------------------------------------------------------------------------------
    Total Interest Income                                  8,352         6,470        16,239      12,348
- ------------------------------------------------------------------------------------------------------------
Interest Expense:
Interest on savings account deposits                         990         1,052         1,962       2,059
Interest on certificates of deposit of $100,000 or more      190           191           393         454
Interest on other time deposits                            1,631         1,456         3,248       2,539
Interest on borrowed funds                                 1,281           274         2,256         447
- ------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                4,092         2,973         7,859       5,499
- ------------------------------------------------------------------------------------------------------------
     Net Interest Income                                   4,260         3,497         8,380       6,849
Less provision for loan losses                               450           180           715         360
- ------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses   3,810         3,317         7,665       6,489
- ------------------------------------------------------------------------------------------------------------
Non-Interest Income:
Service charges on deposit accounts                          294           260           584         530
Gains on sales of mortgages, net                               -            15             -          14
Security gains (losses), net                                 (25)            3           (46)          3
Other non-interest income                                    256           203           497         408
- ------------------------------------------------------------------------------------------------------------
     Total Non-Interest Income                               525           481         1,035         955
- ------------------------------------------------------------------------------------------------------------
Non-Interest Expense:
Salaries and employee benefits                             1,619         1,410         3,200       2,797
Occupancy expense, net                                       225           174           445         338
Equipment                                                    180           124           357         237
Other non-interest expense                                   773           862         1,613       1,716
- ------------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                            2,797         2,570         5,615       5,088
- ------------------------------------------------------------------------------------------------------------
Income before income tax expense                           1,538         1,228         3,085       2,356
Income tax expense                                           547           436         1,102         808
- ------------------------------------------------------------------------------------------------------------
     Net Income                                         $    991      $    792       $ 1,983    $  1,548
============================================================================================================
Earnings Per Share:
Primary                                                 $   0.41      $   0.43       $  0.81    $   0.83
Fully diluted                                           $   0.41      $   0.43       $  0.81    $   0.83
- ------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                        2,422         2,019         2,389       1,961
============================================================================================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                    Yardville National Bancorp and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                    Six months ended June 30,
- -----------------------------------------------------------------------------------------------
(in thousands)                                                        1996             1995
- -----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                       $   1,983         $   1,548
Adjustments:
    Provision for Loan Losses                                          715               360
    Depreciation                                                       346               213
    Amortization and accretion                                         309                69
    (Gain) loss on sale of securities available for sale                46                (3)
    Writedown of other real estate                                      35                14
    Increase in other assets                                        (4,268)           (1,735)
    Increase in other liabilities                                      246               892
- -----------------------------------------------------------------------------------------------
                                                                    (2,571)             (190)
- -----------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                       (588)            1,358
- -----------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Net (increase) decrease in interest bearing deposits            (2,324)              289
    Proceeds from maturities and paydowns of
        investment securities                                        2,004             1,540
    Purchase of securities available for sale                      (56,346)          (24,538)
    Proceeds from sale of securities available for sale             28,181             1,700
    Purchase of investment securities                                 (453)                -
    Maturities, calls & paydowns of securities
       available for sale                                           16,061               609
    Net increase in loans                                          (41,121)          (24,469)
    Expenditures for bank premises and equipment                    (1,712)             (432)
    Proceeds from sale of O.R.E.                                       141               255
    Capital improvements to O.R.E.                                       -               (12)
- -----------------------------------------------------------------------------------------------
      Net Cash Used by Investing Activities                        (55,569)          (45,058)
- -----------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Net increase in non-interest bearing
        demand, money market, and saving deposits                    9,893             9,256
    Net increase in certificates of deposit                          4,193            18,499
    Net increase in other borrowed funds                            40,356            14,800
    Proceeds from issuance of common stock                             821             7,995
    Dividends paid                                                    (525)             (280)
- -----------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                     54,738            50,270
- -----------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents          (1,419)            6,570
      Cash and cash equivalents at beginning of period              12,835            11,100
- -----------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                       $  11,416         $  17,670
- -----------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
        Interest expense                                         $   7,709         $   4,582
        Income taxes                                                 1,555             1,013
- -----------------------------------------------------------------------------------------------

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiary

                   Notes to Consolidated Financial Statements

                         Six Months Ended June 30, 1996

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

         The consolidated financial data as of and for the six months ended June 30, 1996 and 1995 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1996.

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

Consolidation

         The consolidated financial statements include the accounts of Yardville National Bancorp (the "Corporation") and its sole subsidiary, the Yardville National Bank (the "Bank") and Yardville's wholly owned subsidiary, The Yardville National Investment Corporation. All significant intercompany accounts and transactions have been eliminated.

Allowance for Loan Losses

For financial reporting purposes, the provision for loan losses charged to operating expense is determined by management and is based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect the borrower's ability to repay the loan. This provision is based on management's estimates, and actual losses may vary from these estimates. These estimates are reviewed and, as adjustments become necessary, they are reported in the periods in which they become known. Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans and other real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and the valuation of other real estate. Such agencies may require the Bank to recognize additions to the allowance or adjustments to the carrying value of other real estate based on their judgments about information available to them at the time of their examination.


Impaired Loans

At June 30, 1996, the Bank's investment in impaired commercial loans totaled $1,681,000 and the total allowance for loan losses related to those loans amounted to $352,000. Of the total investment in impaired loans, $1,641,000 had related allowance for credit losses of $352,000 and the remaining $40,000 had no related allowance for credit losses. For purposes of this statement residential mortgages and consumer loans are not included as they are part of a homogeneous group.

                    YARDVILLE NATIONAL BANCORP AND SUBSIDIARY

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This financial review presents Management's discussion and analysis of financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and the accompanying notes. The term "Yardville" as used herein refers to the Company together with its sole subsidiary, the Bank.

FINANCIAL CONDITION

Assets

Total consolidated assets at June 30, 1996 totaled $459,169,000 an increase of $56,054,000 or 13.9%, compared to $403,115,000 at December 31, 1995. The growth in Yardville's asset base during the first six months of 1996 was, in part, the product of a strategy to improve the profitability of the organization through relationship banking and the origination of quality loans in Yardville's marketplace. Yardville's asset base includes investments of approximately $65,000,000 purchased utilizing repurchase agreements.

Securities

Total securities increased by $8,676,000 in the first six months of 1996 compared to year end 1995. U.S. Government securities held in the available for sale portfolio, were purchased with maturities of two years or less, to improve short term liquidity in the second quarter. Throughout the first half of 1996 the investment portfolio has provided funding for loan growth from security sales and calls as well as principal paydowns from mortgage-backed securities.

At June 30, 1996 the amortized cost of investment securities classified as held to maturity was $33,740,000 compared to $35,384,000 at December 31, 1995, a decrease of $1,644,000 or 4.6%.

Net unrealized losses as of June 30, 1996 in Yardville's available for sale securities portfolio were $1,344,000. Net unrealized losses of $807,000, net of tax effect, were reported as a reduction of stockholders' equity at June 30, 1996. The available for sale portfolio, except those securities purchased utilizing repurchase agreements, provides a secondary source of liquidity.

Federal Funds

At June 30, 1996 Federal funds sold totaled $325,000, a decrease of $2,470,000 as compared to $2,795,000 at December 31, 1995. Management continues to focus on strategies to maintain adequate short term liquidity levels.

Loans

Total loans, net of unearned discounts, increased by $40,701,000 or 16.6%, to $285,755,000 at June 30, 1996 compared to $245,054,000 at year end 1995.
Yardville's loan portfolio represented 62.2% of assets at June 30, 1996 compared to 60.8% of assets at December 31, 1995.

Yardville's lending focus continues to be centered on commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

Yardville showed positive results throughout its loan portfolio for the six months ended June 30, 1996 as a result of management's emphasis on customer service and relationships and taking advantage of opportunities associated with consolidation in the banking industry, particularly in Yardville's markets.

On a component basis, for the six month period ended June 30, 1996, commercial loan balances increased 25.8%. Real estate - commercial mortgages and real estate - residential mortgages increased 36.1% and 10.6%, respectively, for the first six months of 1996. The increase in actual dollars in these loans since year end 1995 is $26,427,000 and $7,763,000 respectively. The increase in real estate-mortgage loans in the first six months of 1996 is reflective, in part, of a lower mortgage interest rate environment. Consumer loan balances increased less than 1% through the first six months of 1996.

Liabilities

Yardville's deposit base is the principal source of funds supporting interest earning assets. Total deposits amounted to $317,058,000 at June 30, 1996 compared to $302,972,000 at December 31, 1995, an increase of $14,086,000 or 4.6%.

Growth in Yardville's deposit base continues in higher yielding certificates of deposit (CD's) and premium money market accounts, both higher cost funding sources.

Average time deposits, including CD's of $100,000 or more, increased $11,705,000 or 9.8% to total $130,863,000 for the six month period ended June 30, 1996 as compared to $119,158,000 at December 31 1995. Interest bearing and non-interest bearing deposits have increased 4.1% and 7.6%, respectively, as of June 30, 1996 compared to year end 1995. At June 30, 1996 interest bearing and non-interest bearing deposits totaled $266,818,000 and $50,240,000, respectively.

Borrowed funds totaled $105,577,000 at June 30, 1996 compared to $65,221,000 at December 31, 1995. The growth in the first six months of 1996 was principally due to the increase of $24,075,000 in repurchase agreements and an additional $15,000,000 in Federal Home Loan Bank (FHLB) advances to strengthen short term liquidity and support core deposits in funding balance sheet growth.

Through June 30, 1996 Yardville has $25,000,000 outstanding in FHLB advances all with a maturity of less than 1 year.

Yardville has the availability to borrow up to $20,000,000 from the FHLB through its line of credit program. In addition, the bank is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock level requirements, collateral requirements and individual advance proposals based on FHLB credit standards. Yardville also has the ability to borrow at the Federal Reserve discount window along with agreements to use two unsecured federal funds lines of credit with two of its correspondent banks for daily funding needs. Management's strategy, however, is to further build the bank's core deposit base to fund asset growth, however, borrowed funds will be utilized to meet short term liquidity needs and as an additional source of funding for the loan and investment portfolios.

Capital

Total stockholders' equity of $33,083,000 at June 30, 1996 increased $1,366,000 or 4.3% from $31,717,000 at December 31, 1995. This increase resulted from (i) earnings of $1,983,000 over the first six months of 1996 (less dividend payments of $525,000 for the first and second quarter of 1996) and a negative equity adjustment of $913,000 for the unrealized loss on securities available for sale as of June 30, 1996 (ii) proceeds of $546,000 from exercised options and (iii) proceeds of $275,000 from warrants exercised that were issued in connection with Yardville's 1993 Private Placement Capital Offering and 1994 Shareholders' Rights Offering.

Yardville's leverage ratio was 7.4% at June 30, 1996 compared to 7.8% at December 31, 1995. At June 30, 1996 tier I and total tier I and II capital to risk weighted assets were 11.0% and 12.2%, respectively. The risk based capital levels at year end 1995 were 12.0% and 13.2% for tier I and total risk based capital, respectively.

The minimum regulatory requirements require financial institutions to have a leverage ratio of 3.0%, a tier I risk-based ratio of 4.0% and a total tier I and tier II ratio of 8.0%. A bank is considered "well capitalized" if it has a minimum Tier 1 and total risk-based capital ratios of 6% and 10%, respectively, and a minimum Tier 1 leverage ratio of 5%.

Credit risk

At June 30, 1996, nonperforming loans, consisting of loans 90 days or more past due and nonaccruing loans totaled $2,780,000 compared to $2,819,000 at December 31, 1995. Other real estate owned at June 30, 1996 totaled $738,000 compared to $625,000 at December 31, 1995.

Total nonperforming assets increased $74,000 or 2.1% to $3,518,000 at June 30, 1996 compared to $3,444,000 at year end 1995. Nonperforming assets as a percentage of total loans were 1.23% at June 30, 1996. Yardville continues to actively manage nonperforming assets with the goal of reducing these assets in relation to the entire portfolio.

The allowance for loan losses increased to $4,262,000 or 1.49% of total loans at June 30, 1996 compared to $3,677,000, or 1.50% of total loans, at year end 1995. The provision for loan losses through June 30, 1996 was $715,000 reflective of the continued growth in the loan portfolio. Yardville had net loan charge-offs of $131,000 for that time period. At June 30, 1996 the allowance for loan losses covered 153.3% of nonperforming loans and 121.1% of nonperforming assets. The allowance for loan losses, in management's judgment, is adequate to provide for potential losses.

RESULTS OF OPERATIONS

Net Income

Yardville reported net income of $1,983,000 for the six months ended June 30, 1996, an increase of $435,000 or 28.1%, from net income of $1,548,000 reported for the same time period in 1995. On a per share basis, the net income was $0.81 for the first six months of 1996 compared to $0.83 for the first six months of 1995 on a fully diluted basis. The slight decrease in earnings per share is due to the larger number of shares outstanding for the comparable periods. On June 13, 1996, all outstanding warrants, from prior capital offerings, expired.

On a quarterly basis, the income for the second quarter of 1996 was $991,000 or $0.41 per share on a fully diluted basis, compared with $792,000 or $0.43 per share for the same quarter a year ago. The increase in net income for the quarterly and year-to-date comparisons was primarily attributable to an increase in net interest income partially offset by increases in the provision for loan losses and non-interest expenses.


Net Interest Income

Yardville's net interest income for the six months ended June 30, 1996 was $8,380,000, an increase of $1,531,000 or 22.4% over the $6,849,000 for the comparable 1995 period. The principal factors contributing to the increase in net interest income for the six months ended June 30, 1996 was an increase in interest income of $3,891,000 resulting from a substantial increase in loan volume and securities available for sale, offset by an increase in interest expense of $2,360,000 due to increases in deposits and borrowed funds and the related interest expense.

The net interest margin (tax equivalent basis) between yields on average interest earning assets and costs of average funding sources was 4.22% at June 30, 1996 compared to 4.77% at June 30, 1995. The decrease in the net interest margin for the comparable period was principally due to two factors. In the second half of 1995 management instituted a strategy to increase net interest income by purchasing investments using repurchase agreements. At June 30, 1996 approximately $65,000,000 had been purchased. The targeted spread on this strategy was 75 basis points after tax. This strategy, while successful in increasing net interest income, had a negative impact on the net interest margin. Increased competition and the subsequent decrease in loan yields also accounted, in part, for the reduction in the net interest margin.

On a quarterly comparison, net interest income was $4,260,000 for the second quarter of 1996, an increase of $763,000 or 21.8% from net interest income of $3,497,000 for the second quarter of 1995. The 1996 increase was the result of an increase in average earning assets of $114,725,000 combined with a decrease in net interest margin of 55 basis points.

Interest Income

For the six month period ended June 30, 1996 total interest income of $16,239,000 increased $3,891,000 or 31.5% as compared to $12,348,000 reported for the same period a year earlier. On a quarterly comparison, the second quarter of 1996 experienced an increase of $1,882,000 or 29.1% in interest income compared to the same period a year earlier. The increase in interest income is due to the higher volume of average loan and securities assets. Average loans increased $53,330,000 or 25.1% for the six months ended June 30, 1996 compared to the same 1995 period. The average yield on the loan portfolio decreased 42 basis points for the comparable period in a lower rate competitive marketplace.

Interest income on securities increased $2,045,000 or 104.1%, for the first six months of 1996, due to a 45 basis point increase in average yield and an increase of $61,705,000 in average balances for the six months ended June 30, 1996 as compared to the same period a year earlier. On a quarterly comparison interest on securities increased 105.5% for the same reasons discussed above. Interest on Federal funds sold decreased $185,000 for the six month period ended June 30, 1996 due to decreases in average balances of $5,861,000 and decreases in average yields of 62 basis points.

Overall, the yield on Yardville's interest earning assets decreased 41 basis points to 8.07% for the period ended June 30, 1996 from 8.48% for the period ended June 30, 1995 for the combined reasons discussed above.


Interest Expense

Total interest expense increased $2,360,000 or 42.9% to $7,859,000 for the six months ended June 30, 1996 compared to $5,499,000 reported for the six months ended June 30, 1995. The increase in interest expense for the comparable time periods is the result of a larger deposit base and significantly greater levels of borrowed funds. Deposit products continue to be competitively priced to increase the bank's deposit base and provide a source of funds for asset growth.

Average interest bearing liabilities amounted to $341,499,000 for the six months ended June 30, 1996 compared to $245,167,000 for the six months ended June 30, 1995. Increases in deposit account relationships, attributable in part to increased commercial loan activity and community presence, are reflected in the results. Average time deposits, a higher costing funding source, increased $19,624,000 or 17.6% for the first six months of 1996 compared to the first six months of 1995.

For the second quarter of 1996, total interest expense increased $1,119,000 or 37.6% as compared to the second quarter of a year earlier. The increase in interest expense for the comparable quarters is due to higher levels of time deposits and borrowed funds.

Interest expense on borrowed funds increased significantly during both the quarterly and year-to-date periods when comparing 1996 to 1995. For the year-to-date comparison interest expense increased $1,809,000 primarily as a result of significantly higher average balances. Repurchase agreements were used during the period to purchase investments and short term borrowings totaling $25,000,000 from the Federal Home Loan Bank were utilized to provide liquidity and as a source of funds for asset growth.

Provision For Loan Losses

Yardville provides for possible loan losses by a charge to current operations. The provision for loan losses for the six months and three months ended June 30, 1996 was $715,000 and $450,000, respectively compared to $360,000 and $180,000, respectively for the six months and three months ended June 30, 1995. The year-to-date and quarterly 1996 provisions are reflective of the continued substantial growth in the loan portfolio. Management believes that the allowance for loan losses is adequate in relation to credit risk exposure levels.

Non-Interest Income

Total non-interest income was $1,035,000 for the first six months of 1996 compared to $955,000 for the same period in 1995. The increase of $80,000 or 8.4% is attributable to increased service charge and other non-interest income offset by security losses.

Service charges on deposit accounts increased $54,000 or 10.2% for the first six months of 1996 as compared to the same period a year earlier. The increase in service charge income was the product of a larger deposit base and the fee income associated with it. Yardville realized $46,000 in losses on the sale of securities, net, in the first six months of 1996 versus a gain of $3,000 on the sale of securities, net, in the first six months of 1995. Other non-interest income increased $89,000 or 21.8% in the first six months of 1996 versus the first six months of 1995. This increase was principally due to additional fee income derived from life insurance assets.

For the second quarter comparison, the results were similar. Total non-interest income for the second quarter of 1996 increased 9.1% over the same period a year earlier. The increase experienced during the second quarter of 1996 was in service charges on deposit accounts and other non-interest income with respective increases of 13.1% and 26.1%.

Non-Interest Expense

Total non-interest expense increased $527,000 or 10.4% to $5,615,000 for the first six months of 1996 compared to $5,088,000 for the first six months of 1995. The increase in non-interest expense is the result of increases in salaries and employee benefits. To a lesser extent occupancy and equipment expense increased, offset by decreases in other non-interest expenses.

Salaries and employee benefits were $3,200,000 for the first six months of 1996, an increase of $403,000 or 14.4% compared to the same six month period of 1995. The increase resulted from additional staffing required as Yardville has grown for the comparable time periods and annual salary compensation increases. Employee benefits also increased 19.9% for the comparable time periods. Full time equivalent staff increased to 152 at June 30, 1996 from 145 at June 30, 1995.

Net occupancy expenses increased $107,000 or 31.7% for the first six months of 1996 as compared to the same period in 1995 as the result of significantly increased snow removal costs and the additional occupancy costs associated with new branch offices. Equipment expense increased $120,000 or 50.6% for the same period primarily due to increased depreciation costs associated with new furniture and fixtures in Yardville's new branches and computer equipment required for the implementation of a new in-house computer system in late February 1996.

Other non-interest expenses totaled $1,613,000 for the six months ended June 30, 1996, a decrease of $103,000 or 6.0%, from the comparable 1995 period. The decrease in other non-interest expense is primarily the result of eliminated FDIC insurance premiums offset by increases in professional fees and stationary and supplies costs associated with a growing branch network.

When comparing the second quarter of 1996 with the second quarter of 1995, the results are very similar. Non-interest expenses increased $227,000 or 8.8% versus the same period a year earlier. Salary and employee benefits increased $209,000 or 14.8%. Net occupancy and equipment expenses increased 29.3% and 45.2%, respectively. Other non-interest expenses decreased 10.3% in the second quarter of 1996 compared to the same period in 1995. The quarterly comparison increase is due to the same factors discussed in the year-to-date review above.

PART II OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

A. The following exhibits are filed with this Form 10-QSB for the fiscal quarter ended June 30, 1996 by Yardville National Bancorp:

                  INDEX TO EXHIBITS

     No.    Exhibits                                       Page
     ---    --------                                       ----

 *   3.1    Restated Certificate of Incorporation of
            the Registrant

++   3.2    By-Laws of the Registrant

++   4.1    Specimen of Share of Common Stock

++   4.2    Form of Class A Warrant


    27.1    Financial Data Schedule                        18



* Incorporated by reference to the Issuer's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1994, as amended by Form 10-KSB/A filed on July 25, 1995.

++ Incorporated by reference to the Issuer's Registration Statement on Form SB-2 (Registration No. 33-78050)


B. No reports on FORM 8-K were filed by the registrant during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   YARDVILLE NATIONAL BANCORP
                                   --------------------------
                                         (Registrant)




Date : August 14, 1996             By : /s/ Stephen F. Carman
       --------------------            --------------------------------
                                       Stephen F. Carman
                                       Executive Vice President
                                       and Chief Financial Officer