Form 10QSB
period 1996-09-30
YARDVILLE NATIONAL BANCORP
filed 1996-11-15
CIK 787849

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
           THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE
                           901(d) OF REGULATION S-T.

(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996


 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For transition period from______________ to _____________

                        Commission File Number: 0-26086


                          YARDVILLE NATIONAL BANCORP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


      NEW JERSEY                                       22-2670267
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


 3111 Quakerbridge Road, Mercerville, New Jersey                 08619
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                                (609) 585-5100
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
------------------------------------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 1996.

Common Stock,  no par value                               2,429,779
---------------------------                    ----------------------------
           Class                               Number of shares outstanding

                                     INDEX


                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARY



PART I  FINANCIAL INFORMATION                         PAGE NO.



Item 1. Financial Statements

        Consolidated Statements of Condition
        September 30, 1996 and December 31, 1995          3

        Consolidated Statements of Income
        Three months and nine months ended
        September 30, 1996 and 1995                       4

        Consolidated Statements of Cash Flows
        nine months ended September 30, 1996
        and 1995                                          5

        Notes to Consolidated Financial Statements        6-7


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations     8-15



PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                  16

SIGNATURES                                                17


Exhibit 27.1  Financial Data Schedule                     18-19

                        Yardville National Bancorp and Subsidiary
                           Consolidated Statements of Condition
                                        (unaudited)


                                                                    September 30,          December 31,
(in thousands, except share data)                                        1996                  1995
ASSETS:
Cash and due from banks                                              $   11,806             $   10,040
Federal funds sold                                                       -                       2,795
   Cash and Cash Equivalents                                             11,806                 12,835
Interest bearing deposits                                                 2,503                  1,033
Securities available for sale                                            98,129                 98,469
Investment securities (market value of $31,557 in 1996
   and $35,016 in 1995)                                                  32,283                 35,384
Loans                                                                   313,280                245,054
   Less: Allowance for loan losses                                       (4,520)                (3,677)
   Loans, net                                                           308,760                241,377
Bank premises and equipment, net                                          5,427                  4,026
Other real estate                                                           657                    625
Other assets                                                             13,256                  9,366
   Total Assets                                                      $  472,821             $  403,115
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
   Non-interest bearing                                              $   49,469             $   46,682
   Interest bearing                                                     292,847                256,290
   Total Deposits                                                       342,316                302,972
Borrowed funds
   Securities sold under agreements to repurchase                        70,740                 54,830
   Other                                                                 21,588                 10,391
   Total Borrowed Funds                                                  92,328                 65,221
Other liabilities                                                         4,088                  3,205
   Total Liabilities                                                 $  438,732             $  371,398

Stockholders' equity
   Preferred stock:  no par value
        Authorized 1,000,000 shares, none issued
   Common stock: no par value
        Authorized 6,000,000 shares
        Issued and outstanding 2,429,179 shares in 1996
            and 2,329,179 shares in 1995                                 17,235                 16,409
   Surplus                                                                2,205                  2,205
   Undivided Profits                                                     15,254                 12,997
   Unrealized gain (loss) - securities available for sale                  (605)                   106
      Total Stockholders' Equity                                         34,089                 31,717
      Total Liabilities and Stockholders' Equity                     $  472,821             $  403,115
                                                                     ==========             ==========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                                   Yardville National Bancorp and Subsidiary
                                         Consolidated Statements of Income
                                                    (unaudited)

                                                         Three Months Ended                          Nine Months Ended
                                                            September 30,                               September 30,
(in thousands, except per share amounts)               1996                1995                    1996               1995
------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans                         $   6,639            $  5,401                $  18,717          $  15,503
Interest on deposits with banks                           20                  10                       86                 21
Interest on securities available for sale              1,701               1,251                    4,712              2,101
Interest on securities:
    Taxable                                              375                 442                    1,180              1,368
    Exempt from Federal income tax                       102                  91                      295                279
Interest on Federal funds sold                            76                  83                      162                354
------------------------------------------------------------------------------------------------------------------------------
    Total Interest Income                              8,913               7,278                   25,152             19,626
------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
Interest on savings account deposits                   1,017               1,020                    2,979              3,079
Interest on certificates of deposit of
   $100,000 or more                                      239                 214                      632                668
Interest on other time deposits                        1,820               1,629                    5,068              4,168
Interest on borrowed funds                             1,431                 678                    3,687              1,125
------------------------------------------------------------------------------------------------------------------------------
     Total Interest Expense                            4,507               3,541                   12,366              9,040
------------------------------------------------------------------------------------------------------------------------------
     Net Interest Income                               4,406               3,737                   12,786             10,586
Less provision for loan losses                           375                 230                    1,090                590
------------------------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for
        Loan Losses                                    4,031               3,507                   11,696              9,996
------------------------------------------------------------------------------------------------------------------------------

Non-Interest Income:
Service charges on deposit accounts                      287                 268                      871                798
Gains on sales of mortgages, net                          10                   4                       10                 18
Security losses, net                                     (29)               (117)                     (75)              (114)
Other non-interest income                                265                 238                      762                646
------------------------------------------------------------------------------------------------------------------------------
     Total Non-Interest Income                           533                 393                    1,568              1,348
------------------------------------------------------------------------------------------------------------------------------

Non-Interest Expense:
Salaries and employee benefits                         1,647               1,433                    4,847              4,230
Occupancy expense, net                                   240                 196                      685                534
Equipment                                                190                 158                      547                395
Other non-interest expense                               853                 734                    2,466              2,450
------------------------------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                        2,930               2,521                    8,545              7,609
------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                       1,634               1,379                    4,719              3,735
Income tax expense                                       568                 487                    1,670              1,295
------------------------------------------------------------------------------------------------------------------------------
     Net Income                                    $   1,066            $    892                $   3,049          $   2,440
------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
Primary                                            $    0.44            $   0.36                $    1.25          $    1.21
Fully diluted                                      $    0.44            $   0.36                $    1.25          $    1.19
------------------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                    2,429               2,541                    2,401              2,090
==============================================================================================================================

                   Yardville National Bancorp and Subsidiary
                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                  Nine months ended
                                                                     September 30,
(in thousands)                                                   1996              1995
Cash Flows from Operating Activities:
Net Income                                                    $  3,049          $  2,440
Adjustments:
    Provision for Loan Losses                                    1,090               590
    Depreciation                                                   526               367
    Amortization and accretion                                     438               178
Cash Flows from Financing Activities:
    Net increase in non-interest bearing
        demand,  money market,  and saving deposits             11,127            12,353
    Net increase in certificates of deposit                     28,217            22,284
    Net increase in  borrowed funds                             27,107            59,940
    Proceeds from issuance of common stock                         826             9,169
    Loss on sale of securities available for sale                   75               114
    Writedown of other real estate                                  68                15
    Increase in other assets                                    (3,416)           (2,070)
    Increase in other liabilities                                  883             1,854
------------------------------------------------------------------------------------------
                                                                  (336)            1,048
------------------------------------------------------------------------------------------
    Net Cash Provided by Operating Activities                    2,713             3,488
------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Net increase in interest bearing deposits                   (1,470)           (1,322)
    Proceeds from maturities and paydowns of
        investment securities                                    3,409             3,061
    Purchase of securities available for sale                  (62,520)          (80,055)
    Proceeds from sale of securities available for sale         41,256             5,762
    Purchase of investment securities                             (453)               --

    Maturities, calls & paydowns of securities
       available for sale                                       20,050             4,122
    Net increase in loans                                      (68,846)          (31,735)
    Expenditures for bank premises and equipment                (1,925)             (824)
    Proceeds from sale of O.R.E.                                   272               353
    Capital improvements to O.R.E.                                  --               (12)
------------------------------------------------------------------------------------------
      Net Cash Used by Investing Activities                    (70,227)         (100,650)
------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Net increase in non-interest bearing
        demand,  money market,  and saving deposits             11,127            12,353
    Net increase in certificates of deposit                     28,217            22,284
    Net increase in  borrowed funds                             27,107            59,940
    Proceeds from issuance of common stock                         826             9,169
    Dividends paid                                                (792)             (505)
------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                 66,485           103,241
------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents      (1,029)            6,079
      Cash and cash equivalents at beginning of period          12,835            11,100
------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                   $  11,806         $  17,179
------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
        Interest expense                                     $  11,717         $   7,501
        Income taxes                                             2,064             1,347
------------------------------------------------------------------------------------------

    See Accompanying Notes to Unaudited Consolidated Financial Statements.

                  Yardville National Bancorp and Subsidiary

                  Notes to Consolidated Financial Statements

                     Nine Months Ended September 30, 1996

                                  (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation

       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and other real estate, management obtains independent appraisals for significant properties.

         The consolidated financial data as of and for the three and nine months ended September 30, 1996 and 1995 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1996.

Consolidation

         The consolidated financial statements include the accounts of Yardville National Bancorp (the "Corporation") and its sole subsidiary, the Yardville National Bank (the "Bank") and Yardville's wholly owned subsidiary, The Yardville National Investment Corporation. All significant intercompany accounts and transactions have been eliminated.

Allowance for Loan Losses

For financial reporting purposes, the provision for loan losses charged to operating expense is determined by management and is based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect the borrower's ability to repay the loan. This provision is based on management's estimates, and actual losses may vary from these estimates. These estimates are reviewed and, as adjustments become necessary, they are reported in the periods in which they become known. Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans and other real estate, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for losses on loans and other real estate. Such agencies may require the Bank to recognize additions to the allowance or adjustments to the carrying value of other real estate based on their judgments about information available to them at the time of their examination.

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

FINANCIAL CONDITION

Assets

Total consolidated assets at September 30, 1996 totaled $472,821,000, an increase of $69,706,000 or 17.3%, compared to $403,115,000 at December 31, 1995. The growth in Yardville's asset base during the first nine months of 1996 was due primarily to an increase in loans. The increase in loans was the product of a strategy to improve the profitability of the organization through relationship banking and the continued consolidation in the bank's marketplace which has solidified the bank's competitive position in the small and middle markets.

Securities

Total securities decreased by $3,441,000 at September 30, 1996 compared to year end 1995. The investment growth strategy, purchasing investments using repurchase agreements, peaked at approximately $68,000,000 at the end of June 1996 and stands at approximately $57,500,000 at September 30, 1996. The purpose of this strategy was to improve return on equity and earnings per share. This strategy was considered by management to be temporary until loan demand could generate sufficient net interest income to improve performance measurements. Through September 30, 1996 loan demand has continued to be strong in the Bank's primary market place. In July 1996, bank management decided to begin to gradually reduce assets purchased with repurchase agreements. The decrease in the securities portfolio noted above is a result of the bank's withdrawal from the growth strategy coupled with principal paydowns from mortgage backed products, called U.S. agency securities and maturities and sales of U.S. Treasuries offset by short term security purchases to strengthen liquidity.

At September 30, 1996 the amortized cost of investment securities classified as held to maturity was $32,283,000 compared to $35,384,000 at December 31, 1995, a decrease of $3,101,000 or 8.8%.

Net unrealized losses as of September 30, 1996 in Yardville's available for sale securities portfolio were $1,007,000. Unrealized losses of $605,000 net of tax effect, were reported as a reduction of stockholders' equity at September 30, 1996. The available for sale portfolio, except those securities purchased utilizing repurchase agreements, provides a secondary source of liquidity.

Federal Funds

There were no Federal funds sold reflected on the balance sheet as of September 30, 1996 compared to $2,795,000 at December 31, 1995. Average federal funds sold totaled $4,072,000 for the nine months ended September 30, 1996. Management continues to focus on strategies to maintain adequate short term liquidity needs.

Loans

Total loans, net of unearned discounts, increased by $68,226,000 or 27.8%, to $313,280,000 at September 30, 1996 compared to $245,054,000 at year end 1995.
Yardville's loan portfolio represented 66.3% of assets at September 30, 1996 compared to 60.8% of assets at December 31, 1995.

Yardville's lending focus continues to be centered on commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

Yardville showed positive results throughout its loan portfolio for the nine months ended September 30, 1996 as a result of management's emphasis on customer service and relationships and taking advantage of opportunities associated with consolidation in the banking industry, particularly in Yardville's markets.

On a component basis, for the nine month period ended September 30, 1996, commercial loan balances increased 63.4%. Real estate - commercial mortgages and real estate - residential mortgages increased 51.5% and 10.5%, respectively, for the first nine months of 1996. The increase in actual dollars in these loans since year end 1995 is $37,692,000 and $7,707,000 respectively. The increase in real estate-mortgage loans in the first nine months of 1996 is reflective of a generally stable mortgage interest rate environment. Consumer loan balances increased 17.7% through the first nine months of 1996.

Liabilities

Yardville's deposit base is the principal source of funds supporting interest earning assets. Total deposits amounted to $342,316,000 at September 30, 1996 compared to $302,972,000 at December 31, 1995, an increase of $39,344,000 or 13.0%.

The growth in Yardville's deposit base, particularly in the third quarter, primarily was the result of competitive pricing of 9 month and 2 year and 3 year certificates of deposit to help fund loan growth.

Average interest bearing liabilities, including CD's of $100,000 or more, increased $79,322,000 or 28.8% to total $354,848,000 for the nine month period ended September 30, 1996 as compared to $275,526,000 for the year ended December 31, 1995. Interest bearing deposits have increased 14.3% and non-interest bearing deposits have increased 6.0% as of September 30, 1996 compared to year end 1995. At September 30, 1996 interest bearing and non-interest bearing deposits totaled $292,847,000 and $49,469,000, respectively.

Borrowed funds totaled $92,328,000 at September 30, 1996 compared to $65,221,000 at December 31, 1995. Average borrowed funds increased $52,772,000 to total $86,111,000 for the nine month period ended September 30, 1996 as compared to $33,339,000 for the year ended December 31, 1995. Borrowed funds have increased during the period to support balance sheet growth and to increase net interest income by purchasing investments using repurchase agreements.

Borrowed funds at September 30, 1996 were approximately $20,000,000 in FHLB advances all with a maturity of less than 1 year, approximately $57,500,000 in repurchase agreements utilized to purchase investments and approximately $14,400,000 in repurchase agreements supporting earning asset growth were outstanding.

Yardville has the availability to borrow up to $20,000,000 from the FHLB through its line of credit program. In addition, the bank is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock level requirements, collateral requirements and individual advance proposals based on FHLB credit standards. Yardville also has the ability to borrow at the Federal Reserve discount window along with agreements to use two unsecured federal funds lines of credit with two of its correspondent banks for daily funding needs. Management's strategy, however, is to further build the bank's core deposit base to fund asset growth. However, borrowed funds will be utilized to meet short term liquidity needs and as an additional source of funding for the loan and investment portfolios.

Capital

Total stockholders' equity of $34,089,000 at September 30, 1996 increased $2,372,000 or 7.5% from $31,717,000 at December 31, 1995. This increase resulted from (i) earnings of $3,049,000 over the first nine months of 1996 (less dividend payments of $792,000 for the first nine months of 1996), (ii) a negative equity adjustment of $711,000 for the unrealized loss on securities available for sale as of September 30, 1996, (iii) proceeds of $551,000 from exercised options, and (iv) $275,000 from the proceeds of warrants exercised during the first six months of 1996.

Yardville's leverage ratio was 7.3% at September 30, 1996 compared to 7.8% at December 31, 1995. At September 30, 1996 tier I and total tier I and II capital to risk weighted assets were 10.5% and 11.8%, respectively. The risk based capital levels at year end 1995 were 12.0% and 13.2% for tier I and total risk based capital, respectively.

The minimum regulatory requirements require financial institutions to have a leverage ratio of 3.0%, a tier I risk-based ratio of 4.0% and a total tier I and tier II ratio of 8.0%. A bank is considered "well capitalized" if it has a minimum Tier 1 and total risk-based capital ratios of 6% and 10%, respectively, and a minimum Tier 1 leverage ratio of 5%.

Credit risk

At September 30, 1996, nonperforming loans, consisting of loans 90 days or more past due, and nonaccruing loans totaled $2,682,000 compared to $2,819,000 at December 31, 1995. Other real estate owned at September 30, 1996 totaled $657,000 compared to $625,000 at December 31, 1995.

Total nonperforming assets decreased $105,000 or 3.0% to $3,339,000 at September 30, 1996 compared to $3,444,000 at year end 1995. Nonperforming assets as a percentage of total loans were 1.07% at September 30, 1996. The decrease in nonperforming loans and total nonperforming assets is reflective of management's on going monitoring of the loan portfolio.

The allowance for loan losses increased to $4,520,000 or 1.44% of total loans, at September 30, 1996 compared to $3,677,000, or 1.50% of total loans, at year end 1995. The provision for loan losses through September 30, 1996 was $1,090,000, reflective of the continued growth in the loan portfolio. Yardville had net loan charge-offs of $248,000 for the nine month period ended September 30, 1996. At September 30, 1996 the allowance for loan losses covered 168.5% of nonperforming loans and 135.3% of nonperforming assets. The allowance for loan losses, in management's judgment, is adequate to provide for potential losses.

RESULTS OF OPERATIONS

Net Income

Yardville reported net income of $3,049,000 for the nine months ended September 30, 1996, an increase of $609,000 or 25.0%, from net income of $2,440,000 reported for the same nine month time period in 1995. The increase in net income for the nine months ended September 30, 1996 compared to the same period of 1995 was primarily attributable to an increase in net interest income partially offset by increases in the provision for loan losses and non-interest expenses.


On a per share basis, the net income was $1.25 for the first nine months of 1996 compared to $1.19 for the first nine months of 1995 on a fully diluted basis. Earnings per share, on a fully diluted basis, for the quarter ended September 30, 1996 was $0.44 compared with $0.36 at the same date a year ago. The increase in earnings per share is attributable to increased earnings and the expiration of warrants in June 1996 which resulted in a change in the computation method of earnings per share from the modified treasury stock method in 1995 to the treasury stock method in 1996.

On a quarterly basis, the income for the third quarter of 1996 was $1,066,000 compared to $892,000 for the same quarter a year ago. The increase in net income for the quarterly comparison was attributable to increases in net interest and non-interest income offset by increases in the provision for loan losses and non-interest expenses.

Net Interest Income

Yardville's net interest income for the nine months ended September 30, 1996 was $12,786,000, an increase of $2,200,000 or 20.8% over the $10,586,000 for the comparable 1995 period. The principal factor contributing to the increase in net interest income for the nine months ended September 30, 1996 was an increase in interest income of $5,526,000 resulting from a substantial increase in loan volume, particularly commercial loans, offset by an increase in interest expense of $3,326,000 due to higher levels of borrowed funds and time deposits, a higher costing funding source.

The net interest margin (tax equivalent basis) between yields on average interest earning assets and costs of average funding sources was 4.15% at September 30, 1996 compared to 4.60% at September 30, 1995. The decrease in the net interest margin for the comparable period was principally due to two factors. In the second half of 1995 management instituted a strategy to increase net interest income by purchasing investments using repurchase agreements. Increased competition and the subsequent decrease in loan yields also accounted, in part, for the reduction in the net interest margin. At September 30, 1996 approximately $57,500,000 in investments purchased with repurchase agreements were outstanding. The targeted spread on this strategy was 75 basis points after tax. This strategy, while successful in increasing net interest income, had a negative impact on the net interest margin. The primary goals of the strategy are to improve return on equity and earnings per share, which, to date, have been achieved.

On a quarterly comparison, net interest income was $4,406,000 for the third quarter of 1996, an increase of $669,000 or 17.9%, from net interest income of $3,737,000 for the third quarter of 1995. Average earning assets, primarily loans and securities, increased $91,071,000 for the three months ended September 30, 1996 to the comparable 1995 period. Increases in net interest income due to volume were offset by a decrease in the net interest margin by 28 basis points for the comparable periods due to increased loan competition and the investment strategy previously discussed.

Interest Income

For the nine month period ended September 30, 1996 total interest income of $25,152,000 increased $5,526,000 or 28.2% as compared to $19,626,000 reported for the same nine month period a year earlier. On a quarterly comparison, the third quarter of 1996 experienced an increase of $1,635,000 or 22.5%, in interest income compared to the same period a year earlier. The increase in interest income is due to the higher volume of average loan and securities assets. Average loans increased $58,476,000 or 26.9%, for the nine months ended September 30, 1996 compared to the same 1995 period. The average yield on the loan portfolio decreased 46 basis points for the comparable period in a competitive lower rate market place.

Interest income on securities increased $2,438,000 or 65.0% for the first nine months of 1996, due to a 32 basis point increase in yield and an increase of $48,228,000 in average balances for the nine months ended September 30, 1996 as compared to the same period a year earlier. On a quarterly comparison interest on securities increased 22.1% for the same reasons discussed above. Interest on Federal Funds sold decreased $192,000 for the nine month period ended September 30, 1996 due to decreases in average balances of $3,830,000 and decreases in average yields of 67 basis points.

Overall, the yield on Yardville's interest earning assets decreased 34 basis points to 8.07% for the nine month period ended September 30, 1996 from 8.41% for the period ended September 1995 for the combined reasons discussed above.

Interest Expense

Total interest expense increased $3,326,000 or 36.8% to $12,366,000 for the nine months ended September 30, 1996 compared to $9,040,000 reported for the nine months ended September 30, 1995.

The increase in interest expense for the comparable time periods is the result of a larger deposit base, primarily higher costing time deposits. Certificates of deposit and premium money market deposit products continue to be competitively priced to provide a source of funds for loan growth.

Average interest bearing liabilities amounted to $354,848,000 at September 30, 1996 compared to $261,921,000 at September 30, 1995. Increases in deposit account relationships, attributable in part to increased commercial loan activity and competitive pricing of time deposits, are reflected in the results. Average time deposits, a higher costing funding source, increased $19,926,000 or 17.1% for the first nine months of 1996 compared to the first nine months of 1995.

For the third quarter of 1996 total interest expense increased $966,000 or 27.3% as compared to the third quarter of 1995. The increase in interest expense for the comparable quarters is primarily due to higher levels of time deposits and borrowed funds.

Interest expense on borrowed funds increased significantly during both the quarterly and year-to-date periods when comparing 1996 to 1995. For the year-to-date and quarterly comparisons interest expense increased $2,562,000 and $753,000, respectively, as a result of significantly higher average balances. Repurchase agreements were used during the period to purchase investments, and short term borrowings from the Federal Home Loan Bank were utilized to provide liquidity and as a source of funds for asset growth.

Provision For Loan Losses

Yardville provides for possible loan losses by a charge to current operations. The provision for loan losses for the nine month period ended September 30, 1996 was $1,090,000 compared to $590,000 for the nine months ended September 30, 1995. The provisions through the three quarters of 1996 are reflective of continued substantial growth in the loan portfolio. Management believes that the allowance for loan losses is adequate in relation to credit risk exposure levels. For the three month period ended September 30, 1996 the provision for loans losses was $375,000 compared to $230,000 for the three months ended September 30, 1995, an increase of $145,000 or 63.0%. As with the nine month period, the provision is reflective of the continued substantial growth in the loan portfolio.

Non-Interest Income

Total non-interest income was $1,568,000 for the first nine months of 1996 compared to $1,348,000 for the same nine month period in 1995. The increase of $220,000 or 16.3% is primarily attributable to increased service charges and other non-interest income.

Service charges on deposit accounts increased $73,000 or 9.1% for the first nine months of 1996 as compared to the same period a year earlier. The increase in service charge income was the product of a larger deposit base and the fee income associated with it. Yardville realized $75,000 in net losses on the sale of securities, in the first nine months of 1996 versus a loss of $114,000 on the sale of securities, net, in the first nine months of 1995. Proceeds from securities sold were utilized to fund higher yielding commercial loan assets as well to reduce fixed rate securities purchased using borrowed funds to reduce future interest rate risk exposure. Other non-interest income increased $116,000 or 18.0% in the first nine months of 1996 versus the first nine months of 1995. This increase was principally due to additional fee income derived from life insurance assets, and to a lesser extent, increases in other fee income.

For the third quarter comparison, the results were similar. Total non-interest income for the third quarter of 1996 increased 35.6% to $533,000, or $140,000, over the $393,000 reported in the period a year earlier. The increase experienced during the third quarter of 1996 was in service charges on deposit accounts and other non-interest income with increases of 7.1% and 11.3% respectively. Additionally, net security losses for the quarter ended September 30, 1996 were $29,000 compared to $117,000 for the same period a year earlier.

Non-Interest Expense

Total non-interest expense increased $936,000 or 12.3% to $8,545,000 for the first nine months of 1996 compared to $7,609,000 for the first nine months of 1995. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits and occupancy and equipment expense.

Salaries and employee benefits were $4,847,000 for the first nine months of 1996, an increase of $617,000 or 14.6% compared to the same nine month period of 1995. The increase resulted from increased staffing required as the result of Yardville's growth for the comparable time periods and normal annual salary increases. Employee benefits also increased 19.7% for the comparable time periods. Full time equivalent staff increased to 158 at September 30, 1996 from 141 at September 30, 1995.

Net occupancy expenses increased $151,000 or 28.3% for the first nine months of 1996 as compared to the same period in 1995 as the result of increased maintenance costs, specifically snow removal, and the additional occupancy costs associated with new branch offices. Equipment expense increased $152,000 or 38.5% for the same period primarily due to depreciation costs associated with hardware and software purchased for the bank's in house computer system as well as new furniture and fixtures in Yardville's new branches.

Other non-interest expenses totaled $2,466,000 for the nine months ended September 30, 1996, an increase of $16,000 or 0.7%, from the comparable 1995 period. The slight increase in other non-interest expense for the comparable periods is primarily the result of increases in professional fees, stationary and supplies costs associated with a growing branch network and insurance expenses offset by decreases in computer expenses and the elimination of FDIC insurance premiums.

A comparison of the third quarter of 1996 with the third quarter of 1995 indicates very similar results. Non-interest expenses increased $409,000 or 16.2% to $2,930,000 versus $2,521,000 reported in the same period a year earlier. Salary and employee benefits increased $214,000 or 14.9%. Net occupancy and equipment expenses increased 22.4% and 20.3% respectively. Other non-interest expenses also increased 16.2% in the third quarter of 1996 compared to the same period in 1995. The quarterly comparison increase is due to the same factors discussed in the year-to-date review above.

PART II OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

A. The following exhibits are filed with this Form 10-QSB for the fiscal quarter ended September 30, 1996 by Yardville National Bancorp:

                  INDEX TO EXHIBITS

     No.    Exhibits                                       Page
     ---    --------                                       ----

 *   3.1    Restated Certificate of Incorporation of
            the Registrant

++   3.2    By-Laws of the Registrant

++   4.1    Specimen of Share of Common Stock

++   4.2    Form of Class A Warrant


    27.1    Financial Data Schedule                       22-23



* Incorporated by reference to the Issuer's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1994, as amended by Form 10-KSB/A filed on July 25, 1995.

++ Incorporated by reference to the Issuer's Registration Statement on Form SB-2 (Registration No. 33-78050)


B. No reports on FORM 8-K were filed by the registrant during the quarter ended September 30, 1996.

                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   YARDVILLE NATIONAL BANCORP
                                         (Registrant)




Date :   November 14, 1996            By :______________________________
         -----------------                  Stephen F. Carman
                                            Executive Vice President
                                            and Chief Financial Officer