Form 10-K
period 1996-12-31
YARDVILLE NATIONAL BANCORP
filed 1997-03-31
CIK 787849

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-26086

                           YARDVILLE NATIONAL BANCORP
                           --------------------------
             (Exact Name of Registrant as specified in its Charter)

         New Jersey                                     22-2670267
         ----------                                     ----------
(State or other jurisdiction of                     (I.R.S. employer
incorporation or organization)                      Identification No.)


3111 Qakerbridge Road, Trenton, New Jersey                 08619
------------------------------------------                 -----
 (Address of principal executive offices)                (Zip Code)

                              (609) 585-5100
                              --------------
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value

    Indicate by checkmark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes x No
                                      ----   -----
    Indicate by checkmark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-k[x]

    Aggregate market value of voting stock held by non-affiliates (computed by using the average of the closing bid and asked prices on march 12, 1997, in the NASDAQ National Market System: $47,345,890.

    Number of shares of common stock, no par value, outstanding as of march 12, 1997: 2,447,664.

                                                                    (Continued)

                       DOCUMENTS INCORPORATED BY REFERENCE



                                               Part of Form 10-K into
      Document                              which document is incorporated
      --------                              ------------------------------

Annual Report to Stockholders for Fiscal
year ended December 31, 1996                            II

Definitive proxy statement for the 1996
Annual Meeting of Stockholders to be held
on April 24, 1997                                       III

FORM 10-K


INDEX


PART I                                                               PAGE


Item 1.    Business                                                    1

Item 2.    Properties                                                 22

Item 3.    Legal Proceedings                                          22

Item 4.    Submission of Matters to a Vote of Security Holders        22


PART II


Item 5.    Market for Registrant's Common Equity and Related
           Stockholders Matters                                       23

Item 6.    Selected Financial Data                                    24

Item 7.    Management's Discussion and Analysis of Financial
           Condition or Plan of Operations                            24

Item 8.    Financial Statements and Supplementary Data                24

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                        25


PART III


Item 10.   Directors and Executive Officers of the Registrant         25

Item 11.   Executive Compensation                                     25

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                 25

Item 13.   Certain Relationships and Related Transactions             25


PART IV


Item 14.   Exhibits and Reports on Form 8-K                           25

Signatures                                                            26

Index to Exhibits                                                     E-1

                           YARDVILLE NATIONAL BANCORP

                                    FORM 10-K

                                     PART I

ITEM 1. BUSINESS.

General

         Yardville National Bancorp (the "Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956 (the "Holding Company
 Act"). The Company's business is the ownership and management of The Yardville National Bank, a national banking association and the Company's sole banking subsidiary (the "Bank"). The Company was incorporated under the laws of New Jersey and became the holding company of the Bank in 1985. At December 31, 1996, the Company had total assets of approximately $490,545,000, deposits of approximately $364,445,000 and stockholders' equity of approximately $35,230,000.

The Bank

         The Bank received its charter from The Office of the Comptroller of the Currency (the "OCC") in 1924 and commenced operations as a commercial bank in 1925. The Bank currently operates nine full-service banking offices in Mercer County, New Jersey, five in Hamilton Township, two in Ewing Township, one in East Windsor Township and one in Trenton. The branch offices in Ewing Township were established in 1994 and in the third quarter of 1996, respectively. The branch office in East Windsor was established in the first quarter of 1995, and the branch office in Trenton was established in the second quarter of 1995. The bank opened its fifth branch office in Hamilton Township in the second quarter of 1996.

         The Bank's principal executive offices are located at 3111 Quakerbridge Road, Trenton, New Jersey.

         The Bank conducts a general commercial and retail banking business. The principal focus of the Bank has been to provide a full range of traditional commercial and retail banking services, including savings and time deposits, letters of credit, checking accounts and commercial, real estate and consumer loans, for individuals and small and medium size businesses in each of the local communities that it serves.

         The Bank has one wholly-owned non-bank subsidiary, Yardville National Investment Corporation, which was incorporated in 1985. Yardville National Investment Corporation was formed to separate a portion of the Bank's investment portfolio functions and responsibilities from its regular banking operations and to increase the net yield of the investment portfolio.

Supervision and Regulation

Supervision and Regulation of the Company

         Bank holding companies, banks and their operations are extensively regulated under both Federal and state laws. Bank holding companies and banks may be subject to potential enforcement actions by the FRB, the OCC or the Federal Deposit Insurance Corporation (the "FDIC") for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule or regulation, any cease-and-desist or consent order, any condition imposed in writing by the agency or any written agreement with the agency. Because the Company is a "bank holding company" under the Bank Holding Company Act, the FRB, acting through the Federal Reserve Bank of Philadelphia ("FRBP") is the
primary supervisory authority for, and examines, the Company and any non-bank subsidiaries which are not subsidiaries of the Bank. Because the Bank is a
national  bank,  the  primary  supervisory   authority  for  the Bank  and  its
subsidiaries is the OCC, which regularly examines the Bank. The FDIC and the
FRB (because the Bank is a member of the Federal Reserve System) also regulate, supervise and have power to examine the Bank and its subsidiaries.
Enforcement actions   may  include  the  imposition of a conservator or
receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties and removal and prohibition orders. If any enforcement action is taken by a banking regulator, the value of an equity investment in the Company could be substantially reduced or eliminated.

Bank Holding Company Act

         The Bank Holding Company Act requires a "bank holding company" such as the Company to secure the prior approval of the FRB before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank. Subject to changes recently enacted in the Interstate Banking Act (see discussion below), it also prohibits acquisition by any bank holding company of more than five percent (5%) of the voting shares of, or interest in, or all or substantially all of the assets of, any bank located outside of the state in which a current bank subsidiary is located unless such acquisition is specifically authorized by laws of the state in which such bank is located. A bank holding is prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the FRB considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects. Applications under the Bank Holding Company Act and the Change in Control Act (see discussion below) are subject to review based upon the record of compliance of the applicant with the Community Reinvestment Act of 1977 ("CRA") as discussed below.

         The Company is required to file an annual report with the FRB and any additional information that the FRB may require pursuant to the Bank Holding Company Act. The FRB may also make examinations of the Company and any or all of its subsidiaries. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of credit or provision of any property or services. The so-called 'anti-tie-in' provisions state generally that a bank may not condition the pricing or provision of certain products and services on a requirement that the customer provide certain products or services to the bank holding company or bank, or any other subsidiary of the bank holding company, or that the customer not obtain certain products or services from competitors, or that the customer also obtain certain other products or services from the bank, its bank holding company or any other subsidiary of the bank holding company. There is an exception to the tie-in prohibition for "traditional" banking products and services.

         The FRB permits bank holding companies to engage in non-banking activities so closely related to banking or managing or controlling banks as to be a proper incident thereto. A number of activities are authorized by FRB regulation, while other activities require prior FRB approval. The types of permissible activities are subject to change by the FRB.

         FRB regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. The FRB has, in some cases, entered orders for bank holding companies to take affirmative action to strengthen the finances or management of subsidiary banks.

Change in Bank Control Act

         Under the Change in Bank Control Act of 1978 ("Change in Control Act"), no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire "control" of any federally insured depository institution unless the appropriate Federal banking agency has been given 60 days' prior written notice of the proposed acquisition and within that period has not issued a notice disapproving of the proposed acquisition or has issued written notice of its intent not to disapprove the action. For this purpose, "control" is generally defined as the power, directly, or indirectly, to direct the management or policies of an institution or to vote 25% or more of any class of its voting securities. The period for the agency's disapproval may be extended by the agency. Upon receiving such notice, the Federal agency is required to provide a copy to the appropriate state regulatory agency if the institution of which control is to be acquired is state chartered, and the Federal agency is obligated to give due consideration to the views and recommendations of the state agency. Upon receiving a notice, the Federal agency is also required to conduct an investigation of each person involved in the proposed acquisition. Notice of such proposal is to be published and public comment solicited thereon. A proposal may be disapproved by the Federal agency if the proposal would have anti-competitive effects, if the proposal would jeopardize the financial stability of the institution to be acquired or prejudice the interests of its depositors, if the competence, experience or integrity of any acquiring person or proposed management personnel indicates that it would not be in the interest of depositors or the public to permit such person to control the institution, if any acquiring person fails to furnish the Federal agency with all information required by the agency, or if the Federal agency determines that the proposed transaction would result in an adverse effect on a deposit insurance fund. In addition, the Change in Control Act requires that, whenever any federally insured depository institution makes a loan or loans secured, or to be secured, by 25% or more of the outstanding voting stock of a federally insured depository institution, the president or chief executive officer of the lending bank must promptly report such fact to the appropriate Federal banking agency regulating the institution whose stock secures the loan or loans.

Supervision and Regulation of the Bank

         The operations of the Bank are subject to Federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC. Bank operations are also subject to regulations of the OCC, the FRB and the FDIC.

         The primary supervisory authority of the Bank is the OCC (also its primary Federal regulator), which regularly examines the Bank. The OCC has the authority to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

         Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and
consolidations   and  the   establishment  of  branches.  All  nationally  and
state-chartered banks in New Jersey are permitted to maintain branch offices in any county of the state. National bank branches may be established only after approval by the OCC. It is the general policy of the OCC to approve applications to establish and operate domestic branches, including ATM's and other automated devices that take deposits, provided that approval would not violate applicable Federal or state laws regarding the establishment of such branches. The OCC reserves the right to deny an application or grant approval subject to conditions if (1) there are significant supervisory concerns with respect to the application or affiliated organizations,
(2) in accordance with CRA, the applicant's record of helping meet the credit needs of its entire community, including low and moderate income neighborhoods, consistent with safe and sound operation, is less than satisfactory, or (3) any financial or other business arrangement, direct or indirect, involving the proposed branch or device and bank "insiders" (directors, officers, employees and 10%-or-greater stockholders) involves terms and conditions more favorable to the insiders than would be available in a comparable transaction with unrelated parties. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC's prior approval is also required for any new branch applications of a bank which is ranked in any of the three "undercapitalized" categories established by FDICIA.

         Under the Federal Deposit Insurance Act, the OCC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, Federal law enactments have expanded the circumstances under which officers or directors of a bank may be removed by the institution's Federal supervisory agency, restricted and further regulated lending by a bank to its executive officers, directors, principal stockholders or related interests thereof and restricted management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank.

                  The Bank, as a member of the Federal Reserve System, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries and on taking such stock or securities as collateral for loans. The Federal Reserve Act and FRB regulations also place certain limitations and reporting requirements on extensions of credit by the Bank to principal stockholders of its parent holding company, among others, and to related interests of such principal stockholders. Such legislation and regulations may affect the terms upon which any person becoming a principal stockholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

         In addition, as a bank whose deposits are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default of any assessment due to the FDIC. The Bank is not in default under any of its obligations to the FDIC. The FDIC also has authority under the Federal Deposit Insurance Act to prohibit an insured bank from engaging in conduct which, in the FDIC's opinion, constitutes an unsafe or unsound practice in conducting its business. It is possible, depending upon the financial condition of the Bank and other factors, that the FDIC could claim that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound banking practice.

         Under the Bank Secrecy Act ("BSA"), the Bank is required to report to the Internal Revenue Service currency transactions of more than $10,000 or multiple transactions of which the Bank is aware in any one day that aggregate in excess of $10,000. Civil and criminal penalties are provided under the BSA for failure to file a required report, for failure to supply information required by the BSA or for filing a false or fraudulent report.

         Under CRA, the record of a bank holding company and its subsidiary banks must be considered by the appropriate Federal banking agencies in reviewing and approving or disapproving a variety of regulatory applications including approval of a branch or other deposit facility, office relocation, a merger and certain acquisitions of bank shares. Federal banking agencies have recently denied applications more frequently based on unsatisfactory CRA performance, and news reports indicate that community groups have begun to focus more closely on CRA compliance of small institutions such as the Bank. Regulators are required to assess the record of the Company and the Bank to determine if they are meeting the credit needs of the community (including low and moderate neighborhoods) they serve. Regulators make publicly available an evaluation of banks' records in meeting credit needs in their communities, including a descriptive rating and a statement describing the basis for the rating.

         In addition, the Bank is subject to a variety of banking laws and regulations governing consumer protection (including the Truth in Lending Act ("TILA"), the Truth in Savings Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, and the Real Estate Settlement Procedures Act ("RESPA")), FDIC deposit insurance regulations, and FRB regulations governing such matters as reserve requirements for deposits, securities margin lending, collection of checks and other items and availability of deposits for withdrawal by customers, security procedures, and prohibitions of payment of interest on demand deposits. Under the Americans With Disabilities Act ("ADA"), certain bank facilities are identified as "public accommodations" and are subject to regulation to promote accessibility of their facilities for disabled persons.

Capital Rules

         Federal banking agencies have issued "risk-based capital" guidelines, which supplement other capital requirements. In addition, the OCC imposes certain "leverage" requirements on national banks such as the Bank. Banking regulators have authority to require higher minimum capital ratios for an individual bank or bank holding company in view of its circumstances.

         The risk-based guidelines require all banks and bank holding companies to maintain two "risk-weighted assets" ratios. The first is a minimum ratio of total capital ("Tier 1" and "Tier 2" capital) to risk-weighted assets equal to 8.00%; the second is a minimum ratio of "Tier 1" capital to risk-weighted assets equal to 4.00%. Assets are assigned to five risk categories, with higher levels of capital being required for the categories perceived as representing greater risk. In making the calculation, certain intangible assets must be deducted from the capital base. The risk-based capital rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and to minimize disincentives for holding liquid assets.

         The risk-based capital rules also account for interest rate risk. Institutions with interest rate risk exposure above a normal level are required to hold extra capital in proportion to that risk. A bank's exposure to declines in the economic value of its capital due to changes in interest rates is a factor that the banking agencies will consider in evaluating a bank's capital adequacy. The rule does not codify an explicit minimum capital charge for interest rate risk. The Bank currently monitors and manages its assets and liabilities for interest rate risk, and management believes that the interest rate risk rules will not materially adversely affect the Bank's operations.

         The OCC "leverage" ratio rules require national banks which are rated the highest by the OCC in the composite areas of capital, asset quality, management, earnings and liquidity to maintain a ratio of "Tier 1" capital to "adjusted total assets" (equal to the bank's average total assets as stated in its most recent quarterly call report filed with the OCC, minus end-of-quarter intangible assets that are deducted from Tier 1 capital) of not less than 3.00%. For banks which are not the most highly rated, the minimum "leverage" ratio will range from 4.00% to 5.00%, or higher at the discretion of the OCC, and is required to be at a level commensurate with the nature of the riskiness of the bank's condition and activities.

         For purposes of the capital requirements, "Tier 1" or "core" capital is defined to include common stockholders equity and certain noncumulative perpetual preferred stock and related surplus. "Tier 2" or "qualifying supplementary" capital is defined to include a bank's allowance for loan and lease losses up to 1.25% of risk-weighted assets, plus certain types of preferred stock and related surplus, certain "hybrid capital instruments" and certain term subordinated debt instruments.

         The Bank is in compliance with each of these capital rules and as of December 31, 1996 and December 31, 1995 the required ratios and the Bank's actual ratios are as follows:



                                                              Bank             Bank
         Capital                            Required         12/31/96        12/31/95
          Rule                              Ratio             Ratio            Ratio
         -------                            -----            --------        -------
Tier 1 Leverage Ratio                        4.00%              7.8%            9.1%
Tier 1 Risk-Based Capital                    4.00%             10.2%           12.0%
Total (Tiers 1 and 2)
      Risk-Based Capital                     8.00%             11.4%           13.2%



         FRB leverage ratio rules also require bank holding companies to maintain a minimum level of "primary capital" to total assets of 5.5% and a minimum level of "total capital" to assets of 6%. For this purpose, (1) "primary capital" includes, among other items, common stock, contingency and other capital reserves, and the allowance for loan and lease losses, (2) "total capital" includes, among other things, certain subordinated debt, and "total assets" is increased by the allowance for loan and lease losses. The Company is in compliance with each of these capital rules and as of December 31, 1996 and December 31, 1995 the required ratios and the Company's actual ratios are as follows:

                                                Company         Company
         Capital               Required         12/31/96        12/31/95
          Rule                 Ratio            Ratio           Ratio
         -------               --------         --------        --------
Primary Capital                5.50%             8.2%            8.7%
Total Capital                  6.00%             8.1%            8.7%

1996 Federal Banking Legislation

         The Economic Growth And Regulatory Paperwork Reduction Act of 1996
(the "1996 Banking Law"), enacted as Title II of the Omnibus Consolidated Appropriations Act for Fiscal Year 1997 was signed into Law on September 30, 1996, implemented a wide range of regulatory relief provisions affecting federal insured depository institutions. Among the supervisory provisions of the 1996 Banking Law which may affect the Bank, the 1996 Banking Law included the following: per branch capital requirement for national banks were eliminated; ATM's and other remote service units were excluded from the definition of "branch" for purposes of certain branch approval requirements and geographic restrictions; the law permits well-capitalized banks rated CAMEL 1 or 2 to invest in bank premises in amounts up to 150 percent of the bank's capital and surplus with only a 30-day after-the-fact notice and establishes expedited procedures to permit certain bank holding companies to engage in permissible nonbanking activities, except for acquisitions of thrifts; exempted from the insider lending restrictions a bank's company-wide benefit or compensation plans that are widely available to employees of the bank and that do not give preference to any officer, director, or principal shareholder (or related interests) over other employees of the bank; permits the Federal banking agencies to raise the asset limit for an 18-month examination cycle from $175,000,000 to $250,000,000 for banks with a CAMEL 2 rating;
permits the OCC to waive the State residency requirement for directors of national banks; eliminates the independent auditor attestation requirement for compliance with safety and soundness laws; authorizes the Federal banking agencies to permit a bank's independent audit committee to include some inside directors if the bank is unable to find competent outside directors, provided a majority of the committee is still made up of outside directors; requires
FRB and the U.S. Department of Housing and Urban Development, within 6 months of enactment, to simplify and improve RESPA and TILA disclosures and provide a single format for such disclosures; makes a number of changes to RESPA's disclosure requirements; generally provides that, if a bank or a third party self-tests for compliance under the Equal Credit Opportunity Act and the Fair Housing Act, the test results will not be used against the bank if the bank identifies possible violations and is taking appropriate corrective actions, and if the bank is not using the results in its defense; sunsets the Truth-in-Savings Act's civil liability provision in five years; recapitalizes the Savings Association Insurance Fund ("SAIF") as of
October 1, 1996; requires banks after December 31, 1996 to pay 20% of the interest on the bonds that funded the initial capitalization of SAIF ("FICO bonds") but banks would be required to pay a full pro-rata share of the interest obligation beginning after the earlier of December 31, 1999 or the date on which the last savings association ceases to exist; merges SAIF and the Bank Insurance Fund ("BIF") on January 1, 1999, but only if no insured depository institution is a savings association on that date; requires the Department of Treasury to conduct a study by March 31, 1997 on the development of a common charter for all insured depository institutions; substantially amends the Fair Credit Reporting Act ("FCRA"); prohibits the Federal banking agencies from examining for compliance with FCRA unless there has been a complaint about a violation or the agency otherwise has knowledge of a violation; and amends the Comprehensive Environmental Response, Compensation, and Liability Act to clarify that a lender is not liable for environmental cleanups of property securing a loan unless the lender, among other things, participates in day-to-day decision making over the operations of the property or has control over environmental compliance and provides that lenders that foreclose on property may take certain post-foreclosure actions without incurring liability for environmental cleanup if the lender did not participate in management of the property prior to foreclosure and the lender seeks to dispose of the property as soon as it is commercially reasonable.

Deposit Insurance Assessments

     Deposits of the Bank are insured by the FDIC through BIF. Deposits of certain savings associations are insured by the FDIC through SAIF. The FDIC sets deposit insurance assessment rates on a semiannual basis and will increase deposit insurance assessments whenever the ratio of reserves to insured deposits in a fund is less than 1.25. The insurance assessments paid by an institution are to be based on the probability that the fund will incur a loss with respect to the institution. The rate at which institutions pay assessments is based principally on two measures of risk. These measures involve capital and supervisory factors.

     For the capital measure, institutions are assigned semiannually to one of three capital groups according to their levels of supervisory capital as reported on their call reports: "well capitalized" (group 1), "adequately capitalized" (group 2) and "undercapitalized" (group 3). The capital ratio standards for classifying an institution in one of these three groups are total risk-based capital ratio (10 percent or greater for group 1, and between 8 and 10 percent for group 2), the Tier 1 risk-based capital ratio (6 percent or greater for group 1, and between 4 and 6 percent for group 2), and the leverage capital ratio (5 percent or greater for group 1, between 4 and 5 percent for group 2).

         Within each capital group, institutions are assigned to one of three supervisory risk subgroups--subgroup A, B, or C depending upon an assessment of the institution's perceived risk based upon the results of its most recent examination and other information available to regulators. Subgroup A will consist of financially sound institutions with only a few minor weaknesses. Subgroup B will consist of institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to BIF. Subgroup C will consist of institutions that pose a substantial probability of loss to the deposit insurance fund unless effective corrective action is taken. Thus, there are nine possible classifications to which varying assessment rates are applicable. The regulation generally prohibits institutions from disclosing their subgroup assignments or assessment risk classifications without FDIC authorization.

         An institution's semiannual assessment is computed primarily by multiplying its "average assessment base" (generally, total insurable domestic deposits) for the prior semiannual period by one-half the annual assessment rate applicable to that institution depending upon its category.

     On December 6, 1996, the FDIC continued in effect for the first six months of 1997 the downward adjustment in deposit insurance assessment rates applicable to BIF member institutions, but eliminated the statutory minimum assessment of $1,000 due to the 1996 Banking Law, which repealed that minimum.

         The following table sets forth the new schedule of BIF assessment rates by capital group and supervisory risk subgroup for the semi-annual assessment period beginning January 1, 1997 (with no minimum assessment amount):

         Capital Group                      Supervisory subgroup
         -------------                      ---------------------
                                            A         B         C
         1                                  0         3        17
         2                                  3        10        24
         3                                 10        24        27


         On November 22, 1996, the Federal Financing Corporation ("FICO") adopted a regulation pursuant to the 1996 Banking Law which obligates all federally insured depository institutions to pay special assessments toward the funding of interest payments on FICO bonds, which were issued in 1989 to fund the savings and loan bailout. The special assessments, which are effective for periods commencing January 1, 1997, will be calculated on a deposit-by-deposit basis and differ depending upon whether a deposit is insured by SAIF or BIF. For the period commencing January 1, 1997, the special assessment rates are expected to be 6.4 basis points on all SAIF-assessable deposits and 20% of that rate, or approximately 1.3 basis points, on all BIF-assessable deposits---regardless of whether an institution is a "bank" or a "savings association". After December 31, 1999 (or when the last savings association ceases to exist, if earlier), all assessable deposits at all institutions will be assessed at the same rates in order to pay FICO bond interest. These special assessments are in addition to the semi-annual assessments for BIF member institutions or BIF assessable deposits.

Prompt Corrective Action

         Federal law mandates certain "prompt corrective actions" which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally
regulated   depository   institution  falls.   Regulations set  forth  detailed
procedures and criteria for implementing prompt corrective action in the case of any institution which is not  adequately  capitalized.  Under  the  rules, an institution will be deemed to be "adequately capitalized" or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed "undercapitalized" if it fails to meet the minimum capital requirements, "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0 percent, a Tier 1 risk-based capital ratio that is less than 3.0 percent, or a leverage ratio that is less than 3.0 percent, and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0 percent. The rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on payment of dividends, a limitation on asset growth and expansion, in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain "management fees" to any "controlling person".  Institutions that are
classified  as  undercapitalized  are  also  subject  to  certain   additional
supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution's ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be "critically undercapitalized" and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

Limitations on Payment of Dividends; Regulatory Agreement

         Under national banking laws, a national bank must obtain the approval of the OCC before declaring any dividend which, together with all other dividends declared by the national bank in the same calendar year will exceed the total of the bank's net profits of that year combined with its retained net profits of the preceding 2 years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Net profits are to be calculated without adding back any provision to the bank's allowance for loan and lease losses. These restrictions would not prevent the Bank from paying dividends from current earnings to the Company at this time. FDICIA prohibits FDIC-insured institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements. The FDICIA restrictions would not prevent the Bank from paying dividends from current earnings to the Company at this time. The Bank in 1991 entered into a written agreement with the OCC (the "Regulatory Agreement") to, among other things, create a Compliance Committee, implement a plan to correct any compliance deficiencies, and reduce its classified assets and to maintain the Bank's common stockholders' equity at 5% of total assets. In 1991, in connection with the Regulatory Agreement and at the recommendation of the FRBP, the Board of Directors of the Company adopted a resolution, under which the Board could not declare a dividend to the Company's stockholders except with 10 days' prior written notice to the FRBP. The Regulatory Agreement was terminated on October 18, 1993, and on December 21, 1994, the Board of Directors of the Company rescinded its resolution with the permission of the FRBP, which was granted on November 30, 1994.

New Jersey Banking Laws

         Provisions of the New Jersey Banking Act of 1948 with supplements (the "New Jersey Banking Act") may apply to national banking associations with their principal offices in New Jersey, subject to pre-emption by applicable Federal laws. The merger of a national bank into a state bank requires approval of the New Jersey Commissioner of Banking; however, a state bank may merge into a national bank without such prior approval. The New Jersey Banking Act also purports to regulate certain aspects of bank business, including small loans and certain deposit accounts. New Jersey has opted into early interstate banking and branching. See the discussion under "Interstate Banking", below.

                  Under New Jersey law, a  corporation  is not permitted to
pay dividends on its capital stock if,  following  the payment of the dividend, (i) the corporation would be unable to pay its debts as they become due in the usual course of business or (ii) the
corporation's   total  assets  would  be  less  than  its  total  liabilities.
Determinations under clause (ii) above may be based upon (i) financial statements prepared on the basis of generally accepted accounting principles,
(ii) financial statements prepared on the basis of other accounting principles that are reasonable under the circumstances, or (iii) a fair valuation of other method that is reasonable in the circumstances.

Interstate Banking

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), enacted on September 29, 1994, permits bank holding companies to acquire banks in any state one year after enactment of the legislation. State laws which require the acquiror to have been in existence for a specified minimum period of time are preserved, but only up to a maximum existence requirement of 5 years. Except for initial entry into a state, after an acquisition the acquiror may not control more than 10% of total insured deposits in the U. S. or more than 30% of insured deposits in the acquiror's home state. Stricter state deposit concentration caps apply if they are nondiscriminatory. Effective June 1, 1997, acquired banks in different states may be merged into a single bank, subject to any necessary regulatory approvals and provided the banks are adequately capitalized. Once a bank has established branches in a host state through an interstate merger transaction, it may establish and acquire additional branches anywhere in the host state where the acquiree could have branched. States may enact laws opting-out of interstate branching during periods before June 1, 1997, but if so, domestic institutions will also be prohibited from branching interstate. States may also enact laws permitting interstate merger transactions and interstate de novo branching before June 1, 1997. On April 17, 1996, New Jersey enacted legislation to opt-in with respect to earlier interstate banking and branching and the entry into New Jersey of foreign country banks. New Jersey did not authorize de novo branching into the state. In contrast to interstate acquisitions and mergers, the Interstate Banking Act permits acquisition of less than all of the branches of an insured bank only of the state's laws permit it. Unless expressly determined to be pre-empted, state laws regarding community reinvestment, consumer protection
(including   applicable   usury   ceilings), fair  lending,   and
establishment of intrastate branches apply to local branches of interstate organizations to the same extent they apply to a branch of a domestic state bank. In evaluating applications, Federal banking agencies must consider CRA performance in each state in which an acquiring institution maintains branches,
as well as applicable   State community  reinvestment  laws.  Bank  management
anticipates that the Interstate Banking Act will increase competitive pressures in the Bank's market by permitting entry of additional competitors.

Other Laws and Regulations

         The Company and the Bank are subject to a variety of laws and regulations which are not limited to banking organizations. In lending to commercial and consumer borrowers, and in owning and operating its own property,
the  Bank  is  subject  to  regulations   and  risks  under  state  and Federal
environmental laws.

Compliance

         While the expense of compliance is increasing and has an adverse effect on the net income on all regulated institutions such as the Bank, management believes the Company and the Bank are in compliance with applicable laws and regulations in all material respects.

Legislation and Regulatory Changes

         Legislation and regulations may be enacted which increase the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions are frequently made in Congress and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company and the Bank.

Effect of Government Monetary Policies

         The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB has had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The FRB has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member banks' deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

Competition

         The Bank is subject to vigorous competition in all aspects of its business from other financial institutions such as commercial banks, savings banks, savings and loan associations, credit unions, insurance companies and finance and mortgage companies. Within the direct market area of the Bank there are a significant number of offices of competing financial institutions. The Bank competes in its market area with a number of larger commercial banks that have substantially greater resources, higher lending limits, larger branch systems and provide a wider array of banking services. Money market funds also actively compete with banks for deposits. Savings banks, savings and loan associations and credit unions also actively compete for deposits and for various types of loans. In its lending business, the Bank is subject to increasing competition from consumer finance companies and mortgage companies, which are not subject to the same kind of regulatory restrictions as banks. The effect of liberalized branching and acquisition laws, especially after the Financial Institutions Reform, Recovery and Enforcement Act of 1989, has been to lower barriers to entry into the banking business and increase competition for banking business, as well as to increase both competition for and opportunities to acquire other financial institutions. The Company anticipates that the Interstate Banking Act will increase competitive pressures in the Bank's market by permitting entry of additional competitors. Financial institutions compete generally on the basis of rates and service. Financial institutions are intensely competitive in the interest rates they offer, especially for time deposits. In addition, finance companies, which are not subject to the same regulation as banks, are becoming increasingly significant competitors because they can often offer lower loan rates than banks. Finally, a number of the Bank's competitors provide a wider array of services (such as trust and international services, which the Bank does not provide) and, by virtue of their greater financial resources, have higher lending limits and larger branch systems.

Employees

         At December 31, 1996, the Company employed 160 full-time employees and 11 part-time employees.

 Distribution of Assets, Liabilities and Stockholders' Equity;
 Interest Rates and Interest Differential

    Statistical disclosure information regarding the distribution of assets, liabilities and stockholders' equity, interest rates and interest differential is included in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, which is incorporated by reference to the Company's Annual Report to Stockholders (see Part II, Item 6 below).


  Investment Portfolio

    Statistical disclosure information regarding securities is included in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, which is incorporated by reference to the Company's Annual Report to Stockholders. Additional disclosure information follows.

    The following table presents the amortized cost and market values of the Company's securities available for sale portfolio as of December 31, 1996, 1995 and 1994.




                                                                            December 31,
                                       -------------------------------------------------------------------------------------
                                                  1996                          1995                            1994
                                       -----------------------        ------------------------         ---------------------
(in thousands)                           Book           Market          Book             Market          Book          Market
                                        Value            Value         Value              Value         Value          Value
                                        -----           ------         -----             ------         ------         ------

U.S. Treasury and
     other federal agencies         $    31,951     $   31,942      $   17,795     $     17,823     $    6,366     $    6,150
Mortgage-backed securities               59,441         59,182          78,725           78,874         18,358         16,755
Federal Reserve Bank stock                  572            572             512              512            173            173
Federal Home Loan Bank                    1,975          1,975           1,260            1,260          1,074          1,074
stock                               -----------     ----------      ----------     ------------     ----------     -----------
  Total                             $    93,939     $   93,671      $   98,292     $     98,469     $   25,971     $    24,152
                                    ===========     ==========      ==========     ============     ==========     ===========




         All mortgage-backed securities are FHLMC, FNMA or GNMA agency named at December 31, 1996.

     The following table presents the amortized cost and market values of the Company's investment securities portfolio as of December 31, 1996, 1995 and 1994.



                                                                            December 31,
                                       -------------------------------------------------------------------------------------
                                                  1996                          1995                            1994
                                       -----------------------        -------------------------        ---------------------
(in thousands)                           Book           Market          Book             Market          Book          Market
                                        Value            Value         Value              Value         Value          Value
                                        ------          ------         -----             ------         -----          ------

Obligations of state and
     political subdivisions          $  9,070       $    9,108        $  8,630        $   8,659       $   8,392     $   7,777
Mortgage-backed securities             22,226           21,770          26,754           26,378          30,691        27,972
                                     --------       ----------        --------        ---------       ---------     ---------

     Total                           $ 31,296       $   30,878        $ 35,384        $  35,037       $  39,083     $  35,749
                                     ========       ==========        ========        =========       =========     =========


     All mortgage-backed securities are FHLMC, FNMA or GNMA agency named at December 31, 1996.

  Loan Portfolio

     Statistical disclosure information regarding the loan portfolio is included in the Management's Discussion and Analysis, which is incorporated by reference to the Company's Annual Report to Stockholders. Additional disclosure information follows.

     The following table provides information concerning the maturity and interest rate sensitivity of the Company's commercial, agricultural and real estate-construction loan portfolio for the year presented.


                                                                December 31, 1996
                                         ---------------------------------------------------------------------
                                                              After One           After
                                            Within            But Within          Five
(in thousands)                             One Year           Five Years          Years                Total
                                         -----------         -----------        -----------        ------------

Maturities:
    Commercial and agricultural          $    24,634         $    30,244        $      8,548        $    63,426
    Real estate - construction                17,575               5,365               3,018             25,958
                                         -----------         ------------       ------------        -----------
       Total                             $    42,209         $    35,609        $     11,566        $    89,384
                                         ===========         ===========        ============        ===========


Type:
    Fixed rate loans                     $     4,134         $    17,990        $     3,697        $    25,821
    Floating rate loans                       38,075              17,619              7,869             63,563
                                         -----------         -----------        -----------        -----------
       Total                             $    42,209         $    35,609        $    11,566        $    89,384
                                         ===========         ===========        ===========        ===========

  Summary of Loan Loss Experience

     Statistical disclosure information regarding the summary of loan loss experience is included in the Management's Discussion and Analysis, which is incorporated by reference to the Company's Annual Report to Stockholders. Additional disclosure information follows.

     The following tables describe the allocation for loan losses among various categories of loans and certain other information as of the dates indicated.



                                                        December 31, 1994                            December 31, 1993
                                          ---------------------------------------        -----------------------------------

                                                                           Percent of                                 Percent of
                                             Reserve       Percent of       Loans to        Reserve     Percent of      Loans to
(in thousands)                                Amount       Allowance      Total Loans       Amount       Allowance    Total Loans
                                          -----------     ------------   ------------     ----------    -----------   -----------

Commercial, financial and agricultural     $   1,137         39.0 %         13.5%         $    933        34.5 %        13.1
Real estate - mortgage                         1,152         39.6           70.4             1,415        52.3          72.5
Real estate - construction                       398         13.7            7.9               237         8.8           7.2
Consumer                                         141          4.8            5.6                86         3.2           5.5
Other loans                                       84          2.9            2.6                32         1.2           1.7
                                           --------------------------------------         ----------------------------------
  Totals                                   $   2,912        100.0 %        100.0%         $  2,703       100.0 %       100.0
                                           ======================================         ==================================






                                                         December 31, 1992
                                         ---------------------------------------------
                                                                           Percent of
                                             Reserve       Percent of       Loans to
                                              Amount        Allowance      Total Loans

Commercial, financial and agricultural   $     1,002            34.1 %         14.1%
Real estate - mortgage                         1,443            49.1           75.2
Real estate - construction                       204             6.9            4.0
Consumer                                          73             2.5            6.0
Other loans                                      218             7.4            0.7
                                         -------------------------------------------
   Totals                                $     2,940           100.0 %        100.0%
                                         ===========================================




Deposits

     Statistical disclosure information regarding deposits is included in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, which is incorporated by reference to the Company's Annual Report to Stockholders.


Return on Equity and Assets

     Statistical disclosure information regarding deposits is included in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, which is incorporated by reference to the Company's Annual Report to Stockholders.


Short-Term Borrowings

     Statistical disclosure information regarding deposits is included in the Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations, which is incorporated by reference to the Company's Annual Report to Stockholders. Additional disclosure information follows.




                                                 December 31,
  (in thousands)                                     1994
-------------------------------------------------------------
  Securities sold under
      agreements to repurchase                  $           -
  FHLB advances                                             -
  Other                                                 1,215
  -----------------------------------------------------------
      Total                                     $       1,215
  -----------------------------------------------------------


  Maximum amount outstanding
      at any month end                          $       7,264
  Average interest rate on
      year end balance                                   4.50%
  Average amount outstanding
      during the year                           $       2,248
  Average interest rate for
      the year                                           4.23%
  ------------------------------------------------------------

ITEM 2. PROPERTIES.

         The principal executive offices of the Company are located at 3111 Quakerbridge Road, Trenton, New Jersey in a building owned by the Bank and the management and staff of the Company utilize the facilities and equipment of the Bank. The Bank owns its principal executive offices, where it also has a banking office, in Yardville, New Jersey, and three additional banking offices in Hamilton Township, New Jersey. The Bank leases its banking office in Ewing Township, New Jersey. The lease provides for a term of five years ending in 1999, renewable for three 5- year periods, and a base monthly rental of $2,333.34 during the initial term. The Bank also leases its banking office in East Windsor Township, New Jersey. The lease provides for a term of five years ending in 1999, renewable for three 5-year periods, and provides for a base monthly rental of $2,457.92 during the initial term. The Bank also leases its banking office in Trenton. The lease provides for a term of five years ending in 1999, renewable for three 5-year periods, and provides for a base monthly rental of $1,875.00. The Bank also leases its banking office in Hamilton Square, New Jersey, which opened in the second quarter of 1996. The Bank assumed a 20 year lease effective April 1, 1996. The lease commenced on October 1, 1991 and ends on September 30, 2011 and is renewable for 5-year periods, and provides for a base monthly rental of $5,573.53 during the initial term. The Bank purchased a building and property in Ewing Township and opened its ninth branch in the third quarter of 1996. Yardville National Investment Corporation leases space from the Bank at the Bank's principal executive offices.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is a party to various legal actions as of December 31, 1996, arising out of the ordinary course of business. Management of the Company does not deem any of the claims against the Company in such matters are material in relation to the Company's financial condition, results of operations or liquidity based on information currently available to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

Market Information

         The Common Stock began trading on the NASDAQ National Market on June 9, 1995. Prior to June 9, 1995 there was no active public trading market for the Common Stock, although the Common Stock was traded sporadically in the over-the-counter market. The following table shows the range of high and low closing bid prices of the Common Stock in the NASDAQ National Market commencing with the second quarter of 1995 and as reported by the National Quotation Bureau for the periods prior to the second quarter of 1995. The price quotations reflect inter-dealer quotations without adjustment for retail markup, markdown or commission, and may not represent actual transactions.




                                                        Bid Price
                                            High                      Low

Year Ended December 31, 1995:

First Quarter                               $12 1/4                 $11 3/4
Second Quarter                               15                      14 1/4
Third Quarter                                17 1/2                  17
Fourth Quarter                               16 1/2                  15 3/4

Year Ended December 31, 1996:

First Quarter                               $16 1/8                $ 16
Second Quarter                               16 1/4                  15 7/8
Third Quarter                                18 1/4                  18
Fourth Quarter                               19 3/4                  19 1/4


Holders

         As of December 31, 1996, the Company had approximately 552 holders of record of the Common Stock.

Dividends

    In 1995, the Company paid cash dividends on the Common Stock in the aggregate amount of $738,000. In 1996, the Company paid cash dividends on the Common Stock in the aggregate amount of $1,083,000. In the first quarter of 1997, the Company paid a cash dividend in the amount of $.12 per share on the Common Stock. Because substantially all of the funds available for the payment of cash dividends are derived from the Bank, future cash dividends will depend primarily upon the Bank's earnings, financial condition, need for funds, and government policies and regulations applicable to both the Bank and the Company. As of December 31, 1996, the net profits of the Bank available for distribution to the Company as dividends without regulatory approval were approximately $5,651,000. The Company expects to pay quarterly cash dividends in 1997 to holders of Common Stock, subject to the Company's financial condition.


ITEMS 6, 7 AND 8

     Information required by items 6, 7 and 8 is provided in the Company's 1996 Annual Report to Stockholders under the captions and on the pages indicated below, and is incorporated by reference:

                                                       PAGES IN 1996
                                                       ANNUAL REPORT
CAPTION IN 1996 ANNUAL REPORT TO STOCKHOLDERS         TO STOCKHOLDERS


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS
   OF OPERATIONS                                           11-29

   CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO
   CONSOLIDATED FINANCIAL STATEMENTS                       30-45

   INDEPENDENT AUDITORS' REPORT                              46



         The Company is not required to provide selected quarterly financial data in response to Item 8 and, therefore, such data has been omitted from the 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None




                                    PART III


ITEMS 10 THROUGH 13

         Information required by Items 9 through 12 is provided in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 24, 1997. Such information is incorporated by reference. The information contained in the Company's definitive proxy statement under the caption "Organization and Compensation Committee Report" shall not be deemed to be incorporated by reference herein.


                                     PART IV


ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page E-1 and are incorporated by reference.

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized on march 27, 1997.


                                      YARDVILLE NATIONAL BANCORP




                                     By: Patrick M. Ryan
                                         ----------------------------------
                                         Patrick M. Ryan, President and
                                         Chief Executive Officer


    Signatures                                Title


Jay G. Destribats
-------------------------                     Chairman of the Board
Jay G. Destribats                             and director


Patrick M. Ryan
-------------------------                     Director, President and
 Patrick M. Ryan                              Chief Executive Officer


Stephen F. Carman
-------------------------                     Treasurer, Secretary,
 Stephen F. Carman                            Principal Financial Officer
                                              and Principal Accounting Officer

C. West Ayres
-------------------------                     Director
 C. West Ayres


Elbert G. Basolis, Jr.
-------------------------                     Director
 Elbert G. Basolis, Jr.


Lorraine Buklad
-------------------------                     Director
 Lorraine Buklad


Anthony M. Giampetro
-------------------------                     Director
 Anthony M. Giampetro


Sidney L. Hofing
-------------------------                     Director
Sidney L. Hofing


James J. Kelly
-------------------------                     Director
 James J. Kelly

    SIGNATURES                                 TITLE


Gilbert W. Lugossy
-------------------------                     Director
 Gilbert W. Lugossy


Louis R. Matlack
-------------------------                     Director
 Louis R. Matlack


Weldon J. McDaniel, Jr.
-------------------------                     Director
 Weldon J. McDaniel, Jr.


F. Kevin Tylus
-------------------------                     Director
 F. Kevin Yylus

                                INDEX TO EXHIBITS

Exhibit
Number                   Description                                     PAGE

  * 3.1  Restated Certificate of Incorporation of the Company ..........

 ** 3.2  By-Laws of the Company.........................................

 ** 4.1  Specimen Share of Common Stock.................................

 ** 4.2  Form of Class A Warrant........................................

   10.1  Employment Contract Between Registrant and Patrick M. Ryan.....  E-3

   10.2  employment contract Between Registrant and Jay G. Destribats...  e-11

  *10.3  Employment Contract Between Registrant and Stephen F. Carman...

  *10.4  Employment Contract Between Registrant and James F. Doran......

  *10.5  Employment Contract Between Registrant and Richard A. Kauffman.

  *10.6  Employment Contract Between Registrant and Mary C. O'Donnell...

  *10.7  Employment Contract Between Registrant and Frank Durand III....

   10.8  Salary Continuation Plan for the Benefit of Patrick M. Ryan....  e-18

   10.9  salary continuation plan for the benefit of Jay G. Destribats..  e-23

  *10.10 1988 Stock Option Plan.........................................

  *10.11 1994 Stock Option Plan.........................................

  *10.12 Directors' Deferred Compensation Plan..........................

 **10.13 Lease Agreement between Jim Cramer and the Bank dated November
          3, 1993.......................................................

  *10.14 Lease between Richardson Realty Company and the Bank dated
          November 18, 1994.............................................

  *10.15 Agreement between the Lalor Urban Renewal Limited Partnership and the BAnk dated October, 1994..............................

***10.16 Survivor Income Plan for the Benefit of Stephen F. Carman......

***10.17 Lease Agreement between Devon Inc. and the Bank dated as of February 9, 1996

   11    Statement Re Computation of Per Share Earnings.................  E-28

   13.1  1996 Annual Report to Stockholders.............................  E-30

 **21    List of Subsidiaries of the Registrant.........................

   23.1  Consent of KPMG Peat Marwick LLP ..............................  E-82

   27.1  Financial Data Schedules.......................................  E-83


                                                                    (continued)

   * Incorporated by reference to the Registrant's Annual Report on Rorm 10-KSB for the fiscal year ended December 31, 1994, as amended by Form 10-KSB/A filed on July 25, 1995.

  ** Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-78050)

*** Incorporated by Reference to the Registrant's Annual Report on Form 10-KSB for the Fiscal year ended December 31, 1995.