Form 10-Q
period 1997-03-31
YARDVILLE NATIONAL BANCORP
filed 1997-05-15
CIK 787849

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

    (Mark One)
    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, l997

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For transition period from            to

              Commission File Number: 0-26086

                          YARDVILLE NATIONAL BANCORP
                          --------------------------
            (Exact name of registrant as specified in its charter)

            NEW JERSEY                              22-2670267
    ------------------------------          ----------------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)


3111 Quakerbridge Road, Mercerville, New Jersey                08619
------------------------------------------------             ----------
(Address of principal executive offices)                     (Zip Code)

                                 (609) 585-5100
                                 ---------------
              (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------
         (Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 1997

Common Stock, no par value                          2,470,299
------------- ------------                          ---------
         Class                              Number of shares outstanding

                                      INDEX

                    YARDVILLE NATIONAL BANCORP AND SUBSIDIARY

PART I   FINANCIAL INFORMATION                              PAGE NO.
------   ---------------------                              --------

Item 1.  Financial Statements

         Consolidated Statements of Condition
         March 31, 1997 and December 31, 1996                 3

         Consolidated Statements of Income
         Three months ended March 31, 1997
         and 1996                                             4

         Consolidated Statements of Cash Flows
         Three months ended March 31, 1997
         and 1996                                             5

         Notes to Consolidated Financial Statements          6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      8-14


PART II  OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K                    15

SIGNATURES                                                   16

Exhibit 27.1 Financial Data Schedule                         17

                    Yardville National Bancorp and Subsidiary
                      Consolidated Statements of Condition
                                   (unaudited)

                                                                 March 31,          December 31,
--------------------------------------------------------------------------------------------------
(in thousands, except share data)                                  1997                 1996
--------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                         $  14,042            $  13,110
Federal funds sold                                                  5,310                4,040
--------------------------------------------------------------------------------------------------
   Cash and Cash Equivalents                                       19,352               17,150
--------------------------------------------------------------------------------------------------
Interest bearing deposits                                           2,489                1,357
Securities available for sale                                     104,855               93,671
Investment securities                                              30,525               31,296
Loans                                                             344,065              331,237
   Less: Allowance for loan losses                                 (5,103)              (4,957)
--------------------------------------------------------------------------------------------------
   Loans, net                                                     338,962              326,280
Bank premises and equipment, net                                    5,265                5,418
Other real estate                                                     855                  395
Other assets                                                       15,272               14,978
--------------------------------------------------------------------------------------------------
   Total Assets                                                 $ 517,575            $ 490,545
==================================================================================================
Liabilities and Stockholders' Equity:
Deposits
   Non-interest bearing                                         $  52,073            $  55,519
   Interest bearing                                               342,782              308,926
--------------------------------------------------------------------------------------------------
   Total Deposits                                                 394,855              364,445
Borrowed funds
   Securities sold under agreements to repurchase                  64,340               64,185
   Other                                                           17,138               22,154
--------------------------------------------------------------------------------------------------
   Total Borrowed Funds                                            81,478               86,339
Other liabilities                                                   5,450                4,531
--------------------------------------------------------------------------------------------------
   Total Liabilities                                            $ 481,783            $ 455,315
--------------------------------------------------------------------------------------------------
Stockholders' equity
   Preferred stock: no par value
      Authorized 1,000,000 shares, none issued
   Common stock: no par value
      Authorized 6,000,000 shares
      Issued and outstanding 2,450,378 shares in 1997
         and 2,430,414 shares in 1996                              17,421               17,246
   Surplus                                                          2,205                2,205
   Undivided Profits                                               16,858               15,940
   Unrealized loss - securities available for sale                   (692)                (161)
--------------------------------------------------------------------------------------------------
      Total Stockholders' Equity                                   35,792               35,230
--------------------------------------------------------------------------------------------------
      Total Liabilities and Stockholders' Equity                $ 517,575            $ 490,545
==================================================================================================

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                    Yardville National Bancorp and Subsidiary
                        Consolidated Statements of Income
                                   (unaudited)

                                                                     Three Months Ended
                                                                           March 31,
---------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                             1997             1996
---------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                         $ 7,345           $ 5,887
Interest on deposits with banks                                         16                34
Interest on securities available for sale                            1,569             1,403
Interest on investment securities:
    Taxable                                                            342               410
    Exempt from Federal income tax                                     102                96
Interest on Federal funds sold                                         164                57
---------------------------------------------------------------------------------------------
    Total Interest Income                                            9,538             7,887
---------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                 1,230               972
Interest on certificates of deposit of $100,000 or more                305               203
Interest on other time deposits                                      2,228             1,617
Interest on borrowed funds                                           1,157               975
---------------------------------------------------------------------------------------------
     Total Interest Expense                                          4,920             3,767
---------------------------------------------------------------------------------------------
     Net Interest Income                                             4,618             4,120
Less provision for loan losses                                         275               265
---------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses             4,343             3,855
---------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                    283               290
Securities losses, net                                                  --               (21)
Other non-interest income                                              323               241
---------------------------------------------------------------------------------------------
     Total Non-Interest Income                                         606               510
---------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                       1,817             1,581
Occupancy expense, net                                                 234               220
Equipment                                                              250               177
Other non-interest expense                                             778               840
---------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                      3,079             2,818
---------------------------------------------------------------------------------------------
Income before income tax expense                                     1,870             1,547
Income tax expense                                                     658               555
---------------------------------------------------------------------------------------------
     Net Income                                                    $ 1,212           $   992
=============================================================================================
EARNINGS PER SHARE:
Primary                                                            $  0.49           $  0.40
Fully diluted                                                      $  0.49           $  0.40
---------------------------------------------------------------------------------------------
Weighted average shares outstanding                                  2,489             2,530
---------------------------------------------------------------------------------------------
Consolidated book value                                            $ 14.61           $ 13.51
=============================================================================================

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                    Yardville National Bancorp and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                               Three months ended March 31,
-------------------------------------------------------------------------------------------------------------
(in thousands)                                                                   1997                1996
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                     $  1,212            $    992
Adjustments:
    Provision for loan losses                                                       275                 265
    Depreciation                                                                    206                 173
    Amortization and accretion                                                      100                 130
    Securities losses, net                                                           --                  21
    Writedown of other real estate                                                    2                  25
    (Increase)/decrease in other assets                                              59                (676)
    Increase in other liabilities                                                   919                 597
-------------------------------------------------------------------------------------------------------------
                                                                                  1,561                 535
-------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                   2,773               1,527
-------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
    Net increase in interest bearing deposits                                    (1,132)             (3,121)
    Purchase of securities available for sale                                   (19,969)            (28,153)
    Maturities, calls, and paydowns of securities available for sale              7,838              10,612
    Proceeds from sales of securities available for sale                             --              24,049
    Proceeds from maturities and paydowns of investment securities                  734                 767
    Net increase in loans                                                       (13,419)            (18,008)
    Expenditures for bank premises and equipment                                    (53)             (1,111)
-------------------------------------------------------------------------------------------------------------
      Net Cash Used by Investing Activities                                     (26,001)            (14,965)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
    Net increase in non-interest bearing
        demand, money market, and saving deposits                                18,803               6,477
    Net increase in certificates of deposit                                      11,607               1,033
    Net increase/(decrease) in borrowed funds                                    (4,861)             10,049
    Proceeds from issuance of common stock                                          175                 461
    Dividends paid                                                                 (294)               (258)
-------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                                  25,430              17,762
-------------------------------------------------------------------------------------------------------------
      Net increase in cash and cash equivalents                                   2,202               4,324
      Cash and cash equivalents as of beginning of period                        17,150              12,835
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                                  $ 19,352            $ 17,159
-------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
        Interest expense                                                       $  4,310            $  3,789
        Income taxes                                                                600                 150
-------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Financing Activities:
  During the three month period ended March 31, 1997 the Corporation transferred
  $462,000, net of charge offs, from loans to other real estate.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiary

                   Notes to Consolidated Financial Statements

                       Three Months Ended March 31, 1997

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

      The consolidated financial data as of and for the three months ended March 31, 1997 and 1996 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not ncessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1997.

      Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and other real estates, management obtains independent appraisals for significant properties.

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

FINANCIAL CONDITION

Assets

Total consolidated assets at March 3l, 1997 totaled $517,575,000, an increase of $27,030,000 or 5.5%, compared to $490,545,000 at December 31, 1996. The growth in Yardville's asset base during the first quarter of 1997 was due primarily to an increase in loans and securities. The increase in loans was the product of a strategy to improve the profitability of the organization through relationship banking and the continued consolidation in Yardville's marketplace, which has solidified Yardville's competitive position in the small and middle markets. Yardville's asset base includes investments of approximately $59,100,000 purchased utilizing repurchase agreements (investment growth strategy) at March 31, 1997, an increase of $8,000,000 compared to approximately $51,000,000 at December 31, 1996.

Securities

Total securities increased by $10,413,000 at March 31, 1997 compared to year end 1996. The growth in the securities portfolio was due to the purchase of short term treasuries to enhance short-term liquidity and the increase in the investment growth strategy offset by principal paydowns on mortgage backed securities.

At March 3l, 1997 the amortized cost of investment securities classified as held to maturity was $30,525,000, compared to $31,296,000 at December 31, 1996, a decrease of $771,000 or 2.5%.

Net unrealized losses as of March 31, 1997 in Yardville's available for sale securities portfolio were $l,l53,000. Net unrealized losses of $692,000, net of tax effect, were reported as a reduction of stockholders' equity at March 31, 1997. The available for sale portfolio represented 77.5% of the entire portfolio. The available for sale portfolio, except those securities purchased utilizing repurchase agreements, provides a secondary source of liquidity.

Federal Funds

At March 31, 1997 Federal funds sold totaled $5,310,000, an increase of $1,270,000 as compared to $4,040,000 at December 31, 1996. The amount of federal funds sold reflect management's determination of an adequate level of short term funding sources.

Loans

Total loans, net of unearned discounts, increased by $12,828,000 or 3.9% to $344,065,000 at March 31, 1997 compared to $331,237,000 at year end 1996.
Yardville's loan portfolio represented 66.5% of assets at March 31, 1997 compared to 67.5% of assets at December 31, 1996.

Yardville's lending focus continues to be centered on commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans.

Yardville showed positive results throughout its loan portfolio for the three months ended March 31, 1997 as a result of the continued consolidation in Yardville's marketplace and management's emphasis on establishing relationships has solidified Yardville's competitive position in the small and middle markets.

On a component basis, for the three month period ended March 31, 1997, commercial loan and real estate-construction loan balances increased $7,700,000 and $2,600,000 respectively or 12.1% and 10.0% respectively. Real estate - commercial mortgages and real estate - residential mortgages increased .48% and
 .29%, respectively, for the first quarter of 1997.

Consumer loan balances increased $2,100,000 or 14.0% through the first three months of 1997. The increase is principally from loans transferred from the commercial loan portfolio.

Liabilities

Yardville's deposit base is the principal source of funds supporting interest earning assets. Total deposits amounted to $394,855,000 at March 31, 1997 compared to $364,445,000 at December 31, 1996, an increase of $30,410,000 or 8.3%. Yardville was successful in bidding for Mercer County Surrogate's deposits which netted Yardville $15,000,000 in deposits in early January 1997.

Growth in Yardville's deposit base also continues in higher yielding certificate's of deposit (CD's) and premium money market accounts, both higher cost funding sources. Average interest bearing deposits, including CD's of $100,000 or more, increased $56,467,000 or 20.4% to total $333,437,000 for the three month period ended March 31, l997 as compared to $276,970,000 for the year ended December 31, 1996. Interest bearing deposits have increased 11.0% while non-interest bearing deposits have decreased 6.2% in the first three months of 1997. At March 31, 1997 interest bearing and non-interest bearing deposits totaled $342,782,000 and $52,073,000, respectively.

Borrowed funds totaled $81,478,000 at March 31, 1997 compared to $86,339,000 at December 31, 1996, a decrease of $4,861,000 or 5.6%. Average borrowed funds decreased $5,465,000 to total $81,600,000 for the three month period ended March 31, 1997 as compared to $87,065,000 for the year ended December 31, 1996. Borrowed funds decreased in the first quarter of 1997 principally due to the retirement of repurchase agreements.

Borrowed funds at March 31, 1997 totaled approximately $15,800,000 in FHLB advances ($10,000,000 with a maturity of less than 1 year), approximately $59,100,000 in repurchase agreements utilized to purchase investments and approximately $11,400,000 in repurchase agreements supporting earning asset growth were outstanding.

Yardville has the availability to borrow up to $20,000,000 from the FHLB through its line of credit program. In addition, the bank is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock level requirements, collateral requirements and individual advance proposals based on FHLB credit standards. Yardville also has the ability to borrow at the Federal Reserve discount window along with agreements to use two unsecured federal funds lines of credit with two of its correspondent banks for daily funding needs. Management's strategy is to further build the bank's core deposit base to fund asset growth. However, borrowed funds will be utilized to meet short term liquidity needs and as an additional source of funding for the loan and investment portfolios.

Capital

Total stockholders' equity of $35,792,000 at March 31, 1997 increased $562,000 or 1.6% from $35,230,000 at December 31, 1996. This increase resulted from (i) earnings of $1,212,000 over the first three months of 1997 (less dividend payments of $294,000) and a negative equity adjustment of $531,000 for the unrealized loss on securities available for sale, (ii) and proceeds of $175,000 from exercised options.

Yardville's leverage ratio was 7.10% at March 31, 1997 compared to 7.80% at December 31, l996. At March 31, 1997 tier I and total tier I and II capital to risk weighted assets were 9.94% and 11.20%, respectively. The risk based capital levels at year end 1996 were 10.17% an 11.43% for tier I and total risk based capital, respectively.

The minimum regulatory requirements require financial institutions to have a tier one leverage ratio of 4.0%, a tier I risk-based ratio of 4.0% and a total tier I and tier II ratio of 8.0%. A bank is considered "well capitalized" if it has a minimum Tier I and total risk-based capital ratios of 6% and 10%, respectively, and a minimum Tier I leverage ratio of 5%.

Credit risk

At March 31, 1997, nonperforming loans, consisting of loans 90 days or more past due and nonaccruing loans, totaled $7,602,000 compared to $8,140,000 at December 31, 1996. Other real estate owned at March 31, 1997 totaled $855,000 compared to $395,000 at December 31, 1996. The increase in other real estate is the result of transferring two properties into other real estate during the first quarter of 1997.

Total nonperforming assets decreased to $8,457,000 at March 31, 1997 compared to $8,535,000 at year end l996. Nonperforming assets as a percentage of total loans were 2.5% at March 31, l997. Management remains committed to reducing the level of nonperforming assets and improving asset quality.

The allowance for loan losses increased to $5,103,000, or 1.48% of total loans, at March 31, 1997 compared to $4,957,000, or 1.50% of total loans at year end 1996. The provision for loan losses through March 31, 1997 was $275,000. Yardville had net loan charge-offs of $129,000 for that time period. At March 31, 1997 the allowance for loan losses covered 67.1% of nonperforming loans and 60.3% of nonperforming assets. The allowance for loan losses, in management's judgment, is adequate to provide for potential losses.

RESULTS OF OPERATIONS

Net Income

Yardville reported net income of $1,212,000 for the three months ended March 31, 1997, an increase of $220,000 or 22.2%, from net income of $992,000 reported for the same tine period in 1996. The increase in net income for the three months ended March 31, 1997 compared to the same period of 1996 was primarily attributable to an increase in net interest income partially offset by an increase in non-interest expenses.

On a fully diluted per share basis, net income was $.49 for the first three months of 1997 compared to $.40 for the first three months of 1996. As net income rose by 22.2% in the first quarter of 1997 compared to the first quarter of 1996, earnings per share increased by $.09 during this time period. Earnings per share amounts for the three months ended March 31, 1997 were calculated using the treasury stock method while earnings per share for the same period of 1996 were calculated utilizing the modified treasury stock method.

Net Interest Income

Yardville's net interest income for the three months ended March 31, l997 was $4,618,000, an increase of 12.1% or $498,000 over the $4,120,000 for the comparable 1996 period. The principal factor contributing to the increase in net interest income for the three months ended March 31, l997 was an increase in interest income of $1,651,000 resulting principally from an increase in commercial loan volume, offset by an increase in interest expense of $1,153,000 due to higher levels of time deposits and borrowed funds.

The net interest margin (tax equivalent basis) between yields on average interest earning assets and costs of average funding sources was 3.90% for the three month period ended March 31, 1997 compared to 4.31% for the three month period ended March 31, 1996. The decrease in the net interest margin for the comparable period was principally due to the factors discussed below.

Continuing into 1997, management's strategy is to increase net interest income by purchasing investments using repurchase agreements. At March 31, 1997 approximately $59,100,000 had been purchased utilizing this strategy. The targeted spread on this strategy is 75 basis points after tax. This strategy, while successful in increasing net interest income, has a negative impact on the net interest margin. Also contributing to the decrease in the net interest margin of 41 basis points for the comparable periods was the increased competition and the subsequent decrease in loan yields.

Interest Income

For the three month period ended March 31, 1997 total interest income of $9,538,000 increased $1,651,000 or 20.9% as compared to the same period a year earlier. The increase in interest income is principally due to the higher volume of average loan assets and to a lesser extent securities assets. Average loans and securities increased $81,967,000 and $3,039,000 or 32.0% and 2.4%, respectively, for the three months ended March 31, 1997 compared to the same 1996 period. The average yield on the loan portfolio decreased 51 basis points for the comparable period in a lower rate competitive marketplace. The average yield on the securities portfolio, conversely, increased 18 basis points. Interest on Federal funds sold increased $107,000 for the three month period ended March 31, 1997 due to increases in average balances of $8,388,000 to $12,652,000 for the three month period ended March 31, 1997 compared to $4,264,000 for the three month period ended March 31, 1996. Offsetting the effect of this increase the average yield on Federal Funds sold decreased 17 basis points during this comparative period from 5.35% to 5.18%.

Overall, the yield on Yardville's interest earning assets decreased 19 basis points to 7.96% for the three month period ended March 31, 1997 from 8.15% for the three month period ended March 31, 1996 for the reasons discussed above.

Interest Expense

Total interest expense increased $1,153,000 or 30.6% to $4,920,000 for the three months ended March 31, 1997 compared to $3,767,000 reported for the three months ended March 31, 1996. The increase in interest expense for the comparable time periods is the result of a larger deposit base, higher market interest rates and greater levels of borrowed funds. The average rate paid on interest bearing liabilities increased 11 basis points for the time period discussed. Deposit products continue to be competitively priced to increase the bank's deposit base and provide a source of funds for asset growth.

Average interest bearing liabilities amounted to $333,437,000 at March 31, 1997 compared to $258,982,000 at March 31, 1996. Increases in deposit account relationships, attributable in part to increased commercial loan activity and community presence, are reflected in the results. Average time deposits, a higher costing funding source, increased $50,926,000 or 39.3% for the first quarter of 1997 compared to the first quarter a year earlier.

Interest expense on borrowed funds increased $182,000 during the first quarter of 1997 compared to the same period in 1996 as a result of average balances being higher by $14,882,000. As of March 31, 1997 management has purchased investments for its growth strategy utilizing repurchase agreements totaling approximately $59,100,000.

While core deposits are strategically desired to fund current and projected asset growth, borrowed funds will be utilized to support Yardville's core deposits to meet short-term liquidity needs and to fund asset growth.

Provision For Loan Losses

Yardville provides for possible loan losses by a charge to current operations. The provision for loan losses for the three month period ended March 31, 1997 was $275,000 compared to $265,000 for the three months ended March 31, 1996. Management believes that the allowance for loan losses is adequate in relation to credit risk exposure levels.

Non-Interest Income

Total non-interest income was $606,000 for the first three months of 1997 compared to $510,000 for the same period in 1996. The increase of $96,000 or 18.8% is primarily attributable to an increase of $82,000 in other non-interest income principally due to additional fee income derived from life insurance assets and other fee income.

Service charges on deposit accounts decreased $7,000 or 2.4% for the first three months of 1997 as compared to the same period a year earlier. The decrease in service charge income resulted from a reduction in insufficient fund fees offset by an increase in service charges on deposit accounts.

Yardville had no net losses on the sale of securities in the first quarter of 1997 versus $21,000 in net losses on the sale of securities, in the first quarter of 1996.

The increase in other non-interest income when comparing the first quarter of 1997 to 1996 is due to a combination of factors discussed below. During the latter half of 1996, Yardville National Bank began an assessment for use of "others on us" Automated Teller Machine (ATM) card usage. Through the first three months of March 1997 the Bank earned $55,000 through the implementation of this "others on us" fee. In addition, income earned on life insurance assets increased during the first quarter of 1997 compared to 1996. Offsetting these two increases was the elimination of the annual ATM fees for Yardville National Bank cardholders in January 1997.

Non-Interest Expense

Total non-interest expense increased $261,000 or 9.3% to $3,079,000 for the first three months of 1997 compared to $2,818,000 for the first three months of 1996. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits and equipment expense associated with the installation and upgrading of personal computers throughout the organization offset by decreases in other non-interest expenses.

Salaries and employee benefits were $1,817,000 for the first three months of 1997, an increase of $236,000 or 14.9% compared to $1,581,000 for same three month period of 1996. The increase resulted from increased staffing required as Yardville has grown for the comparable time periods through the opening of two additional branches during the second and third quarter of 1996 and normal annual salary increases. Employee benefits also increased 21.3% to $415,000 compared to $342,000 for the comparable time periods. Full time equivalent staff increased to 164 at March 31, 1997 from 151 at March 31, 1996.

Net occupancy expenses increased $14,000 or 6.4% for the first three months of 1997 to $234,000 as compared to $220,000 for the same period in 1996 due to additional occupancy costs associated with new branch offices offset by decreases in snow removal costs due to a milder winter. Equipment expense increased $73,000 or 41.2% for the same comparable period primarily due to increased depreciation costs associated with furniture and fixtures in Yardville's new branches and computer hardware and software associated with Yardville's in-house computer system.

Other non-interest expenses totaled $778,000 for the three months ended March 31, 1997, a decrease of $62,000 or 7.4%, from the comparable 1996 period. The decrease in other non-interest expense is principally the result of the conversion to an in-house computer system in late February 1996 and the decrease in associated fees that were previously paid to an outside servicer. This decrease was partially offset by increases in professional fees, marketing costs, and loan related expenses.

Recently Issued Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS 128 supersedes APB Opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement is effective for financial statements for periods ending after December 15, l997. The adoption of this Statement should not have a material effect on the consolidated financial statements of Yardville.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS 129 lists required disclosures about capital structure that have been included in a number of separate statements and opinions. This statement is effective for financial statements for periods ending after December 15, 1997. The adoption of the Statement should not have a material effect on the consolidated financial statements of Yardville.

PART II OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

A. The following exhibits are filed with this Form lO-Q for the fiscal quarter ended March 31, 1997 by Yardville National Bancorp:

                           INDEX TO EXHIBITS

    No.    Exhibits                                                    Page
    ---    --------                                                    ----

  * 3.1    Restated Certificate of Incorporation of the Registrant

 ++ 3.2    By-Laws of the Registrant

 ++ 4.l    Specimen of Share of Common Stock

 ++ 4.2    Form of Class A Warrant

 ++ ll     Statement re: Computation of Per Share Earnings

    27.1   Financial Data Schedule                                      17

  * Incorporated by reference to the Issuer's Annual Report on Form 10-KSB the Fiscal Year Ended December 31, 1994, as amended by Form 10-KSB/A filed on July 25, 1995.

 ++ Incorporated by reference to the Issuer's Registration
    Statement on Form SB-2 (Registration No. 33-78050)


B. No reports on FORM 8-K were filed by the registrant during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     YARDVILLE NATIONAL BANCORP
                                    ----------------------------
                                            (Registrant)



Date: May 15, 1997                   By:
                                        ------------------------
                                         Stephen F. Carman
                                         Executive Vice President
                                         and Chief Financial Officer