Form 10-Q
period 1997-06-30
YARDVILLE NATIONAL BANCORP
filed 1997-08-15
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997


 ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For transition period from __________ to _____________

                  Commission File Number:  0-26086


                         YARDVILLE NATIONAL BANCORP
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


          NEW JERSEY                           22-2670267
-------------------------------            ------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)


 3111 Quakerbridge Road, Mercerville, New Jersey     08619
-------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997

Common Stock,  no par value                2,473,934
---------------------------       ----------------------------
           Class                  Number of shares outstanding

                                      INDEX


                    YARDVILLE NATIONAL BANCORP AND SUBSIDIARY



PART I  FINANCIAL INFORMATION                         PAGE NO.
-----------------------------                         --------


Item 1. Financial Statements

        Consolidated Statements of Condition
        June 30, 1997 and December 31, 1996              3

        Consolidated Statements of Income
        Three months and six months ended
        June 30, 1997 and 1996                           4

        Consolidated Statements of Cash Flows
        Six months ended June 30, 1997
        and 1996                                         5

        Notes to Consolidated Financial Statements       6-7


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations   8-15



PART II OTHER INFORMATION
-------------------------

Item 6. Exhibits and Reports on Form 8-K                 16

SIGNATURES                                               17

Item 10.1 1988 Stock Option Plan                         19


Exhibit 27.1  Financial Data Schedule                    27

                    Yardville National Bancorp and Subsidiary
                      Consolidated Statements of Condition
                                   (unaudited)

                                                          June 30,  December 31,
(in thousands, except share data)                           1997        1996
ASSETS:
Cash and due from banks                                   $ 19,119    $ 13,110
Federal funds sold                                           1,250       4,040
   Cash and Cash Equivalents                                20,369      17,150
Interest bearing deposits                                      873       1,357

Securities available for sale                              106,002      93,671
Investment securities (market value of $28,732 in 1997
   and $30,878 in 1996)                                     29,105      31,296
Loans                                                      352,941     331,237
   Less: Allowance for loan losses                          (5,284)     (4,957)
   Loans, net                                              347,657     326,280
Bank premises and equipment, net                             5,307       5,418
Other real estate                                              873         395
Other assets                                                15,534      14,978
   Total Assets                                           $525,720    $490,545

LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
   Non-interest bearing                                   $ 59,154    $ 55,519
   Interest bearing                                        355,676     308,926
   Total Deposits                                          414,830     364,445
Borrowed funds
   Securities sold under agreements to repurchase           50,020      64,185
   Other                                                    18,119      22,154
   Total Borrowed Funds                                     68,139      86,339
Other liabilities                                            5,122       4,531
   Total Liabilities                                      $488,091    $455,315

Stockholders' equity
   Preferred stock:  no par value
        Authorized 1,000,000 shares, none issued
   Common stock: no par value
        Authorized 6,000,000 shares
        Issued and outstanding 2,472,954 shares in 1997
            and 2,430,414 shares in 1996                    17,625      17,246
   Surplus                                                   2,205       2,205
   Undivided Profits                                        17,818      15,940
   Unrealized loss - securities available for sale             (19)       (161)
      Total Stockholders' Equity                            37,629      35,230
      Total Liabilities and Stockholders' Equity          $525,720    $490,545

    See accompanying Notes to Unaudited Consolidated Financial Statements.

                    Yardville National Bancorp and Subsidiary
                        Consolidated Statements of Income
                                   (unaudited)

                                                                    Three Months Ended          Six Months Ended
                                                                          June 30,                   June 30,
(in thousands, except per share amounts)                             1997         1996          1997         1996
Interest Income:
Interest and fees on loans                                          $ 7,751      $ 6,191       $15,096      $12,078
Interest on deposits with banks                                          16           32            32           66
Interest on securities available for sale                             1,760        1,608         3,329        3,011
Interest on investment securities:
    Taxable                                                             329          395           671          805
    Exempt from Federal income tax                                      100           97           202          193
Interest on Federal funds sold                                           72           29           236           86
    Total Interest Income                                            10,028        8,352        19,566       16,239
Interest Expense:
Interest on savings account deposits                                  1,288          990         2,518        1,962
Interest on certificates of deposit of $100,000 or more                 339          190           644          393
Interest on other time deposits                                       2,414        1,631         4,642        3,248
Interest on borrowed funds                                            1,059        1,281         2,216        2,256
     Total Interest Expense                                           5,100        4,092        10,020        7,859
     Net Interest Income                                              4,928        4,260         9,546        8,380
Less provision for loan losses                                          300          450           575          715
     Net Interest Income After Provision for Loan Losses              4,628        3,810         8,971        7,665

Non-Interest Income:
Service charges on deposit accounts                                     287          294           570          584
Gains on sales of mortgages, net                                          9            -             9            -
Security gains (losses), net                                              7          (25)            7          (46)
Other non-interest income                                               331          256           654          497
     Total Non-Interest Income                                          634          525         1,240        1,035

Non-Interest Expense:
Salaries and employee benefits                                        1,852        1,619         3,669        3,200
Occupancy expense, net                                                  241          225           475          445
Equipment                                                               278          180           528          357
Other non-interest expense                                              959          773         1,737        1,613
     Total Non-Interest Expense                                       3,330        2,797         6,409        5,615
Income before income tax expense                                      1,932        1,538         3,802        3,085
Income tax expense                                                      677          547         1,335        1,102
     Net Income                                                     $ 1,255      $   991       $ 2,467      $ 1,983
Earnings Per Share:
Primary                                                             $  0.50      $  0.41       $  0.99      $  0.81
Fully diluted                                                       $  0.50      $  0.41       $  0.99      $  0.81
Weighted average shares outstanding                                   2,503        2,422         2,492        2,389

      See Accompanying Notes to Unaudited Consolidated Financial Statements.

                    Yardville National Bancorp and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                    Six months ended
                                                                        June 30,
(in thousands)                                                     1997           1996
Cash Flows from Operating Activities:
Net Income                                                      $  2,467       $  1,983
Adjustments:
    Provision for Loan Losses                                        575            715
    Depreciation                                                     420            346
    Amortization and accretion                                       216            309
    (Gain) loss on sale of securities available for sale              (7)            46
    Writedown of other real estate                                     8             35
    Increase in other assets                                        (651)        (4,268)
    Increase  in other liabilities                                   591            246
                                                                   1,153         (2,571)
      Net Cash Provided by Operating Activities                    3,619           (588)
Cash Flows from Investing Activities:
    Net (increase) decrease in interest bearing deposits             484         (2,324)
    Proceeds from maturities and paydowns of
        investment securities                                      2,113          2,004
    Purchase of securities available for sale                    (25,970)       (56,346)
    Proceeds from sale of securities available for sale            2,011         28,181
    Purchase of investment securities                                  -           (453)
    Maturities, calls & paydowns of securities
       available for sale                                         11,734         16,061
    Net increase in loans                                        (22,438)       (41,121)
    Expenditures for bank premises and equipment                    (309)        (1,712)
    Proceeds from sale of O.R.E                                         -           141
      Net Cash Used by Investing Activities                      (32,375)       (55,569)
Cash Flows from Financing Activities:
    Net increase in non-interest bearing
        demand,  money market,  and saving deposits               28,755          9,893
    Net increase in certificates of deposit                       21,630          4,193
    Net increase in  borrowed funds                              (18,200)        40,356
    Proceeds from issuance of common stock                           379            821
    Dividends paid                                                  (589)          (525)
      Net Cash Provided by Financing Activities                   31,975         54,738
      Net increase (decrease) in cash and cash equivalents         3,219         (1,419)
      Cash and cash equivalents at beginning of period            17,150         12,835
Cash and Cash Equivalents at End of Period                      $ 20,369       $ 11,416
Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
        Interest expense                                        $  9,131       $  7,709
        Income taxes                                               2,301          1,555

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Supplemental Schedule of Non-cash Financing Activities:
During the six month period ended June 30, 1997 the Corporation transferred $486,000, net of charge offs, from loans to other real estate.

                    Yardville National Bancorp and Subsidiary

                   Notes to Consolidated Financial Statements

                         Six Months Ended June 30, 1997

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

     The consolidated financial data as of and for the six months ended June 30, 1997 and 1996 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1997.

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

Consolidation

         The consolidated financial statements include the accounts of Yardville National Bancorp (the "Corporation") and its sole subsidiary, the Yardville National Bank (the "Bank") and Yardville's wholly owned subsidiaries, The Yardville National Investment Corporation, Brenden, Inc., a subsidiary of the Bank utilized for the control and disposal of other real estate properties and the YNB Real Estate Holding Company, a subsidiary of the Bank utilized to hold Bank branch properties. All significant intercompany accounts and transactions have been eliminated.

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

FINANCIAL CONDITION

Assets

Total consolidated assets at June 30, 1997 totaled $525,720,000 an increase of $35,175,000 or 7.2%, compared to $490,545,000 at December 31, 1996. The growth in Yardville's asset base during the first six months of 1997 was primarily due to an increase in loans and securities. The increase in loans was the product of a strategy to improve profitability of the organization through relationship banking and the continued consolidation in Yardville's marketplace, which has solidified Yardville's competitive position in the small and middle markets. Yardville's asset base includes investments of approximately $57,100,000 purchased utilizing repurchase agreements and time deposits (Investment Growth Strategy) at June 30, 1997, an increase of $6,000,000 compared to approximately $51,000,000 at December 31, 1996. The primary goals of the growth strategy are to improve return on equity and earnings per share.


Securities

Total securities increased by $10,140,000 or 8.1% to $135,107,000 as of June 30, 1997 compared to year end 1996. The growth in the securities portfolio in the first half of 1997 was due to the purchase of short term treasuries and government agency bonds to enhance short-term liquidity and the increase in the investment growth strategy offset by principal paydowns on mortgage-backed securities.

At June 30, 1997, the amortized cost of investment securities classified as held to maturity was $29,105,000 compared to $31,296,000 at December 31, 1996, a decrease of $2,191,000 or 7.0%.

Net unrealized losses as of June 30, 1997 in Yardville's available for sale securities portfolio were $31,000. Net unrealized losses, net of tax effect of $19,000, were reported as a reduction of stockholders' equity at June 30, 1997. The available for sale portfolio, except those securities purchased utilizing repurchase agreements, provides a secondary source of liquidity.

Federal Funds

At June 30, 1997 Federal funds sold totaled $1,250,000, a decrease of $2,790,000 as compared to $4,040,000 at December 31, 1996. While management continues to focus on maintaining adequate short term liquidity levels, federal funds will fluctuate due to other liquidity demands.

Loans

Total loans, net of unearned discounts, increased by $21,704,000 or 6.6%, to $352,941,000 at June 30, 1997 compared to $331,237,000 at year end 1996.
Yardville's loan portfolio represented 67.1% of assets at June 30, 1997 compared to 67.5% of assets at December 31, 1996.

Yardville's lending focus continues to be centered on commercial loans, owner-occupied commercial mortgage loans and tenanted commercial real estate loans. Yardville showed continued growth throughout its loan portfolio for the six months ended June 30, 1997 as a result of management's emphasis on customer relationships and opportunities associated with the continued consolidation of the banking industry in Yardville's markets.

On a component basis, for the six month period ended June 30, 1997, commercial loan balances increased $14,109,000 or 22.2%.

Liabilities

Yardville's deposit base is the principal source of funds supporting interest earning assets. Total deposits amounted to $414,830,000 at June 30, 1997 compared to $364,445,000 at December 31, 1996, an increase of $50,385,000 or 13.8%. Yardville was successful in bidding for Mercer County Surrogate's deposits which netted Yardville $15,000,000 in deposits in early January 1997.

Growth in Yardville's deposit base continues in higher yielding certificates of deposit (CD's) and premium money market accounts, both higher cost funding sources. Average interest bearing deposits including CD's of $100,000 or more, increased $66,333,000 or 23.9% to total $343,303,000 for the six month period ended June 30, 1997 as compared to $276,970,000 for the year ended December 31, 1996. Of the total increase, average time deposits grew $43,084,000 for the comparable periods. Time deposits were competitively priced to reduce levels of borrowed funds. Average non-interest bearing deposits have increased 9.2% for the six month period ended June 30, 1997 compared to the year ended December 31, 1996. At June 30, 1997 interest bearing and non-interest bearing deposits totaled $355,676,000 and $59,154,000, respectively.


Borrowed funds totaled $68,139,000 at June 30, 1997 compared to $86,339,000 at December 31, 1996. The decrease of $18,200,000 or 21.1% in the first six months of 1997 was principally due to the repayment of repurchase agreements. Securities sold under agreements to repurchase decreased $14,165,000 or 22.1% to $50,020,000 compared to $64,185,000 at December 31, 1996. Federal Home Loan Bank advances are being utilized to strengthen short-term liquidity and support core deposits in funding balance sheet growth. At June 30, 1997 Yardville has $15,000,000 outstanding in FHLB advances. $10,000,000 of these advances will mature on July 30, 1997 and the remaining $5,000,000 will mature in November of 1998.

Yardville has the availability to borrow up to $24,500,000 from the FHLB through its line of credit program. In addition, the bank is eligible to borrow up to $14,109,000 or 22.2%. Real estate-construction and real estate-residential mortgage loan balances increased $4,189,000 and $1,280,000 respectively, or 16.1% and 1.5% respectively. Real estate-commercial mortgage loan balances decreased $305,000 or 0.3% due to increased competition.

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

Capital

Total stockholders' equity of $37,629,000 at June 30, 1997 increased $2,399,000 or 6.8% from $35,230,000 at December 31, 1996. This increase resulted from the following factors during the six months ended June 30, 1997 (i) earnings of $2,467,000 (less dividend payments of $589,000) and a decrease of $142,000 in the unrealized loss on securities available for sale, net of income tax effect.
(ii) proceeds of $379,000 from exercised options.

Yardville's leverage ratio was 7.3% at June 30, 1997 compared to 7.8% at December 31, 1996. At June 30, 1997 tier I and total tier I and II capital to risk weighted assets were 10.1% and 11.4%, respectively. The risk based capital levels at year end 1996 were 10.2% and 11.4% for tier I and total risk based capital, respectively.

The minimum regulatory requirements require financial institutions to have a tier I leverage ratio of 4.0%, a tier I risk-based ratio of 4.0% and a total tier I and tier II ratio of 8.0%. A bank is considered "well capitalized" if it has a minimum Tier 1 and total risk-based capital ratios of 6% and 10%, respectively, and a minimum Tier 1 leverage ratio of 5%.

Credit risk

At June 30, 1997, nonperforming loans, consisting of loans 90 days or more past due, and nonaccruing loans totaled $7,630,000 compared to $8,140,000 at December 31, 1996. Other real estate owned at June 30, 1997 totaled $873,000 compared to $395,000 at December 31, 1996.

Total nonperforming assets decreased $32,000 or 0.4% to $8,503,000 at June 30, 1997 compared to $8,535,000 at year end 1996. Nonperforming assets as a percentage of total assets were 1.62% at June 30, 1997. Yardville continues to actively manage nonperforming assets with the goal of reducing these assets in relation to the entire portfolio. Where possible, existing loan relationships are being restructured in an effort to return these loans to a performing status.

The allowance for loan losses increased to $5,284,000 and remained at 1.50% of total loans at June 30, 1997 compared to $4,957,000, or 1.50% of total loans, at year end 1996. The provision for loan losses through June 30, 1997 was $575,000. Yardville had net loan charge-offs of $248,000 for the six months ended June 30, 1997. At June 30, 1997 the allowance for loan losses covered 69.3% of nonperforming loans and 62.1% of nonperforming assets. The allowance for loan losses, in management's judgment, is adequate to provide for potential losses.

RESULTS OF OPERATIONS

Net Income

Yardville reported net income of $2,467,000 for the six months ended June 30, 1997, an increase of $484,000 or 24.4%, from net income of $1,983,000 reported for the same time period in 1996. The increase in net income for the comparable periods is attributable to an increase in net interest income, and to a lesser extent, non-interest income, partially offset by an increase in non-interest expenses. On a per share basis, the net income was $0.99 for the first six months of 1997 compared to $0.81 for the first six months of 1996. The increase in earnings per share is due primarily to the increase in net income during the first six months of 1997 compared to the same time period in 1996.

On a quarterly basis, the income for the second quarter of 1997 was $1,255,000 or $0.50 per share, compared with $991,000 or $0.41 per share for the same quarter a year ago. The increase in net income and net income per share for the quarterly comparison are for the same reasons discussed above.

Net Interest Income

Yardville's net interest income for the six months ended June 30, 1997 was $9,546,000, an increase of $1,166,000 or 13.9% over the $8,380,000 for the comparable 1996 period. The principal factors contributing to the increase in net interest income for the six months ended June 30, 1997 was an increase in interest income of $3,327,000 resulting principally from an increase in commercial loan volume, offset by an increase in interest expense of $2,161,000 due to increases in the volume of interest bearing deposits.

The net interest margin (tax equivalent basis) between yields on average interest earning assets and costs of average funding sources was 3.99% at June 30, 1997 compared to 4.22% at June 30, 1996. The principal reason for the decrease in the net interest margin was higher costs on interest bearing liabilities.


The management strategy continuing through 1997 is to increase net interest income by purchasing investments using repurchase agreements or other funding sources. At June 30, 1997 approximately $57,100,000 was being utilized for this purpose. The targeted spread on this strategy is 75 basis points after tax. This strategy, while successful in increasing net interest income, has had a negative impact on the net interest margin. Increased loan pricing competition and the subsequent decrease in loan yields also accounted, in part, for the reduction in the net interest margin of 23 basis points for the comparable periods.


On a quarterly comparison, net interest income was $4,928,000 for the second quarter of 1997, an increase of $668,000 or 15.7% from net interest income of $4,260,000 for the second quarter of 1996. The 1997 increase was the result of an increase in average earning assets of $73,967,000 combined with a decrease of $19,066,000 in average borrowed funds offset by an increase of $87,606,000 in average interest bearing deposits compared to the second quarter of 1996.

Interest Income

For the six month period ended June 30, 1997 total interest income of $19,566,000 increased $3,327,000 or 20.5% as compared to $16,239,000 reported for the same period a year earlier. On a quarterly comparison, the second quarter of 1997 experienced an increase of $1,676,000 or 20.1% in total interest income compared to the same period a year earlier. The increase in interest income is due primarily to the higher volume of average loan assets. Average loans increased $76,972,000 or 29.0% for the six months ended June 30, 1997 compared to the same 1996 period. The average yield on the loan portfolio decreased 28 basis points for the comparable period in a lower rate competitive marketplace.


Interest income on securities increased $193,000 or 4.8%, for the first six months of 1997, due to a 22 basis point increase in average yield and an increase of $1,464,000 in average balances for the six months ended June 30, 1997 as compared to the same period a year earlier. On a quarterly comparison interest on securities increased 4.2% primarily as a result of a 27 basis point increase in average yield. Interest on Federal Funds sold increased $150,000 for the six month period ended June 30, 1997 due to increases in average balances of $5,803,000 combined with a decrease in the average yields of 12 basis points.

Overall, the yield on Yardville's interest earning assets decreased 1 basis point to 8.06% for the period ended June 30, 1997 from 8.07% for the period ended June 30, 1996 for the combined reasons discussed above.

Interest Expense

Total interest expense increased $2,161,000 or 27.5% to $10,020,000 for the six months ended June 30, 1997 compared to $7,859,000 reported for the six months ended June 30, 1996. The increase in interest expense for the comparable time periods is the result of a larger deposit base, and higher market interest rates. Deposit products continue to be competitively priced to increase the bank's deposit base and provide a source of funds for asset growth.

Average interest bearing liabilities amounted to $420,437,000 for the six months ended June 30, 1997 compared to $341,499,000 for the six months ended June 30, 1996. The average rate paid on interest bearing liabilities increased 17 basis points for the time period discussed. Increases in deposit account relationships are attributable in part to increased commercial loan activity, community presence, ongoing consolidation within the banking industry and the impact of new branches opened during 1996 that now have established deposit relationships with the bank. Average time deposits, a higher cost funding source, increased $55,741,000 or 42.6% for the first six months of 1997 compared to the first six months of 1996.

For the second quarter of 1997, total interest expense increased $1,008,000 or 24.6% as compared to the second quarter of a year earlier. The increase in interest expense for the comparable quarters is due primarily to higher levels of average time deposits.

Interest expense on borrowed funds decreased during both the quarterly and year-to-date periods when comparing 1997 to 1996. For the year-to-date comparison interest expense decreased $40,000. For the three months ended June 30, 1997 interest on borrowed funds decreased $222,000 or 17.3% primarily as a result of lower average balances. Repurchase agreements were repaid during the period to reduce borrowed funds.

Provision For Loan Losses

Yardville provides for possible loan losses by a charge to current operations. The provision for loan losses for the six months and three months ended June 30, 1997 was $575,000 and $300,000, respectively compared to $715,000 and $450,000, respectively for the six months and three months ended June 30, 1996. The year-to-date and quarterly 1997 provisions reflect management's continuing analysis of the loan portfolio and non-performing assets. Management believes that the allowance for loan losses is adequate in relation to credit risk exposure levels.

Non-Interest Income

Total non-interest income was $1,240,000 for the first six months of 1997 compared to $1,035,000 for the same period in 1996. The increase of $205,000 or 19.8% is primarily attributable to an increase in other non-interest income principally due to additional fee income derived from life insurance assets and other fee income.

Service charges on deposit accounts decreased $14,000 or 2.4% for the first six months of 1997 as compared to the same period a year earlier. The decrease in service charge income resulted from a reduction in insufficient fund fees offset by an increase in service charges on deposit accounts. Yardville realized $7,000 in gains on the sale of securities, net, in the first six months of 1997 versus a loss of $46,000 on the sale of securities, net, in the first six months of 1996. Other non-interest income increased $157,000 or 31.6% in the first six months of 1997 versus the first six months of 1996 for the reasons discussed above.

For the second quarter comparison, the results were similar. Total non-interest income for the second quarter of 1997 increased 20.8% over the same period a year earlier. Service charges on deposit accounts decreased 2.4% for the comparable quarters. Conversely, the increase experienced during the second quarter of 1997 was in gains on the sale of securities of $7,000 net, compared to a loss of $25,000 on the sale of securities net, for the three months ended June 30, 1996. Other non-interest income increased $75,000 or 29.3% for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 due primarily to increased income derived from life insurance assets and fee assessments for "others on us" Automated Teller Machine (ATM) card usage. Offsetting these two increases was the elimination of the annual ATM fee for Yardville National Bank cardholders in January 1997.

Non-Interest Expense

Total non-interest expense increased $794,000 or 14.1% to $6,409,000 for the first six months of 1997 compared to $5,615,000 for the first six months of 1996. The increase in non-interest expense is primarily the result of increases in salaries and employee benefits, equipment expenses and other non-interest expenses.

Salaries and employee benefits were $3,669,000 for the first six months of 1997, an increase of $469,000 or 14.7% compared to the same six month period of 1996. The increase resulted from additional staffing required as Yardville has grown for the comparable time periods and normal annual salary compensation and benefit increases. Full time equivalent staff increased to 168 at June 30, 1997 from 152 at June 30, 1996.

Net occupancy increased $30,000 or 6.7% for the first six months of 1997 as compared to the same period in 1996, This increase is primarily the result of additional occupancy costs associated with new branch offices offset by decreases in snow removal costs due to a milder winter.

Equipment expense increased $171,000 or 47.9% for the same period primarily due to increased depreciation costs associated with new furniture and fixtures in Yardville's new branches and in-house computer system as well as related expenses of additional computer hardware and software upgrades required for the implementation of a Windows 95 based computer system.

Other non-interest expenses totaled $1,737,000 for the six months ended June 30, 1997, an increase of $124,000 or 7.7%, from the comparable 1996 period. The increase in other non-interest expense is primarily the result of increased professional fees, marketing costs and expenses incurred in working out troubled loans and other real estate. Other real estate expenses totaled $127,000 for the six months ended June 30, 1997 compared to $44,000 for the six months ended
June 30, 1996. The increase in other non-interest expenses was offset partially by the elimination of computer service fees in late February 1996 with Yardville's conversion to an in-house computer system.

When comparing the second quarter of 1997 with the second quarter of 1996, the explanations for the fluctuations are similar to those presented above for the six month period ended June 30. Non-interest expenses increased $533,000 or 19.1% versus the same period a year earlier. Salary and employee benefits increased $233,000 or 14.4%. Net occupancy and equipment expenses increased 7.1% and 54.4%, respectively. Other non-interest expenses increased 24.1% in the second quarter of 1997 compared to the same period in 1996. The quarterly comparison increase is due primarily to the same factors discussed in the year-to-date review above.


Recently Issued Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." SFAS 128 supersedes AFB opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement is effective for financial statements for periods ending after December 15, 1997. The adoption of this statement should not have a material effect on the consolidated financial statements of Yardville.

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

PART II OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

A. The following exhibits are filed with this Form 10-Q for the fiscal quarter ended June 30, 1997 by Yardville National Bancorp:

                  INDEX TO EXHIBITS

     No.    Exhibits                                       Page
    ----    --------                                       ----

 *   3.1    Restated Certificate of Incorporation of
            the Registrant

++   3.2    By-Laws of the Registrant

++   4.1    Specimen of Share of Common Stock

    10.1    1988 Stock Option Plan                           19

+++ 10.2    1997 Stock Option Plan

    27.1    Financial Data Schedule                          27



* Incorporated by reference to the Issuer's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1994, as amended by Form 10-KSB/A filed on July 25, 1995.

++ Incorporated by reference to the Issuer's Registration Statement on Form SB-2 (Registration No. 33-78050)

+++ Incorporated by reference to the Issuer's Registration Statement on Form
    S-8 (Registration No. 333-28193)

B. No reports on FORM 8-K were filed by the registrant during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   YARDVILLE NATIONAL BANCORP
                                   --------------------------
                                         (Registrant)




Date :   August 14, 1997       By :
      ------------------           ---------------------------------------
                                      Stephen F. Carman
                                      Executive Vice President
                                      and Chief Financial Officer

                           YARDVILLE NATIONAL BANCORP
                             1988 STOCK OPTION PLAN

(1.) Purposes of Plan.

         This 1988 Stock Option Plan (the "Plan") is designed to assist Yardville National Bancorp (the "Company") in attracting and retaining highly qualified persons as Employees of the Company and its Subsidiaries and to provide such key employees with incentives to contribute to the growth and development of the business of the Company.

         This Plan will be effected through the granting of stock options on the terms and conditions hereinafter provided, which options are intended to qualify as "incentive stock options" within the meaning of section 422A of the Internal Revenue Code of 1986, as amended.

(2.) Definitions

         Unless the context otherwise indicates the following terms have the following meanings:

         "Board" - means the Board of Directors of the Company.

         "Code" - means the Internal Revenue Code of 1986, as the same may from time to time be amended.

         "Committee" - means the Committee referred to in Section 4 hereof.

         "Common Stock" - means the Common Stock, no par value, of the Company.

         "Designated Beneficiary" - means the person designated by an optionee to be entitled on his death to any remaining rights arising out of an option, such designation to be made in accordance with such regulations as the Committee may implement from time to time.

         "Employee" - means any employee (including an officer) of the Company or any subsidiary of the Company.

         "Fair Market Value" - means the fair market value of Common Stock as determined by the Committee in a manner consistent with the Code and any regulations thereunder.

         "Incentive Stock Options" - means stock options which constitute incentive stock options within the meaning of Section 422A, or any successor section, of the Code having the provisions specified in the Plan for such incentive stock options and otherwise qualifies as a "Non Employee director" under Rule 16b-3 under the Exchange Act.

         "Parent" - means "parent corporation" as defined in Section 425(e), or any successor section, of the Code.

         "Stock Option Agreement"-- means a stock option agreement entered into pursuant to the Plan substantially in the form of Exhibit A hereto.

         "Subsidiary" - means "subsidiary corporation" as defined in Section 425(f), or any successor section, of the Code.

         "Ten Percent Stockholder" - shall mean any person who, immediately after any option is granted to such person owns, within the meaning of
         Section 422A(b) (6) (or any successor section of the Code) more than 10% of the total combined voting power of all classes of stock of the Company, its parent, if any, or its Subsidiaries.


(3.) Stock Subject to Plan.

         The shares to be issued upon exercise of the options granted under the Plan shall be Common Stock. The maximum number of shares of Common Stock for which options may be granted under the Plan shall be 22,000 shares (subject to adjustment as provided in section 10 hereof). The Common Stock to be issued upon exercise of the options may be authorized but unissued shares or treasury shares, as determined from time to time by the Committee. If any option granted under the Plan shall expire or terminate for any reason whatsoever without having been exercised in full, the unpurchased shares of Common Stock previously subject to such option shall become available for new options.


(4.) Administration.

                  (a) The Plan shall be administered by a Stock Option Committee of not less than two Directors. The Board shall annually appoint the members of the Stock Option Committee at the annual organizing meeting of the Board.

                  (b) The Board shall fill all vacancies on the Committee and may remove any member of the Committee at any time with or without cause. The Committee shall select its own chairman and shall adopt, alter or repeal such rules and procedures as it may deem proper and shall hold its meetings at such times and places as it may determine. The Committee shall keep minutes of its proceedings. Action by a majority of the Committee members present at any meeting at which a quorum is present, or action approved in writing by all members of the Committee without a meeting, shall constitute the acts of the Committee.

                  (c) Subject to the provisions of the Plan, the Committee shall have the full and final authority to (i) determine the Employees to whom, and the times at which, options shall be granted and the number of shares subject to each option; (ii) prescribe, amend and determine the provisions of options granted under the Plan (which need not be identical) and, with the consent of the holder thereof, amend or modify any option; (iii) determine the provisions of options granted under the Plan (which need not be identical) and, with the consent of the holder thereof, amend or modify any option; (iv) interpret the Plan and the respective options; and (v) make all other determinations necessary or advisable for administering the Plan. All determinations and interpretations by the Committee shall be binding upon all parties. No member of the Committee or the Board shall be liable for any action or determination made in good faith in respect of the Plan or any option granted under it.

         (d) The provisions of this Section 4 shall survive any termination of the Plan.

(5.) Eligibility for Award of Options.

         (a) Options may be granted only to officers and other key employees of the Company and its Subsidiaries. Any reference in the Plan to "employment by the Company" shall also be deemed to include employment by any Subsidiary of the Company. Determination by the Committee or the Board as to who are eligible employees shall be conclusive.

         (b) A person who is a director of the Company, or any subsidiary, shall not be considered an officer or employee for the purpose of the Plan solely because he or she is a director. However, a person who otherwise is an eligible officer or employee shall not be disqualified by virtue of being a director of the Company or any Subsidiary.

         (c) More than one option may be granted to any eligible Employee.

(6.) Option Price.

         (a) The purchase price of the Common Stock under each option shall be determined by the Committee. The purchase price shall be at least 100 percent (100%) of the fair market value of the Common Stock on the date of grant of the option. The purchase price under an option granted to an officer or employee who is a Ten Percent Stockholder shall be at least 110% of the fair market value of the Common Stock on the date of the grant of the option.

         (b) It is anticipated that the purchase price of the Common Stock under the option will be 100% of the fair market value, except that with respect to a Ten Percent Stockholder the purchase price will be 110% of the fair market value. The fair market value is expected to be the price most recently quoted by the market makers in the Common Stock. If there is no asked quotation, the fair market value is expected to be the bid quotation. If there is both a bid and asked quotation, the fair market value is expected to be the average of the bid and asked quotations. This paragraph shall not be binding on the Committee. The Committee in its discretion may issue stock options with a purchase price in excess of the fair market value and may utilize a different measure of the fair market value than that set forth here.

(7.) Annual Limitation on Grants To One Officer or Employee.

         No option shall be granted during any calendar year to any individual under the Plan if the aggregate fair market value (as of the time the option is granted) of the Common Stock with respect to which incentive stock options are exercisable for the first time by such individual during any calendar year (under the Plan and any other plan of the Company, its Parent, if any, and its Subsidiaries) exceeds $100,000.

(8.) Terms and Exercise of Options.

         (a) Maximum 10 year Termination Date. Each option shall expire no later than ten years after the date on which it shall have been granted, but the Committee in its discretion may prescribe a shorter period for any individual option or options. Any Incentive Stock Option granted to a person who is a Ten Percent Stockholder shall terminate no later than 5 years after the date on which the option was granted. The date of termination pursuant to this paragraph is referred to hereinafter as the "termination date of the option."

         (b) Vesting.

             (i) Options shall be exercisable at such times and in such installments, if any, as the Committee may determine. In the event any option is exercisable in installments, any shares which may be purchased during any year or other period which are not purchased during such year or other period may be purchased at any time or from time to time during any subsequent year or period during the term of the option unless otherwise provided in the Stock Option Agreement.

            (ii) While the Committee may set any vesting schedule which it wishes, it is the expectation of the Board in adopting this Plan that the options vest during a period of up to five years after the date of grant. For example, the Committee may provide that only 25% of the shares granted under the option may be purchased during the first year after the date of grant, an additional 25% of the shares may be purchased commencing two years after the date of grant, an additional 25% of the shares may be purchased at any time three years after the date of grant and 100% of the stock may be purchased only four years after the date of grant.

           (iii) In connection with any proposed sale or conveyance of all or substantially all of the assets of the Company or of any proposed consolidation or merger of the Company or of any proposed Change in Control of the Company, the Board in its discretion may accelerate the vesting schedule of any or all options. In the event the Board does determine to accelerate the vesting schedule, it shall notify each holder of an option whose vesting schedule has been accelerated.

          (c) Means of Exercise of Option. An option shall be exercised by written notice to the Secretary or Treasurer of the Company at its principal office. The notice shall specify the number of shares as to which the option is being exercised and shall be accompanied by payment in full of the purchase price for such shares. An optionee at his discretion may, in lieu of cash payment, deliver Common Stock already owned, with a Fair Market Value (on the date of exercise) equal to the purchase price for the shares being acquired pursuant to exercise of the option, as payment for the exercise of any option. In the event an option is being exercised in whole or in part, by any person other than the optionee, a notice of election shall be accompanied by proof satisfactory to the Company of the rights of such person to exercise said option. An optionee shall not, by virtue of granting of an option, be entitled to any rights of a shareholder in the Company and he shall not be considered a record holder of shares purchased by him until the date on which he shall actually be recorded as the holder of such shares upon the stock records of the Company. The Company shall not be required to issue any fractional shares upon exercise of any option and shall not be required to pay to the person exercising the option the cash equivalent of any fractional share interest unless so determined by the Committee.

         (d) Options Are Non-Transferrable. No stock options may be transferred by the optionee (except in connection with death or disability as provided in Section 8 (f) and (g).

         (e) Options Lapse 3 Months After Termination of Employment. In the event of the termination of an optionee's employment by the Company or its Subsidiaries at any time for any reason (excluding disability or death), his options and all rights thereunder shall be exercisable by the optionee at any time within three (3) months thereafter but only to the extent exercisable by him on the date of termination of his employment and in no event later than the termination date of his option.

         (f) Option Exercisable 12 Months After Termination in Event of Disability. In the event an employee is permanently and totally disabled (within the meaning of Section 422(c)(6), or any successor section, of the Code), his option and all rights thereunder shall be exercisable by the optionee at any time within twelve (12) months of his termination of employment, but in no event later than the termination date of the option.

         (g) Options Exercisable 12 Months After Date of Death. If an optionee shall die while in the employ of the Company or any of its Subsidiaries, his options may be exercised at any time within twelve (12), months after the date of his death, but only to the extent exercisable by the optionee at his death and the option may not be exercised later than the termination date of the option.

         (h) No Right to Continued Employment. Nothing in the Plan or in any option granted pursuant hereto shall confer on any individual any right to continue in the employ of the Company or any of its

Subsidiaries or prevent or interfere in any way with the right of the Company or its Subsidiaries to terminate his employment at any time, with or without cause.

         (i) Options Must Be Evidenced by Writing. Each option granted pursuant to the Plan shall be evidenced by a written Stock Option Agreement, duly executed by the Company and the optionee, in such form and containing such provisions as the Committee or Board may from time to time authorize or approve.

         (j) In the event of an Employee's death or disability (within the meaning of Section 422(c)(6) or any successor section, of the Code), such Employee's Designated Beneficiaries, legal representative or executor shall have the right to exercise such Employee's options to the same extent as such Employee would have under Section 8(e), (f) or (g), as applicable, as of the date on which such Employee's employment by the Company or any Subsidiary terminated.

(9.) Adjustments.

         The Stock Option Agreement shall contain appropriate provisions for the adjustment of the kind and number of shares subject to each outstanding option and the purchase price under each option in the event of any changes in the outstanding Common Stock of the Company by reason of stock dividends, stock splits, recapitalization, reorganizations, mergers, consolidations, combinations or exchange of shares, and the like. In the event of any such change or changes in the outstanding Common Stock, and as often as the same shall occur, the kind and aggregate number of shares available under the Plan shall be appropriately adjusted by the Committee or Board, whose determination shall be binding and conclusive.

(10.) Amendment and Termination.

         (a) Unless the Plan shall have been sooner terminated as provided herein, no incentive stock option shall be granted hereunder after February 24, 1998. The Board may at any time prior to that date alter, suspend or terminate the Plan as it may deem advisable, except that it may not without further shareholder approval (i) increase the maximum number of shares subject to the Plan (except for changes pursuant to Section 10), (ii) extend the period during which options may be granted or exercised or (iii) make any other change unless the Board determines that the change would not materially increase the cost of the Plan to the Company. Except as otherwise hereinafter provided, no alteration, suspension or termination of the Plan may, without the consent of the employee to whom any option shall have theretofore been granted (or the person or persons entitled to exercise such option under Section 8(f) or (g) of the Plan), terminate his option or adversely affect his rights thereunder.


         (b) Anything herein to the contrary notwithstanding, in the event that the Board shall at any time declare it advisable to do so in connection with any proposed sale or conveyance of all or substantially all of the assets of the Company or of any proposed consolidation or merger of the Company, the Company may give written notice to the holder of any option that his option may be exercised only within thirty (30) days after the date of such notice but not thereafter, and all rights under said option which shall not have been so exercised shall terminate at the expiration of such thirty (30) days, provided that the proposed sale, conveyance, consolidation or merger to which such notice shall relate shall be consummated within six (6) months after the date of such notice. In the event such notice shall have been given, any such option may be exercised either in whole or in part notwithstanding the vesting period required under the terms of the option for the exercise thereof. If such proposed sale, conveyance, consolidation or merger shall not be consummated within said time period, no unexercised rights under any option shall be affected by such notice except that such option may not be exercised between the date of expiration of such thirty (30) days and the date of the expiration of such six (6) months.


(11.) Indemnification.

         Any member of the Committee or the Board who is made, or threatened to be made, a party to any action or proceeding, whether civil or criminal, by reason of the fact that he is or was a member of the Committee or the Board insofar as relates to the Plan shall be indemnified by the Company, and the Company may advance his related expenses, to the full extent permitted by law and/or the By-Laws of the Company.

(12.) Effective Date of the Plan.

         The Plan shall become effective on, and options may be granted thereunder after February 24 1988, provided, however, that if the Plan shall not be approved by the holders of a majority of the outstanding voting stock of the Company within twelve months of said date, the Plan and all options granted thereunder shall be and become null and void, and provided, further, that no options granted by the Committee may be exercised prior to the approval of the Plan by shareholders.

(13.) Expenses.

         The Company shall pay all fees and expenses incurred in connection with the establishment and administration of the Plan.


(14.) Government Regulations, Registration and Listing of Stock.

         (a) The Plan, and the grant and exercise of options thereunder, and the Company's obligation to sell and deliver stock under such options, shall be subject to all applicable federal and state laws, rules and regulations and to such approvals by any regulatory or governmental agency as may be required.

         (b) Unless a registration statement under the Securities Act of 1933 and the applicable rules and regulations thereunder (collectively the "Act") is then in effect with respect to shares issued upon exercise of any option (which registration shall not be required), the Company shall require that the offer and sale of such shares be exempt from the registration provisions of said Act. In furtherance of such exemption, the Company may require, as a condition precedent to the exercise of any option, that the person exercising the option give to the Company a written representation and undertaking, satisfactory form and substance to the Company, that he is acquiring the shares for his own resale thereof and otherwise establish to the Company's satisfaction that the offer or sale of the shares issuable upon exercise of the option will not constitute or result in any breach or violation of the Act or any similar state act or statute or any rules or regulations thereunder. In the event a registration statement under the Act is not then in effect with respect to the shares of Common Stock issued upon exercise of an option, the Company shall place upon any stock certificate an appropriate legend referring to the restrictions or disposition under the Act.

         (c) In the event the class of shares issuable upon the exercise of any option is listed on any national securities exchange, the Company shall not be required to issue or deliver any certificate for shares upon the exercise of any option prior to the listing of the shares so issuable on such national securities exchange and prior to the registration of the same under the Securities Exchange Act of 1934 or any similiar act or statute.