Form 10-Q/A
period 1997-06-30
YARDVILLE NATIONAL BANCORP
filed 1997-08-15
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997


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


Borrowed funds totaled $68,139,000 at June 30, 1997 compared to $86,339,000 at December 31, 1996. The decrease of $18,200,000 or 21.1% in the first six months of 1997 was principally due to the repayment of repurchase agreements. Securities sold under agreements to repurchase .decreased $14,165,000 or 22.1% to $50,020,000 compared to $64,185,000 at December 31, 1996. Federal Home Loan Bank advances are being utilized to strengthen short-term liquidity and support core deposits in funding balance sheet growth. At June 30, 1997 Yardville has $15,000,000 outstanding in FHLB advances. $10,000,000 of these advances will mature on July 30, 1997 and the remaining $5,000,000 will mature in November of 1998.

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



                                   YARDVILLE NATIONAL BANCORP
                                   --------------------------
                                         (Registrant)




Date:    August 15, 1997       By: /s/ Stephen F. Carman
      ------------------           ---------------------------------------
                                      Stephen F. Carman
                                      Executive Vice President
                                      and Chief Financial Officer