Form 10-Q
period 1997-09-30
YARDVILLE NATIONAL BANCORP
filed 1997-11-14
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997


 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For transition period from                to
                                   ----------------  ------------------

                         Commission File Number: 0-26086


                           YARDVILLE NATIONAL BANCORP
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                   22-2670267
--------------------------------                  ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)


3111 Quakerbridge Road, Mercerville, New Jersey          08619
-----------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


                                 (609) 585-5100
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
            --------------------------------------------------------
             (Former name, former address and former fiscal year, if
                            changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes(X) No( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 29, 1997.

Common Stock, no par value                                2,477,569
--------------------------                      ----------------------------
          Class                                 Number of shares outstanding

                                      INDEX


                    YARDVILLE NATIONAL BANCORP AND SUBSIDIARY



PART I FINANCIAL INFORMATION                                        PAGE NO.


Item 1. Financial Statements

        Consolidated Statements of Condition
        September 30, 1997 and December 31, 1996                         3

        Consolidated Statements of Income
        Three months and nine months ended
        September 30, 1997 and 1996                                      4

        Consolidated Statements of Cash Flows
        nine months ended September 30, 1997
        and 1996                                                         5

        Notes to Consolidated Financial Statements                     6-7


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 8-15



PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                              17


Exhibit 27.1  Financial Data Schedule                                   18

                    Yardville National Bancorp and Subsidiary
                      Consolidated Statements of Condition
                                   (unaudited)

                                                                   September 30,        December 31,
(in thousands, except share data)                                      1997                1996
                                                                   -------------        ------------
ASSETS:
Cash and due from banks                                             $  15,593            $  13,110
Federal funds sold                                                      5,515                4,040
   Cash and Cash Equivalents                                           21,108               17,150
Interest bearing deposits                                               2,913                1,357
Securities available for sale                                          98,803               93,671
Investment securities (market value of $27,674 in 1997
   and $30,878 in 1996)                                                27,813               31,296
Loans                                                                 360,297              331,237
   Less: Allowance for loan losses                                     (5,400)              (4,957)
   Loans, net                                                         354,897              326,280
Bank premises and equipment, net                                        5,160                5,418
Other real estate                                                       3,206                  395
Other assets                                                           15,353               14,978
                                                                    ---------            ---------
   Total Assets                                                     $ 529,253            $ 490,545
                                                                    =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
   Non-interest bearing                                             $  56,909            $  55,519
   Interest bearing                                                   358,518              308,926
   Total Deposits                                                     415,427              364,445
Borrowed funds
   Securities sold under agreements to repurchase                      48,665               64,185
   Other                                                               20,764               22,154
   Total Borrowed Funds                                                69,429               86,339
Other liabilities                                                       5,624                4,531
                                                                    ---------            ---------
   Total Liabilities                                                $ 490,480            $ 455,315
                                                                    =========            =========
Stockholders' equity
   Preferred stock:  no par value
        Authorized 1,000,000 shares, none issued
   Common stock: no par value
        Authorized 6,000,000 shares
        Issued and outstanding 2,474,409 shares in 1997
            and 2,430,414 shares in 1996                               17,637               17,246
   Surplus                                                              2,205                2,205
   Undivided Profits                                                   18,761               15,940
   Unrealized gain (loss) - securities available for sale                 170                 (161)
      Total Stockholders' Equity                                       38,773               35,230
                                                                    ---------            ---------
      Total Liabilities and Stockholders' Equity                    $ 529,253            $ 490,545
                                                                    =========            =========

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                    Yardville National Bancorp and Subsidiary
                        Consolidated Statements of Income
                                   (unaudited)

                                                            Three Months Ended            Nine Months Ended
                                                               September 30,                 September 30,
                                                           --------------------          ---------------------
(in thousands, except per share amounts)                    1997          1996             1997         1996
                                                           -------       ------           -------     --------
Interest Income:
Interest and fees on loans                                 $ 8,106       $6,639           $23,202     $18,717
Interest on deposits with banks                                 34           20                66          86
Interest on securities available for sale                    1,661        1,701             4,990       4,712
                                                           -------       ------           -------     -------
Interest on investment securities:
    Taxable                                                    311          375               982       1,180
    Exempt from Federal income tax                             100          102               302         295
Interest on Federal funds sold                                  45           76               281         162
    Total Interest Income                                   10,257        8,913            29,823      25,152
                                                           -------       ------           -------     -------
Interest Expense:
Interest on savings account deposits                         1,285        1,017             3,803       2,979
Interest on certificates of deposit of
$100,000 or more                                               320          239               964         632
Interest on other time deposits                              2,551        1,820             7,193       5,068
Interest on borrowed funds                                   1,060        1,431             3,276       3,687
     Total Interest Expense                                  5,216        4,507            15,236      12,366
     Net Interest Income                                     5,041        4,406            14,587      12,786
Less provision for loan losses                                 275          375               850       1,090
     Net Interest Income After Provision for
     Loan Losses                                             4,766        4,031            13,737      11,696
                                                           -------       ------           -------     -------
Non-Interest Income:
Service charges on deposit accounts                            307          287               877         871
Gains on sales of mortgages, net                                12           10                21          10
Securities gains (losses), net                                   4          (29)               11         (75)
Other non-interest income                                      324          265               978         762
     Total Non-Interest Income                                 647          533             1,887       1,568
                                                           -------       ------           -------     -------
Non-Interest Expense:
Salaries and employee benefits                               1,880        1,647             5,549       4,847
Occupancy expense, net                                         253          240               728         685
Equipment                                                      281          190               809         547
Other non-interest expense                                   1,047          853             2,784       2,466
     Total Non-Interest Expense                              3,461        2,930             9,870       8,545
Income before income tax expense                             1,952        1,634             5,754       4,719
Income tax expense                                             687          568             2,022       1,670
     Net Income                                            $ 1,265       $1,066           $ 3,732     $ 3,049
                                                           -------       ------           -------     -------
Earnings Per Share:
Primary                                                    $  0.50       $ 0.44           $  1.49     $  1.25
Fully diluted                                              $  0.50       $ 0.44           $  1.49     $  1.25
                                                           -------       ------           -------     -------
Weighted average shares outstanding                          2,512        2,429             2,500       2,401
                                                           =======       ======           =======     =======

                    Yardville National Bancorp and Subsidiary
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                   Nine months ended
                                                                                     September 30,
                                                                           --------------------------------
(in thousands)                                                                1997                 1996
                                                                           ----------             ---------
Cash Flows from Operating Activities:
Net Income                                                                 $    3,732             $   3,049
Adjustments:
    Provision for Loan Losses                                                     850                 1,090
    Depreciation                                                                  615                   526
    Amortization and accretion                                                    336                   438
    Securities gains (losses), net                                               (11)                    75
    Writedown of other real estate                                                498                    68
    Increase in other assets                                                    (595)               (3,416)
    Increase in other liabilities                                               1,104                   883
                                                                                2,797                 (336)
    Net Cash Provided by Operating Activities                                   6,529                 2,713
Cash Flows from Investing Activities:
    Net increase in interest bearing deposits                                 (1,556)               (1,470)
    Proceeds from maturities and paydowns of
        investment securities                                                   3,632                 3,409
    Purchase of securities available for sale                                (48,298)              (65,520)
    Proceeds from sale of securities available for sale                         3,012                41,256
    Purchase of investment securities                                           (267)                  (453)
    Maturities, calls & paydowns of securities
       available for sale                                                      40,498                20,050
    Net increase in loans                                                    (32,426)              (68,846)
    Expenditures for bank premises and equipment                                (357)               (1,925)
    Proceeds from sale of O.R.E.                                                  --                   272
    Capital improvements to O.R.E.                                              (350)                   --
      Net Cash Used by Investing Activities                                  (36,112)              (70,227)
Cash Flows from Financing Activities:
    Net increase in non-interest bearing
        demand, money market, and saving deposits                              27,024                11,127
    Net increase in certificates of deposit                                    23,958                28,217
    Net increase (decrease) in  borrowed funds                               (16,921)                27,107
    Proceeds from issuance of common stock                                        391                   826
    Dividends paid                                                              (911)                 (792)
      Net Cash Provided by Financing Activities                                33,541                66,485
      Net increase (decrease) in cash and cash equivalents                      3,958               (1,029)
      Cash and cash equivalents at beginning of period                         17,150                12,835
Cash and Cash Equivalents at End of Period                                 $   21,108             $  11,806

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
        Interest expense                                                   $   14,300             $  11,717
        Income taxes                                                            2,777                 2,064

Supplemental Schedule of Non-cash financing Activities:
  During the nine month period ended September 30, 1997 the Corporation transferred $2,958,449, net of charge offs, from loans to other real estate.
See Accompanying Notes to Unaudited Consolidated Financial Statements.

                    Yardville National Bancorp and Subsidiary

                   Notes to Consolidated Financial Statements

                      Nine Months Ended September 30, 1997

                                   (Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation
       The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and other real estate, management obtains independent appraisals for significant properties.

         The consolidated financial data as of and for the three and nine months ended September 30, 1997 and 1996 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 1997.

Consolidation

         The consolidated financial statements include the accounts of Yardville National Bancorp (the "Corporation") and its sole subsidiary, the Yardville National Bank (the "Bank") and Yardville's wholly owned subsidiaries, The Yardville National Investment Corporation, Brenden, Inc., and Nancy-Beth, Inc, both subsidiaries of the Bank utilized for the control and disposal of other real estate properties and the YNB Real Estate Holding Company, a subsidiary of the Bank utilized to hold Bank branch properties. All significant intercompany accounts and transactions have been eliminated.

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

FINANCIAL CONDITION

Assets

Total consolidated assets at September 30, 1997 totaled $529,253,000, an increase of $38,708,000 or 7.9%, compared to $490,545,000 at December 31, 1996.
The growth in Yardville's asset base during the first nine months of 1997 was due primarily to an increase in loans and securities available for sale. Yardville's commercial loan portfolio continued to expand during this time period. The increase in loans was the product of a strategy to improve the profitability of the organization through relationship banking and the continued consolidation in the bank's marketplace which has solidified the bank's competitive position in the small and middle markets. Yardville's asset base includes investments of approximately $49,900,000 purchased utilizing repurchase agreements and time deposits (Investment Growth Strategy) at September 30, 1997, a decrease of $1,100,000 compared to approximately $51,000,000 at December 31, 1996. The primary goals of improving return on equity and earnings per share utilizing this strategy continue to be achieved.

Yardville has backed its continued growth by further strengthening its capital base. On October 16, Yardville completed an $11.5 million offering of trust preferred securities. The additional capital may be used for a variety of corporate purposes, including additional branches, enhancement of our technology base, expansion of loan and investment assets, or stock repurchase to further improve earnings per share, among others.

Securities

Total securities increased by $1,649,000 at September 30, 1997 to $126,616,000 compared to year end 1996. The growth in the securities portfolio in the first nine months of 1997 was due to the purchase of short term treasuries and government agency bonds to enhance short term liquidity offset by principal paydowns on mortgage-backed securities, proceeds from callable securities, and to a lesser extent a decrease in the Investment Growth Strategy.

At September 30, 1997 the amortized cost of investment securities classified as held to maturity was $27,813,000 compared to $31,296,000 at December 31, 1996, a decrease of $3,483,000 or 11.1%. The total held to maturity portfolio represents approximately 22% of the entire portfolio.

Net unrealized gains as of September 30, 1997 in Yardville's available for sale securities portfolio were $284,000. Net unrealized gains, net of tax effect, totaling $170,000 were reported as a component of stockholders' equity at September 30, 1997. The available for sale securities portfolio, except those securities purchased utilizing repurchase agreements, provides a secondary source of liquidity.

Federal Funds

At September 30, 1997 Federal Funds sold totaled $5,515,000, an increase of $1,475,000 as compared to $4,040,000 at December 31, 1996. Average federal funds sold totaled $7,044,000 for the nine months ended September 30, 1997. While management continues to focus on maintaining adequate short term liquidity levels, federal funds will fluctuate due to other liquidity demands throughout the year.

Loans

Total loans, net of unearned discounts, increased by $29,060,000 or 8.8%, to $360,297,000 at September 30, 1997 compared to $331,237,000 at year end 1996.
Yardville's loan portfolio represented 68.1% of assets at September 30, 1997 compared to 67.5% of assets at December 31, 1996.

Yardville's lending focus continues to be centered on commercial loans, owner-occupied commercial mortgage loans and real estate construction loans. Yardville showed continued growth throughout its loan portfolio for the nine months ended September 30, 1997 as a result of management's emphasis on customer relationships and opportunities associated with the continued consolidation in the banking industry in Yardville's markets.

Comparatively, loan growth experienced in 1997 to 1996 has decelerated due to competitive market factors.

On a component basis, for the nine month period ended September 30, 1997, commercial loan balances increased 28.3%. Real estate - construction and real estate - commercial mortgage loan balances increased $5,260,000 and $4,463,000, respectively, or 20.3% and 4.0% respectively. Consumer loan balances increased
13.2 % through the first nine months of 1997. Real estate - residential mortgage loans decreased $808,000 for the nine months ended September 30, 1997.

Liabilities

Yardville's deposit base is the principal source of funds supporting interest earning assets. Total deposits amounted to $415,427,000 at September 30, 1997 compared to $364,445,000 at December 31, 1996, an increase of $50,982,000 or
14.0 %. Yardville was successful in bidding for Mercer County Surrogate's deposits which netted $15,000,000 in deposits in early January 1997.

Growth in Yardville's deposit base in 1997 continues in higher yielding certificates of deposit (CD's) and premium money market accounts, both higher cost funding sources. Average interest bearing deposits, including CD's of $100,000 or more, increased $71,654,000 or 25.9% to total $348,624,000 for the nine month period ended September 30, 1997 as compared to $276,970,000 for the year ended December 31, 1996. Of the total increase, average time deposits grew $46,884,000 for the comparable periods. Time deposits were competitively priced to reduce levels of borrowed funds. Average non-interest bearing deposits have increased 10.9% for the nine month period ended September 30, 1997 compared to the year ended December 31, 1996. At September 30, 1997 interest bearing and non-interest bearing deposits totaled $358,518,000 and $56,909,000, respectively.

Borrowed funds totaled $69,429,000 at September 30, 1997 compared to $86,339,000 at December 31, 1996. The decrease of $16,910,000 or 19.6% in the first nine months of 1997 was principally due to the repayment of repurchase agreements. Securities sold under agreement to repurchase decreased $15,520,000 or 24.2% to $48,665,000 as of September 30, 1997 compared to $64,185,000 as of December 31, 1996. Federal Home Loan Bank advances are being utilized to strengthen short-term liquidity and support core deposits in funding balance sheet growth. At September 30, 1997 Yardville had $17,500,000 outstanding in FHLB advances. $12,500,000 of these advances will mature on January 30, 1998 and the remaining $5,000,000 will mature in November of 1998.

Yardville has the availability to borrow up to $24,500,000 from the FHLB through its line of credit program. In addition, the bank is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock level requirements, collateral requirements and individual advance proposals based on FHLB credit standards. Yardville also has the ability to borrow at the Federal Reserve discount window along with two unsecured federal funds lines of credit with two of its correspondent banks for daily funding needs. Management's strategy, however, is to further build the bank's core deposit base to fund asset growth. Borrowed funds will be utilized to meet short term liquidity needs and as an additional source of funding for the loan and investment portfolios.

Capital

Total stockholders' equity of $38,773,000 at September 30, 1997 increased $3,543,000 or 10.1% from $35,230,000 at December 31, 1996. This increase resulted from the following factors during the nine months ended September 30, 1997 (i) earnings of $3,732,000 over the first nine months of 1997 (less dividend payments of $911,000) (ii) a positive equity adjustment of $331,000 in the unrealized gain on securities available for sale, net of income tax effect, and (iii) proceeds of $391,000 from exercised options.

Yardville's leverage ratio was 7.3% at September 30, 1997 compared to 7.8% at December 31, 1996. At September 30, 1997 tier I and total tier I and II capital to risk weighted assets were 10.0% and 11.3%, respectively. The risk based capital levels at year end 1996 were 10.2% and 11.4% for tier I and total risk based capital, respectively.

The minimum regulatory requirements require financial institutions to have a tier I leverage ratio of 4.0%, a tier I risk-based ratio of 4.0% and a total tier I and tier II ratio of 8.0%. A bank is considered "well capitalized" if it has a minimum Tier 1 and total risk-based capital ratios of 6% and 10%, respectively, and a minimum Tier 1 leverage ratio of 5%.

On October 16th, 1997, Yardville completed the sale of 1,150,000 shares of 9.25% Cumulative Trust Preferred Securities by Yardville Capital Trust at an offering price of $10.00 per share in an underwritten offering. This amount includes the shares issued upon the exercise of the over-allotment option by the underwriter. Yardville Capital Trust will use the proceeds from the offering to purchase subordinated debentures of Yardville. This will result in a net addition of approximately $10.8 million to Yardville's regulatory capital base. The trust preferred securities of Yardville Capital Trust are trading on the Nasdaq Electronic Bulletin Board under the symbol YDVLP.

Credit risk

At September 30, 1997, nonperforming loans, consisting of loans 90 days or more past due, and nonaccruing loans totaled $5,323,000 compared to $8,140,000 at December 31, 1996. Other real estate owned at September 30, 1997 totaled $3,206,000 compared to $395,000 at December 31, 1996.

Total nonperforming assets decreased $6,000 or .07% to $8,529,000 at September 30, 1997 compared to $8,535,000 at year end 1996. Nonperforming assets as a percentage of total assets were 1.61% at September 30, 1997. Yardville continues to actively manage nonperforming assets with the goal of reducing these assets in relation to the entire portfolio. Where possible, existing loan relationships are being restructured in an effort to return these loans to a performing status.

The allowance for loan losses increased to $5,400,000 or 1.50 % of total loans, at September 30, 1997 compared to $4,957,000, or 1.50% of total loans, at year end 1996. The provision for loan losses through September 30, 1997 was $850,000. Yardville had net loan charge-offs of $407,000 for the nine month period ended September 30, 1997. At September 30, 1997 the allowance for loan losses covered 101.4% of nonperforming loans and 63.3% of nonperforming assets. The allowance for loan losses, in management's judgment, is adequate to provide for potential losses.

RESULTS OF OPERATIONS

Net Income

Yardville reported net income of $3,732,000 for the nine months ended September 30, 1997, an increase of $683,000 or 22.4%, from net income of $3,049,000 reported for the same nine month time period in 1996. The increase in net income for the nine months ended September 30, 1997 compared to the same period of 1996 was primarily attributable to an increase in net interest income, and to a lesser extent, non-interest income, partially offset by increases in non-interest expenses.

On a per share basis, the net income was $1.49 for the first nine months of 1997 compared to $1.25 for the first nine months of 1996. The increase in earnings per share is due primarily to the increase in net income during the first nine months of 1997 compared to the same time period in 1996.

On a quarterly basis, the income for the third quarter of 1997 was $1,265,000 or $.50 per share, compared to $1,066,000 or $0.44 per share for the same quarter a year ago. The increase in net income and net income per share for the quarterly comparison are attributable to the same reasons discussed above for the nine month comparison.

Net Interest Income

Yardville's net interest income for the nine months ended September 30, 1997 was $14,587,000, an increase of $1,801,000 or 14.1% over the $12,786,000 for the comparable 1996 period. The principal factor contributing to the increase in net interest income for the nine months ended September 30, 1997 was an increase in interest income of $4,671,000 resulting principally from an increase in commercial loan volume, offset by an increase in interest expense of $2,870,000 due to increases in the volume of interest bearing deposits.

The net interest margin (tax equivalent basis) between yields on average interest earning assets and costs of average funding sources was 4.03% at September 30, 1997 compared to 4.15% at September 30, 1996. The decrease in the net interest margin for the comparable periods was principally due to higher interest costs associated with interest bearing liabilities offset by an increase in interest earning asset yields, specifically securities.

The management strategy continuing through 1997 is to increase net interest income by purchasing investments utilizing repurchase agreements or other funding sources. At September 30, 1997 approximately $49,900,000 was being utilized for this purpose. The targeted spread on this strategy is 75 basis points after tax. This strategy, while successful in increasing net interest income, return on equity, and earnings per share has had a negative impact on the net interest margin. Increased loan pricing competition and the subsequent decrease in loan yields also accounted partially for the reduction in the net interest margin of 12 basis points for the comparable periods.

On a quarterly comparison, net interest income was $5,041,000 for the third quarter of 1997, an increase of $635,000 or 14.4%, from net interest income of $4,406,000 for the third quarter of 1996. The 1997 increase was the result of an increase in average earning assets of $64,546,000 combined with a decrease of $26,030,000 in average borrowed funds offset by an increase of $77,600,000 in average interest bearing deposits compared to the third quarter of 1996.

Interest Income

For the nine month period ended September 30, 1997 total interest income of $29,823,000 increased $4,671,000 or 18.6% as compared to $25,152,000 reported for the same nine month period a year earlier. On a quarterly comparison, the third quarter of 1997 experienced an increase of $1,344,000 or 15.1%, in total interest income compared to the same period a year earlier. The increase in interest income is due primarily to the higher volume of average loan assets. Average loans increased $72,847,000 or 26.4%, for the nine months ended September 30, 1997 compared to the same 1996 period. The average yield on the loan portfolio decreased 18 basis points for the comparable period in a lower rate competitive marketplace.

Interest income on securities increased $87,000 or 1.4% for the first nine months of 1997, due to a 15 basis point increase in average yield offset by a decrease of $1,430,000 in average balances for the nine months ended September 30, 1997 as compared to the same period a year earlier. On a quarterly comparison interest on securities decreased 4.9% due principally to decreases in average balances of $7,219,000. Interest on Federal Funds sold increased $119,000 for the nine month period ended September 30, 1997 due to increases in average balances of $2,972,000 combined with an increase in the average yields of 2 basis points.

Overall, the yield on Yardville's interest earning assets increased 5 basis points to 8.12% for the period ended September 30, 1997 from 8.07% for the period ended September 30, 1996 for the combined reasons discussed above.

Interest Expense

Total interest expense increased $2,870,000 or 23.2% to $15,236,000 for the nine months ended September 30, 1997 compared to $12,366,000 reported for the nine months ended September 30, 1996. The increase in interest expense for the comparable time periods is the result of a larger deposit base, and higher market interest rates. Deposit products continue to be competitively priced in the marketplace.

Average interest bearing liabilities amounted to $424,664,000 for the nine month period ended September 30, 1997 compared to $354,848,000 for the nine month period ended September 30, 1996. The average rate paid on interest bearing liabilities increased 13 basis points for the time period discussed. Increases in deposit account relationships are attributable in part to increased commercial loan activity, community presence, ongoing consolidation within the banking industry and the impact of new branches opened during 1996 providing new customers that now have established deposit relationships with the bank. Average time deposits increased $54,269,000 or 39.9% for the first nine months of 1997 compared to the first nine months of 1996.

For the third quarter of 1997 total interest expense increased $709,000 or 15.7% to $5,216,000 compared to $4,507,000 for the third quarter of 1996. The increase in interest expense for the comparable quarters is due primarily to higher levels of average time deposits.

Interest expense on borrowed funds decreased during both the quarterly and year-to-date periods when comparing 1997 to 1996. For the year-to-date and quarterly comparisons interest expense on borrowed funds decreased $411,000 and $371,000, respectively, primarily as a result of lower average balances. Repurchase agreements were repaid during the comparable periods to reduce borrowed funds.

Provision For Loan Losses

Yardville provides for possible loan losses by a charge to current operations. The provision for loan losses for the nine months and three months ended September 30, 1997 was $850,000 and $275,000, respectively compared to $1,090,000 and $375,000, respectively for the nine and three months ended September 30, 1996. The year to date and quarterly 1997 provisions reflect management's continuing analysis of the loan portfolio and non-performing assets. Management believes that the allowance for loan losses is adequate in relation to credit risk exposure levels.

Non-Interest Income

Total non-interest income was $1,887,000 for the first nine months of 1997 compared to $1,568,000 for the same nine month period in 1996. The increase of $319,000 or 20.3% is primarily attributable to an increase in other non-interest income principally due to additional fee income as discussed below.

Service charges on deposit accounts increased $6,000 or 0.7% for the first nine months of 1997 as compared to the same period a year earlier. Yardville realized $11,000 in gains on the sale of securities, net in the first nine months of 1997 versus a loss of $75,000 on the sale of securities net, in the first nine months of 1996. Other non-interest income increased $216,000 or 28.3% in the first nine months of 1997 versus the first nine months of 1996 for the reasons discussed above.

For the third quarter comparison, the results were similar. Total non-interest income for the third quarter of 1997 increased 21.4% over the same period a year earlier. The increase experienced during the third quarter was the result of several factors. Service charges on deposit accounts increased 7.0% for the comparable quarters. Yardville realized gains on the sale of securities of $4,000 net, compared to a loss of $29,000 on the sale of securities net, for the three months ended September 30, 1996. Other non-interest income increased $59,000 or 22.3% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 due primarily to increased fee income which includes fee assessments for "others on us" Automated Teller Machine (ATM) card usage. Offsetting these fee income increases was the elimination of the annual ATM fee for Yardville National Bank cardholders in January 1997.

Non-Interest Expense

Total non-interest expense increased $1,325,000 or 15.5% to $9,870,000 for the first nine months of 1997 compared to $8,545,000 for the first nine months of 1996. The increase in non-interest expense was primarily the result of increases in salaries and employee benefits, equipment expenses and other non-interest expenses.

Salaries and employee benefits were $5,549,000 for the first nine months of 1997, an increase of $702,000 or 14.5% compared to $4,847,000 for the same nine month period of 1996. The increase resulted from additional staffing required as Yardville has grown for the comparable time periods and normal annual salary compensation and benefit increases. Full time equivalent staff increased to 168 at September 30, 1997 from 158 at September 30, 1996.

Net occupancy expenses increased $43,000 or 6.3% for the first nine months of 1997 as compared to the same period in 1996. This increase is primarily the result of additional occupancy costs associated with new branch offices offset by decreases in snow removal costs due to a milder winter. Equipment expense increased $262,000 or 47.9% for the same period primarily due to depreciation costs associated with new furniture and fixtures in Yardville's new branches and hardware and software upgrades for the bank's in house computer system required for the implementation of a Windows 95 based computer system.

Other non-interest expenses totaled $2,784,000 for the nine months ended September 30, 1997, an increase of $318,000 or 12.9%, from the comparable 1996 period. The increase in other non-interest expense is primarily the result of increased professional fees, marketing costs and expenses incurred in working out troubled loans and other real estate. Other real estate expenses totaled $322,000 for the nine months ended September 30, 1997 compared to $116,000 for the nine months ended September 30, 1996. The increase in other non-interest expenses was offset partially by the elimination of computer service fees in February 1996 with Yardville's conversion to an in-house computer system and to a lesser extent, stationery and supply costs.

When comparing the third quarter of 1997 with the third quarter of 1996, the explanations for the fluctuations are similar to those presented above for the nine month period ended September 30. Non-interest expenses increased $531,000 or 18.1% versus the same period a year earlier. Salary and employee benefits increased $233,000 or 14.1%. Net occupancy and equipment expenses increased 5.4% and 47.9% respectively. Other non-interest expenses also increased 22.7% in the third quarter of 1997 compared to the same period in 1996. The quarterly comparison increase is due to the same factors discussed in the year-to-date review above.

Recently Issued Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share." SFAS 128 supersedes APB opinion No. 15, "Earnings Per Share," and specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. This statement is effective for financial statements for periods ending after December 15, 1997. The adoption of this statement should not have a material effect on the consolidated financial statements of Yardville.

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. This statement is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of this statement should not have a material effect on the consolidated financial statements of Yardville.

PART II OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

A. The following exhibits are filed with this Form 10-Q for the fiscal quarter ended September 30, 1997 by Yardville National Bancorp:

                  INDEX TO EXHIBITS

     No.    Exhibits                                             Page

 *   3.1    Restated Certificate of Incorporation of
            the Registrant

++   3.2    By-Laws of the Registrant

++   4.1    Specimen of Share of Common Stock


    27.1    Financial Data Schedule                                 21


* Incorporated by reference to the Issuer's Annual Report on Form 10-KSB for the Fiscal Year Ended December 31, 1994, as amended by Form 10-KSB/A filed on July 25, 1995.

++ Incorporated by reference to the Issuer's Registration Statement on Form SB-2 (Registration No. 33-78050)

B. No reports on FORM 8-K were filed by the registrant during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   YARDVILLE NATIONAL BANCORP
                                   --------------------------
                                         (Registrant)




Date : November 14, 1997            By: /s/ Stephen F. Carman
       ----------------------           ---------------------------------
                                        Stephen F. Carman
                                        Executive Vice President
                                        and Chief Financial Officer