Form 10-K
period 1997-12-31
YARDVILLE NATIONAL BANCORP
filed 1998-03-31
CIK 787849

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1997

                                  OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                to
                                   --------------      --------------
    Commission file number 0-26086

                           YARDVILLE NATIONAL BANCORP
             ------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

         New Jersey                                        22-2670267
-----------------------------------                    ---------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


  3111 Quakerbridge Road, Trenton, New Jersey                  08619
---------------------------------------------               ----------
    (Address of principal executive offices)                (Zip Code)

                                 (609) 585-5100
              -----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                   None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value

    Indicate by checkmark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

    Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[X]

    Aggregate market value of voting stock held by non-affiliates (computed by using the average of the closing bid and asked prices on March 19, 1998, in the NASDAQ National Market System: $80,561,175.

    Number of shares of common stock, no par value, outstanding as of March 19, 1998: 4,944,857.
                                                                     (continued)

                     DOCUMENTS INCORPORATED BY REFERENCE



                                                    Part of Form 10-K into
      DOCUMENT                                  which Document is Incorporated
      --------                                  ------------------------------

Annual Report to Stockholders for fiscal
year ended December 31, 1997                                     II

Definitive proxy statement for the 1997
Annual Meeting of Stockholders to be held on
April 28, 1998                                                  III

FORM 10-K


INDEX


PART I                                                               PAGE


Item 1.    Business                                                        1

Item 2.    Properties                                                     15

Item 3.    Legal Proceedings                                              15

Item 4.    Submission of Matters to a Vote of Security Holders            16


PART II


Item 5.    Market for Registrant's Common Equity and Related
           Stockholders Matters                                           16

Item 6.    Selected Financial Data                                        17

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            17

Item 8.    Financial Statements and Supplementary Data                    17

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                            18


PART III


Item 10.   Directors and Executive Officers of the Registrant             18

Item 11.   Executive Compensation                                         18

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                     18

Item 13.   Certain Relationships and Related Transactions                 18


PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K                                                    18

Signatures                                                                19

Index to Exhibits                                                        E-1

                           YARDVILLE NATIONAL BANCORP

                                    FORM 10-K

                                     PART I

ITEM 1. BUSINESS.

General

         Yardville National Bancorp (the "Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). The Company's business is the ownership and management of The Yardville National Bank, a national banking association and the Company's sole banking subsidiary (the "Bank"). The Company was incorporated under the laws of New Jersey and became the holding company of the Bank in 1985. At December 31, 1997, the Company had consolidated total assets of approximately $614,686,000, deposits of approximately $422,944,000 and stockholders' equity of approximately $39,745,000.

The Bank

         The Bank received its charter from The Office of the Comptroller of the Currency (the "OCC") in 1924 and commenced operations as a commercial bank in 1925. The Bank currently operates nine full-service banking offices in Mercer County, New Jersey, five in Hamilton Township, two in Ewing Township, one in East Windsor Township and one in Trenton. In September 1997 the Bank opened its new Telephone Help Center. The Telephone Help Center serves as a centralized sales and information center for all of the banking offices.

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

         The Bank has four wholly-owned non-bank subsidiaries. Yardville National Investment Corporation, which was incorporated in 1985, was formed to separate a portion of the Bank's investment portfolio functions and responsibilities from its regular banking operations and to increase the net yield of the investment portfolio. YNB Real Estate Holding Company is utilized to hold Bank branch properties. Brendan, Inc. and Nancy-Beth, Inc. are utilized for the control and disposal of other real estate properties.

Yardville Capital Trust

         Yardville Capital Trust, a wholly-owned subsidiary of the Company, was formed on August 28, 1997 for the exclusive purposes of (i) issuing and selling trust preferred securities, (ii) using the proceeds from the sale of the trust preferred securities to acquire subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto.


Supervision and Regulation

General

         Bank holding companies and banks are extensively regulated under both Federal and state laws. Because the Company is a "bank holding company" under the Bank Holding Company Act, the FRB, acting through the Federal Reserve Bank of Philadelphia ("FRBP") is the primary supervisory authority for, and examines, the Company and any non-bank subsidiaries which are not subsidiaries of the Bank. Because the Bank is a national bank, the primary supervisory authority for the Bank and its subsidiaries is the OCC, which regularly examines the Bank. The FDIC and the FRB (because the Bank is a member of the Federal Reserve System) also regulate, supervise and have power to examine the Bank and its subsidiaries.

         The regulation and supervision of the Company and the Bank are designed primarily for the protection of depositors and the FDIC, and not the Company or its stockholders. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties and removal and prohibition orders. If any enforcement action is taken by a banking regulator, the value of an equity investment in the Company could be substantially reduced or eliminated.

Bank Holding Company Act

     The Bank Holding Company Act requires a "bank holding company" such as the Company to secure the prior approval of the FRB before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank. In addition, a bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making this determination, the FRB considers whether the performance of these activities by a bank holding company would offer benefits to the public that outweigh possible adverse effects. Applications under the Bank Holding Company Act and the Change in Control Act (see discussion below) are subject to review based upon the record of compliance of the applicant with the Community Reinvestment Act of 1977 ("CRA") as discussed below.

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

Change in Bank Control Act

     Under the Change in Bank Control Act of 1978 ("Change in Control Act"), no person, acting directly or indirectly or through or in concert with one or more other persons, may acquire

"control" of any federally insured depository institution unless the appropriate Federal banking agency has been given 60 days' prior written notice of the proposed acquisition and within that period has not issued a notice disapproving of the proposed acquisition or has issued written notice of its intent not to disapprove the action. For this purpose, "control" is generally defined as the power, directly, or indirectly, to direct the management or policies of an institution or to vote 25% or more of any class of its voting securities. Under applicable regulations, control is presumed to exist in certain circumstances, including ownership of more than 10% of any class of voting shares of a public company such as the Company. The period for the agency's disapproval may be extended by the agency. Upon receiving such notice, the Federal agency is required to provide a copy to the appropriate state regulatory agency if the institution of which control is to be acquired is state chartered, and the Federal agency is obligated to give due consideration to the views and recommendations of the state agency. Upon receiving a notice, the Federal agency is also required to conduct an investigation of each person involved in the proposed acquisition. Notice of such proposal is to be published and public comment solicited thereon. A proposal may be disapproved by the Federal agency if the proposal would have anti-competitive effects, if the proposal would jeopardize the financial stability of the institution to be acquired or prejudice the interests of its depositors, if the competence, experience or integrity of any acquiring person or proposed management personnel indicates that it would not be in the interest of depositors or the public to permit such person to control the institution, if any acquiring person fails to furnish the Federal agency with all information required by the agency, or if the Federal agency determines that the proposed transaction would result in an adverse effect on a deposit insurance fund. In addition, the Change in Control Act requires that, whenever any federally insured depository institution makes a loan or loans secured, or to be secured, by 25% or more of the outstanding voting stock of a federally insured depository institution, the president or chief executive officer of the lending bank must promptly report such fact to the appropriate Federal banking agency regulating the institution whose stock secures the loan or loans.

Supervision and Regulation of the Bank

         The operations of the Bank are subject to Federal and state statutes and regulations applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the FDIC.

         The primary supervisory authority of the Bank is the OCC (also its primary Federal regulator), which regularly examines the Bank. The OCC has the authority to prevent a national bank from engaging in an unsafe or unsound practice in conducting its business.

         Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. All nationally and state-chartered banks in New Jersey are permitted to maintain branch offices in any county of the state. Branching outside of New Jersey is also permitted under certain circumstances. See "Interstate Banking." National bank branches may be established only after approval by the OCC. It is the general policy of the OCC to approve applications to establish and operate domestic branches provided that approval would not violate applicable Federal or state laws regarding the establishment of such branches. The OCC reserves the right to deny an application or grant approval subject to conditions if (1) there are significant supervisory concerns with respect to the application or affiliated organizations, (2) in accordance with CRA, the applicant's record of helping meet the credit needs of its entire community, including low and moderate income neighborhoods, consistent with safe and sound operation, is less than satisfactory, or (3) any financial or other business arrangement, direct or indirect, involving the proposed branch or device and bank "insiders" (directors, officers, employees and 10%-or-greater stockholders) involves terms and conditions more favorable to the insiders than would be available in a comparable transaction with unrelated parties. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC's prior approval is also required for any new branch application of a bank which is ranked in any of the three "undercapitalized" categories established by FDICIA. See -- "Prompt Corrective Action."

     Under the Federal Deposit Insurance Act, the OCC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, Federal law enactments have expanded the circumstances under which officers or directors of a bank may be removed by the institution's Federal supervisory agency, restricted and further regulated lending by a bank to its executive officers, directors, principal stockholders or related interests thereof and restricted management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restrict management personnel from borrowing from another institution that has a correspondent relationship with their bank.

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

     In addition, the Bank is subject to a variety of banking laws and regulations governing consumer protection, including the Truth in Lending Act ("TILA"), the Truth in Savings Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, and the Real Estate Settlement Procedures Act ("RESPA"), FDIC deposit insurance regulations, and FRB regulations governing such matters as reserve requirements for deposits, securities margin lending, collection of checks and other items and availability of deposits for withdrawal by customers, security procedures, and prohibitions of payment of interest on demand deposits. Under the Americans With Disabilities Act ("ADA"), certain bank facilities are identified as "public accommodations" and are subject to regulation to promote accessibility of their facilities for disabled persons.

Capital Rules

     Under risk-based capital requirements for bank holding companies, the Company is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder may consist of subordinated debt, nonqualifying preferred stock and a limited amount of the loan loss allowance ("tier 2 capital"). At December 31, 1997, the Company's tier 1 capital and total capital ratios were 12.24 percent and 13.49 percent, respectively.

     In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The Company's leverage ratio at December 31, 1997, was 8.93 percent. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Company of any specific minimum tier 1 leverage ratio applicable to it.

     The Bank is subject to similar capital requirements adopted by the OCC. The OCC has not advised the Bank of any specific minimum leverage ratios applicable to it. The capital ratios of the Bank are set forth below under "Prompt Corrective Action."

         Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements.

Prompt Corrective Action

     In addition to the required minimum capital levels described above, federal law establishes a system of "prompt corrective actions" which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the rules, an institution will be deemed to be "adequately capitalized" or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed "undercapitalized" if it fails to meet the minimum capital requirements, "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0 percent, a Tier 1 risk-based capital ratio that is less than
3.0 percent, or a leverage ratio that is less than 3.0 percent, and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0 percent.

     The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered adequately capitalized or well capitalized under the prompt corrective action regulations, and the Bank's capital ratios at December 31, 1997:

                               Adequately       Well           Bank ratios at
                               Capitalized      Capitalized    December 31, 1997
                               -----------      -----------    -----------------

Total Risk-Based Capital Ratio     8.00%         10.00%            12.5%
Tier 1 Risk-Based Capital Ratio    4.00%          6.00%            11.2%
Leverage Ratio                     4.00%          5.00%             8.5%


     The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on payment of dividends, a limitation on asset growth and expansion, in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain "management fees" to any "controlling person". Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution's ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be "critically undercapitalized" and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

Deposit Assessments

     Deposits of the Bank are insured by the FDIC through the Bank Insurance Fund ("BIF"). Deposits of certain savings associations are insured by the FDIC through the Savings Association Insurance Fund ("SAIF"). The FDIC sets deposit insurance assessment rates on a semiannual basis and will increase deposit insurance assessments whenever the ratio of reserves to insured deposits in a fund is less than 1.25. The insurance assessments paid by an institution are to be based on the probability that the fund will incur a loss with respect to the institution. The FDIC has adopted deposit insurance regulations under which insured institutions are assigned to one of the following three capital groups based on their capital levels: "well-capitalized," "adequately capitalized" and "undercapitalized." Banks in each of these three groups are further classified into three subgroups based upon the level of supervisory concern with respect to each bank. The resulting matrix creates nine assessment risk classifications to which are assigned deposit insurance premiums ranging from 0.00% for the best capitalized, healthiest institutions, to 0.27% for undercapitalized institutions with substantial supervisory concerns.

     In addition, the Bank is subject to semi-annual assessments relating to interest payments on Financing Corporation (FICO) bonds issued in connection with the resolution of the thrift industry crisis. Currently, the FICO assessments on BIF-insured deposits are made at one-fifth the rate currently applicable to SAIF-insured deposits. It is expected that after December 31, 1999 (or when the last savings association ceases to exist, if earlier), all assessable deposits at all institutions will be assessed at the same rates in order to pay FICO bond interest.

Limitations on Payment of Dividends;  Regulatory Agreement

     Under applicable New Jersey law, the Company is not permitted to pay dividends on its capital stock if, following the payment of the dividend, (i) the corporation would be unable to pay its debts as they become due in the usual course of business or (ii) the corporation's total assets would be less than its total liabilities. Determinations under clause (ii) above may be based upon (i) financial statements prepared on the basis of generally accepted accounting principles,
(ii) financial statements prepared on the basis of other accounting principles that are reasonable under the circumstances, or (iii) a fair valuation or other method that is reasonable in the circumstances.

     Since it has no significant independent sources of income, the ability of the Company to pay dividends is dependent on its ability to receive dividends from the Bank. Under national banking laws, a national bank must obtain the approval of the OCC before declaring any dividend which, together with all other dividends declared by the national bank in the same calendar year will exceed the total of the bank's net profits of that year combined with its retained net profits of the preceding 2 years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Net profits are to be calculated without adding back any provision to the bank's allowance for loan and lease losses. These restrictions would not prevent the Bank from paying dividends from current earnings to the Company at this time. FDICIA prohibits FDIC- insured institutions from paying dividends or making capital distributions that would cause the institution to fail to meet minimum capital requirements. The FDICIA restrictions would not prevent the Bank from paying dividends from current earnings to the Company at this time. The Bank in 1991 entered into a written agreement with the OCC (the "Regulatory Agreement") to, among other things, create a Compliance Committee, implement a plan to correct any compliance deficiencies, and reduce its classified assets and to maintain the Bank's common stockholders' equity at 5% of total assets. In 1991, in connection with the Regulatory Agreement and at the recommendation of the FRBP, the Board of Directors of the Company adopted a resolution, under which the Board could not declare a dividend to the Company's stockholders except with 10 days' prior written notice to the FRBP. The Regulatory Agreement was terminated on October 18, 1993, and on December 21, 1994, the Board of Directors of the Company rescinded its resolution with the permission of the FRBP, which was granted on November 30, 1994.

New Jersey Banking Laws

     Provisions of the New Jersey Banking Act of 1948 with supplements (the "New Jersey Banking Act") may apply to national banking associations with their principal offices in New Jersey, subject to pre-emption by applicable Federal laws. The merger of a national bank into a state bank requires approval of the New Jersey Commissioner of Banking; however, a state bank may merge into a national bank without such prior approval. The New Jersey

Banking Act also purports to regulate certain aspects of bank business, including small loans and certain deposit accounts. New Jersey law permits interstate banking and branching, subject to certain limitations. See the discussion under "Interstate Banking", below.

Interstate Banking

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), beginning on September 29, 1995, bank holding companies are now permitted to acquire banks in any state without regard to state law, except that state laws which require the acquiror to have been in existence for a specified minimum period of time are preserved, up to a maximum existence requirement of 5 years. Except for initial entry into a state, after an acquisition the acquiror may not control more than 10% of total insured deposits in the U. S. or more than 30% of insured deposits in the acquiror's home state. Stricter state deposit concentration caps apply if they are nondiscriminatory. In addition, effective June 1, 1997, banks in different states may be merged into a single bank with interstate branches, subject to any necessary regulatory approvals and provided the banks are adequately capitalized, unless the state in which such branches would be located has enacted legislation prohibiting such transactions. Once a bank has established branches in a host state through an interstate merger transaction, it may establish and acquire additional branches anywhere in the host state where the acquiree could have branched. The establishment of de novo branches or acquisition of one or more branches in another state without acquisition of the entire bank are only permitted if the other state has enacted legislation authorizing such branching in that state. On April 17, 1996, New Jersey enacted legislation authorizing interstate mergers and acquisitions of branches. The New Jersey legislation does not authorize de novo branching into the state. Because of reciprocity rules adopted by other states (such as Pennsylvania) the lack of authorization for de novo branching into New Jersey may also affect the ability of the Bank to branch into other states. Bank management anticipates that the Interstate Banking Act will increase competitive pressures in the Bank's market by permitting entry of additional competitors.

1996 Federal Banking Legislation

     The Economic Growth And Regulatory Paperwork Reduction Act of 1996 (the "1996 Banking Law"), enacted as Title II of the Omnibus Consolidated Appropriations Act for Fiscal Year 1997 was signed into Law on September 30, 1996, implemented a wide range of regulatory relief provisions affecting federal insured depository institutions. Among the supervisory provisions of the 1996 Banking Law which may affect the Bank, the 1996 Banking Law included the following: per branch capital requirement for national banks were eliminated; ATM's and other remote service units were excluded from the definition of "branch" for purposes of certain branch approval requirements and geographic restrictions; the law permits well-capitalized banks rated CAMEL 1 or 2 to invest in bank premises in amounts up to 150 percent of the bank's capital and surplus with only a 30-day after-the-fact notice and establishes expedited procedures to permit certain bank holding companies to engage in permissible nonbanking activities, except for acquisitions of thrifts; exempted from the insider lending restrictions a bank's company-wide benefit or compensation plans that are widely available to employees of the bank and that do not give preference to any officer, director, or principal shareholder (or related interests) over other employees of the bank; permits the Federal banking agencies to raise the asset limit for an 18-month examination cycle from $175,000,000 to $250,000,000 for banks with a CAMEL 2 rating; permits the OCC to waive the State residency requirement for directors of national banks; eliminates the independent auditor attestation requirement for compliance with safety and soundness laws; authorizes the Federal banking agencies to permit a bank's independent audit committee to include some inside directors if the bank is unable to find competent outside directors, provided a majority of the committee is still made up of outside directors; requires FRB and the U.S. Department of Housing and Urban Development, within 6 months of enactment, to simplify and improve RESPA and TILA disclosures and provide a single format for such disclosures; makes a number of changes to RESPA's disclosure requirements; generally provides that, if a bank or a third party self-tests for compliance under the Equal Credit Opportunity Act and the Fair Housing Act, the test results will not be used against the bank if the bank identifies possible violations and is taking appropriate corrective actions, and if the bank is not using the results in its defense; sunsets the Truth-in-Savings Act's civil liability provision in five years; recapitalizes the SAIF as of October 1, 1996; requires banks after December 31, 1996 to pay 20% of the interest on the bonds that funded the initial capitalization of SAIF ("FICO bonds") but banks would be required to pay a full pro-rata share of the interest obligation beginning after the earlier of December 31, 1999 or the date on which the last savings association ceases to exist; merges SAIF and the BIF on January 1, 1999, but only if no insured depository institution is a savings association on that date; requires the Department of Treasury to conduct a study by March 31, 1997 on the development of a common charter for all insured depository institutions; substantially amends the Fair Credit Reporting Act ("FCRA"); prohibits the Federal banking agencies from examining for compliance with FCRA unless there has been a complaint about a violation or the agency otherwise has knowledge of a violation; and amends the Comprehensive Environmental Response, Compensation, and Liability Act to clarify that a lender is not liable for environmental cleanups of property securing a loan unless the lender, among other things, participates in day-to-day decision making over the operations of the property or has control over environmental compliance and provides that lenders that foreclose on property may take certain post-foreclosure actions without incurring liability for environmental cleanup if the lender did not participate in management of the property prior to foreclosure and the lender seeks to dispose of the property as soon as it is commercially reasonable.

Other Laws and Regulations

     The Company and the Bank are subject to a variety of laws and regulations which are not limited to banking organizations. In lending to commercial and consumer borrowers, and in owning and operating its own property, the Bank is subject to regulations and risks under state and Federal environmental laws.

Legislation and Regulatory Changes

     Legislation and regulations may be enacted which increase the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions are frequently made in Congress and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company and the Bank.

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

Competition

         The Bank faces significant competition both in generating loans and in attracting deposits. The central New Jersey area is a highly competitive market. The Bank is subject to vigorous competition in all aspects of its business from other financial institutions such as commercial banks, savings banks, savings and loan associations, credit unions, insurance companies and finance and mortgage companies. Within the direct market area of the Bank there are a significant number of offices of competing financial institutions. The Bank competes in its market area with a number of larger commercial banks that have substantially greater resources, higher lending limits, larger branch systems and provide a wider array of banking services. The effect of liberalized branching and acquisition laws has been to lower barriers to entry into the banking business and increase competition for banking business, as well as to increase both competition for and opportunities to acquire other financial institutions. Savings banks, savings and loan associations and credit unions also actively compete for deposits and for various types of loans. In its lending business, the Bank is subject to increasing competition from consumer finance companies and mortgage companies, which are not subject to the same kind of regulatory restrictions as banks and can often offer lower loan rates than banks. Financial institutions are intensely competitive in the interest rates they offer on deposits. In addition, the Bank faces competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Finally, a number of the Bank's competitors provide a wider array of services (such as trust and international services, which the Bank does not provide) and, by virtue of their greater financial resources, have higher lending limits and larger branch systems.

Employees

         At December 31, 1997, the Company employed 169 full-time employees and 10 part-time employees.

Statistical Disclosure

    Statistical disclosure information regarding the Company is included in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," which is incorporated by reference to the Company's 1997 Annual Report to Stockholders.

ITEM 2. PROPERTIES.

         The principal executive offices of the Company are located at 3111 Quakerbridge Road, Trenton, New Jersey in a building owned by the Bank and the management and staff of the Company utilize the facilities and equipment of the Bank. The Bank owns its principal executive offices, where it also has a banking office, in Yardville, New Jersey, and three additional banking offices in Hamilton Township, New Jersey. The Bank leases its banking office in Ewing Township, New Jersey. The lease provides for a term of five years ending in 1999, renewable for three 5- year periods, and a base monthly rental of $2,333.34 during the initial term. The Bank also leases its banking office in East Windsor Township, New Jersey. The lease provides for a term of five years ending in 1999, renewable for three 5-year periods, and provides for a base monthly rental of $2,457.92 during the initial term. The Bank also leases its banking office in Trenton. The lease provides for a term of five years ending in 1999, renewable for three 5-year periods, and provides for a base monthly rental of $1,875.00. The Bank also leases its banking office in Hamilton Square, New Jersey, which opened in the second quarter of 1996. The Bank assumed a 20 year lease effective April 1, 1996. The lease commenced on October 1, 1991 and ends on September 30, 2011 and is renewable for 5-year periods, and provides for a base monthly rental of $5,573.53 during the initial term. The Bank purchased a building and property in Ewing Township and opened its ninth branch in the third quarter of 1996. Yardville National Investment Corporation leases space from the Bank at the Bank's principal executive offices. The Bank also leases its Telephone Help Center located in Hamilton Township. The lease provides for a term of two years ending in August 31, 1999, renewable for a one year period and provides for a base monthly rental of $3,250.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is a party to various legal actions as of December 31, 1997, arising out of the ordinary course of business. Management of the Company does not deem any of the claims against the Company in such matters are material in relation to the Company's financial condition, results of operations or liquidity based on information currently available to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997, through the solicitation of proxies or otherwise.

                                                      PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

Market Information

         The Common Stock is traded in the NASDAQ National Market. The following table shows the range of high and low closing bid prices of the Common Stock in the NASDAQ National Market during 1996 and 1997. The prices below reflect the two-for-one stock split declared December 23, 1997. The price quotations reflect inter-dealer quotations without adjustment for retail markup, markdown or commission, and may not represent actual transactions.




                                                    Bid Price
                                            High                 Low

Year Ended December 31, 1996:
-----------------------------

First Quarter                              $ 8 1/2             $ 7 7/8
Second Quarter                               8 3/8               7 3/4
Third Quarter                                9 3/16              7 13/16
Fourth Quarter                              10 1/2               9

Year Ended December 31, 1997:
-----------------------------

First Quarter                              $11 13/16          $  9 5/8
Second Quarter                              13                   9 7/8
Third Quarter                               14 3/4              12 3/8
Fourth Quarter                              17 13/16            13 5/8

Holders

         As of December 31, 1997, the Company had approximately 581 holders of record of the Common Stock.

Dividends

    In 1996, the Company paid cash dividends on the Common Stock in the aggregate amount of $1,083,000. Dividends paid per share in 1996 totaled $0.225. In 1997, the Company paid cash dividends on the Common Stock in the aggregate amount of $1,233,000. Dividends paid per share in 1997 totaled $0.25. All dividend information reflects the two-for-one stock split declared December 23, 1997. In the first quarter of 1998, the Company paid a cash dividend in the amount of $.07 per share on the Common Stock. Because substantially all of the funds available for the payment of cash dividends are derived from the Bank, future cash dividends will depend primarily upon the Bank's earnings, financial condition, need for funds, and government policies and regulations applicable to both the Bank and the Company. As of December 31, 1997, the net profits of the Bank available for distribution to the Company as dividends without regulatory approval were approximately $6,512,000. The Company expects to pay quarterly cash dividends in 1998 to holders of Common Stock, subject to the Company's financial condition.

ITEMS 6, 7 AND 8

     Information required by items 6, 7 and 8 is provided in the Company's 1997 Annual Report to Stockholders under the captions and on the pages indicated below, and is incorporated by reference:

                                                   PAGES IN 1997
                                                   ANNUAL REPORT
CAPTION IN 1997 ANNUAL REPORT TO STOCKHOLDERS     TO STOCKHOLDERS


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS
   OF OPERATIONS                                        15-35

   CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO
   CONSOLIDATED FINANCIAL STATEMENTS                    36-52

   INDEPENDENT AUDITORS' REPORT                            53



         The Company is not required to provide selected quarterly financial data in response to Item 8 and, therefore, such data has been omitted from the 1997 Annual Report to Stockholders.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE.

            None




                                    PART III


ITEMS 10 THROUGH 13

    Information required by Items 10 through 13 is provided in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 28, 1998. Such information is incorporated by reference. The information contained in the Company's definitive proxy statement under the caption "Organization and Compensation Committee Report" shall not be deemed to be incorporated by reference herein.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Exhibits

        The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page E-1.

(b) Financial Statements

     The following audited consolidated financial statements and the Company's independent auditors' report thereon have been incorporated in this report by reference to the Company's 1997 Annual Report to Stockholders:

     1. Consolidated Statements of Condition

     2. Consolidated Statements of Income

     3. Consolidated Statements of Changes in Stockholders' Equity

     4. Consolidated Statements of Cash Flows

     5. Notes to Consolidated Financial Statements

     6. Independent Auditors' Report

(c)  Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized on March 25, 1998.


                                          YARDVILLE NATIONAL BANCORP




                                     By: /s/ Patrick M. Ryan
                                         --------------------------------
                                         Patrick M. Ryan, President and
                                         Chief Executive Officer


    Signatures                                        Title
    ----------                                        -----

/s/ Jay G. Destribats
-------------------------                      Chairman of the Board
 Jay G. Destribats                             and Director

/s/ Patrick M. Ryan
-------------------------                      Director, President and
 Patrick M. Ryan                               Chief Executive Officer

/s/ Stephen F. Carman
-------------------------                      Treasurer, Secretary,
 Stephen F. Carman                             Principal Financial Officer
                                               and Principal Accounting Officer
/s/ C. West Ayres
-------------------------                      Director
 C. West Ayres

/s/ Elbert G. Basolis, Jr.
-------------------------                      Director
 Elbert G. Basolis, Jr.

/s/ Lorraine Buklad
-------------------------                      Director
 Lorraine Buklad

/s/ Anthony M. Giampetro
-------------------------                      Director
 Anthony M. Giampetro

/s/ Sidney L. Hofing
-------------------------                      Director
 Sidney L. Hofing

/s/ James J. Kelly
-------------------------                      Director
 James J. Kelly

    Signatures                                  Title
    ----------                                  -----

/s/ Gilbert W. Lugossy
-------------------------                      Director
 Gilbert W. Lugossy

/s/ Louis R. Matlack
-------------------------                      Director
 Louis R. Matlack

/s/ Weldon J. McDaniel, Jr
-------------------------                      Director
 Weldon J. McDaniel, Jr.

/s/ F. Kevin Tylus
-------------------------                      Director
 F. Kevin Tylus

                                INDEX TO EXHIBITS

Exhibit
Number                   Description                                                    Page
------                   -----------                                                    ----

     3.1   Restated Certificate of Incorporation of the Company, as amended by the Certificate of Amendment thereto filed March 6, 1998 ................

   **3.2   By-Laws of the Company...................................................

   **4.1   Specimen Share of Common Stock...........................................

****10.1   Employment Contract between Registrant and Patrick M. Ryan...............

****10.2   Employment Contract between Registrant and Jay G. Destribats.............

    10.3   Employment Contract between Registrant and Stephen F. Carman.............

    10.4   Employment Contract between Registrant and James F. Doran................

    10.5   Employment Contract between Registrant and Richard A. Kauffman...........

    10.6   Employment Contract between Registrant and Mary C. O'Donnell.............

    10.7   Employment Contract between Registrant and Frank Durand III..............

****10.8   Salary Continuation Plan for the Benefit of Patrick M. Ryan..............

****10.9   Salary Continuation Plan for the Benefit of Jay G. Destribats............

   +10.10  1988 Stock Option Plan...................................................

   *10.11  1994 Stock Option Plan...................................................

   *10.12  Directors' Deferred Compensation Plan....................................

  **10.13  Lease Agreement between Jim Cramer and the Bank dated November 3, 1993...

   *10.14  Lease between Richardson Realty Company and the Bank dated November 18,
           1994.....................................................................

   *10.15  Agreement between the Lalor Urban Renewal Limited Partnership and the
          Bank dated October, 1994.................................................

 ***10.16  Survivor Income Plan for the Benefit of Stephen F. Carman................

 ***10.17  Lease Agreement between Devon Inc. and the Bank dated as of February 9, 1996

  ++10.18  1997 Stock Option Plan...................................................

    10.19  Employment Contract between Registrant and Howard N. Hall................

    10.20  Employment Contract between Registrant and Sarah J. Strout...............

    10.21  Employment Contract between Registrant and Nina D. Melker................

    10.22  Employment Contract between Registrant and Timothy J. Losch..............

    10.23  Survivor Income Plan for the Benefit of Timothy J. Losch ................



                                                                          (Continued)



    10.24  Lease Agreement between The Ibis Group and the Bank dated July, 1997.....

    13.1   1997 Annual Report to Stockholders.......................................

    21     List of Subsidiaries of the Registrant...................................

    23.1   Consent of KPMG Peat Marwick LLP ........................................

    27.1   Financial Data Schedules.................................................



   * Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994, as amended by Form 10-KSB/A filed on July 25, 1995.

  ** Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-78050)

 *** Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

**** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

   + Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, as amended by Form 10-Q/A filed on August 15, 1997.

  ++ Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration No. 333-28193)