Form 10-Q
period 1998-03-31
YARDVILLE NATIONAL BANCORP
filed 1998-05-15
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10 Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
         For transition period from

                  Commission File Number:  0-26086

                           YARDVILLE NATIONAL BANCORP
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                 22-2670267
-------------------------------            ---------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

              3111 Quakerbridge Road, Mercerville, New Jersey 08619
              -----------------------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998.

Common Stock, no par value                                 5,138,883
--------------------------                        ----------------------------
         Class                                    Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1          FINANCIAL INFORMATION                                  PAGE NO.
-------------------------------------------------------------------------------

Item 1.         Financial Statements

                Consolidated Statements of Condition
                March 31, 1998 and December 31, 1997                      3

                Consolidated Statements of Income
                Three months ended March 31, 1998 and 1997                4

                Consolidated Statements of Cash Flows
                Three months ended March 31, 1998 and 1997                5

                Notes to Consolidated Financial Statements                6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8

Item 3.         Quantitative and Qualitative Disclosures
                about Market Risk                                        16

PART 2          OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.         Legal Proceedings                                        16

Item 2.         Changes in Securities and Use of Proceeds                17

Item 3.         Defaults Upon Senior Securities                          17

Item 4.         Submission of Matters to a Vote of Securities Holders    17

Item 5.         Other Information                                        17

Item 6.         Exhibits and Reports on Form 8-K                         17

SIGNATURES                                                               18

Exhibit 27.1 Financial Data Schedule                                     19

Item 1.  Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                                     March 31,            December 31,
-----------------------------------------------------------------------------------------------------------
(in thousands, except for share data)                                  1998                  1997
-----------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                             $  24,465              $ 18,923
Federal funds sold                                                     16,998                 1,500
-----------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents                                         41,463                 20,423
-----------------------------------------------------------------------------------------------------------
Interest bearing deposits                                               4,122                  2,219
Securities available for sale                                         151,330                159,724
Investment securities (market value of $26,076 in 1998 and
     $26,848 in 1997)                                                  26,099                 26,912
Loans                                                                 409,094                385,751
     Less:  Allowance for loan losses                                  (5,902)                (5,570)
-----------------------------------------------------------------------------------------------------------
     Loans, net                                                       403,192                380,181
Bank premises and equipment, net                                        5,405                  5,192
Other real estate                                                       3,492                  3,171
Other assets                                                           19,989                 16,864
-----------------------------------------------------------------------------------------------------------
     Total Assets                                                   $ 655,092               $614,686
-----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits
     Non-interest bearing                                           $  65,917              $ 66,560
     Interest bearing                                                 385,859               356,384
-----------------------------------------------------------------------------------------------------------
     Total Deposits                                                   451,776               422,944
-----------------------------------------------------------------------------------------------------------
Borrowed funds
     Securities sold under agreements to repurchase                   109,790               100,050
     Other                                                             35,856                34,266
-----------------------------------------------------------------------------------------------------------
     Total Borrowed Funds                                             145,646               134,316
Company - obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust holding solely junior
     Subordinated Debentures of the Company                            11,500                11,500
Other liabilities                                                       6,233                 6,181
-----------------------------------------------------------------------------------------------------------
     Total Liabilities                                              $ 615,155              $574,941
-----------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
Common Stock:  no par value
     Authorized 12,000,000 shares
     Issued and outstanding 5,073,767 in 1998
          And 5,082,050 shares in 1997                                 20,249                17,703
Surplus                                                                 2,205                 2,205
Undivided profits                                                      18,331                19,713
Common stock in treasury, at cost:
     39,800 shares in 1998                                               (723)                   --
Accumulated other comprehensive income                                   (125)                  124
-----------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                        39,937                39,745
-----------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                     $ 655,092              $614,686
-----------------------------------------------------------------------------------------------------------

Shares and related amounts adjusted for two-for-one stock split declared December 23, 1997 and 2.5% stock dividend declared March 25, 1998.
See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
--------------------------------------------------------------------------------------------
(in thousands, except for share data)                               1998             1997
--------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                        $  8,748         $  7,345
Interest on deposits with banks                                         55               16
Interest on securities available for sale                            2,440            1,569
Interest on investment securities:
     Taxable                                                           277              342
     Exempt from Federal income tax                                    102              102
Interest on Federal funds sold                                          69              164
--------------------------------------------------------------------------------------------
     Total Interest Income                                          11,691            9,538
--------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                 1,255            1,230
Interest on certificates of deposit of $100,000 or more                301              305
Interest on other time deposits                                      2,673            2,228
Interest on borrowed funds                                           1,917            1,157
Interest on trust preferred securities                                 266               --
--------------------------------------------------------------------------------------------
     Total Interest Expense                                          6,412            4,920
--------------------------------------------------------------------------------------------
     Net Interest Income                                             5,279            4,618
Less provision for loan losses                                         400              275
--------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses             4,879            4,343
--------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                    306              283
Gains on sales of mortgages, net                                        17               --
Securities gains, net                                                    9               --
Other non-interest income                                              356              323
--------------------------------------------------------------------------------------------
      Total Non-Interest Income                                        688              606
--------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                       1,943            1,817
Occupancy expense, net                                                 233              234
Equipment                                                              296              250
Other non-interest expense                                           1,032              778
--------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                      3,504            3,079
--------------------------------------------------------------------------------------------
Income before income tax expense                                     2,063            1,870
Income tax expense                                                     729              658
--------------------------------------------------------------------------------------------
     Net Income                                                   $  1,334         $  1,212
--------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                             $   0.26         $   0.24
Diluted                                                           $   0.26         $   0.24
--------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                5,073            5,000
Diluted                                                              5,117            5,080
--------------------------------------------------------------------------------------------

Shares and related amounts adjusted for two-for-one stock split declared December 23, 1997 and 2.5% stock dividend declared March 25, 1998.

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Three months ended March 31,
---------------------------------------------------------------------------------------------
(in thousands)                                                      1998              1997
---------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                        $  1,334          $  1,212
Adjustments:
     Provision for loan losses                                         400               275
     Depreciation                                                      226               206
     Amortization and accretion                                        144               100
     Gains on sales of securities available for sale                    (9)               --
     Loss on sales of other real estate                                  1                --
     Writedown of other real estate                                      3                 2
     (Increase) decrease in other assets                            (2,975)               59
     Increase in other liabilities                                      51               919
---------------------------------------------------------------------------------------------
     Net Cash (Used in) Provided by Operating Activities              (825)            2,773
---------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Net decrease in interest bearing deposits                      (1,903)           (1,132)
     Purchase of securities available for sale                     (22,287)          (19,969)
     Maturities, calls, and paydowns of securities available
          for sale                                                  18,021             7,838
     Proceeds from sales of securities available for sale           12,161                --
     Proceeds from maturities and paydowns of investment
          securities                                                 1,278               734
     Net increase in loans                                         (23,819)          (13,419)
     Expenditures for bank premises and equipment                     (439)              (53)
     Proceeds from sale of other real estate                            83                --
---------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                         (17,405)          (26,001)
---------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                        1,557            18,803
     Net increase in certificates of deposit                        27,275            11,607
     Net increase (decrease) in borrowed funds                      11,330            (4,861)
     Proceeds from issuance of common stock                            178               175
     Dividends paid                                                   (347)             (294)
---------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                      39,270            25,430
---------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents                      21,040             2,202
     Cash and cash equivalents as of beginning of period            20,423            17,150
---------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                     $ 41,463          $ 19,352
---------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest expense                                           6,551             4,310
          Income taxes                                               1,309               600
---------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers to other real estate from loans, net of
               charge offs                                             407               462
---------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 1998
(Unaudited)

1.    Summary of Significant Accounting Policies

Basis of Financial Statement Presentation:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation reserve of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and other real estate, management obtains independent appraisals for significant properties.

The consolidated financial data as of and for the three months ended March 31, 1998 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the result of operations that might be expected for the entire year ending December 31, 1998.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp (the "Company")and its subsidiaries, Yardville Capital Trust (the "Trust") and Yardville National Bank (the "Bank") and the Bank's wholly owned subsidiaries, Yardville National Investment Corporation, Brendan Inc., Nancy Beth Inc., and Yardville Real Estate Corporation (collectively "YNB"). All significant inter-company accounts and transactions have been eliminated. Brendan Inc. and Nancy Beth Inc. are utilized for the control and disposal of other real estate properties. Yardville Real Estate Corporation is utilized to hold Bank branch properties.

Allowance for Loan Losses

For financial reporting purposes, the provision for loan losses charged to operating expense is determined by management and based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect a borrower's ability to repay the loan. This provision is based on management's estimates, and actual losses may vary from these estimates. These estimates are reviewed and adjustments, as they become necessary, are reported in the periods in which they become known. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process periodically review the Bank's allowance for loan losses and the valuation of other real estate. Such agencies may require the Bank to recognize additions to the allowance or adjustments to the carrying value of other real estate based on their judgement about information available at the time of their examination.

2.       Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended March 31, 1998 and 1997 were 5,073,000 and 5,000,000 respectively. For the diluted net income per share computation common stock equivalents of 44,000 and 80,000 are included for the three months ended March 31, 1998 and 1997, respectively.

3.       Recently Issued Accounting Standards

SFAS No. 130

FASB Statement No. 130 "Reporting Comprehensive Income" (Statement 130) establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Statement 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

Statement 130 requires an enterprise to (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes are required. YNB adopted Statement No. 130 on January 1, 1998 and the disclosure is contained in the table below.

Comprehensive Net Income                                  Three Months Ended March 31,
--------------------------------------------------------------------------------------
(in thousands)                                                  1998        1997
--------------------------------------------------------------------------------------
Net Income                                                    $ 1,334     $ 1,212
Other comprehensive income
     Unrealized (loss) gain on securities available
     for sale, net of taxes                                      (249)        285
--------------------------------------------------------------------------------------
Other comprehensive income                                       (249)        285
--------------------------------------------------------------------------------------
Total comprehensive income                                    $ 1,085       1,497
--------------------------------------------------------------------------------------

SFAS No. 132

In February 1998, the FASB issued SAS No. 132 "Employer Disclosures about Pensions and Other Post Retirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits by requiring additional information that will facilitate financial analysis and eliminating certain disclosures that are considered no longer useful. SFAS No. 132 supersedes the disclosure requirements in SFAS Nos. 87, 88 and 106. This statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosure for earlier periods provided for comparative purposes are required unless information is not readily available.


YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents management's discussion and analysis of the financial condition and results of operation. It should be read in conjunction with the Company's 1997 Annual Report to stockholders and Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as well as with the unaudited consolidated financial statements and the accompanying notes.

This Form 10-Q report contains express and implied statements relating to the future financial condition, results of operations, plans, objectives, performance, and business of YNB, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, and year 2000 issues. Actual results may differ materially from those expected or implied as a result of certain risks and uncertainties, including, but not limited to, changes in economic conditions, interest rate fluctuations, continued levels of loan quality and origination volume, successful implementation of year 2000 technology changes by YNB, its vendors and suppliers, competitive product and pricing pressures within YNB's markets, continued relationships with major customers including sources for loans and deposits, personal and corporate customers' bankruptcies, legal and regulatory barriers and structure, inflation, and technological changes, as well as other risks and uncertainties detailed from time to time in the filings of YNB with the Securities and Exchange Commission.

Assets

Total consolidated assets at March 31, 1998 totaled $655,092,000 an increase of $40,406,000 or 6.6% compared to $614,686,000 at December 31, 1997. The growth in
YNB's asset base during the first three months of 1998 was primarily due to increases in loans and Federal funds sold. YNB's commercial loan portfolio continued to expand during this time period. The increase in the loan portfolio was the product of an ongoing consistent strategy to improve the profitability of the organization through relationship banking. In the last quarter of 1997 $7,500,000 was contributed to the Bank as a result of YNB's Trust Preferred Securities Offering. The increase in the Bank's legal lending limit allows management to establish larger loan relationships. The pace of consolidation in YNB's market place continues at a rapid rate. Management anticipates continued loan opportunities due to this consolidation. YNB's asset base includes investments of approximately $111,200,000 purchased utilizing primarily repurchase agreements (Investment Growth Strategy). The Investment Growth Strategy at March 31, 1998 increased $3,000,000 from the reported total of $108,200,000 at December 31, 1997. The primary goals of the Investment Growth Strategy of improving return on equity and earnings per share continue to be achieved.

Securities

Total securities decreased by $9,207,000 at March 31, 1998 to $177,429,000 compared to $186,636,000 at year-end 1997.

Securities available for sale decreased $8,394,000 or 5.3% at March 31, 1998 when compared to the December 31, 1997 balance of $159,724,000. The decrease was primarily caused by selected sales of securities that either due to their small size, prepayment outlook, or risk profile no longer was a benefit to YNB. A secondary factor in the declining available for sale portfolio was increased prepayment speeds on both fixed and floating rate mortgage related securities. Management anticipates increased principal paydowns in its mortgage-related securities in the second quarter and throughout the year if interest rates continue to fall. Conversely, the Investment Growth Strategy was increased by $3,000,000 in the first quarter. The available for sale portfolio represents 85.3% of the total investment holdings of YNB. Unpledged available for sale securities represent a secondary source of liquidity for YNB.

The net unrealized loss on available for sale securities as of March 31, 1998 was $192,000. Net unrealized losses, net of tax effect, totaling $125,000 were reported as a component of Stockholders' Equity at March 31, 1998.

Federal Funds Sold

At March 31, 1998 Federal funds sold totaled $16,998,000 compared to $1,500,000 at December 31, 1997. Average Federal funds sold for the first three months was $4,992,000. The Federal funds sold levels experienced at quarter end were due to increased certificate of deposit (CD) balances and, to a lesser extent, decreases in the investment portfolio. Management remains focused on maintaining adequate liquidity to fund loan growth and to meet daily liquidity requirements.

Loans

Total loans, net of unearned income increased $23,343,000 or 6.1% at March 31, 1998 to $409,094,000 from $385,751,000 at December 31, 1997. YNB's loan portfolio represented 62.5% of total assets at March 31, 1998 compared to 62.8% at December 31, 1997. YNB's lending focus continues to be on commercial loans and commercial real estate loans. The consolidation in YNB's market place and the emphasis placed on customer service and relationship banking are key factors in the first quarter loan growth. Strong competition from both bank and nonbank competitors coupled with a stable lower interest rate environment could result in comparatively lower yields on new and established lending relationships. In addition, borrowers concerns over the economy, real estate prices and interest rates could all be factors in future loan growth levels. Continued profitable loan growth is a key factor in meeting earnings growth goals.

--------------------------------------------------------------------------------
 (in thousands)                  3/31/98     12/31/97       Change      % change
--------------------------------------------------------------------------------
Real Estate - mortgage
     Residential                  85,287       85,754           73          0.1%
     Commercial                  141,097      134,499        6,598          4.9%
     Home equity                  22,622       23,805       (1,183)         5.0%
Commercial and agricultural      102,335       88,228       14,107         16.0%
Real estate - construction        29,523       28,182        1,341          4.8%
Consumer                          19,828       18,519        1,309          7.1%
Other loans                        7,862        6,764        1,098         16.2%
Total loans                      409,094      385,751       23,343          6.1%

The table above lists the loan growth by component for the period of December 31, 1997 to March 31, 1998. Commercial and agricultural loans had the greatest growth increasing $14,107,000 in the period. Real estate - commercial loans had the second greatest growth increasing $6,598,000. This is a reflection on management's focus on these markets. All other loan components increased with the exception of home equity loans. To address the declining home equity loan portfolio, YNB lowered its rates on all home equity products on March 1, 1998. In the short term, the home equity portfolio continues to decrease but management believes that in the long term this strategy should make YNB's home equity product more competitive in the marketplace.

Liabilities

YNB's deposit base is the principal source of funds supporting interest-bearing assets. Total deposits increased $28,832,000 or 6.8% to $451,776,000 at March 31, 1998 compared to $422,944,000 at December 31, 1997. Certificates of deposit were competitively priced throughout the quarter to fund projected loan growth. Growth in YNB's deposit base in 1998 continued to be principally in higher costing certificates of deposit. Interest bearing deposits increased $29,475,000 or 8.3% at March 31, 1998 compared to December 31, 1997.

Interest bearing deposits, including certificates of deposits $100,000 and over, increased $29,205,000 to $385,859,000 compared to $356,384,000 at December 31,
1997. Total certificates of deposits under $100,000 increased $24,185,000 to $199,509,000 compared to $175,324,000 at December 31, 1997. Retail certificates of deposit were competitively priced to fund the loan demand in the first quarter. Non-interest bearing deposits decreased $643,000 or 1.0%to $65,917,000 at March 31, 1997 compared to $66,560,000 at December 31, 1997.

YNB's overall philosophy of building and maintaining long-term customer relationships is the key to further expanding the core deposit base, which, in turn, presents opportunities for YNB to cross-sell its services. However, in the near term, trends indicate that YNB will be dependent on higher costing retail certificates of deposits to fund new lending opportunities. On March 31, 1998, YNB signed a lease to open its tenth branch in Pennington, New Jersey. This branch is projected to be open for business in the third quarter of 1998.

Borrowed Funds

Borrowed funds totaled $145,646,000 at March 31, 1998 compared to $134,316,000 at December 31, 1997. The increase for the first three months of 1998 was $11,330,000 or 8.4%. The majority of the increase was in repurchase agreements relating to the Investment Growth Strategy, which increased $9,740,000 or 9.7% to $109,790,000 at March 31, 1998 compared to $100,050,000 at December 31, 1997.
As shorter-term repurchase agreements have matured, management has utilized attractively priced callable repurchase agreements to reduce interest expense. These repurchase agreements typically have a maturity of five to ten years and can be called after a lock out period ranging from one to two years. At March 31, 1998, $41,500,000 or 37.8% of the repurchase agreements were in callable repurchase agreements. There were no callable repurchase agreements outstanding at year-end 1997.

YNB had Federal Home Loan Bank of New York (FHLB) advances outstanding of $29,333,000 at March 31, 1998. As advances have matured management has shifted FHLB advances from shorter-term advances into callable advances. At March 31, 1998 callable advances outstanding totaled $22,500,000 as compared to $10,000,000 at December 31, 1997. Callable FHLB advances have terms of ten years and call dates starting after the fifth year.

The callable FHLB Advances and repurchase agreements have allowed YNB to lower its borrowing costs while at the same time extending the terms. In the event that rates rise, the callable borrowings will be called. In the event of falling interest rates, callable borrowings will not be called and could remain outstanding until maturity.

YNB has the ability to borrow up to $24,500,000 from the FHLB through it line of credit program, subject to collateral requirements. In addition, YNB is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock requirements, collateral requirements and other restrictions. YNB also maintains unsecured federal funds lines with four commercial banks totaling $21,000,000 for daily funding needs. YNB's funding strategy is to rely on deposits to fund new loan growth whenever possible and to rely on borrowed funds as a secondary funding source for loans.

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On October 16, 1997, YNB through its subsidiary Yardville Capital Trust completed the sale of $11,500,000, 9.25%, Trust Preferred Securities. For regulatory capital purposes the entire amount of the issue is treated at Tier 1 capital at the holding company level.

Capital

Stockholders' equity at March 31, 1998 totaled $39,937,000, an increase of $192,000 or 0.5% compared to $39,745,000 at December 31, 1997. This increase resulted from the following factors:

(i)      Net income of $1,334,000 less dividend payment of $348,000.

(ii) The unrealized gain on available for sale securities were $124,000 at December 31, 1997 compared to an unrealized loss of $125,000 at March 31, 1998. This shift resulted in a $249,000 reduction in stockholders' equity for the quarter.

(iii) Proceeds of $178,000 from exercised options to purchase the Company's common stock under the Company's employee and director stock option plans.

(iv) Repurchase of 39,800 shares of the Company's stock, which are listed as treasury stock in the amount of $723,000.

YNB's Tier 1 leverage ratio was 8.3% at March 31, 1998 compared with 9.5% at December 31, 1997. At March 31, 1998 the Tier 1 risk based capital ratio was 11.8% compared with 12.2% at December 31, 1997 and the total risk based capital ratio was 13.0% compared to 13.5% at December 31, 1997.

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based asset capital ratio of 4.0% and a total risked based capital ratio of 8.0%. To be considered "well capitalized" an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At March 31, 1998, YNB exceeded the above ratios required to be well capitalized.

On October 28, 1997, Yardville National Bancorp's Board of Directors authorized management to repurchase up to 172,000 shares of YNB's common shares in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. As of March 31, 1998, as part of an overall capital plan, 39,800 shares were repurchased at an average price of $18.17 per share. The stock repurchase program is part of an overall plan to effectively manage capital.

Credit Quality

At March 31, 1998, nonperforming loans, consisting of loans 90 days and more past due and nonaccruing loans, totaled $5,069,000 compared to $5,315,000 at December 31, 1997. Other real estate at March 31, 1998 totaled $3,492,000 compared to $3,171,000 at December 31, 1997. Total nonperforming assets at March 31, 1998 were $8,561,000, a $75,000 increase over nonperforming asset levels at December 31, 1997. Nonperforming assets as a percentage of total assets were 1.31% at March 31, 1998 compared to 1.38% at December 31, 1997. Nonperforming assets as a percentage of total loans and other real estate were 2.1% at March 31, 1998 compared to 2.2% at December 31, 1997. The improvement in these ratios is due to the fact that asset growth and loan growth exceeded the growth in nonperforming assets for the quarter. YNB continues to actively manage nonperforming assets with the goal of reducing these assets in relationship to the total loan portfolio. Whenever possible, existing loan relationships are being restructured in an effort to return these loans to performing status.

The allowance for loan losses increased to $5,902,000 or 1.44% of total loans compared to $5,570,000 or 1.44% at December 31, 1997. The provision for loan losses for the first three months of 1998 was $400,000 with net charge-offs totaling $68,000. The allowance for loan losses as a percentage of nonperforming loans was 116.43% at March 31, 1998 compared to 104.80% at December 31, 1997. At March 31, 1998 the allowance for loan losses in management's judgement is considered adequate in relation to credit risk exposure levels.

Results of Operations

Net Income

YNB reported net income of $1,334,000 for the three months ended March 31, 1998 an increase of $122,000 or 10.1% over the same period in 1997. The increase in net income for the three months ended March 31, 1998 compared to the same period in 1997 is primarily attributed to higher net interest income and improved non-interest income offset by a higher provision for loan losses due to increased loan volume and increased non-interest expense.

On a per share basis, basic and diluted earnings per share were $0.26 for the three months ended March 31, 1998 compared to $0.24 per share for the same period in 1997

Net Interest Income

YNB's net interest income for the first three months of 1998 was $5,279,000 an increase of $661,000 or 14.3% from the same period in 1997. The principal factors contributing to this increase were an increase in interest income of $2,153,000 resulting from increased loan and investment balances offset by an increase of $1,492,000 in interest expense. This increase in interest expense was due to higher volume of and higher costs on CDs, a higher level of borrowed funds and the interest associated with YNB's Trust Preferred Securities.

The net interest margin (tax equivalent basis) between the yield on average earning assets and the cost of average funding liabilities was 3.67% for the three months ended March 31, 1998 compared to 3.90% for the same period in 1997. The principal factor causing the narrowing of the net interest margin was the increased costs of interest bearing liabilities.

In order to fund the loan growth experienced in the first quarter 1998, YNB aggressively marketed higher costing CDs. YNB's 15-month CD was the featured product in the first quarter. Comparatively, average CDs under $100,000 increased $29,529,000 for the three months ended March 31, 1998 compared to March 31, 1997. Over the same period, the average interest rate increased to 5.71% compared to 5.66% for the first three months of 1997. The reliance on higher cost CDs to fund new loan growth will continue to exert a downward pressure on the net interest margin.

The net interest margin for both the 1998 and 1997 comparative periods is negatively impacted by YNB's Investment Growth Strategy. This strategy involves purchasing investments utilizing repurchase agreements or other funding sources. The targeted spread on this strategy is 75 basis points after tax. Because of the targeted spread on this strategy there will be a negative impact to the net interest margin and return on assets. The balance outstanding in the Investment Growth Strategy at March 31, 1998 was approximately $111,200,000 compared to $59,100,000 at March 31, 1997. Conversely, this strategy increases both return on equity and earnings per share, the primary goals of the strategy.

Interest Income

For the three months ended March 31, 1998 total interest income of $11,691,000 increased $2,153,000 or 22.6% compared to three months ended March 31, 1997. The increase is principally due to increases in both the yield and amount outstanding of both loans and investments. Average loans increased $62,812,000 and the yield improved 4 basis points to 8.73% from 8.69% for the first three months of 1997. This resulted in interest and fees on loans increasing $1,403,000 or 19.1% to $8,748,000 for the three months ended March 31, 1998 when compared to the $7,345,000 for the three months ended March 31, 1997. Average securities outstanding for the three month ended March 31, 1998 increased $47,748,000 to $175,226,000 when compared to the $127,478,000 for the three months ended March 31, 1997. Over the same period, the yield on the securities portfolio increased 12 basis points and combined with the increased outstandings resulted in interest on securities increasing $806,000 to $2,819,000 at March 31, 1998 compared to March 31, 1997.

Overall, the yield on YNB's interest earning asset portfolio increased 3 basis points to 7.99% for the three months ended March 31, 1998 when compared to the 7.96% for the same period in 1997.

Interest Expense

Total interest expense increased $1,492,000 or 30.3% to $6,412,000 for the first three months of 1998 compared to $4,920,000 for the same period in 1997. The increase in interest expense for the comparable time period resulted from a larger deposit base, higher rates on CDs, a higher level of borrowed funds and the interest expense associated with the trust preferred securities issued in October 1997. The average rate paid on interest bearing liabilities increased 22 basis points to 4.96% for the three months ended March 31, 1998 compared to 4.74% for the same period in 1997.

Interest on time deposits increased $441,000 to $2,974,000 for the three months ended March 31, 1998 from $2,533,000 for the same period in 1997. This increase was caused by an increase in the average outstanding balance of $28,712,000 to $209,380,000 for the three months ended March 31, 1998, when compared to the average balance of $180,668,000 for the three months ended March 31, 1997, and a 7 basis point increase in cost over the same period. During the quarter, YNB offered attractive rates CDs to fund loan growth.

Interest expense on borrowed funds increased $760,000 to $1,917,000 for the first three months of 1998 when compared to the $1,157,000 for the same period in 1997. The increase was caused by a $53,751,000 increase in the average balance outstanding for the three months ended March 31, 1998 when compared to the same period in 1997. The rate paid on borrowed funds remained unchanged at 5.67% for the comparative periods. The primary cause for the increase in borrowed funds outstanding was the funding of securities in the Investment Growth Strategy. A second factor contributing to the increase in interest expense was the trust preferred securities issued in October 1997. Total interest expense associated with this issue was $266,000 for the first three months of 1998.

While YNB desires to fund asset growth with lower cost savings, money markets, interest bearing checking and non-interest bearing demand deposits, this is not always possible as asset growth rates often exceed the growth rate in these deposit types. To meet the funding needs, YNB anticipates continued reliance on higher cost retail CDs and, to a lesser extent, borrowed funds.

Provision for Loan Losses

YNB provides for possible loan losses by a charge to current operations. The provision for loan losses for the three months ended March 31, 1998 was $400,000 a 45.5% increase over the $275,000 provision recorded for the same period of 1997. The increase in the provision was primarily due to the strong loan growth recorded in the first quarter of 1998. Management believes that the reserve for loan losses is adequate in relation to the credit risk exposure levels.

Non-interest Income

Total non-interest income for the first three months of 1998 was $688,000 an increase of $82,000 or 13.5% over non-interest income of $606,000 for the same period in 1997. The increase is primarily due to increases in service charges on deposit accounts and other non-interest income. Service charges on deposit accounts increased $23,000 or 8.1% for the first three months of 1998 compared to the same period in 1997. The increase in service charges is primarily due to growth in the deposit base for the comparable periods. YNB also recorded gains on sale of available for sale securities and mortgages totaling $26,000 for the first three months of 1998. These gains reflect routine sales. Other non-interest income increased $33,000 or 10.2% for the first three months of 1998 compared to the same 1997 period. The increase is principally due to additional fee income derived from life insurance assets. In the second quarter, YNB will offer its customers the ability to purchase annuities and mutual funds. Management expects this new service to improve non-interest income.

Non-interest Expense

Total non-interest expense increased $425,000 or 13.8% to $3,504,000 for the first three months of 1998 compared to $3,079,000 for the same period in 1997. The increase in non-interest expenses was primarily due to increases in salary and employee benefits, equipment expense and other non-interest expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 2.25% for the first quarter compared to 2.43% for the same period of 1997.

Salary and employee benefits increased $126,000 or 6.9% for the first three months of 1998 compared to the same period in 1997. This increase reflects increases to staffing due to YNB's growth as well as normal increases in salary and benefit costs. Equipment expense increased $46,000 or 18.4% to $296,000 from $250,000 for the same period in 1997. The equipment costs increase reflects the continuing efforts of YNB to maintain and upgrade technology in order to provide the highest quality service as well as resolving Year 2000 issues. Occupancy expense for the first three months of 1998 was $233,000 and compared to $234,000 for the same period in 1997.

Other non-interest expenses increased $254,000 to $1,032,000 for the three months ended March 31, 1998 when compared to the $778,000 for the same period in 1997. The components with the most significant increases are discussed below. Outside consulting fees increased $140,000 or 53.4% to $402,000 from $262,000 for the same period in 1997. This increase reflects the use of consultants on various projects that YNB is involved. One project involves restructuring certain checking and interest bearing checking accounts so that these deposits will no longer be subject to reserve requirements under the Federal Reserve Bank's Regulation D. Management estimates that approximately $4,000,000 in balances on deposit with the Federal Reserve for reserve requirement purposes could be available to invest in interest earning assets. The interest earned on these funds will more than cover the costs associated with the project. The amortization of the organizational costs associated with the Trust Preferred Securities was $39,900 for the period. Telephone expense increased $19,000 or 45.24% to $67,000 for the first three months of 1998 from $42,000 for the same period in 1997. The increase reflects costs associated with YNB's help center as well as increased levels of activity. A key focus of YNB remains controlling the increase in non-interest expenses.

Item 3:  Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB's market risk from December 31, 1997. For information regarding YNB's market risk refer to the Company's 1997 Annual Report to stockholders.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

Not Applicable.

Item 2:  Changes in Securities and Use of Proceeds

Not Applicable.

Item 3:  Defaults Upon Senior Securities

Not Applicable.

Item 4:  Submission of Matters to a Vote of Securities Holders

Not Applicable

Item 5:  Other Information

Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

See attached exhibits. There were no Form 8-K Reports filed during the quarter for which this report is filed.

INDEX TO EXHIBITS

          No.    Exhibits                                                Page
------------------------------------------------------------------------------
*         3.1    Restated Certificate of Incorporation of the
                 Registrant

++        3.2    By-laws of the Registrant

++        4.1    Specimen of Share of Common Stock

         10.1    Lease agreement between Yardville National Bank and
                 Hilton Realty Co. of Princeton                           22

         10.2     Amendments to 1994 Stock Option Plan                    50

         27.1     Financial Data Schedule                                 56

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


                                          YARDVILLE NATIONAL BANCORP
                                          --------------------------
                                                (Registrant)


Date:   May 14, 1998                        By: /s/ Stephen F. Carman
        ------------                        ---------------------------------
                                                 Stephen F. Carman
                                                 Executive Vice President and
                                                 Chief Financial Officer