Form 10-Q/A
period 1998-03-31
YARDVILLE NATIONAL BANCORP
filed 1998-06-08
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 QA

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
         For the quarterly period ended March 31, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES ACT OF 1934
         For transition period from

                  Commission File Number:  0-26086

                           YARDVILLE NATIONAL BANCORP
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              New Jersey                                  22-2670267
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

              3111 Quakerbridge Road, Mercerville, New Jersey 08619
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 585-5100
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

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
                                   (Unaudited)

                                                                     March 31,     December 31,
------------------------------------------------------------------------------------------------
(in thousands, except for share data)                                  1998                1997
------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                             $  24,465          $  18,923
Federal funds sold                                                     16,998              1,500
------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents                                         41,463             20,423
------------------------------------------------------------------------------------------------
Interest bearing deposits                                               4,122              2,219
Securities available for sale                                         151,330            159,724
Investment securities (market value of $26,076 in 1998 and
     $26,848 in 1997)                                                  26,099             26,912
Loans                                                                 409,094            385,751
     Less:  Allowance for loan losses                                  (5,902)            (5,570)
------------------------------------------------------------------------------------------------
     Loans, net                                                       403,192            380,181
Bank premises and equipment, net                                        5,405              5,192
Other real estate                                                       3,492              3,171
Other assets                                                           19,989             16,864
------------------------------------------------------------------------------------------------
     Total Assets                                                   $ 655,092          $ 614,686
------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits
     Non-interest bearing                                           $  65,917          $  66,560
     Interest bearing                                                 385,859            356,384
------------------------------------------------------------------------------------------------
     Total Deposits                                                   451,776            422,944
------------------------------------------------------------------------------------------------
Borrowed funds
     Securities sold under agreements to repurchase                   109,790            100,050
     Other                                                             35,856             34,266
------------------------------------------------------------------------------------------------
     Total Borrowed Funds                                             145,646            134,316
Company - obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust holding solely junior
     Subordinated Debentures of the Company                            11,500             11,500
Other liabilities                                                       6,233              6,181
------------------------------------------------------------------------------------------------
     Total Liabilities                                              $ 615,155          $ 574,941
------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
Common Stock:  no par value
     Authorized 12,000,000 shares
     Issued and outstanding 5,073,767 in 1998
          And 5,082,050 shares in 1997                                 20,249             17,703
Surplus                                                                 2,205              2,205
Undivided profits                                                      18,331             19,713
Common stock in treasury, at cost:
     39,800 shares in 1998                                               (723)               --

Accumulated other comprehensive income                                   (125)               124
------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                        39,937             39,745
------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                     $ 655,092          $ 614,686
------------------------------------------------------------------------------------------------


Shares and related amounts adjusted for two-for-one stock split declared December 23, 1997 and 2.5% stock dividend declared March 25, 1998.
See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
----------------------------------------------------------------------------------------
(in thousands, except for share data)                               1998        1997
----------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                        $ 8,748      $ 7,345
Interest on deposits with banks                                        55           16
Interest on securities available for sale                           2,440        1,569
Interest on investment securities:
     Taxable                                                          277          342
     Exempt from Federal income tax                                   102          102
Interest on Federal funds sold                                         69          164
----------------------------------------------------------------------------------------
     Total Interest Income                                         11,691        9,538
----------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                1,255        1,230
Interest on certificates of deposit of $100,000 or more               301          305
Interest on other time deposits                                     2,673        2,228
Interest on borrowed funds                                          1,917        1,157
Interest on trust preferred securities                                266         --
----------------------------------------------------------------------------------------
     Total Interest Expense                                         6,412        4,920
----------------------------------------------------------------------------------------
     Net Interest Income                                            5,279        4,618
Less provision for loan losses                                        400          275
----------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses            4,879        4,343
----------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                   306          283
Gains on sales of mortgages, net                                       17         --
Securities gains, net                                                   9         --
Other non-interest income                                             356          323
----------------------------------------------------------------------------------------
      Total Non-Interest Income                                       688          606
----------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                      1,943        1,817
Occupancy expense, net                                                233          234
Equipment                                                             296          250
Other non-interest expense                                          1,032          778
----------------------------------------------------------------------------------------
     Total Non-Interest Expense                                     3,504        3,079
----------------------------------------------------------------------------------------
Income before income tax expense                                    2,063        1,870
Income tax expense                                                    729          658
----------------------------------------------------------------------------------------
     Net Income                                                   $ 1,334      $ 1,212
----------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                             $  0.26      $  0.24
Diluted                                                           $  0.26      $  0.24
----------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                               5,073        5,000
Diluted                                                             5,117        5,080
----------------------------------------------------------------------------------------

Shares and related amounts adjusted for two-for-one stock split declared December 23, 1997 and 2.5% stock dividend declared March 25, 1998.
See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                     Three months ended March 31,
-----------------------------------------------------------------------------------------------------
(in thousands)                                                         1998                 1997
-----------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                            $  1,334            $  1,212
Adjustments:
     Provision for loan losses                                             400                 275
     Depreciation                                                          226                 206
     Amortization and accretion                                            144                 100
     Gains on sales of securities available for sale                        (9)               --
     Loss on sales of other real estate                                      1                --
     Writedown of other real estate                                          3                   2
     (Increase) decrease in other assets                                (2,975)                 59
     Increase in other liabilities                                          51                 919
-----------------------------------------------------------------------------------------------------
     Net Cash (Used in) Provided by Operating Activities                  (825)              2,773
-----------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Net decrease in interest bearing deposits                          (1,903)             (1,132)
     Purchase of securities available for sale                         (22,287)            (19,969)
     Maturities, calls, and paydowns of securities available
               for sale                                                 18,021               7,838
     Proceeds from sales of securities available for sale               12,161                --
     Proceeds from maturities and paydowns of investment
          securities                                                     1,278                 734
     Purchase of investment securities                                    (500)               --
     Net increase in loans                                             (23,819)            (13,419)
     Expenditures for bank premises and equipment                         (439)                (53)
     Proceeds from sale of other real estate                                83                --
-----------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                             (17,405)            (26,001)
-----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                            1,557              18,803
     Net increase in certificates of deposit                            27,275              11,607
     Net increase (decrease) in borrowed funds                          11,330              (4,861)
     Proceeds from issuance of common stock                                178                 175
     Treasury Shares Acquired                                             (723)               --
     Dividends paid                                                       (347)               (294)
-----------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                          39,270              25,430
-----------------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents                          21,040               2,202
     Cash and cash equivalents as of beginning of period                20,423              17,150
-----------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                         $ 41,463            $ 19,352
-----------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest expense                                               6,551               4,310
          Income taxes                                                   1,309                 600
-----------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers to other real estate from loans, net of
               charge offs                                                 407                 462
-----------------------------------------------------------------------------------------------------

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

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiaries, Yardville Capital Trust (the "Trust") and Yardville National Bank (the "Bank") and the Bank's wholly owned subsidiaries, Yardville National Investment Corporation, Brendan Inc., Nancy Beth Inc., and Yardville Real Estate Corporation (collectively, "YNB"). All significant inter-company accounts and transactions have been eliminated. Brendan Inc. and Nancy Beth Inc. are utilized for the control and disposal of other real estate properties. Yardville Real Estate Corporation is utilized to hold Bank branch properties.

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
--------------------------------------------------------------------------------------

SFAS No. 132

In February 1998, the FASB issued SAS No. 132 "Employer Disclosures about Pensions and Other Post Retirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits by requiring additional information that will facilitate financial analysis and eliminating certain disclosures that are considered no longer useful. SFAS No. 132 supersedes the disclosure requirements in SFAS Nos. 87, 88 and 106. This statement is effective for fiscal years beginning after December 15, 1997. Restatement of disclosure for earlier periods provided for comparative purposes are required unless information is not readily available

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            YARDVILLE NATIONAL BANCORP
                                            --------------------------------
                                                  (Registrant)


Date:  June 5, 1998                         By:  /s/ Stephen F. Carman
       --------------------                     -------------------------------
                                                 Stephen F. Carman
                                                 Executive Vice President and
                                                 Chief Financial Officer