Form 10-Q
period 1998-06-30
YARDVILLE NATIONAL BANCORP
filed 1998-08-10
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10 Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

         For the quarterly period ended June 30, 1998

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

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998

Common Stock, no par value                                   4,971,174
--------------------------                         ----------------------------
          Class                                    Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1       FINANCIAL INFORMATION                                    PAGE NO.
------       ---------------------                                    --------

Item 1.      Financial Statements

             Consolidated Statements of Condition
             June 30, 1998 and December 31, 1997                           3

             Consolidated Statements of Income
             Three and six months ended June 30, 1998 and 1997             4

             Consolidated Statements of Cash Flows
             Six months ended June 30, 1998 and 1997                       6

             Notes to Consolidated Financial Statements                    7

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                11

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk                                            24

PART 2       OTHER INFORMATION

Item 1.      Legal Proceedings                                            25

Item 2.      Changes in Securities and Use of Proceeds                    25

Item 3.      Defaults Upon Senior Securities                              25

Item 4.      Submission of Matters to a Vote of Securities Holders        25

Item 5.      Other Information                                            26

Item 6.      Exhibits and Reports on Form 8-K                             26

SIGNATURES                                                                30

Exhibit 27.1 Financial Data Schedule                                      27

Item 1.  Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                                           June 30,            December 31,
--------------------------------------------------------------------------------------------------------------
(in thousands, except for share data)                                        1998                  1997
--------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                             $  14,772               $ 18,923
Federal funds sold                                                     13,865                  1,500
--------------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents                                         28,637                 20,423
--------------------------------------------------------------------------------------------------------------
Interest bearing deposits                                               2,144                  2,219
Securities available for sale                                         176,499                159,724
Investment securities (market value of $27,261 in 1998 and
     $26,848 in 1997)                                                  27,254                 26,912
Loans                                                                 439,234                385,751
     Less:  Allowance for loan losses                                  (6,103)               (5,570)
--------------------------------------------------------------------------------------------------------------
     Loans, net                                                       433,131                380,181
Bank premises and equipment, net                                        5,950                  5,192
Other real estate                                                       3,216                  3,171
Other assets                                                           21,544                 16,864
--------------------------------------------------------------------------------------------------------------
     Total Assets                                                   $ 698,375               $614,686
--------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Deposits
     Non-interest bearing                                           $  71,253               $ 66,560
     Interest bearing                                                 404,538                356,384
--------------------------------------------------------------------------------------------------------------
     Total Deposits                                                   475,791                422,944
--------------------------------------------------------------------------------------------------------------
Borrowed funds
     Securities sold under agreements to repurchase                   120,470                100,050
     Other                                                             45,437                 34,266
--------------------------------------------------------------------------------------------------------------
     Total Borrowed Funds
                                                                      165,907                134,316
Company - obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust Holding Solely Junior
     Subordinated Debentures of the Company                            11,500                 11,500
Other liabilities                                                       6,364                  6,181
--------------------------------------------------------------------------------------------------------------
     Total Liabilities                                              $ 659,562              $ 574,941
--------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
Common Stock:  no par value
     Authorized 12,000,000 shares
     Issued and outstanding 4,971,174 in 1998
          And 5,082,050 shares in 1997                                 20,392                 17,703
Surplus                                                                 2,205                  2,205
Undivided profits                                                      19,359                 19,713
Common stock in treasury, at cost:
     167,300 shares in 1998                                            (2,965)                --
Accumulated other comprehensive income                                   (178)                   124
--------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                        38,813                 39,745
--------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                     $ 698,375               $614,686
--------------------------------------------------------------------------------------------------------------

Shares and related amounts adjusted for two-for-one stock split declared December 23, 1997 and 2.5% stock dividend declared March 25, 1998.
See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                           June 30,
---------------------------------------------------------------------------------------------------------------
(in thousands, except for share data)                                              1998                   1997
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                                 $      9,394            $     7,751
Interest on deposits with banks                                                      28                     16
Interest on securities available for sale                                         2,614                  1,760
Interest on investment securities:
     Taxable                                                                        181                    329
     Exempt from Federal income tax                                                 135                    100
Interest on Federal funds sold                                                       69                     72
---------------------------------------------------------------------------------------------------------------
     Total Interest Income                                                       12,421                 10,028
---------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                              1,247                  1,288
Interest on certificates of deposit of $100,000 or more                             339                    339
Interest on other time deposits                                                   2,931                  2,414
Interest on borrowed funds                                                        2,060                  1,059
Interest on trust preferred securities                                              266                     --
---------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                                       6,843                  5,100
---------------------------------------------------------------------------------------------------------------
     Net Interest Income                                                          5,578                  4,928
Less provision for loan losses                                                      500                    300
---------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses                          5,078                  4,628
---------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                                 314                    287
Gains on sales of mortgages, net                                                      8                      9
Securities gains, net                                                                37                      7
Other non-interest income                                                           373                    331
---------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                                     732                    634
---------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                    1,997                  1,852
Occupancy expense, net                                                              262                    241
Equipment                                                                           322                    278
Other non-interest expense                                                        1,092                    959
---------------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                                   3,673                  3,330
---------------------------------------------------------------------------------------------------------------
Income before income tax expense                                                  2,137                  1,932
Income tax expense                                                                  755                    677
---------------------------------------------------------------------------------------------------------------
     Net Income                                                            $      1,382            $     1,255
---------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                      $       0.27            $      0.25
Diluted                                                                    $       0.27            $      0.25

---------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                             5,059                  5,057
Diluted                                                                           5,083                  5,114
---------------------------------------------------------------------------------------------------------------

Shares and related amounts adjusted for two-for-one stock split declared December 23, 1997 and 2.5% stock dividend declared March 25, 1998.
See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                      Six Months Ended
                                                                                           June 30,
--------------------------------------------------------------------------------------------------------------
(in thousands, except for share data)                                              1998                   1997
--------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                                  $    18,142             $   15,096
Interest on deposits with banks                                                      83                     32
Interest on securities available for sale                                         5,054                  3,329
Interest on investment securities:
     Taxable                                                                        458                    671
     Exempt from Federal income tax                                                 237                    202
Interest on Federal funds sold                                                      138                    236
--------------------------------------------------------------------------------------------------------------
     Total Interest Income                                                       24,112                 19,566
--------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                              2,502                  2,518
Interest on certificates of deposit of $100,000 or more                             640                    644
Interest on other time deposits                                                   5,604                  4,642
Interest on borrowed funds                                                        3,977                  2,216
Interest on trust preferred securities                                              532                     --
--------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                                      13,255                 10,020
--------------------------------------------------------------------------------------------------------------
     Net Interest Income                                                         10,857                  9,546
Less provision for loan losses                                                      900                    575
--------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses                          9,957                  8,971
--------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                                 620                    570
Gains on sales of mortgages, net                                                     25                      9
Securities gains, net                                                                46                      7
Other non-interest income                                                           729                    654
--------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                                   1,420                  1,240
--------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                    3,940                  3,669
Occupancy expense, net                                                              495                    475
Equipment                                                                           618                    528
Other non-interest expense                                                        2,124                  1,737
--------------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                                   7,177                  6,409
--------------------------------------------------------------------------------------------------------------
Income before income tax expense                                                  4,200                  3,802
Income tax expense                                                                1,484                  1,335
--------------------------------------------------------------------------------------------------------------
     Net Income                                                             $     2,716             $    2,467
--------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                       $      0.54             $     0.49
Diluted                                                                     $      0.53             $     0.49

--------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                             5,067                  5,029
Diluted                                                                           5,091                  5,086
--------------------------------------------------------------------------------------------------------------

Shares and related amounts adjusted for two-for-one stock split declared December 23, 1997 and 2.5% stock dividend declared March 25, 1998.
See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                         Six months ended June 30
---------------------------------------------------------------------------------------------------------------
(in thousands)                                                          1998                   1997
---------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                         $    2,716              $   2,467
Adjustments:
     Provision for loan losses                                            900                    575
     Depreciation                                                         448                    420
     Amortization and accretion                                           411                    216
     Gains on sales of securities available for sale                      (46)                    (7)
     Loss on sales of other real estate                                     1                     --
     Writedown of other real estate                                       278                      8
     (Increase) in other assets                                        (4,502)                  (651)
     Increase in other liabilities                                        183                    591
---------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                            389                  3,619
---------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Net increase in interest bearing deposits                             75                    484
     Purchase of securities available for sale                        (79,838)               (25,970)
     Maturities, calls, and paydowns of securities available
        for sale                                                       35,731                 11,734
     Proceeds from sales of securities available for sale              26,562                  2,011
     Proceeds from maturities and paydowns of investment
          securities                                                    3,821                  2,113
     Purchase of investment securities                                 (4,238)                    --
     Net increase in loans                                            (54,257)               (22,438)
     Expenditures for bank premises and equipment                      (1,207)                  (309)
     Proceeds from sale of other real estate                               84                     --
---------------------------------------------------------------------------------------------------------------
     Net Cash Used in Investing Activities                            (73,267)               (32,375)
---------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                          12,627                 28,755
     Net increase in certificates of deposit                           40,220                 21,630
     Net increase (decrease) in borrowed funds                         31,591                (18,200)
     Proceeds from issuance of common stock                               323                    379
     Treasury shares acquired                                          (2,965)                     --
     Dividends paid                                                      (704)                  (589)
---------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                         81,092                 31,975
---------------------------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents                          8,214                  3,219
     Cash and cash equivalents as of beginning of period               20,423                 17,150
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                     $    28,637              $  20,369
---------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest expense                                             12,279                  9,131
          Income taxes                                                  2,035                  2,301
---------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers to other real estate from loans, net of
             charge offs                                                 407                     486
---------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 1998
(Unaudited)

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

The consolidated financial data as of and for the three and six months ended June 30, 1998 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the result of operations that might be expected for the entire year ending December 31, 1998.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp (the "Holding Company") and its subsidiaries, Yardville Capital Trust (the "Trust") and Yardville National Bank (the "Bank") and the Bank's wholly owned subsidiaries, Yardville National Investment Corporation, Brendan Inc., Nancy Beth Inc., Yardville Real Estate Corporation, and YNB Financial Services, Inc., (collectively, "YNB"). All significant inter-company accounts and transactions have been eliminated. Brendan Inc. and Nancy Beth Inc. are utilized for the control and disposal of other real estate properties. Yardville Real Estate Corporation is utilized to hold Bank branch properties and YNB Financial Services, Inc., provides alternative investment services.

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

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On October 16, 1997, Yardville Capital Trust, (the Trust) a statutory business trust, and a wholly owned subsidiary of the Holding Company, issued $11,500,000 of 9.25% Trust Preferred Securities and $356,000 of 9.25% Common Securities to the Holding Company. Proceeds from the issuance of the Trust Preferred Securities were immediately used by the Trust to purchase $11,856,000 of 9.25% Subordinated Debentures maturing November 1, 2027 from the Holding Company. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds into Subordinated Debentures of the Holding Company. These subordinated Debentures constitute the sole assets of the Trust.

2. Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended June 30, 1998 and 1997 were 5,059,000 and 5,057,000 respectively. For the diluted net income per share computation, potential common stock of 24,000 and 57,000 are included for the three months ended June 30, 1998 and 1997, respectively.

Weighted average shares for the basic net income per share calculation for the six months ended June 30, 1998 and 1997 were 5,067,000 and 5,029,000 respectively. For the diluted net income per share computation, potential common stock of 24,000 and 57,000 are included for the six months ended June 30, 1998 and 1997, respectively.

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

     Comprehensive Net Income                                                     Three Months Ended June 30,
     ----------------------------------------------------------------------------------------------------------
     (in thousands)                                                                1998                   1997
     ----------------------------------------------------------------------------------------------------------
     Net Income                                                              $   1,382              $    1,255
     ----------------------------------------------------------------------------------------------------------
     Other comprehensive income
          Net change in unrealized gain (loss) for the
                period, net of tax                                                 (53)                    673
          Reclassification of realized net gain on sale of
               securities available for sale, net of tax
                                                                                    24                       5
     ----------------------------------------------------------------------------------------------------------
          Holding gain (loss) arising during the period,
               net of tax and reclassification                                     (29)                    678
          Reclassification adjustment for realized net
               gains, net of tax                                                   (24)                    (5)
     ----------------------------------------------------------------------------------------------------------
     Other comprehensive income for the period net of
           tax                                                                     (53)                    673
     ----------------------------------------------------------------------------------------------------------
     Total comprehensive income                                              $   1,329                   1,928
     ----------------------------------------------------------------------------------------------------------

   Comprehensive Income                                                  For the Six months ended June 30, 1998
     ----------------------------------------------------------------------------------------------------------
     (in thousands)                                                                1998                   1997
     ----------------------------------------------------------------------------------------------------------
     Net Income                                                              $   2,716               $   2,467
     ----------------------------------------------------------------------------------------------------------
     Other comprehensive income
          Net change in unrealized gain (loss) for the
                period, net of tax                                                (302)                   (142)
          Reclassification of realized net gain on sale of
               securities available for sale, net of tax
                                                                                    30                       5
     ----------------------------------------------------------------------------------------------------------
          Holding gain (loss) arising during the period,
               net of tax and reclassification                                    (272)                   (137)
          Reclassification adjustment for realized net
               gains, net of tax                                                   (30)                     (5)
     ----------------------------------------------------------------------------------------------------------
     Other comprehensive income for the period net of
           tax                                                                    (302)                   (142)
     ----------------------------------------------------------------------------------------------------------
     Total comprehensive income                                              $   2,414                   2,609
     ----------------------------------------------------------------------------------------------------------

SFAS No. 133

In June 1998, the FASB issued SAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet, either as an asset, or as a liability, measured at its fair value. The Statement requires that changes in the derivative's fair value shall be recognized in current earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance but the statement cannot be applied retroactively. SAS No. 133 must be applied to derivative instruments and certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997.

YNB does not currently have derivative or hedged instruments and management does not anticipate the statement having a material impact on the its financial position or results of operations. However, management continues to closely evaluate the use of derivative to reduce interest rate risk.

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents management's discussion and analysis of the financial condition and results of operation. It should be read in conjunction with the 1997 Annual Report to stockholders and Form 10-K for the fiscal year ended December 31, 1997 as well as with the unaudited consolidated financial statements and the accompanying notes.

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

Financial Condition

Assets

Total consolidated assets at June 30, 1998 were $698,375,000 an increase of $83,689,000 or 13.6% compared to $614,686,000 at December 31, 1997. The growth in YNB's asset base, during the first six months of 1998 was primarily due to increases in loans, available for sale securities and Federal funds sold. YNB's commercial loan portfolio continued to expand during this time period. The increase in the loan portfolio was the product of an ongoing consistent strategy to improve the profitability of the organization through relationship banking. In the last quarter of 1997, $7,500,000 was contributed to the Bank as a result of YNB's Trust Preferred Securities Offering. The increase in the Bank's legal lending limit allows management to establish larger loan relationships. The pace of consolidation in YNB's market place continues at a rapid rate. Management anticipates continued loan opportunities due to this consolidation. YNB's asset base includes investments of approximately $137,739,000 purchased utilizing primarily repurchase agreements and Federal Home Loan Bank advances (Investment Growth Strategy). The Investment Growth Strategy at June 30, 1998 increased $29,538,000 or 27.3% from the reported total of $108,200,000 at December 31, 1997. The primary goals of the Investment Growth Strategy of improving return on equity and earnings per share continue to be achieved.

Cash and due from banks

Cash and due from bank balances decreased $4,151,000 at June 30, 1998 when compared to the $18,923,000 balance at December 31, 1997. In April of 1998, YNB began a reserve requirement reduction program. This program allows the Bank to reduce the amount of demand and interest bearing demand balances subject to reserve requirements. Prior to starting the program, the Bank maintained non-interest bearing reserve balances at the Federal Reserve Bank of Philadelphia of between $3,000,000 and $4,000,000. With the implementation of the program, the bank has been able to reduce to zero the amount of funds required to be maintained at the Federal Reserve Bank of Philadelphia, for reserve requirements. These funds are now available to be invested in earning assets.

Federal funds sold

At June 30, 1998 Federal funds sold totaled $13,865,000 compared to $1,500,000 at December 31, 1997. Average Federal funds sold for the first six months was $4,996,000. The Federal funds sold level experienced at June 30, 1998 was due to increased certificate of deposit (CD) balances and, to a lesser extent, slower than anticipated net new loan growth. Management remains focused on maintaining adequate liquidity to fund loan growth and to meet daily liquidity requirements. It is anticipated that the Federal funds position will decline from the current level.

Securities

The following table present the amortized cost and market values of YNB's securities portfolios as of June 30, 1998 and December 31, 1997.

Available For Sale Securities                            June 30, 1998                  December 31, 1997
-----------------------------------------------------------------------------------------------------------------
                                                  Amortized         Market         Amortized         Market
(in thousands)                                      Cost            Value            Cost             Value
-----------------------------------------------------------------------------------------------------------------
U.S. Treasury and other US
     government agency securities                $      57,833   $      57,884    $      62,465    $      62,540
Mortgage-backed securities                             115,656         115,326           91,193           91,316
Corporate obligations                                      255             260            3,297            3,306
All other securities                                     3,029           3,029            2,562            2,562
-----------------------------------------------------------------------------------------------------------------
Total                                             $    176,773    $    176,499     $    159,517     $    159,724
-----------------------------------------------------------------------------------------------------------------

Investment Securities                                     June 30, 1998                 December 31, 1997
-----------------------------------------------------------------------------------------------------------------
                                                  Amortized         Market         Amortized         Market
(in thousands)                                      Cost            Value            Cost             Value
-----------------------------------------------------------------------------------------------------------------
Obligations of state and
     political subdivisions                      $      12,290   $      12,402   $        8,819   $        8,957
Mortgage-backed securities                              14,964          14,859           18,093           17,891
-----------------------------------------------------------------------------------------------------------------
Total                                            $      27,254   $      27,261    $      26,912    $      26,848
-----------------------------------------------------------------------------------------------------------------

Total securities increased $17,117,000 or 9.2% at June 30, 1998 to $203,753,000 compared to $186,636,000 at year-end 1997. The available for sale portfolio represents 86.6% of the total investment holdings of YNB at June 30, 1998, compared to 85.6% at year-end 1997. Unpledged available for sale securities represent a secondary source of liquidity for YNB. Securities represent 29.2% of total assets at June 30, 1998 compared to 30.4% of total assets at December 31, 1997.

The net unrealized loss on available for sale securities as of June 30, 1998 was $274,000, compared to a net unrealized gain of $207,000 at December 31, 1997. Net unrealized losses, net of tax effect, totaling $178,000 were reported in Accumulated Other Comprehensive Income in Stockholders' Equity at June 30, 1998, compared to a net unrealized gain of $124,000 reported at December 31, 1997.

Securities available for sale increased $16,775,000 or 10.5% at June 30, 1998, when compared to the December 31, 1997 balance of $159,724,000. The increase was primarily due to the purchase of fixed and floating rate mortgage backed securities related to the Investment Growth Strategy. Offsetting this increase, were the sales of securities that either due to their small size, prepayment outlook, or risk profile, were no longer a benefit to YNB. A secondary factor limiting the growth in available for sale securities, were increased prepayment speeds on both fixed and floating rate mortgage related securities. Management anticipates principal paydowns in its mortgage-related securities to continue at the current high levels, unless overall interest rates increase. To mitigate the impact of prepayments, management has sold higher coupon fixed rate mortgage backed securities and purchased lower coupon fixed rate mortgage backed securities that should prepay at slower speeds.

The Investment Growth Strategy was increased $29,532,000 over the year-end 1997 level. The growth was in fixed and adjustable rate mortgage backed securities, which increased $23,811,000 and $9,529,000 respectively. Offsetting these increases, were declines of $2,000,000 in callable bonds and $1,858,000 in floating rate collateralized mortgage obligations.

Investment securities increased $342,000 or 1.3% to $27,254,000 at June 30, 1998 from $26,912,000 at December 31, 1997. The increase resulted from the purchases of longer term fixed rate tax-free municipal bonds that increased $3,471,000 to $12,290,000 at June 30, 1998 compared to $8,819,000 at December 31, 1997.
Offsetting this increase, was a decline in mortgage backed securities of $3,129,000 to $14,964,000 at June 30, 1998 from $18,093,000. This decrease was due to principal payments.

Loans

Total loans, net of unearned income increased $53,483,000 or 13.9% at June 30, 1998 to $439,234,000 from $385,751,000 at December 31, 1997. YNB's loan portfolio represented 62.9% of total assets at June 30, 1998 compared to 62.8% at December 31, 1997. YNB's lending focus continues to be on commercial loans and commercial real estate loans. The consolidation in YNB's market place, the emphasis placed on customer service, and relationship banking are key factors in continued strong loan growth. Strong competition from both bank and nonbank competitors coupled with a flat yield curve could result in comparatively lower yields on new and established lending relationships. In addition, borrowers concerns over the economy, real estate prices and interest rates could all be factors in future loan growth levels. Continued profitable loan growth is a key factor in meeting earnings growth goals.

------------------------------------------------------------------------------------------------------------------
 (in thousands)                                     6/30/98           12/31/97         Change            % change
------------------------------------------------------------------------------------------------------------------
Real Estate - mortgage
     Residential                               $       88,206   $       85,754     $     2,452               2.9%
------------------------------------------------------------------------------------------------------------------
     Commercial                                       146,808          134,499          12,309               9.2
------------------------------------------------------------------------------------------------------------------
     Home equity                                       23,093           23,805            (712)              3.0
------------------------------------------------------------------------------------------------------------------
Commercial and agricultural                           112,945           88,228          24,717              28.0
------------------------------------------------------------------------------------------------------------------
Real estate - construction                             35,578           28,182           7,396              26.2
------------------------------------------------------------------------------------------------------------------
Consumer                                               23,413           18,519           4,894              26.4
------------------------------------------------------------------------------------------------------------------
Other loans                                             9,191            6,764           2,427              35.9
------------------------------------------------------------------------------------------------------------------
Total loans                                     $     439,234    $     385,751     $    53,483              13.9%
------------------------------------------------------------------------------------------------------------------

The table above lists the loan growth by component for the period of December 31, 1997 to June 30, 1998. Commercial and agricultural loans had the greatest growth increasing $24,717,000 in the period and accounting for nearly half of the total increase in outstanding totals. Real estate - commercial loans had the second greatest growth increasing $12,309,000. This is a reflection on management's focus on these markets. All other loan components increased with the exception of home equity loans. To address the declining home equity loan portfolio, YNB lowered its rates on all home equity products on March 1, 1998. In the short term, the home equity portfolio continues to decrease but management believes that in the long term this strategy should make YNB's home equity product more competitive in the marketplace.

Liabilities

The following table provides information concerning YNB' deposit base at June 30, 1998 and December 31, 1997.

------------------------------------------------------------------------------------------------------------------
(in thousands)                                      6/30/98          12/31/97           Change          % Change
------------------------------------------------------------------------------------------------------------------
Noninterest bearing demand
     deposits                                  $       71,253   $       66,560    $       4,693              7.1%
------------------------------------------------------------------------------------------------------------------
Interest bearing demand deposits                       49,846           44,520            5,326             12.0
------------------------------------------------------------------------------------------------------------------
Money market deposits                                  42,752           39,937            2,815              7.0
------------------------------------------------------------------------------------------------------------------
Savings deposits                                       74,840           75,047             (207)             0.3
------------------------------------------------------------------------------------------------------------------
Certificates of deposit of $100,000
     or over                                           26,873           21,556            5,317             24.7
------------------------------------------------------------------------------------------------------------------
Other time deposits                                   210,227          175,324           34,903             19.9
------------------------------------------------------------------------------------------------------------------
Total                                           $     475,791    $     422,944    $      52,847             12.5%
------------------------------------------------------------------------------------------------------------------

YNB's deposit base is the principal source of funds supporting interest-bearing assets. Total deposits increased $52,847,000 or 12.5% to $475,791,000 at June 30, 1998 compared to $422,944,000 at December 31, 1997. Certificates of deposit were competitively priced throughout the first six months of 1998 to fund net new loan growth. Growth in YNB's deposit base in 1998 continued to be principally in higher costing certificates of deposit, which account for 76.1% of the increase in deposits. In June, YNB began to market its certificates of deposit through a nationwide computer based service. This service allows YNB to have access to a wider market to raise needed funding. YNB has raised approximately $10,000,000 from this market.

YNB continued to show strong growth in noninterest bearing demand deposit accounts, which increased $4,693,000 or 7.1%. Sustained growth was also reflected in the lower cost funding sources of interest bearing checking and money market deposit accounts. This growth resulted from YNB's overall philosophy of building and maintaining long-term customer relationships and remains the key to further expanding the core deposit base, which, in turn, presents opportunities for YNB to cross-sell its services.

However, lower cost deposit growth levels are not adequate to meet current or projected loan demand. This has resulted in an increased reliance on higher rate certificates of deposit to provide the required funding. As a result, certificates of deposit, the most expensive deposit funding source, available to YNB, increased to 49.8% of total deposit at June 30, 1998 from 46.5% at December 31, 1997. YNB continues to seek lower cost funding sources. One source is opening new branches to serve a wider market area. Management anticipates opening its 10th branch in August 1998 in Pennington, New Jersey. Management believes this will be a strong market for both deposit and loan products. With the continued consolidation in the market place, additional branch opportunities are possible.

Borrowed Funds

Borrowed funds totaled $165,907,000 at June 30, 1998 compared to $134,316,000 at December 31, 1997. The increase for the first six months of 1998 was $31,591,000 or 23.5%. The majority of the increase was in repurchase agreements relating to the Investment Growth Strategy, which increased $20,420,000 or 20.4% to $120,470,000 at June 30, 1998 compared to $100,050,000 at December 31, 1997. As shorter-term repurchase agreements have matured, management has utilized attractively priced callable repurchase agreements to reduce interest expense. These repurchase agreements typically have a maturity of five to ten years and can be called after a lock out period ranging from one to two years. At June 30, 1998, $61,500,000 or 51.1% of the repurchase agreements were in callable repurchase agreements compared to $10,000,000 or 10.0% at year-end 1997.

YNB had Federal Home Loan Bank of New York (FHLB) advances outstanding of $44,327,000 at June 30, 1998. As advances have matured, management has shifted FHLB advances from shorter-term advances into callable advances. At June 30, 1998 callable advances outstanding totaled $33,500,000 as compared to $10,000,000 at December 31, 1997. Callable FHLB advances have terms of ten years and call dates ranging from one to five years.

The callable FHLB Advances and repurchase agreements have allowed YNB to lower its borrowing costs, while at the same time extending the terms. In the event that rates rise, the callable borrowings will be called. In the event of falling interest rates, callable borrowings will not be called and could remain outstanding until maturity.

YNB has the ability to borrow up to $32,684,000 from the FHLB through it line of credit program, subject to collateral requirements. In addition, YNB is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock requirements, collateral requirements and other restrictions. YNB also maintains unsecured federal funds lines with four commercial banks totaling $23,000,000 for daily funding needs. YNB's funding strategy is to rely on deposits to fund new loan growth whenever possible and to rely on borrowed funds as a secondary funding source for loans.

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On October 16, 1997, YNB through its subsidiary Yardville Capital Trust completed the sale of $11,500,000, 9.25%, Trust Preferred Securities. For regulatory capital purposes the entire amount of the issue is treated at Tier 1 capital at the holding company level. Approximately $7,500,000 of the proceeds was invested in earning assets and an additional $2,965,000 was used to fund the stock repurchase program. The remaining funds were used for various corporate purposes.

Capital

Stockholders' equity at June 30, 1998 totaled $38,813,000, a decrease of $932,000 or 2.3% compared to $39,745,000 at December 31, 1997. This decrease resulted from the following factors:
(i)      Net income of $2,716,000 less cash dividend payment of $704,000.
(ii) The unrealized gain on available for sale securities were $124,000 at December 31, 1997 compared to an unrealized loss of $178,000 at June 30, 1998. This shift resulted in a $302,000 reduction in stockholders' equity.
(iii)    Proceeds of $323,000 from exercised options.
(iv) Repurchase of 167,300 shares of YNB stock, which are listed as treasury stock in the amount of $2,965,000.

The decline in the capital ratios from December 31, 1998 to June 30, 1998 was caused by the combination of strong asset growth and declining Stockholders' equity. The primary cause for the decline in Stockholders' Equity was the repurchase of 167,300 shares at a total cost of $2,965,000. Because the stock repurchase program is nearly completed, its impact on future capital formation rates will be far less than the impact for the first six months of 1998. Management remains committed to keeping YNB a well-capitalized institution under the prompt corrective action rules.

The following table sets forth regulatory capital ratios for the Holding Company and the Bank as of June 30, 1998 and December 31, 1997

                                                           Amount                                    Ratios
------------------------------------------------------------------------------------------------------------------
dollars in thousands                             6/30/98          12/31/97          6/30/98          12/31/97
------------------------------------------------------------------------------------------------------------------
Risk-based capital:
     Tier 1
          the Holding Company                  $       50,419   $       51,121            10.8%            12.2%
          the Bank                                     48,899           46,496            10.5              11.2
     Total
          the Holding Company                          56,260           56,346            12.0              13.5
          the Bank                                     54,661           51,675            11.7              12.5
------------------------------------------------------------------------------------------------------------------
Tier 1 leverage:
          the Holding Company                          50,419           51,121             7.8               9.5
          the Bank                             $       48,899   $       46,496             7.2%              8.7%
------------------------------------------------------------------------------------------------------------------

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of 4.0%; a Tier 1 risk-based asset capital ratio of 4.0% and a total risked based capital ratio of 8.0%. To be considered "well capitalized" an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At June 30, 1998, YNB and the bank both exceeded the above ratios required to be considered well capitalized.

On October 28, 1997, Yardville National Bancorp's Board of Directors authorized management to repurchase up to 172,000 shares of YNB's common shares in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. As of June 30, 1998, as part of an overall capital plan, 167,300 shares were repurchased at an average price of $17.72 per share. The stock repurchase program is part of an overall plan to effectively manage capital.

Credit Quality

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of June 30, 1998 and December 31, 1997.

Nonperforming Assets
-------------------------------------------------------------------------------------------------
(in thousands)                                                        6/30/98          12/31/97
-------------------------------------------------------------------------------------------------
Nonaccrual loans:
-------------------------------------------------------------------------------------------------
     Commercial and agricultural                               $         1,232      $        515
-------------------------------------------------------------------------------------------------
     Real estate - mortgage                                                459               384
-------------------------------------------------------------------------------------------------
     Real estate - construction                                          2,106             2,106
-------------------------------------------------------------------------------------------------
     Consumer                                                               31                38
-------------------------------------------------------------------------------------------------
     Other                                                                 312               312
-------------------------------------------------------------------------------------------------
          Total                                                          4,140             3,355
-------------------------------------------------------------------------------------------------
Restructured loans                                                          --               969
-------------------------------------------------------------------------------------------------
Loans 90 days or more past due:
-------------------------------------------------------------------------------------------------
     Commercial                                                              4                --
-------------------------------------------------------------------------------------------------
     Real estate - mortgage                                                606               886
-------------------------------------------------------------------------------------------------
     Consumer                                                              185               105
-------------------------------------------------------------------------------------------------
          Total                                                            795               991
-------------------------------------------------------------------------------------------------
Total nonperforming loans                                                4,935             5,315
-------------------------------------------------------------------------------------------------
Other real estate                                                        3,216             3,171
-------------------------------------------------------------------------------------------------
Total nonperforming assets                                     $         8,151      $      8,486
-------------------------------------------------------------------------------------------------

At June 30, 1998, nonperforming loans, consisting of loans 90 days and more past due, restructured loans and nonaccrual loans, totaled $4,935,000 compared to $5,315,000 at December 31, 1997. Other real estate at June 30, 1998 totaled $3,216,000 compared to $3,171,000 at December 31, 1997. Total nonperforming assets at June 30, 1998 were $8,151,000 a $335,000 or 3.9% decrease over nonperforming asset levels at December 31, 1997. Nonperforming assets as a percentage of total assets were 1.17% at June 30, 1998 compared to 1.38% at December 31, 1997. Nonperforming assets as a percentage of total loans and other real estate were 1.8% at June 30, 1998 compared to 2.2% at December 31, 1997. The improvement in these ratios is due to both strong asset and loan growth rates, and a decrease in nonperforming assets. YNB continues to actively manage nonperforming assets with the goal of reducing these assets in relationship to the total loan portfolio. Whenever possible, existing loan relationships are being restructured in an effort to return these loans to performing status.

The allowance for loan losses increased to $6,103,000 or 1.39% of total loans at June 30, 1998 compared to $5,570,000 or 1.44% at December 31, 1997. The provision for loan losses for the first six months of 1998 was $900,000 with net charge-offs totaling $367,000. The allowance for loan losses as a percentage of nonperforming loans was 123.7% at June 30, 1998 compared to 104.80% at December 31, 1997. At June 30, 1998 the allowance for loan losses in management's judgement is considered adequate in relation to credit risk exposure levels.

Results of Operations

Net Income

YNB reported net income of $2,716,000 for the six months ended June 30, 1998 an increase of $249,000 or 10.1% over the same period in 1997. The increase in net income for the six months ended June 30, 1998, compared to the same period in 1997, is primarily attributed to higher net interest income and improved non-interest income, offset by a higher provision for loan losses due to increased loan volume, and increased non-interest expense. On a per share basis, basic and diluted earnings per share were $0.54 and $0.53 respectively for the six months ended June 30, 1998 compared to $0.49 for both basic and diluted earnings per share for the six months ended June 30, 1997.

On a quarterly basis, net income for the second quarter of 1998 was $1,382,000 and represents a $127,000 or 10.1% increase over net income for the same period of 1997. On a per share basis, basic and diluted earnings per share for the second quarter of 1998 were both $0.27 compared to basic and diluted earnings per share for the same period of 1997 of $0.25. The increase in net income and earnings per share for the quarter is due to the same reasons discussed above.

Net Interest Income

YNB's net interest income for the first six months of 1998 was $10,857,000 an increase of $1,311,000 or 13.7% from the same period in 1997. The principal factors contributing to this increase were an increase in interest income of $4,546,000 resulting from increased loan and investment balances offset by an increase of $3,235,000 in interest expense. This increase in interest expense was due to higher volume of and higher costs on CDs, a higher level of borrowed funds and the interest associated with YNB's Trust Preferred Securities.

The net interest margin (tax equivalent basis) between the yield on average earning assets and the cost of average funding liabilities, for the six months ended June 30, 1998, was 3.66% a 33 basis point or 8.3% decline compared to 3.99% for the same period in 1997. The principal factors causing the narrowing of the net interest margin were lower yields on securities and loans, and higher cost of certificates of deposit and trust preferred securities.

On a quarterly basis, net interest income was $5,078,000 an increase of $150,000 or 3.0% when compared to the same period in 1997. The net interest margin (tax equivalent basis) for the three months ended June 30, 1998 was 3.64% a 44 basis point or 10.8% decrease for the same period of 1997. The reasons for the decline were the same as discussed above.

The net interest margin for all 1998 and 1997 comparative periods is negatively impacted by YNB's Investment Growth Strategy. This strategy involves purchasing investments utilizing repurchase agreements or other funding sources. The targeted spread on this strategy is 75 basis points after tax. Because of the narrow targeted spread on this strategy, there will be a negative impact to the net interest margin and return on assets. The balance outstanding in the Investment Growth Strategy at June 30, was approximately $137,739,000 compared to $57,100,000 at June 30, 1997.

Conversely, this strategy increases both return on equity and earnings per share, the primary goals of the strategy.

Interest Income

For the six months ended June 30, 1998 total interest income was $24,112,000 an increase of $4,546,000 or 23.2% when compared to interest income of $19,566,000 for the same period in 1997. The increase is due to higher average balances in both loans and securities, which is partially offset by lower yields on both asset types. Average loans increased $70,120,000 or 20.5% while the yield declined 2 basis points to 8.79% from 8.81%. The decline in loan yields reflects strong competition for loans in YNB's market. The higher average levels and lower yields resulted in interest and fees on loans for the six months ended June 30, 1998 increasing $3,046,000 or 20.2% to $18,142,000 from $15,096,000 for the same period in 1997. Average securities outstanding for the six months ended June 30, 1998 increased $51,091,000 or 38.6% to $183,461,000 when compared to the $132,370,000 the same period of 1997. Over the same period, the yield on the securities portfolio decreased 8 basis points to 6.27% from 6.35%. These factors resulted in interest on securities increasing $1,547,000 to $5,749,000 for the six months ended June 30, 1998 compared to $4,202,000 for the same period in 1997. Overall, the yield on YNB's interest earning asset portfolio decreased 9 basis points to 7.97% for the six months ended June 30, 1998 from the 8.06% for the same period in 1997.

For the second quarter of 1998, total interest income was $12,421,000 an increase of $2,393,000 or 23.9% when compared to the $10,028,000 for the second quarter of 1997. The increase was due to higher outstanding balances in both investments and loans offset by lower yields on both asset types. Overall yield on earnings assets for the second quarter of 1998 was 7.96% a 19 basis point drop from the 8.15% yield for the same period in 1997.

Interest Expense

Total interest expense increased $3,235,000 or 32.3% to $13,255,000 for the first six months of 1998 compared to $10,020,000 for the same period in 1997. The increase in interest expense for the comparable time period resulted from a larger deposit base; an increase in other borrowed funds, the interest costs associated with the Trust Preferred Securities, and higher certificate of deposit costs. Offsetting these factors were lower cost on the core savings, money market and interest bearing checking accounts and lower cost on other borrowed funds. The average rate paid on interest bearing liabilities for the six months ended June 30, 1998 increased 19 basis points to 4.96% from 4.77% for the same period of 1997. A major factor in the increase in the cost of interest bearing liabilities is the interest costs associated with the Trust Preferred Securities that account for 10 basis points or 52.6% of the 19 basis points of increase for the period.

Interest on time deposits under $100,000 increased $962,000 to $5,604,000 for the six months ended June 30, 1998 from $4,642,000 for the same period in 1997. This increase was caused by an increase in the average outstanding balance of $33,084,000 to $195,663,000 for the six months ended June 30, 1998, when compared to the average balance of $162,579,000 for the six months ended June 30, 1997. During the first six months of 1998, YNB offered attractive rates on CDs to fund loan growth.

Interest expense on borrowed funds increased $1,761,000 to $3,977,000 for the first six months of 1998 when compared to the $2,216,000 for the same period in 1997. The increase was caused by a $64,635,000 increase in the average balance outstanding for the six months ended June 30, 1998 when compared to the same period in 1997. The rate paid on borrowed funds declined 14 basis points for the six months ended June 30, 1998 to 5.61% from the 5.75% for the same period last year. The primary cause for the increase in interest expense on borrowed funds is the higher level of borrowings used to fund the investment growth strategy. The overall decrease in rate was caused by the shifting of borrowed funds out of fixed term products into convertible products at lower interest rates.

Total interest expense for the second quarter of 1998 increased $1,743,000 or 34.2% to $6,843,000 from $5,100,000 for the same period in 1997. The overall cost of interest bearing liabilities increased 18 basis points to 4.97% from 4.79% in the second quarter of 1997. Approximately 8 basis points or 44.4% of the increase resulted from the interest expense associated with the Trust-Preferred Securities. The other factors contributing to higher interest expense was an increase of $124,994,000 or 29.4% in the average balance of interest bearing liabilities for the three months ended June 30, 1998 to $550,830,000 compared to $425,836,000 for the same period in 1997. Offsetting the increase in the outstanding balances, were lower yields on savings, money markets and interest bearing checking accounts. In addition, the overall costs of borrowed funds declined due to the factors listed above.

While YNB desires to fund asset growth with lower cost savings, money markets, interest bearing checking and non-interest bearing demand deposits, this is not always possible as asset growth rates continue to exceed the growth rate in these deposit types. To meet the funding needs, YNB anticipates continued reliance on higher cost retail CDs and, to a lesser extent, borrowed funds.

Provision for Loan Losses

YNB provides for possible loan losses by a charge to current operations. The provision for loan losses for the six months ended June 30, 1998 was $900,000, a 56.5% increase over the $575,000 provision recorded for the same period of 1997. For the three months ended June 30, 1998, the provision for loan losses was $500,000, a 66.7% increase over the $300,000 for the same period in 1997. The increase in the provision was primarily due to the strong loan growth recorded in both the first quarter and first six months of 1998. Management believes that the reserve for loan losses is adequate in relation to the credit risk exposure levels.

Non-interest Income

Total non-interest income for the first six months of 1998 was $1,420,000 an increase of $180,000 or 14.5% over non-interest income of $1,240,000 for the same period in 1997. The increase is primarily due to increases in service charges on deposit accounts and other non-interest income. Service charges on deposit accounts increased $50,000 or 8.8% for the first six months of 1998 compared to the same period in 1997. The increase in service charges is primarily due to both growth in the deposit base for the comparable periods and an increased effort to collect charges and fees on existing deposit relationships. YNB also recorded gains on sale of available for sale securities and mortgages totaling $71,000 for the first six months of 1998 compared to $16,000 for the same period last year. The increase in these gains represent 30.6% of the total increase in non-interest income. These gains reflect routine sales. Other non-interest income increased $75,000 or 11.5% for the first six months of 1998 compared to the same 1997 period. The increase is principally due to additional income derived from life insurance assets which totaled $342,000 a $72,000 or 26.7% increase over the $270,000 for the same period last year. The increase is due to higher average balance of life insurance assets at a lower comparative yield. In the second quarter, YNB began offering its customers the ability to purchase annuities and mutual funds through its YNB Financial Services subsidiary. Total income from the sale of mutual funds and annuities totaled $11,000 and represents one month of revenue. Management believes that this service can be developed into a valuable contributor of non-interest income. Management continues to closely evaluate both traditional and non-traditional sources of new non-interest income as part of a longer-term strategy to increase earnings.

For the three months ended June 30, 1998, total non-interest income increased $98,000 or 15.5% based on the factors discussed above. Of particular importance were a $29,000 increase in gain on sale of mortgages and securities, $11,000 earned from the sale of mutual funds and annuities and the factors discussed above.

Non-interest Expense

Total non-interest expense increased $768,000 or 12.0% to $7,177,000 for the first six months of 1998 compared to $6,409,000 for the same period in 1997. The increase in non-interest expenses was primarily due to increases in salary and employee benefits, equipment expense and other non-interest expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets, were 2.23% for the first six months of 1998 compared to 2.50% for the same period of 1997. YNB's efficiency ratio for the first six months of 1998 was 58.5% an improvement over the 59.4% for the same period in 1997. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources.

Salary and employee benefits increased $271,000 or 7.4% to $3,940,000 for the first six months of 1998 compared to $3,669,000 for the same period in 1997. Salary expense increased $310,000 reflecting increased staffing levels and normal salary increases. Benefit expense decreased $39,000 due to reduction in the expenses associated with post retirement benefits.

Equipment expense increased $90,000 or 17.0% to $618,000 for the first six months of 1998 from $528,000 for the same period in 1997. The equipment costs increase reflects the continuing efforts of YNB to maintain and upgrade technology in order to provide the highest quality service as well as resolving Year 2000 issues. YNB is in the process of two purchases, which will further increase equipment expense. The first is a $323,000 purchase of new and more powerful main frame computer. The new system will allow YNB to offer new products and services and to continue to expand its customer base. The second is the $200,000 purchase of a new reader sorter. The new machine will replace the older machine that was not year 2000 compliant. Management believes that the purchase of a new reader sorter represents the largest equipment purchase associated with year 2000 issues. This continued investment in upgraded technology allows YNB to operate in a more efficient manner. Better technology increases the productivity of YNB staff and helps to control salary and benefit costs.

Occupancy expense for the first six months of 1998 was $495,000 an increase of $20,000 or 4.2% compared to $475,000 for the same period in 1997. The increase was due to the leasing of additional space for the East Windsor branch and routine rent increases. Occupancy expense will increase in the third quarter when the Pennington branch opens in August. In the second quarter, YNB signed a lease for a 45,000 square foot corporate headquarters building. This new location will include a full service bank branch as well as it will bring together all senior management in one location. The major benefits of the corporate headquarters include, room for expansion and improved communication among the various function areas of YNB. Total overhead associated with the new headquarters is estimated to be approximately $1,000,000 per year. Management anticipates occupying the new headquarter in October 1999.

Other non-interest expenses increased $387,000 or 22.3% to $2,124,000 for the six months ended June 30, 1998 when compared to the $1,737,000 for the same period in 1997. Most of the expense increase was related to higher costs associated with the higher volumes and larger size of YNB. The most significant increases in other non-interest expense include the following. First, amortization of the issuance costs of Yardville Capital Trust were $80,000 in the six months ended June 30, 1998 and account for 20.7% of the total increase in other non-interest expenses. New Jersey State corporate income tax increased $89,000 due to the improved earnings of YNB. This increase accounts for 23.0% of the total increase in non-interest expenses. Outside fees, including audit, examination and consulting fees increased $104,000 and account for 26.9% of the total increase. This increase reflects the use of consultants on various projects that YNB is involved. One project involves restructuring certain checking and interest bearing checking accounts so that these deposits will no longer be subject to reserve requirements under the Federal Reserve Bank's Regulation D. This project was successfully completed in April 1998 as discussed earlier. A key focus of YNB remains controlling the increase in non-interest expenses.

For the three months ended June 30, 1998 total non-interest expense increased $343,000 or 10.3% to $3,673,000 from $3,330,000 for the same period in 1997.
Total non-interest expenses, on an annualized basis, as a percentage of average assets were 2.21% for the three months ended June 30, 1998 compared to 2.56% for the same period of 1997. YNB's efficiency ratio for the three months ended June 30, 1998 was 58.2% an improvement over the 59.9% for the same period in 1997. Salary and employee benefits increased $145,000 or 7.8% to $1,997,000 from $1,852,000 for the same period in 1997. Occupancy expense increased $21,000 or 8.7% to $262,000 from $241,000 for the same period in 1997. Other non-interest expense increased $133,000 or 13.9% to $1,092,000 from $959,000 for the same period in 1997. The causes for these increases were discussed above.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB's market risk from December 31, 1997 except as discussed below. For information regarding YNB's market risk refer to the Company's 1997 Annual Report to stockholders.

Changes in Earning Risk

Net interest income over the next twelve-month period indicates a larger risk to lower rates (-300 basis points) at June 30, 1998 than reported at December 31, 1997. Comparing the simulation results of this low rate scenario to the flat rate interest rate scenario indicates a -9.4% change in net interest income compared to -4.4% at year end 1997. The cumulative one-year negative closed to -2.6% of assets at June 30, 1998 compared to -13.3% at year-end. The dollar change in the gap was $63,000,000. The reasons for this change in short term earnings risk profile include:

         1)  The origination of floating rate commercial loans of $24,000,000.
         2)  An increase in overnight Federal funds of $12,400,000.
         3) The addition of $79,000,000 of fixed rate and convertible borrowings, which are non-rate sensitive in lower interests rate environments.
         4) An increase in certificates of deposit of $19,300,000 with maturities greater than one year.

At the same time as liability durations extended, the investment portfolio duration decreased with expected repricing beyond one year increasing $10,000,000. Prepayment speeds on mortgage backed securities has increased and this has shorten investment cash flows considerably. Management has taken steps to sell faster paying mortgage pools and purchase lower coupon mortgage backed securities with slower prepayment speeds.

Changes in Market risk

With the addition of callable repurchase agreements and FHLB advances, the market risk profile of YNB has changed. Management measures market risk by changes in the Economic Value of Portfolio Equity (EVPE) as a percentage of total assets with rate shifts of +/- 200 basis points.

EVPE analysis is an indication of long-term market risks in the balance sheet. It measures the present value of asset and liability cash flows based on current inventory and market rates to determine the present value of equity. The present value of equity is subsequently measured by shifting interest rates by +/- 200 basis points to observe the variances as a percentage of total assets. It is management's intention to maintain modest changes in this measure with a target of below 3%.

At June 30, 1998, the EVPE changes by -2.17% for rate shifts of +200 and -1.17% for rate shifts of -200 basis points. The non-symmetry of the results is indicative of the callable funding booked in the quarter. This compares to changes of -1.80% and 0.00% respectively at December 31, 1997.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

Not Applicable.

Item 2:  Changes in Securities and Use of Proceeds

Not Applicable.

Item 3:  Defaults Upon Senior Securities

Not Applicable.

Item 4:  Submission of Matters to a Vote of Securities Holders

The annual stockholders meeting of Yardville National Bancorp was held Tuesday, April 28, 1998.

The following matter was submitted to a vote at the meeting:

The election of the following nominees as directors, the vote with respect to each nominee was as followed:

------------------------------------------------------------------------------
Nominee                              Votes for             Votes withheld
------------------------------------------------------------------------------
Anthony M. Giampetro                 4,077,025                  7,791
------------------------------------------------------------------------------
Patrick M. Ryan                      4,078,925                  5,891
------------------------------------------------------------------------------
F. Kevin Tylus                       4,080,825                  3,991
------------------------------------------------------------------------------
Elbert G. Basolis, Jr.               4,081,025                  3,791
------------------------------------------------------------------------------

Directors whose terms continue beyond this Annual Stockholders Meeting.

C. West Ayres
Jay G. Destibats, Chairman of the Board
Gilbert W. Lugossy
Weldon J. McDaniel, Jr.
Lorraine Buklad
Sidney L. Hofing
James J. Kelly
Louis R. Matlack

Item 5:  Other Information

Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

See attached exhibits. There were no Form 8-K reports filed during the quarter for which this report is filed.

                                INDEX TO EXHIBITS
   Exhibit
   Number                            Description                          Page
 ---------     ----------------------------------------------------------------
(H)       3.1  Restated Certificate of Incorporation of the Company,
               as amended by the Certificate of Amendment thereto filed on March 6, 1998.

(B)       3.2  By-Laws of the Company

(B)       4.1  Specimen Share of Common Stock

(I)       4.2  See Exhibits 3.1 and 3.2 for the Registrant's Certificate
               of Incorporation and By-Laws, which contain provisions defining the rights of stockholders of the Registrant.

(I)       4.3  Amended and Restated Trust Agreement dated October 16,
               1997, among the Registrant, as depositor, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust.

(I)       4.4  Indenture dated October 16, 1997, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant's 9.25% Subordinated Debentures due 2027.

(I)       4.5  Preferred Securities Guarantee Agreement dated as of
               October 16, 1997, between the Registrant and Wilmington Trust Company, as trustee, relating to the Preferred Securities of Yardville Capital Trust.

(D)      10.1  Employment Contract between Registrant and Patrick M. Ryan.

(D)      10.2  Employment Contract between Registrant and Jay G. Destribats

(G)      10.3  Employment Contract between Registrant and Stephen F. Carman

(G)      10.4  Employment Contract between Registrant and James F. Doran

(G)      10.5  Employment Contract between Registrant and Richard A. Kauffman

(G)      10.6  Employment Contract between Registrant and Mary C. O'Donnell

(G)      10.7  Employment Contract between Registrant and Frank Durand III

(G)      10.8  Salary Continuation Plan for the Benefit of Patrick M. Ryan

   Exhibit
   Number                            Description                          Page
 ----------    ----------------------------------------------------------------
(D)          10.9  Salary Continuation Plan for the Benefit of Jay G. Destribats

(E)         10.10  1988 Stock Option Plan

(A)         10.11  1994 Stock Option Plan

(A)         10.12  Directors' Deferred Compensation Plan

(B)         10.13  Lease Agreement between Jim Cramer and the Bank dated
                   November 3, 1993

(A)         10.14  Lease between Richardson Realty Company and the Bank dated
                   November 18, 1994

(A)         10.15  Agreement between the Lalor Urban Renewal Limited Partnership and the Bank dated October, 1994

(C)         10.16  Survivor Income Plan for the Benefit of Stephen F. Carman

(C)         10.17  Lease Agreement between Devon Inc. and the Bank dated as of
                   February 9, 1996

(F)         10.18  1997 Stock Option Plan

(G)         10.19  Employment contract between Registrant and Howard N. Hall

(G)         10.20  Employment contract between Registrant and Sarah J. Strout

(G)         10.21  Employment contract between Registrant and Nina D. Melker

(G)         10.22  Employment contract between Registrant and Timothy J. Losch

(G)         10.23  Survivor Income Plan for the Benefit of Timothy J. Losch

(G)         10.24  Lease Agreement between the Ibis Group and the Bank dated
                   July 1997

(H)         10.25  Lease agreement between Hilton Realty Co. of Princeton and the bank dated March 31, 1998.

   Exhibit
   Number                            Description                          Page
 ----------    ----------------------------------------------------------------
(H)          10.26  Amendments to the 1994 Stock Option Plan.

             10.27  Lease agreement between Crestwood Construction
                    and the Bank dated May 25, 1998                           26

             10.28  Lease addendum between Gardeners Property Partnership
                    and the bank dated March 1998.                            47


             27.1   Financial Data Schedule                                   56

      (A) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A filed on July 25, 1995

      (B)           Incorporated by reference to the Registrant's
                    Registration Statement on Form SB-2 (Registration No. 33-78050)

      (C) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for fiscal year ended December 31, 1995

      (D) Incorporate by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996

      (E) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997, as amended by Form 10-Q/A filed on August 15, 1997

      (F)           Incorporated by reference to the Registrant's
                    Registration Statement on Form S-8 (Registration NO. 333-28193)

      (G) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997

      (H) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, as amended by Form 10-Q/A filed June 9, 1998

      (I)           Incorporated by reference to the Registrant's
                    Registration Statement on Form S-2 (Registration Nos. 333-35061 and 333-35061-01)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            YARDVILLE NATIONAL BANCORP
                                            --------------------------
                                                     (Registrant)


Date:  August 10, 1998                      By:  /s/ Stephen F. Carman
       --------------------                 --------------------------
                                                 Stephen F. Carman
                                                 Executive Vice President and
                                                 Chief Financial Officer