Form 10-Q
period 1998-09-30
YARDVILLE NATIONAL BANCORP
filed 1998-11-12
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10 Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
      For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
     For transition period from

             Commission File Number: 0-26086

                           YARDVILLE NATIONAL BANCORP
                           --------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                   22-2670267
 --------------------------------             ---------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1998

Common Stock, no par value                                  4,968,174
--------------------------                         ----------------------------
        Class                                      Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1            FINANCIAL INFORMATION                                PAGE NO.
--------------------------------------------------------------------------------

Item 1.           Financial Statements

                  Consolidated Statements of Condition
                  September 30, 1998 and December 31, 1997                   3

                  Consolidated Statements of Income
                  Three and nine months ended September 30, 1998 and 1997    4

                  Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1998 and 1997              6

                  Notes to Consolidated Financial Statements                 7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             10

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk                                         27

PART 2            OTHER INFORMATION
-----------------------------------

Item 1.           Legal Proceedings                                         28

Item 2.           Changes in Securities and Use of Proceeds                 28

Item 3.           Defaults Upon Senior Securities                           28

Item 4.           Submission of Matters to a Vote of Securities Holders     28

Item 5.           Other Information                                         28

Item 6.           Exhibits and Reports on Form 8-K                          29

SIGNATURES                                                                  32

Exhibit 27.1 Financial Data Schedule                                        33

Item 1.  Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                                          September 30,         December 31,
                                                                         ----------------    ----------------
(in thousands, except for share data)                                         1998                 1997
                                                                         ----------------    ----------------
Assets:
Cash and due from banks                                                   $  14,080              $ 18,923
Federal funds sold                                                            3,870                 1,500
                                                                         ----------           -----------
     Cash and Cash Equivalents                                               17,950                20,423
                                                                         ----------           -----------
Interest bearing deposits                                                     1,360                 2,219
Securities available for sale                                               192,614               159,724
Investment securities (market value of $28,445 in 1998 and
     $26,848 in 1997)                                                        28,111                26,912

Loans                                                                       459,467               385,751
     Less: Allowance for loan losses                                         (6,229)               (5,570)
                                                                         ----------           -----------
     Loans, net                                                             453,238               380,181
Bank premises and equipment, net                                              6,111                 5,192
Other real estate                                                             5,084                 3,171
Other assets                                                                 21,204                16,864
                                                                         ----------           -----------
     Total Assets                                                       $   725,672              $614,686
                                                                         ----------           -----------
Liabilities and Stockholders' Equity:
Deposits
     Non-interest bearing                                               $    67,947              $ 66,560
     Interest bearing                                                       419,624               356,384
                                                                         ----------           -----------
     Total Deposits                                                         487,571               422,944
                                                                         ----------           -----------
Borrowed funds
     Securities sold under agreements to repurchase                         103,310               100,050
     Other                                                                   75,561                34,266
                                                                         ----------           -----------
     Total Borrowed Funds                                                   178,871               134,316

Company - obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust holding solely junior
     Subordinated Debentures of the Company                                  11,500                11,500
Other liabilities                                                             7,157                 6,181
                                                                         ----------           -----------
     Total Liabilities                                                  $   685,099              $574,941
                                                                         ----------           -----------
Stockholders' equity
Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
Common Stock:  no par value
     Authorized 12,000,000 shares
     Issued and outstanding 4,968,174 in 1998
          and 5,082,050 shares in 1997                                       20,399                17,703
Surplus                                                                       2,205                 2,205
Undivided profits                                                            20,393                19,713
Common stock in treasury, at cost:
     170,300 shares in 1998                                                  (3,008)                   --
Accumulated other comprehensive income                                          584                   124
                                                                         ----------           -----------
     Total Stockholders' Equity                                              40,573                39,745
                                                                         ----------           -----------
     Total Liabilities and Stockholders' Equity                         $   725,672              $614,686
                                                                         ----------           -----------


Shares and related amounts adjusted for two-for-one stock split declared December 23, 1997 and 2.5% stock dividend declared March 25, 1998.
See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                            Three Months Ended
                                                                               September 30,
                                                                    --------------------------------
(in thousands, except for share data)                                         1998            1997
                                                                              ----            ----
INTEREST INCOME:
Interest and fees on loans                                           $      9,922      $     8,106
Interest on deposits with banks                                                76               34
Interest on securities available for sale                                   2,791            1,661
Interest on investment securities:
     Taxable                                                                  192              311
     Exempt from Federal income tax                                           165              100
Interest on Federal funds sold                                                 63               45
                                                                     ------------      -----------
     Total Interest Income                                                 13,209           10,257
                                                                     ------------      -----------
INTEREST EXPENSE:
Interest on savings account deposits                                        1,320            1,285
Interest on certificates of deposit of $100,000 or more                       352              320
Interest on other time deposits                                             3,146            2,551
Interest on borrowed funds                                                  2,371            1,060
Interest on trust preferred securities                                        266               --
                                                                     ------------      -----------
     Total Interest Expense                                                 7,455            5,216
                                                                     ------------      -----------

     Net Interest Income                                                    5,754            5,041
Less provision for loan losses                                                500              275
                                                                     ------------      -----------
     Net Interest Income After Provision for Loan Losses                    5,254            4,766
                                                                     ------------      -----------
NON-INTEREST INCOME:
Service charges on deposit accounts                                          317               307
Gains on sales of mortgages, net                                              11                12
Security gains, net                                                           24                 4
Other non-interest income                                                    444               324
                                                                     ------------      -----------
      Total Non-Interest Income                                              796               647
                                                                     ------------      -----------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                             2,120             1,880
Occupancy expense, net                                                       286               253
Equipment                                                                    320               281
Other non-interest expense                                                 1,186             1,047
                                                                     ------------      -----------
     Total Non-Interest Expense                                            3,912             3,461
                                                                     ------------      -----------
Income before income tax expense                                           2,138             1,952
Income tax expense                                                           730               687
                                                                     ------------      -----------
     Net Income                                                      $     1,408       $     1,265
                                                                     ------------      -----------
EARNINGS PER SHARE:
Basic                                                                $      0.28       $      0.25
Diluted                                                              $      0.28       $      0.25
                                                                     ------------      -----------
Weighted average shares outstanding:
Basic                                                                      4,970             5,071
Diluted                                                                    5,013             5,135
                                                                     ------------      -----------

Shares and related amounts adjusted for two-for-one stock split declared December 23, 1997 and 2.5% stock dividend declared March 25, 1998.
See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                 September 30,
                                                                      ----------------  ----------------
(in thousands, except for share data)                                       1998              1997
                                                                      ----------------  ----------------
INTEREST INCOME:
Interest and fees on loans                                           $    28,064        $      23,202
Interest on deposits with banks                                              159                   66
Interest on securities available for sale                                  7,845                4,990
Interest on investment securities:
     Taxable                                                                 650                  982
     Exempt from Federal income tax                                          402                  302
Interest on Federal funds sold                                               201                  281
                                                                     -----------       --------------
     Total Interest Income                                                37,321               29,823
                                                                     -----------       --------------
INTEREST EXPENSE:
Interest on savings account deposits                                       3,822                3,803
Interest on certificates of deposit of $100,000 or more                      992                  964
Interest on other time deposits                                            8,750                7,193
Interest on borrowed funds                                                 6,348                3,276
Interest on trust preferred securities                                       798                   --
                                                                     -----------       --------------
     Total Interest Expense                                               20,710               15,236
                                                                     -----------       --------------

     Net Interest Income                                                  16,611               14,587
Less provision for loan losses                                             1,400                  850
                                                                     -----------       --------------
     Net Interest Income After Provision for Loan Losses                  15,211               13,737
                                                                     -----------       --------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                          937                  877
Gains on sales of mortgages, net                                              36                   21
Security gains, net                                                           70                   11
Other non-interest income                                                  1,173                  978
                                                                     -----------       --------------
      Total Non-Interest Income                                            2,216                1,887
                                                                     -----------       --------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                             6,060                5,549
Occupancy expense, net                                                       781                  728
Equipment                                                                    938                  809
Other non-interest expense                                                 3,310                2,784
                                                                     -----------       --------------
     Total Non-Interest Expense                                           11,089                9,870
                                                                     -----------       --------------
Income before income tax expense                                           6,338                5,754
Income tax expense                                                         2,214                2,022
                                                                     -----------       --------------
     Net Income                                                      $     4,124        $       3,732
                                                                     -----------       --------------
EARNINGS PER SHARE:
Basic                                                                $      0.82        $        0.74
Diluted                                                              $      0.81        $        0.73
                                                                     -----------       --------------
Weighted average shares outstanding:
Basic                                                                      5,034                5,043
Diluted                                                                    5,077                5,107
                                                                     -----------       --------------

Shares and related amounts adjusted for two-for-one stock split declared December 23, 1997 and 2.5% stock dividend declared March 25, 1998.
See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                        Nine months ended September 30,
                                                                     ----------------  ----------------
(in thousands)                                                             1998              1997
                                                                     ----------------  ----------------
Cash Flows from Operating Activities:
Net Income                                                           $    4,124        $     3,732
Adjustments:
     Provision for loan losses                                            1,400                850
     Depreciation                                                           682                615
     Amortization and accretion                                             645                336
     Gains on sales of securities available for sale                        (70)               (11)
     Loss on sales of other real estate                                       5                 --
     Writedown of other real estate                                         337                498
     Increase in other assets                                            (4,572)              (595)
     Increase in other liabilities                                          976              1,104
                                                                     -----------       -----------
     Net Cash Provided by Operating Activities                            3,527              6,529
                                                                     -----------       -----------
Cash Flows From Investing Activities:
     Net increase (decrease) in interest bearing deposits                   859             (1,556)
     Purchase of securities available for sale                         (121,627)           (48,298)
     Maturities, calls, and paydowns of securities available
       for sale                                                          60,271             40,498
     Proceeds from sales of securities available for sale                28,693              3,012
     Proceeds from maturities and paydowns of investment
      securities                                                          7,361              3,632
     Purchase of investment securities                                   (8,670)              (267)
     Net increase in loans                                              (76,970)           (32,426)
     Expenditures for bank premises and equipment                        (1,601)              (357)
     Capital improvements to other real estate                               --               (350)
     Proceeds from sale of other real estate                                258                 --
                                                                     -----------       ------------
     Net Cash Used by Investing Activities                             (111,426)           (36,112)
                                                                     -----------       -------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                             9,042              27,024
     Net increase in certificates of deposit                             55,585              23,958
     Net increase (decrease) in borrowed funds                           44,555             (16,921)
     Proceeds from issuance of common stock                                 330                 391
     Treasury shares acquired                                            (3,008)                 --
     Dividends paid                                                      (1,078)               (911)
                                                                     -----------       -------------
     Net Cash Provided by Financing Activities                          105,426              33,541
                                                                     -----------       -------------
     Net increase in cash and cash equivalents                           (2,473)              3,958
      Cash and cash equivalents as of beginning of period                20,423              17,150
                                                                     -----------       --------------
Cash and Cash Equivalents as of End of Period                        $   17,950        $     21,108
                                                                     -----------       --------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest expense                                               19,074              14,300
           Income taxes                                                   2,604               2,777
                                                                     -----------       -------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers to other real estate from loans, net of               2,513               2,958
            charge offs                                              -----------       -------------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 1998
(Unaudited)

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

The consolidated financial data as of and for the three and nine months ended September 30, 1998 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the result of operations that might be expected for the entire year ending December 31, 1998.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp (the "Holding Company") and its subsidiaries, Yardville Capital Trust (the "Trust") and Yardville National Bank (the "Bank") and the Bank's wholly owned subsidiaries, Yardville National Investment Corporation, Brendan Inc., Nancy Beth Inc., Jim Mary Inc., Yardville Real Estate Corporation, and YNB Financial Services, Inc., (collectively, "YNB"). All significant inter-company accounts and transactions have been eliminated. Brendan Inc., Nancy Beth Inc. and Jim Mary Inc. are utilized for the control and disposal of other real estate properties. Yardville Real Estate Corporation is utilized to hold Bank branch properties and YNB Financial Services, Inc., provides alternative investment services.

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

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On October 16, 1997, Yardville Capital Trust, a statutory business trust, and a wholly owned subsidiary of the Holding Company, issued $11,500,000 of 9.25% Trust Preferred Securities and $356,000 of 9.25% Common Securities to the Holding Company. Proceeds from the issuance of the Trust Preferred Securities were immediately used by the Trust to purchase $11,856,000 of 9.25% Subordinated Debentures maturing November 1, 2027 from the Holding Company. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds into Subordinated Debentures of the Holding Company. These Subordinated Debentures constitute the sole assets of the Trust.

2.       Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended September 30, 1998 and 1997 were 4,970,000 and 5,071,000 respectively. For the diluted net income per share computation, potential common stock of 43,000 and 64,000 are included for the three months ended September 30, 1998 and 1997, respectively.

Weighted average shares for the basic net income per share calculation for the nine months ended September 30, 1998 and 1997 were 5,034,000 and 5,043,000 respectively. For the diluted net income per share computation, potential common stock of 43,000 and 64,000 are included for the nine months ended September 30, 1998 and 1997, respectively.

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

    Comprehensive Income                                  Three Months Ended September 30,
   ----------------------------------------------------------------------------------------
   (in thousands)                                                   1998            1997
   ----------------------------------------------------------------------------------------
   Net Income                                                 $    2,138       $   1,265
   ----------------------------------------------------------------------------------------
   Other comprehensive income
        Net change in unrealized gain for the
             period, net of tax                                     762             189
        Reclassification of realized net gain on sale of
             securities available for sale, net of tax               16               3
   ----------------------------------------------------------------------------------------
        Holding gain arising during the period,
             net of tax and reclassification                        778             192
        Reclassification adjustment for realized net
             gains, net of tax                                      (16)             (3)
   ------------------------------------------------------------------------------------------
   Other comprehensive income for the period net of tax             762             189
   ------------------------------------------------------------------------------------------
   Total comprehensive income                                 $   3,662           1,454
   ------------------------------------------------------------------------------------------

   Comprehensive Income                                    Nine Months Ended September 30,
   ----------------------------------------------------------------------------------------
   (in thousands)                                                   1998            1997
   ----------------------------------------------------------------------------------------
   Net Income                                                 $    4,124       $   3,732
   ----------------------------------------------------------------------------------------
   Other comprehensive income
        Net change in unrealized gain (loss) for the
              period, net of tax                                     460             331
        Reclassification of realized net gain on sale of
             securities available for sale, net of tax                46               7
   ----------------------------------------------------------------------------------------
        Holding gain (loss) arising during the period,
             net of tax and reclassification                         506             338
        Reclassification adjustment for realized net
             gains, net of tax                                       (46)             (7)
   ----------------------------------------------------------------------------------------
   Other comprehensive income for the period net of tax              460              331
   ----------------------------------------------------------------------------------------
   Total comprehensive income                                 $    4,674            4,063
   ----------------------------------------------------------------------------------------

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

YNB does not currently have derivative or hedged instruments and management does not anticipate the statement having a material impact on its financial position or results of operations. However, management continues to closely evaluate the use of derivatives to reduce interest rate risk.

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

Financial Condition

Assets

Total consolidated assets at September 30, 1998 were $725,672,000 an increase of $110,986,000 or 18.1% compared to $614,686,000 at December 31, 1997. The growth in YNB's asset base, during the first nine months of 1998, was primarily due to increases in loans and available for sale securities. YNB's commercial loan portfolio continued to expand during this time period. The increase in the loan portfolio was the product of an ongoing consistent strategy to improve the profitability of the organization through relationship banking. In the last quarter of 1997, $7,500,000 was contributed to the Bank as a result of YNB's Trust Preferred Securities Offering. The increase in the Bank's legal lending limit allows management to establish larger loan relationships. The pace of consolidation in YNB's market place continues at a rapid rate. Management anticipates continued loan opportunities due to this consolidation. YNB's asset base includes investments of approximately $153,293,000 purchased utilizing primarily repurchase agreements and Federal Home Loan Bank advances (Investment Growth Strategy). The Investment Growth Strategy at September 30, 1998 increased $45,093,000 or 41.7% from the reported total of $108,200,000 at December 31, 1997. The primary goals of the Investment Growth Strategy of improving return on equity and earnings per share continue to be achieved.

Cash and due from banks

Cash and due from bank balances decreased $4,843,000 to $14,080,000 at September 30, 1998 when compared to the $18,923,000 balance at December 31, 1997. In April of 1998, YNB began a reserve requirement reduction program. This program allows the Bank to reduce the amount of demand and interest bearing demand balances subject to reserve requirements. Prior to starting the program, the Bank maintained non-interest bearing reserve balances at the Federal Reserve Bank of Philadelphia of between $3,000,000 and $4,000,000. With the implementation of the program, the bank has been able to reduce to zero the amount of funds required to be maintained at the Federal Reserve Bank of Philadelphia, for reserve requirements. These funds are now available to be invested in earning assets.

Federal funds sold

At September 30, 1998 Federal funds sold totaled $3,870,000 compared to $1,500,000 at December 31, 1997. Average Federal funds sold for the first nine months was $4,826,000. The Federal funds sold level experienced at September 30, 1998 was due to increased certificate of deposit (CD) balances. The Fed funds position is reflective of management's pricing of time deposits offset by loan growth experienced. Management remains focused on maintaining adequate liquidity to fund loan growth and to meet daily liquidity requirements

Securities

The following tables present the amortized cost and market values of YNB's securities portfolios as of September 30, 1998 and December 31, 1997.

Available For Sale Securities                          September 30, 1998                December 31, 1997
---------------------------------------------------------------------------------------------------------------
                                                   Amortized         Market         Amortized         Market
(in thousands)                                       Cost             Value            Cost            Value
--------------------------------------------------------------------------------------------------------------
U.S. Treasury and other US
     government agency securities                   $66,840          $67,322       $  62,465        $  62,540
Mortgage-backed securities                          119,591          120,003          91,193           91,316
Corporate obligations                                   755              760           3,297            3,306
All other securities                                  4,529            4,529           2,562            2,562
---------------------------------------------------------------------------------------------------------------
Total                                              $191,715         $192,614       $ 159,517        $ 159,724
---------------------------------------------------------------------------------------------------------------

Investment Securities                                 September 30, 1998                December 31, 1997
--------------------------------------------------------------------------------------------------------------
                                                   Amortized         Market         Amortized         Market
(in thousands)                                       Cost             Value            Cost            Value
--------------------------------------------------------------------------------------------------------------
Obligations of state and
     political subdivisions                         $16,709          $17,080        $  8,819         $  8,957
Mortgage-backed securities                           11,402           11,365          18,093           17,891
--------------------------------------------------------------------------------------------------------------
Total                                               $28,111          $28,445       $  26,912        $  26,848
--------------------------------------------------------------------------------------------------------------

Unpledged available for sale securities represent a secondary source of liquidity for YNB. Securities represented 30.4% of total assets at both September 30, 1998 and December 31, 1997.Total securities increased $34,089,000 or 18.3% at September 30, 1998 to $220,725,000 compared to $186,636,000 at year-end 1997. The available for sale portfolio represents 87.3% of the total security holdings of YNB at September 30, 1998, compared to 85.6% at year-end 1997

The net unrealized gain on available for sale securities as of September 30, 1998 was $899,000, compared to a net unrealized gain of $207,000 at December 31, 1997. Net unrealized gain, net of tax effect, totaling $584,000 was reported in Accumulated Other Comprehensive Income in Stockholders' Equity at September 30, 1998, compared to a net unrealized gain of $124,000 reported at December 31, 1997. The increase in the unrealized gain on available for sale securities is primarily due to the decline in interest rates from December 31, 1997 to September 30, 1998.

Securities available for sale increased $32,890,000 or 20.6% at September 30, 1998, when compared to the December 31, 1997 balance of $159,724,000. The largest area of increase was in mortgage backed securities, which increased $28,687,000 and account for 87.2% of the increase in available for sale securities. The increase was primarily due to the purchase of fixed and floating rate mortgage backed securities related to the Investment Growth Strategy. Offsetting this increase, were the sales of securities that due to their small size, prepayment outlook, or risk profile, was no longer a benefit to YNB. A secondary factor limiting the growth in available for sale securities, were increased prepayment speeds on both fixed and floating rate mortgage related securities. Management anticipates principal paydowns in its mortgage-related securities to continue at the current high levels, unless overall interest rates increase. To mitigate the impact of prepayments, management has sold higher coupon fixed rate mortgage backed securities and purchased lower coupon fixed rate mortgage backed securities that should prepay at slower speeds.

The Investment Growth Strategy was increased $45,046,000 over the year-end 1997 level. The growth was in fixed and adjustable rate mortgage backed securities, and agency callable bonds, which increased $27,358,000, $13,457,000 and $10,000,000 respectively. Offsetting these increases, was a decline of $5,769,000 in floating rate collateralized mortgage obligations.

Investment securities increased $1,199,000 or 4.5% to $28,111,000 at September 30, 1998 from $26,912,000 at December 31, 1997. The increase resulted from the purchases of longer term fixed rate tax-free municipal bonds that increased $7,890,000 to $16,709,000 at September 30, 1998 compared to $8,819,000 at
December 31, 1997. Offsetting this increase, was a decline in mortgage backed securities of $6,691,000 to $11,402,000 at September 30, 1998 from $18,093,000 at December 31, 1997. This decrease was due to principal payments.

Loans

Total loans, net of unearned income, increased $73,716,000 or 19.1% at September 30, 1998 to $459,467,000 from $385,751,000 at December 31, 1997. YNB's loan portfolio represented 63.3% of total assets at September 30, 1998 compared to 62.8% at December 31, 1997. YNB's lending focus continues to be on commercial loans and commercial real estate loans. The consolidation in YNB's market place, and Management's philosophy of relationship banking are key factors in continued strong loan growth. Strong competition from both bank and nonbank competitors coupled with a flat yield curve and a falling prime rate of interest could result in comparatively lower yields on new and established lending relationships. In addition, borrowers' concerns over the economy, real estate prices and interest rates could all be factors in future loan growth levels. Continued profitable loan growth is a key factor in meeting earnings growth goals.

-------------------------------------------------------------------------------------------------------------------
 (in thousands)                                        9/30/98          12/31/97           Change          % change
-------------------------------------------------------------------------------------------------------------------
Real Estate - mortgage
     Residential                                     $  91,597         $  85,754        $   5,843          6.8%
----------------------------------------------------------------------------------------------------------------
     Commercial                                        153,234           134,499           18,735         13.9
----------------------------------------------------------------------------------------------------------------
     Home equity                                        22,920            23,805             (885)         3.7
----------------------------------------------------------------------------------------------------------------
Commercial and agricultural                            120,724            88,228           32,496         36.8
----------------------------------------------------------------------------------------------------------------
Real Estate - construction                              37,142            28,182            8,960         31.8
----------------------------------------------------------------------------------------------------------------
Consumer                                                24,651            18,519            6,132         33.1
----------------------------------------------------------------------------------------------------------------
Other loans                                              9,199             6,764            2,435         36.0
----------------------------------------------------------------------------------------------------------------
Total loans                                          $ 459,467         $ 385,751         $ 73,716         19.1%
----------------------------------------------------------------------------------------------------------------

The table above lists the loan growth by component for the period of December 31, 1997 to September 30, 1998. Commercial and agricultural loans had the greatest growth increasing $32,496,000 in the period and accounting for 44.1% of the total increase in outstanding totals. Real estate - commercial loans had the second greatest growth increasing $18,735,000 and account for 25.4% of the total increase in loans. This is a reflection of management's focus on these markets. All other loan components increased with the exception of home equity loans. To address the declining home equity loan portfolio, YNB lowered its rates on all home equity products on March 1, 1998. In the short term, the home equity portfolio continues to decrease but management believes that in the long term this strategy should make YNB's home equity product more competitive in the marketplace.

Liabilities

The following table provides information concerning YNB' deposit base at September 30, 1998 and December 31, 1997.


--------------------------------------------------------------------------------------------------------------------
(in thousands)                                         9/30/98          12/31/97           Change          % Change
--------------------------------------------------------------------------------------------------------------------
Non-interest bearing demand
     Deposits                                        $  67,947         $  66,560        $  1,387            2.1%
--------------------------------------------------------------------------------------------------------------------
Interest bearing demand deposits                        47,222            44,520           2,702            6.1
--------------------------------------------------------------------------------------------------------------------
Money market deposits                                   43,805            39,937           3,868            9.7
--------------------------------------------------------------------------------------------------------------------
Savings deposits                                        74,985            75,047             (62)           0.1
--------------------------------------------------------------------------------------------------------------------
Certificates of deposit of $100,000
     or over                                            28,289            21,556           6,733           31.2
--------------------------------------------------------------------------------------------------------------------
Other time deposits                                    225,323           175,324          49,999           28.5
--------------------------------------------------------------------------------------------------------------------
Total                                                $ 487,571         $ 422,944        $ 64,627           15.3%
--------------------------------------------------------------------------------------------------------------------


YNB's deposit base is the principal source of funds supporting interest-earning assets. Total deposits increased $64,627,000 or 15.3% to $487,571,000 at September 30, 1998 compared to $422,944,000 at December 31, 1997. Certificates of deposit were competitively priced throughout the first nine months of 1998 to fund net new loan growth. Growth in YNB's deposit base in 1998 continued to be principally in higher costing certificates of deposit, which account for 87.8% of the increase in deposits. In June, YNB began to market its certificates of deposit through a nationwide computer based service. This service allows YNB to have access to a wider market to raise needed funding. YNB has raised approximately $14,147,000 from this market.

YNB continued to show moderate growth in noninterest bearing demand deposit accounts, which increased $1,387,000 or 2.1%. Sustained growth was also reflected in the lower cost funding sources of interest bearing checking and money market deposit accounts. This growth resulted from YNB's overall philosophy of building and maintaining long-term customer relationships and remains the key to further expanding the core deposit base, which, in turn, presents opportunities for YNB to cross-sell its services.

However, lower cost deposit growth levels are not adequate to meet current or projected loan demand. This has resulted in an increased reliance on higher rate certificates of deposit to provide the required funding. As a result, certificates of deposit, the most expensive deposit-funding source, available to YNB, increased to 52.0% of total deposits at September 30, 1998 from 46.5% at December 31, 1997. YNB continues to seek lower cost funding sources. One source is opening new branches to serve a wider market area. In September 1998, YNB opened its 10th branch. Located in Pennington, New Jersey, management believes that this branch will open strong markets for both deposit and loan products. YNB is also in the process of opening its first branch outside of the State of New Jersey. To be located in Newtown, Bucks County, Pennsylvania, this branch will open new markets for YNB. Bucks County, Pennsylvania is located directly across the Delaware River from Mercer County, New Jersey, where all of YNB's branches are currently located. Management anticipates obtaining all regulatory approvals and opening the branch in the first quarter of 1999. With the continued consolidation in the market place, additional branch opportunities are possible in both New Jersey and Pennsylvania.

Borrowed Funds

Borrowed funds totaled $178,871,000 at September 30, 1998 compared to $134,316,000 at December 31, 1997. The increase for the first nine months of 1998 was $44,555,000 or 33.2%. The majority of the increase was in repurchase agreements and FHLB advances relating to the Investment Growth Strategy, which increased $44,260,000 or 44.2% to $144,310,000 at September 30, 1998 compared to
$100,050,000 at December 31, 1997. As shorter-term repurchase agreements have matured, management has utilized attractively priced callable repurchase agreements and callable FHLB advances to reduce interest expense. These instruments typically have a maturity of five to ten years and can be called after a lock out period ranging from one to two years. At September 30, 1998, $102,500,000 or 71.0% of the repurchase agreements and FHLB advances funding the investment growth strategy were callable compared to $10,000,000 or 10.0% at year-end 1997.

YNB had Federal Home Loan Bank of New York (FHLB) advances outstanding of $73,926,000 at September 30, 1998 compared to $29,338,000 at December 31, 1997.
As advances have matured, management has shifted FHLB advances from shorter-term advances into callable advances. At September 30, 1998 callable advances outstanding totaled $63,500,000 or 85.9% of the total as compared to $10,000,000 or 34.1% of the total at December 31, 1997. Callable FHLB advances have terms of ten years and call dates ranging from one to five years.

The callable FHLB Advances and repurchase agreements have allowed YNB to lower its borrowing costs, while at the same time extending the terms. In the event that rates rise, the callable borrowings will be called. In the event of falling interest rates, callable borrowings will not be called and could remain outstanding until maturity.

YNB has the ability to borrow up to $32,684,000 from the FHLB through its line of credit program, subject to collateral requirements. In addition, YNB is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock requirements, collateral requirements and other restrictions. YNB also maintains unsecured federal funds lines with four commercial banks totaling $23,000,000 for daily funding needs. YNB's funding strategy is to rely on deposits to fund new loan growth whenever possible and to rely on borrowed funds as a secondary funding source for loans.

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On October 16, 1997, YNB through its subsidiary Yardville Capital Trust completed the sale of $11,500,000, 9.25%, Trust Preferred Securities. For regulatory capital purposes the entire amount of the issue is treated as Tier 1 capital at the Holding Company level. Approximately $7,500,000 of the proceeds was invested in earning assets and an additional $2,965,000 was used to fund the stock repurchase program. The remaining funds were used for various corporate purposes.

Capital

Stockholders' equity at September 30, 1998 totaled $40,573,000, an increase of $828,000 or 2.1% compared to $39,745,000 at December 31, 1997. This increase resulted from the following factors:

(i)      Net income of $4,124,000 less cash dividend payment of $1,078,000.

(ii) The unrealized gain on available for sale securities was $124,000 at December 31, 1997 compared to an unrealized gain of $584,000 at September 30, 1998. This shift resulted in a $460,000 increase in stockholders' equity.

(iii)    Proceeds of $330,000 from exercised options.

(iv) Repurchase of 170,300 shares of Holding Company stock, which are listed as treasury stock in the amount of $3,008,000.

The decline in the capital ratios from December 31, 1997 to September 30, 1998 was caused by asset growth exceeding the rate of capital formation. The primary cause for the slower rate of equity capital growth was the repurchase of 170,300 shares at a total cost of $3,008,000. Because the stock repurchase program is nearly completed, its impact on future capital formation rates will be far less than the impact for the first nine months of 1998. Management remains committed to keeping YNB a well-capitalized institution under the prompt corrective action rules.

The following table sets forth regulatory capital ratios for the Holding Company and the Bank as of September 30, 1998 and December 31, 1997

                                                           Amount                                    Ratios
--------------------------------------------------------------------------------------------------------------------
dollars in thousands                              9/30/98           12/31/97          9/30/98          12/31/97
--------------------------------------------------------------------------------------------------------------------
Risk-based capital:
     Tier 1
          the Holding Company                  $  51,489           $ 51,121            10.3%             12.2%
          the Bank                                49,886             46,496            10.0              11.2
     Total
          the Holding Company                     57,712             56,346            11.6              13.5
          the Bank                                56,099             51,675            11.3              12.5
---------------------------------------------------------------------------------------------------------------------
Tier 1 leverage:
          the Holding Company                  $  51,489             51,121             7.7%              9.5
          the Bank                                49,886           $ 46,496             7.5               8.7%
---------------------------------------------------------------------------------------------------------------------

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of 4.0%; a Tier 1 risk-based asset capital ratio of 4.0% and a total risked based capital ratio of 8.0%. To be considered "well capitalized" an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At September 30, 1998, YNB and the bank both exceeded the above ratios required to be considered well capitalized.


On October 28, 1997, Yardville National Bancorp's Board of Directors authorized management to repurchase up to 172,000 shares of YNB's common shares in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. As of September 30, 1998, as part of an overall capital plan, 170,300 shares were repurchased at an average price of $17.66 per share. The stock repurchase program is part of an overall plan to effectively manage capital.

Credit Quality

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of September 30, 1998 and December 31, 1997.

Nonperforming Assets
-------------------------------------------------------------------------------
(in thousands)                                          9/30/98       12/31/97
-------------------------------------------------------------------------------
Nonaccrual loans:
-------------------------------------------------------------------------------
     Commercial and agricultural                     $    858      $     515
-------------------------------------------------------------------------------
     Real estate - mortgage                               570            384
-------------------------------------------------------------------------------
     Real estate - construction                           376          2,106
-------------------------------------------------------------------------------
     Consumer                                              21             38
-------------------------------------------------------------------------------
     Other                                                495            312
-------------------------------------------------------------------------------
          Total                                         2,320          3,355
-------------------------------------------------------------------------------
Restructured loans                                         --            969
-------------------------------------------------------------------------------
Loans 90 days or more past due:
-------------------------------------------------------------------------------
     Commercial                                            99             --
-------------------------------------------------------------------------------
     Real estate - mortgage                             1,121            886

-------------------------------------------------------------------------------
     Consumer                                               4             105

-------------------------------------------------------------------------------
          Total                                         1,224             991
-------------------------------------------------------------------------------
                                                        3,544           5,315
-------------------------------------------------------------------------------
Other real estate                                       5,083           3,171

-------------------------------------------------------------------------------
Total nonperforming assets                            $ 8,627       $   8,486
-------------------------------------------------------------------------------

At September 30, 1998, nonperforming loans, consisting of loans 90 days and more past due, restructured loans and nonaccrual loans, totaled $3,544,000 compared to $5,315,000 at December 31, 1997. Other real estate at September 30, 1998 totaled $5,083,000 compared to $3,171,000 at December 31, 1997. Total nonperforming assets at September 30, 1998 were $8,627,000 a $141,000 or 1.7% increase over nonperforming asset levels at December 31, 1997. Nonperforming assets as a percentage of total assets were 1.19% at September 30, 1998 compared to 1.38% at December 31, 1997. Nonperforming assets as a percentage of total loans and other real estate were 1.86% at September 30, 1998 compared to 2.18% at December 31, 1997. The improvement in these ratios is due to strong asset and loan growth rates, offset by a modest increase in nonperforming assets. The decrease in nonperforming loans and the increase in other real estate was primarily due to the transfer to other real estate of one loan totaling $2,166,000. YNB continues to actively manage nonperforming assets with the goal of reducing these assets in relationship to the total loan portfolio. Whenever possible, existing loan relationships are being restructured in an effort to return these loans to performing status.

The allowance for loan losses increased to $6,229,000 or 1.36% of total loans at September 30, 1998 compared to $5,570,000 or 1.44% of total loans at December 31, 1997. The provision for loan losses for the first nine months of 1998 was $1,400,000 with net charge-offs totaling $741,000. The allowance for loan losses as a percentage of nonperforming loans was 175.8% at September 30, 1998 compared to 104.8% at December 31, 1997. At September 30, 1998 the allowance for loan losses in management's judgement is considered adequate in relation to credit risk exposure levels.

Results of Operations

Net Income

YNB reported net income of $4,124,000 for the nine months ended September 30, 1998, an increase of $392,000 or 10.5% over the same period in 1997. The increase in net income for the nine months ended September 30, 1998, compared to the same period in 1997, is primarily attributed to higher net interest income, offset by a higher provision for loan losses, and increased non-interest expense. On a per share basis, basic and diluted earnings per share were $0.82 and $0.81 respectively for the nine months ended September 30, 1998 compared to $0.74 and $0.73 for basic and diluted earnings per share for the nine months ended September 30, 1997.

On a quarterly basis, net income for the third quarter of 1998 was $1,408,000 and represents a $143,000 or 11.3% increase over net income for the same period of 1997. On a per share basis, basic and diluted earnings per share for the third quarter of 1998 were both $0.28 compared to basic and diluted earnings per share for the same period of 1997 of $0.25. The increase in net income and earnings per share for the quarter is due to the same reasons discussed above.

Net Interest Income

YNB's net interest income for the first nine months of 1998 was $16,611,000 an increase of $2,024,000 or 13.9% from the same period in 1997. The principal factor contributing to this increase was an increase in interest income of $7,498,000 resulting from increased loan and security balances, offset by an increase of $5,474,000 in interest expense. This increase in interest expense was due to higher volume of time deposits, an increased level of borrowed funds and the interest expense associated with YNB's Trust Preferred Securities.

The net interest margin (tax equivalent basis) between the yield on average earning assets and the cost of average funding liabilities, for the nine months ended September 30, 1998, was 3.61% a 42 basis point or 10.4% decline compared to 4.03% for the same period in 1997. The principal factors causing the narrowing of the net interest margin were lower yields on securities and loans, and higher volume and costs of certificates of deposit and Trust Preferred Securities.

On a quarterly basis, net interest income was $5,754,000, an increase of $713,000 or 14.1% when compared to the same period in 1997. The net interest margin (tax equivalent basis) for the three months ended September 30, 1998 was 3.53%, a 59 basis point or 14.3% decrease for the same period of 1997. The reasons for the decline were the same as discussed above.

The net interest margin for the 1998 and 1997 comparative periods is negatively impacted by YNB's Investment Growth Strategy. This strategy involves purchasing investments utilizing repurchase agreements or other funding sources. The targeted spread on this strategy is 75 basis points after tax. Because of the targeted spread on this strategy, there will be a negative impact to the net interest margin and return on assets. The balance outstanding in the Investment Growth Strategy at September 30,1998, was approximately $153,293,000 compared to $49,875,000 at September 30, 1997. Conversely, this strategy increases both return on equity and earnings per share, the primary goals of the strategy.

Interest Income

For the nine months ended September 30, 1998 total interest income was $37,321,000, an increase of $7,498,000 or 25.1% when compared to interest income of $29,823,000 for the same period in 1997. The increase is due to higher average balances in both loans and securities, which is partially offset by lower yields on both asset types. Average loans increased $76,786,000 or 22.0% while the yield declined 8 basis points to 8.79% from 8.87%. The decline in loan yields reflects strong competition for loans in YNB's market as well as a lower interest rate environment. The higher average levels and lower yields resulted in interest and fees on loans for the nine months ended September 30, 1998 increasing $4,862,000 or 21.0% to $28,064,000 from $23,202,000 for the same period in 1997. Average securities outstanding for the nine months ended September 30, 1998 increased $58,952,000 or 44.6% to $191,052,000 when compared to the $132,100,000 for the same period of 1997. Over the same period, the yield on the securities portfolio decreased 12 basis points to 6.21% from 6.33%. These factors resulted in interest on securities increasing $2,623,000 to $8,897,000 for the nine months ended September 30, 1998 compared to $6,274,000 for the same period in 1997. Overall, the yield on YNB's interest earning asset portfolio decreased 16 basis points to 7.96% for the nine months ended September 30, 1998 from the 8.12% for the same period in 1997.

For the third quarter of 1998, total interest income was $13,209,000, an increase of $2,952,000 or 28.8% when compared to the $10,257,000 for the third quarter of 1997. The increase was due to higher outstanding balances in both investments and loans offset by lower yields on both asset types. Overall yield on earnings assets for the third quarter of 1998 was 7.92%, a 32 basis point drop from the 8.24% yield for the same period in 1997.

Interest Expense

Total interest expense increased $5,474,000 or 35.9% to $20,710,000 for the first nine months of 1998 compared to $15,236,000 for the same period in 1997. The increase in interest expense for the comparable time period resulted from a larger deposit base, specifically time deposits, and an increase in borrowed funds, and the interest costs associated with the Trust Preferred Securities. Offsetting these factors were lower costs on core savings, money market and interest bearing checking accounts and lower cost on borrowed funds. The average rate paid on interest bearing liabilities for the nine months ended September 30, 1998 increased 21 basis points to 4.99% from 4.78% for the same period of 1997. A major factor in the increase in the cost of interest bearing liabilities is the interest costs associated with the Trust Preferred Securities which account for 9 basis points or 42.9% of the 21 basis points of increase for the period.

Interest on time deposits under $100,000 increased $1,557,000 to $8,750,000 for the nine months ended September 30, 1998 from $7,193,000 for the same period in 1997. This increase was caused by an increase in the average outstanding balance of $36,190,000 to $202,868,000 for the nine months ended September 30, 1998, when compared to the average balance of $166,678,000 for the nine months ended September 30, 1997. During the first nine months of 1998, YNB offered attractive rates on CDs to fund loan growth.

Interest expense on borrowed funds increased $3,072,000 to $6,348,000 for the first nine months of 1998 when compared to the $3,276,000 for the same period in 1997. The increase was caused by a $75,198,000 increase in the average balance outstanding for the nine months ended September 30, 1998 when compared to the same period in 1997. The rate paid on borrowed funds declined 14 basis points for the nine months ended September 30, 1998 to 5.60% from the 5.74% for the same period last year. The primary cause for the increase in interest expense on borrowed funds is the higher level of borrowings used to fund the investment growth strategy. The shifting of borrowed funds out of fixed term products into convertible products at lower interest rates, and to a lesser extent, lower yields on term repurchase agreements, caused the overall decrease in rate.

Total interest expense for the third quarter of 1998 increased $2,239,000 or 42.9% to $7,455,000 from $5,216,000 for the same period in 1997. The overall cost of interest bearing liabilities increased 22 basis points to 5.04% from 4.82% in the third quarter of 1997. Approximately 8 basis points or 36.4% of the increase resulted from the interest expense associated with the Trust-Preferred Securities. The other factor contributing to higher interest expense was an increase of $158,708,000 or 36.6% in the average balance of interest bearing liabilities for the three months ended September 30, 1998 to $591,826,000 compared to $433,118,000 for the same period in 1997. Offsetting the increase in the outstanding balances, were lower yields on savings, money markets and interest bearing checking accounts. In addition, the overall costs of borrowed funds declined due to the factors listed above.

While YNB desires to fund asset growth with lower cost savings, money markets, interest bearing checking and non-interest bearing demand deposits, this is not always possible, as asset growth rates continue to exceed the growth rate in these deposit types. To meet the required funding needs, YNB anticipates continued reliance on higher cost retail CDs and, to a lesser extent, borrowed funds.

Provision for Loan Losses

YNB provides for possible loan losses by a charge to current operations. The provision for loan losses for the nine months ended September 30, 1998 was $1,400,000, a 64.7% increase over the $850,000 provision recorded for the same period of 1997. For the three months ended September 30, 1998, the provision for loan losses was $500,000, a 81.8% increase over the $275,000 for the same period in 1997. The increase in the provision was primarily due to the strong loan growth recorded in both the third quarter and first nine months of 1998, combined with a higher level of net chargeoffs. Management believes that the reserve for loan losses is adequate in relation to the credit risk exposure levels.

Non-interest Income

Total non-interest income for the first nine months of 1998 was $2,216,000 an increase of $329,000 or 17.4% over non-interest income of $1,887,000 for the same period in 1997. The increase is primarily due to increases in service charges on deposit accounts and other non-interest income. Service charges on deposit accounts increased $60,000 or 6.8% for the first nine months of 1998 compared to the same period in 1997. The increase in service charges is primarily due to an increased effort to collect charges and fees on deposit relationships.

YNB also recorded gains on sale of available for sale securities and mortgages, net, totaling $106,000 for the first nine months of 1998 compared to $32,000 for the same period last year. The $74,000 increase in gains represent 22.5% of the total increase in non-interest income. These gains reflect routine sales.

Other non-interest income increased $195,000 or 19.9% for the first nine months of 1998 compared to the same 1997 period. The increase is principally due to additional income derived from life insurance assets which totaled $524,000 a $119,000 or 29.4% increase over the $405,000 for the same period last year and accounts for 36.2% of the increase in total non-interest income. The increase is due to higher average balances of life insurance assets. The income earned on these assets is used to offset expenses on deferred compensation programs. Management continues to closely evaluate both traditional and non-traditional sources of new non-interest income as part of a longer-term strategy to increase earnings.

For the three months ended September 30, 1998, total non-interest income increased $149,000 or 23.0%. The most important factors accounting for this increase were a $42,000 increase in rental income received from other real estate and a $47,000 increase in the earnings on life insurance assets. These two factors account for 61.1% of the total increase and combined with the issues discussed above account for the improvement in non-interest income for the quarter.

Non-interest Expense

Total non-interest expense increased $1,219,000 or 12.4% to $11,089,000 for the first nine months of 1998 compared to $9,870,000 for the same period in 1997. The increase in non-interest expenses was primarily due to increases in salary and employee benefits, equipment expense and other non-interest expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets, were 2.22% for the first nine months of 1998 compared to 2.54% for the same period of 1997. YNB's efficiency ratio for the first nine months of 1998 was 58.9% an improvement over the 59.9% for the same period in 1997. A key factor for the improvement in these ratios was that asset growth rates exceeded the growth rate in non-interest expenses. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources.

Salary and employee benefits increased $511,000 or 9.2% to $6,060,000 for the first nine months of 1998 compared to $5,549,000 for the same period in 1997. Salary expense increased

$541,000 reflecting increased staffing levels and normal salary increases. Benefit expense decreased $30,000 due to reduction in the expenses associated with post retirement benefits.

Equipment expense increased $129,000 or 15.9% to $938,000 for the first nine months of 1998 from $809,000 for the same period in 1997. The equipment costs increase reflects the continuing efforts of YNB to maintain and upgrade technology in order to provide the highest quality service, increase productivity, and address Year 2000 issues. YNB is in the process of two hardware purchases, which will further increase equipment expense. The first is a $323,000 upgrade to the main frame computer designed to increase capacity and efficiency. The new improved system will allow YNB to offer new products and services and to continue to expand its customer base. One of the new services to be offered is PC Banking. Management believes this product is necessary for YNB to attract new customers and remain competitive. The second is the $200,000 purchase of a new reader sorter. The new machine will replace the older machine that was not year 2000 compliant. Management believes that the purchase of a new reader sorter represents the single largest equipment purchase associated with year 2000 issues. This continued investment in upgraded technology allows YNB to operate in a more efficient manner. Better technology increases the productivity of YNB staff and helps to control salary and benefit costs.

Occupancy expense for the first nine months of 1998 was $781,000, an increase of $53,000 or 7.3% compared to $728,000 for the same period in 1997. The increase was due to the leasing of additional space for the East Windsor branch, lease payments on the new Pennington branch and routine rent increases. In the second quarter, YNB signed a lease for a 45,000 square foot corporate headquarters building. This new location will include a full service bank branch and bring together all senior management in one location. The major benefits of the corporate headquarters include, room for expansion and improved communication among the various function areas of YNB. Total overhead associated with the new headquarters is estimated to be approximately $1,000,000 per year. Management anticipates occupying the new headquarters in October 1999.

Other non-interest expenses increased $526,000 or 18.9% to $3,310,000 for the nine months ended September 30, 1998 when compared to the $2,784,000 for the same period in 1997. Most of the expense increase was related to higher costs associated with the higher volumes and larger size of YNB. The most significant increases in other non-interest expense include the following. First, amortization of the issuance costs of Yardville Capital Trust was $120,000 in the nine months ended September 30, 1998 and account for 22.8% of the total increase in other non-interest expenses. Outside fees, including audit, examination and consulting fees increased $101,000 and account for 19.2% of the total increase. This increase reflects the use of consultants on various projects that YNB is involved. One such project involved restructuring certain checking and interest bearing checking accounts so that these deposits will no longer be subject to reserve requirements under the Federal Reserve Bank's Regulation D. This project was successfully completed in April 1998 as discussed earlier. A key focus of YNB remains controlling the increase in non-interest expenses.

For the three months ended September 30, 1998 total non-interest expense increased $451,000 or 13.0% to $3,912,000 from $3,461,000 for the same period in 1997. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 2.21% for the three months ended September 30, 1998 compared to 2.61% for the same period of 1997. YNB's efficiency ratio for the three months ended September 30, 1998 was 59.7% an improvement over the 60.8% for the same period in 1997. Salary and employee benefits increased $240,000 or 12.8% to $2,120,000 from $1,880,000 for the same period in 1997. Occupancy expense increased $33,000 or 13.0% to $286,000 from $253,000 for the same period in 1997. Other non-interest expense increased $139,000 or 13.3% to $1,186,000 from $1,047,000 for the same period in 1997. The causes for these increases were discussed above.

Income Tax Expense

The effective income tax rate was 34.9% for the nine months and 34.1% for the three months ended September 30, 1998 compared with 35.1% and 35.2% for the same periods in 1997. The decrease in the effective tax rate was due to an increase in the amount of tax free income in 1998 when compared to the same periods in 1997.

Year 2000 (Y2K)

General

Issues surrounding the Y2K arise out of the fact that many existing computer programs use only two digits to identify a year in the date field. Additionally, Y2K is not just a computer issue, but involves communication, building and environmental systems as well as office equipment. Y2K readiness can be affected to the extent that other entities such as loan customers and key vendors are unsuccessful in addressing this issue. Y2K issues affect virtually all aspects of YNB's organization. YNB began taking a proactive approach to this issue in 1997. YNB's response includes a written compliance plan. Management believes that the level of resources committed to the project is adequate and the oversight provided by senior management and the Board of Directors is appropriate. YNB is on schedule with its Y2K compliance plan.

State of Readiness

YNB has identified six distinct areas for its Y2K compliance efforts. The Technology committee, which consists of four directors and all of the executive management team and System and Operations committee are the primary groups coordinating YNB's Y2K efforts. The Board of Directors receives monthly reporting on the progress of YNB's Y2K compliance efforts. In addition, YNB receives guidance from the Federal Financial Institutions Examination Council (FFIEC), the formal interagency group responsible for uniform principles, standards, and procedures for the examination of financial institutions by the federal regulatory agencies, and participates in scheduled federal Year 2000 examinations. These examinations are being conducted to assess each financial institution's Year 2000 efforts.

Core Computer Systems: YNB utilizes Information Technology System's (ITI) software for processing all deposit, loan and general ledger activity. In June 1998, YNB completed preliminary testing of all loan and deposit functions at a remote disaster recovery site utilizing Y2K testing software purchased from ITI. Results of the preliminary testing were satisfactory.

Due to the recent hardware upgrades, YNB plans to retest deposit and loan functions as well as complete testing on general ledger in the first quarter of 1999. Management does not anticipate any major Y2K compliance problems with the ITI system.

Significant Alliances: YNB depends on many outside vendors and suppliers to function efficiently. However, Management has identified three systems that have significant Y2K compliance issues due to their reliance on computer hardware and software. These systems are the Federal Reserve Bank's Fed Line wire system, The MAC network which supports YNB's automatic teller machines (ATM) and Automated Clearing House (ACH) which YNB's uses to process direct deposit activities including payrolls. The timing of Y2K testing on these outside alliances is dependent upon when such testing schedules become accessible to YNB. YNB is also dependent on these outside entities to make required Y2K changes. YNB does require vendors and suppliers to provide representations that their systems are Y2K compliant and has a system in place to track vendors Y2K compliance efforts. Testing for the Fed Line system should be completed by the end of 1998. Testing on the other two systems is scheduled to be completed by the end of the first quarter of 1999.

End User Computing: YNB's plan to ensure compliance of desktop computers throughout the company includes the replacement of non-compliant computers and related software. All mission critical personal computers are now Y2K complaint.

Technical Infrastructure: The most critical part of YNB's technical infrastructure is the communication network hardware and software that links all of YNB's departments and branches to the ITI system and allows them to process deposit, loan and general ledger activities. To ensure Y2K compliance the network is tested from each location. To date, all but two locations have been tested with favorable results. Management does not anticipate any significant Y2K compliance issues with its network.

Physical Property and Infrastructures: YNB's physical properties and infrastructures include energy and security systems as well as date sensitive equipment. Testing in this area continues and management does not anticipate any significant Y2K issues resulting from this area.

Commercial Loan Relationships: YNB has identified its commercial loan customers as a potential area of YNB's Y2K exposure. To the extent that a borrower's financial position is weakened as a result of Y2K issues, credit quality could be adversely affected. Management has reviewed the commercial loan portfolio to identify loan types having significant Y2K exposure. Loan calling officers are in the process of contacting loan customers and assessing their Y2K exposure and compliance efforts. All significant new commercial loan applications include an assessment of the Y2K exposure and compliance efforts of the customer. While YNB continues to closely monitor its commercial loan customers, management cannot predict whether its customers will be successful in becoming Y2K complaint.

Y2K Program Status

Core Computer Systems Plan: 100% compliant by 3/31/99. Present Status: 80% completed.

Significant Alliances                     Plan: 100% ready* by 3/31/99.
                                          Present Status: 50% completed.

End User Computing Plan: 100% compliant by 12/31/98. Present Status: 95% completed.

Technical Infrastructure                  Plan: 100% compliant by 12/31/98.
                                          Present Status: 80% completed.

Physical Properties and                   Plan: 100% compliant by 3/31/99.
 Infrastructure                           Present Status: 75% completed.

Commercial                                Loan Customers Plan: 100% ready* by
                                          3/31/99. Present Status: 60%
                                          completed.

*Ready means having a comprehensive Y2K program in place and a plan that will achieve compliance before January 1, 2000.

Y2K Costs

YNB's Y2K related costs for 1998 are projected to be approximately $600,000 to $800,000. This includes approximately $615,000 in equipment related purchases that will be depreciated over five years. The remaining expense includes additional compensation expense and costs related to the testing and upgrading of systems. Management anticipates 1999 expenditures to decline significantly as most of the significant hardware purchases have been completed. Total Y2K costs are projected to be $200,000 in 1999. This level could rise in the event that ongoing testing uncovers unanticipated Y2k compliance issues.

Y2K Contingency Plans

YNB has established Y2K contingency plans as part of its overall disaster recovery plan. These plans identify all mission critical systems and include strategies to overcome Y2K related problems. These plans continue to be reviewed and will be modified from time to time based on the results of the ongoing Y2K compliance efforts. Management believes that the contingency plans should allow YNB to continue to operate in the event of Y2K disruptions with a minimum of disruption and moderate increased costs.

Y2K Risks

The most reasonable worst case scenario for YNB with respect to the Y2K problem is an adverse affect on the credit quality of its commercial loan portfolio. This could be caused by the inability of customers to service their bank debt due to their own Y2K problems or that of their key customers or suppliers. This could result in lower interest income and higher loan chargeoffs should the Y2K problems become very serious. Management cannot predict the number of customers that will experience Y2K related problems or the amount of revenue that could be lost due to them. In addition, without electrical power and telephone communication it would be very difficult for YNB to effectively operate.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB's market risk from December 31, 1997 except as discussed below. For information regarding YNB's market risk refer to the Company's 1997 Annual Report to stockholders.

Changes in Earning Risk

Net interest income over the next twelve-month period indicates a larger risk to lower rates (-300 basis points) at September 30, 1998 than reported at December 31, 1997. Comparing the simulation results of this low rate scenario to the flat rate interest rate scenario indicates a -7.4% change in net interest income compared to -4.4% at year end 1997. The cumulative one-year negative gap closed to -.0.5% of assets at September 30, 1998 compared to -13.1% at year-end. The dollar change in the gap was $82,800,000. The reasons for this change in short term earnings risk profile include:

         1)  The origination of floating rate commercial loans of $29,000,000.
         2) The addition of $92,500,000 of fixed rate and convertible borrowings, which are non-rate sensitive in lower interests rate environments but were the primary reason why the costs of borrowed funds declined in 1998.
         3) An increase in certificates of deposit of $22,300,000 with maturities greater than one year.

At the same time as liability durations extended, prepayment speeds on mortgage backed securities have increased and this has increased investment cash flows considerably. Management has taken steps to sell faster paying mortgage pools and purchase lower coupon mortgage backed securities with slower prepayment speeds. Management actively manages and monitors the interest rate risk position of YNB.

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

At September 30, 1998, the EVPE changes by -2.08% for rate shifts of +200 and -2.14% for rate shifts of -200 basis points. The non-symmetry of the results is indicative of the callable funding booked in 1998. This compares to changes of -1.80% and 0.00% respectively at December 31, 1997.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

Not Applicable.

Item 2:  Changes in Securities and Use of Proceeds

Not Applicable.

Item 3:  Defaults Upon Senior Securities

Not Applicable.

Item 4:  Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5:  Other Information

Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

See attached exhibits. There were no Form 8-K reports filed during the quarter for which this report is filed.


                                INDEX TO EXHIBITS
           Exhibit
           Number                                 Description                                           Page
-----------------------------------------------------------------------------------------------------------------
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

           Exhibit
           Number                                      Description                                       Page
-----------------------------------------------------------------------------------------------------------------
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
                         31, 1998.


           Exhibit
           Number                                Description                                            Page
-----------------------------------------------------------------------------------------------------------------
(H)               10.26  Amendments to the 1994 Stock Option Plan.

(J)               10.27  Lease agreement between Crestwood Construction and the Bank dated May 25, 1998

(J)               10.28  Lease addendum between Gardeners Property Partnership and the bank dated March
                         1998.

                  27.1   Financial Data Schedule

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

           (I)           Incorporated by reference to the Registrant's Registration Statement on Form S-2
                         (Registration Nos. 333-35061 and 333-35061-01)

           (J)           Incorporated by reference to the Registrant's Quarterly
                         Report on Form 10-Q for the fiscal quarter ended June
                         30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            YARDVILLE NATIONAL BANCORP
                                            --------------------------
                                                   (Registrant)


Date:  November 13, 1998                    By:      /s/ Stephen F. Carman
       --------------------                 ------------------------------
                                            Stephen F. Carman
                                            Executive Vice President and
                                            Chief Financial Officer