Form 10-K
period 1998-12-31
YARDVILLE NATIONAL BANCORP
filed 1999-04-01
CIK 787849

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

    [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1998

                                  OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                to
                                   ---------------  ----------------

    Commission file number 0-26086

                           YARDVILLE NATIONAL BANCORP
                           --------------------------
             (Exact Name of Registrant as specified in its Charter)

          New Jersey                                        22-2670267
          ----------                                   -------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)


  3111 Quakerbridge Road, Trenton, New Jersey                  08619
  -------------------------------------------               ----------
    (Address of principal executive offices)                (Zip Code)

                              (609) 585-5100
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(b) of the Act:
                                   None

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, no par value

    Indicate by checkmark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

    Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ]


    Aggregate market value of voting stock held by non-affiliates (computed by using the average of the closing bid and asked prices on March 18, 1999, in the NASDAQ National Market System: $52,881,716

    Number of shares of common stock, no par value, outstanding as of March 18, 1999: 5,195,473
                                                                     (Continued)

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------



                                                   Part of Form 10-K into
      DOCUMENT                                   which Document is Incorporated
      --------                                   ------------------------------

Annual Report to Stockholders for fiscal
year ended December 31, 1998                                     II

Definitive proxy statement for the 1999
Annual Meeting of Stockholders to be held on
April 27, 1999                                                  III

FORM 10-K


INDEX


PART I                                                               PAGE


Item 1.    Business                                                    1

Item 2.    Properties                                                  16

Item 3.    Legal Proceedings                                           16

Item 4.    Submission of Matters to a Vote of Security Holders         17


PART II


Item 5.    Market for Registrant's Common Equity and Related
           Stockholders Matters                                        17

Item 6.  Selected Financial Data                                       17

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         17

Item 7A. Quantitative and Qualitative Disclosures About Market Risk    17

Item 8.    Financial Statements and Supplementary Data                 17

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                         18

PART III


Item 10.   Directors and Executive Officers of the Registrant          18

Item 11.   Executive Compensation                                      18

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                  18

Item 13.   Certain Relationships and Related Transactions              18

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                  18

Signatures                                                             19

Index to Exhibits                                                      E-1

                           YARDVILLE NATIONAL BANCORP

                                    FORM 10-K

                                     PART I

ITEM 1. BUSINESS.

General

         Yardville National Bancorp (the "Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). The Company's business is the ownership and management of The Yardville National Bank, a national banking association and the Company's sole banking subsidiary (the "Bank"). The Company was incorporated under the laws of New Jersey and became the holding company of the Bank in 1985. At December 31, 1998, the Company had total assets of approximately $757,666,000, deposits of approximately $519,643,000 and stockholders' equity of approximately $40,756,000.

The Bank


         The Bank received its charter from The Office of the Comptroller of the Currency (the "OCC") in 1924 and commenced operations as a commercial bank in 1925. The Bank currently operates ten full-service banking offices in Mercer County, New Jersey, five in Hamilton Township, two in Ewing Township, one in East Windsor Township, one in Hopewell Township and one in Trenton. In addition, the Bank operates a Telephone Help Center which serves as a centralized sales and information center for all of the banking offices. In the last quarter of 1998, the Bank began lease payments on its Newtown, Pennsylvania branch, which is scheduled to open in late March, 1999. This is the Bank's first branch office in Pennsylvania. In 1998, the Bank also signed a lease for a 45,000 square foot building located in Hamilton Township. This location will serve as the headquarters for the Company and the Bank and will include a full service bank branch. Lease payments will not commence until the completion of the building, which is projected to be in the third quarter of 1999.

     The Bank's principal executive offices are located at 3111 Quakerbridge Road, Trenton, New Jersey.

         The Bank conducts a general commercial and retail banking business. The principal focus of the Bank has been to provide a full range of traditional commercial and retail banking services, including savings and time deposits, letters of credit, checking accounts and commercial, real estate and consumer loans, for individuals and small and medium size businesses in each of the local communities that it serves. In 1998, the Bank also began offering mutual funds and annuity products.

         The Bank has seven wholly-owned non-bank subsidiaries. Yardville National Investment Corporation, which was incorporated in 1985, was formed to separate a portion of the Bank's investment portfolio functions and responsibilities from its regular banking operations and to increase the net yield of the investment portfolio. YNB Real Estate Holding Company is utilized to hold Bank branch properties. YNB Realty, Inc. is utilized to more effectively manage certain commercial mortgage loans originated by the Bank. Brendan, Inc., Nancy-Beth, Inc. and Jim Mary, Inc. are utilized for the control and disposal of other real estate properties. YNB Financial, Inc. is engaged in the business of selling investment products offered by insurance companies.

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

         Federal and state banking laws and regulations govern, among other things, the scope of a bank's business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. All nationally and state-chartered banks in New Jersey are permitted to maintain branch offices in any county of the state. Branching outside of New Jersey is also permitted under certain circumstances. See "Interstate banking." National bank branches may be established only after approval by the OCC. It is the general policy of the OCC to approve applications to establish and operate domestic branches provided that approval would not violate applicable Federal or state laws regarding the establishment of such branches. The OCC reserves the right to deny an application or grant approval subject to conditions if (1) there are significant supervisory concerns with respect to the application or affiliated organizations, (2) in accordance with CRA, the applicant's record of helping meet the credit needs of its entire community, including low and moderate income neighborhoods, consistent with safe and sound operation, is less than satisfactory, or (3) any financial or other business arrangement, direct or indirect, involving the proposed branch or device and bank "insiders" (directors, officers, employees and 10%-or-greater stockholders) involves terms and conditions more favorable to the insiders than would be available in a comparable transaction with unrelated parties. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the FDIC's prior approval is also required for any new branch application of a bank which is ranked in any of the three "undercapitalized" categories established by FDICIA. See "Prompt Corrective Action."

     Under the Federal Deposit Insurance Act, the OCC possesses the power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that would be an unsafe and unsound banking practice and in violation of the law. Moreover, Federal law enactment's have expanded the circumstances under which officers or directors of a bank may be removed by the institution's Federal supervisory agency, restricted and further regulated lending by a bank to its executive officers, directors, principal stockholders or related interests thereof and restricted management personnel of a bank from serving as directors or in other management positions with certain depository institutions whose assets exceed a specified amount or which have an office within a specified geographic area, and restricts management personnel from borrowing from another institution that has a correspondent relationship with their bank.

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

Capital Rules

     Under risk-based capital requirements for bank holding companies, the Company is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder may consist of subordinated debt, nonqualifying preferred stock and a limited amount of the loan loss allowance ("tier 2 capital"). At December 31, 1998, the Company's tier 1 capital and total capital ratios were 9.9 percent and 11.2 percent, respectively.

     In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The Company's leverage ratio at December 31, 1998, was 7.7 percent. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Company of any specific minimum tier 1 leverage ratio applicable to it.

     The Bank is subject to similar capital requirements adopted by the OCC. The OCC has not advised the Bank of any specific minimum leverage ratios applicable to it. The capital ratios of the Bank are set forth below under the discussion of Prompt Corrective Action.

         Banking regulators continue to indicate their desire to raise capital requirements applicable to banking organizations, including a proposal to add an interest rate risk component to risk-based capital requirements.

Prompt Corrective Action

     In addition to the required minimum capital levels described above, federal law establishes a system of "prompt corrective actions" which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the rules, an institution will be deemed to be "adequately capitalized" or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed "undercapitalized" if it fails to meet the minimum capital requirements, "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0 percent, a Tier 1 risk-based capital ratio that is less than
3.0 percent, or a leverage ratio that is less than 3.0 percent, and "critically undercapitalized" if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0 percent.
     The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered adequately capitalized or well capitalized under the prompt corrective action regulations, and the Bank's capital ratios at December 31, 1998:

                                 Adequately       Well          Bank ratios at
                               Capitalized      Capitalized    December 31, 1998
                               -----------      -----------    -----------------

Total Risk-Based Capital Ratio     8.00%         10.00%               10.8%
Tier 1 Risk-Based Capital Ratio    4.00%          6.00%                9.6%
Leverage Ratio                     4.00%          5.00%                8.5%


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

     In addition, the Bank is subject to quarterly assessments relating to interest payments on Financing Corporation (FICO) bonds issued in connection with the resolution of the thrift industry crisis. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the BIF and SAIF. The FICO assessments on BIF-insured deposits are set at an annual rate of 0.0122% of assessable deposits. This is one-fifth the rate currently applicable to SAIF-insured deposits. It is expected that after December 31, 1999 (or when the last savings association ceases to exist, if earlier), all assessable deposits at all institutions will be assessed at the same rates in order to pay FICO bond interest.

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

Employees

         At December 31, 1998, the Company employed 188 full-time employees and 13 part-time employees.


Statistical Disclosure

    Statistical disclosure information regarding the Company is included in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," which is incorporated by reference to the Company's 1998 Annual Report to Stockholders.

ITEM 2. PROPERTIES.

         The principal executive offices of the Company are located at 3111 Quakerbridge Road, Trenton, New Jersey in a building owned by the Bank and the management and staff of the Company utilize the facilities and equipment of the Bank. The Bank owns its principal executive offices, where it also has a banking office, in Yardville, New Jersey, and three additional banking offices in Hamilton Township, New Jersey. The Bank leases its banking office in Ewing Township, New Jersey. The lease provides for a term of five years ending in 2004, renewable for two 5-year periods, and a base monthly rental of $2,520.00 during the initial term. The Bank also leases its banking office in East Windsor Township, New Jersey. In April 1998 the Bank renegotiated its lease at East Windsor. The Bank now leases the entire space in this building. The lease provides for a term of six years seven months ending in 2004, renewable for two 5-year periods and provides for a base monthly rental of $5,416.66 during the initial term. The Bank also leases its banking office in Trenton. The lease provides for a term of five years ending in 1999, renewable for three 5-year periods, and provides for a base monthly rental of $1,875.00 during the initial term. The Bank intends to renew this lease in 1999 with a new base monthly rent of $2,003.33. The Bank also leases its banking office in Hamilton Square, New Jersey, which opened in the second quarter of 1996. The Bank assumed a 20 year lease effective April 1, 1996. The lease commenced on October 1, 1991 and ends on September 30, 2011 and is renewable for six 5-year periods, and provides for a base monthly rental of $5,573.53 during the initial term. The Bank purchased a building and property in Ewing Township and opened its ninth branch in the third quarter of 1996. In 1998 the Bank opened its tenth branch office in Pennington, New Jersey. The Bank leases this office. The lease provides for a term of 5 years ending in 2003, renewable for three 5-year periods, and provides for a base monthly rental of $1,730.33 during the initial term. In the last quarter of 1998, the Bank began lease payments on its Newtown, Pennsylvania branch scheduled to open in the first quarter of 1999. The lease provides for a term of 5 years ending in 2003, renewable for three 5-year periods and provides for a base monthly rental of $4,670.83. during the initial term. In 1998, the Company also signed a lease for a 45,000 square foot corporate headquarters building. This new location will include a full service bank branch. Lease payments will not commence until the completion of the building, which is projected to be in the third quarter of 1999. The lease provides for an initial term of 14 years renewable for two 5-year periods. The obligation to pay rent shall commence 60 days after substantial completion or upon occupancy by the Company whichever is earlier. The base monthly rent is estimated to be $68,300. The Company has a continuing option to purchase the building after the end of the fifth year lease equal to the then fair market value of the premises. Yardville National Investment Corporation leases space from the Bank at the Bank's principal executive offices. The Bank also leases its Telephone Help Center located in Hamilton Township. The lease provides for a term of two years ending in August 31, 1999, renewable for a one year period and provides for a base monthly rental of $3,250. The Telephone Help Center will be relocating to the new corporate headquarters building.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is a party to various legal actions as of December 31, 1998, arising out of the ordinary course of business. Management of the Company does not deem any of the claims against the Company in such matters are material in relation to the Company's financial condition, results of operations or liquidity based on information currently available to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

Market Information

         The Common Stock is traded in the Nasdaq National Market System. The following table shows the range of high and low closing bid prices of the Common Stock in the Nasdaq National Market System during 1997 and 1998. The prices below reflect the 2.5% stock dividend declared in March 1998 and the two-for-one stock split effected in the form of a stock dividend declared in December 1997. The price quotations reflect inter-dealer quotations without adjustment for retail markup, markdown or commission, and may not represent actual transactions.


                                                    Bid Price
                                           High                    Low
Year Ended December 31, 1997:
-----------------------------
First Quarter                              $11.22                $ 9.39
Second Quarter                              12.19                  9.64
Third Quarter                               13.84                 11.95
Fourth Quarter                              17.78                 13.91

Year Ended December 31, 1998:
-----------------------------
First Quarter                              $19.03                $17.08
Second Quarter                              19.75                 16.38
Third Quarter                               16.75                 12.00
Fourth Quarter                              14.25                 12.00

Holders

         As of December 31, 1998, the Company had approximately 580 holders of record of the Common Stock.

Dividends

         In 1997, the Company paid four quarterly cash dividends on the Common Stock in the aggregate amount of $1,233,000. Dividends paid per share in 1997 totaled $0.24. In 1998, the Company paid four quarterly cash dividends on the Common Stock in the aggregate amount of $1,449,000. Dividends paid per share in 1998 totaled $0.29. Cash dividends are generally paid quarerly or four times a year. All dividend data has been restated to reflect the 2.5% stock dividend declared in March 1998 and the two-for-one stock split effected in the form of a stock dividend declared in December 1997. In the first quarter of 1999, the Company paid a cash dividend in the amount of $.08 per share on the Common Stock. Because substantially all of the funds available for the payment of cash dividends are derived from the Bank, future cash dividends will depend primarily upon the Bank's earnings, financial condition, need for funds, and government policies and regulations applicable to both the Bank and the Company. As of December 31, 1998, the net profits of the Bank available for distribution to the Company as dividends without regulatory approval were approximately $7,952,000. The Company expects to pay quarterly cash dividends for the remaining three quarters in 1999 to holders of Common Stock, subject to the Company's financial condition.


ITEMS 6, 7, 7A AND 8

     Information required by items 6, 7, 7A and 8 is provided in the Company's 1998 Annual Report to Stockholders under the captions and on the pages indicated below, and is incorporated by reference:

                                                   PAGES IN 1998
                                                   ANNUAL REPORT
CAPTION IN 1998 ANNUAL REPORT TO STOCKHOLDERS     TO STOCKHOLDERS

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS
   OF OPERATIONS                                        13-36

   CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO
   CONSOLIDATED FINANCIAL STATEMENTS                    37-52

   INDEPENDENT AUDITORS' REPORT                            53


         The Company is not required to provide selected quarterly financial data in response to Item 8 and, therefore, such data has been omitted from the 1998 Annual Report to Stockholders.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None

                                    PART III


ITEMS 10 THROUGH 13

    Information required by Items 10 through 13 is provided in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 27, 1999. Such information is incorporated by reference. The information contained in the Company's definitive proxy statement under the caption "Organization and Compensation Committee Report" shall not be deemed to be incorporated by reference herein.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                           REPORTS ON FORM 8-K

(a)      Exhibits and Financial Statement Schedules

         1. Financial Statements

            The following financial statements are incorporated herein by reference to the Company's 1998 Annual Report to Stockholders:

            o Consolidated Statements of Condition
            o Consolidated Statements of Income
            o Consolidated Statements of changes in Stockholder's Equity
            o Consolidated Statement of Cash Flows
            o Notes to Consolidated Financial Statements
            o Independent Auditor's Report

         2. Financial Statement Schedules

            None

         3. Exhibits

              The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page E-1.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended December 31, 1998.


                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized on March 24, 1999.


                                          YARDVILLE NATIONAL BANCORP




                                          By: /s/ Patrick M. Ryan
                                              ----------------------------------
                                              Patrick M. Ryan, President and
                                              Chief Executive Officer


    Signatures                                      Title
    ----------                                      -----

/s/ Jay G. Destribats
-----------------------------              Chairman of the Board
 Jay G. Destribats                         and Director

/s/ Patrick M. Ryan
------------------------------             Director, President and
 Patrick M. Ryan                           Chief Executive Officer

/s/ Stephen F. Carman
------------------------------             Treasurer, Secretary,
 Stephen F. Carman                         Principal Financial Officer
                                           and Principal Accounting Officer
/s/ C. West Ayres
-----------------------------              Director
 C. West Ayres

/s/ Elbert G. Basolis, Jr.
-----------------------------             Director
 Elbert G. Basolis, Jr.

/s/ Lorraine Buklad
----------------------------              Director
 Lorraine Buklad

/s/ Anthony M. Giampetro
-----------------------------             Director
 Anthony M. Giampetro

    Signatures                                      Title
    ----------                                      -----

/s/ Sidney L. Hofing
-----------------------------             Director
 Sidney L. Hofing

/s/ James J. Kelly
-----------------------------             Director
 James J. Kelly

/s/ Gilbert W. Lugossy
-----------------------------             Director
 Gilbert W. Lugossy

/s/ Louis R. Matlack
-----------------------------             Director
 Louis R. Matlack

/s/ Weldon J. McDaniel, Jr.
-----------------------------             Director
 Weldon J. McDaniel, Jr.

/s/ F. Kevin Tylus
-----------------------------             Director
 F. Kevin Tylus

                                INDEX TO EXHIBITS

      Exhibit
      Number                                     Description                                                        Page
----------------------------------------------------------------------------------------------------------------------------------
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

          10.1  Employment Contract between Registrant and Patrick M. Ryan.

          10.2  Employment Contract between Registrant and Jay G. Destribats

          10.3  Employment Contract between Registrant and Stephen F. Carman

          10.4  Employment Contract between Registrant and James F. Doran

          10.5  Employment Contract between Registrant and Richard A. Kauffman

          10.6  Employment Contract between Registrant and Mary C. O'Donnell




      Exhibit
      Number                                     Description                                                        Page
----------------------------------------------------------------------------------------------------------------------------------

           10.7  Employment Contract between Registrant and Frank Durand III


(D)        10.8  Salary Continuation Plan for the Benefit of Patrick M. Ryan

(D)        10.9    Salary Continuation Plan for the Benefit of Jay G. Destribats

(E)        10.10  1988 Stock Option Plan

           10.11  Employment contract between Registrant and Thomas L. Nash

(A)        10.12  Directors' Deferred Compensation Plan

(B)        10.13  Lease Agreement between Jim Cramer and the Bank dated November 3, 1993

(A)        10.15  Agreement between the Lalor Urban Renewal Limited Partnership and the Bank dated October,
                  1994

(C)        10.16  Survivor Income Plan for the Benefit of Stephen F. Carman

(C)        10.17  Lease Agreement between Devon Inc. and the Bank dated as of February 9, 1996

(F)        10.18  1997 Stock Option Plan

           10.19  Employment contract between Registrant and Howard N. Hall

           10.20  Employment contract between Registrant and Sarah J. Strout

           10.21  Employment contract between Registrant and Nina D. Melker



      Exhibit
      Number                                     Description                                                        Page
----------------------------------------------------------------------------------------------------------------------------------

           10.22  Employment contract between Registrant and Timothy J. Losch

(G)        10.23  Survivor Income Plan for the Benefit of Timothy J. Losch

(G)        10.24  Lease agreement between the Ibis Group and the Bank dated July 1997

(H)        10.25  Lease agreement between Hilton Realty Co. of Princeton and the bank dated March 31, 1998.

(H)        10.26  1994 Stock Option Plan.

(J)        10.27  Lease agreement between Crestwood Construction and the Bank dated May 25, 1998

(J)        10.28  Lease between Carduners Property Partnership and the bank dated March 1998.


(K)        10.29  Yardville National Bank Employee Stock Ownership Plan

           10.30  Lease agreement between Sycamore Street Associates and the Bank dated October 30, 1998

           13.1   1998 Annual Report to Stockholders

           21     List of Subsidiaries of the Registrant

           23.1   Consent of KPMG, LLP

           27.1   Financial Data Schedule

    (A)           Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A filed on July
                  25, 1995

    (B)           Incorporated by reference to the Registrant's Registration Statement on Form SB-2
                  (Registration No. 33-78050)

                                INDEX TO EXHIBITS

      Exhibit
      Number                                     Description                                                        Page
----------------------------------------------------------------------------------------------------------------------------------



    (C)           Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for fiscal year ended
                  December 31, 1995

    (D)           Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1996

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

    (K)           Incorporated by reference to the Registrant's  Registration Statement on Form S-8
                  (Registration No. 333-71741).


                        DEVELOPING A SUPERCOMMUNITY BANK

















                                   [PICTURES]














                               1998 ANNUAL REPORT




                                    YNB LOGO
                            Yardville National Bank

TABLE OF CONTENTS

Financial Highlights                                            1
-----------------------------------------------------------------
Management Letter                                               3
-----------------------------------------------------------------
Building a Supercommunity Bank                                  7
-----------------------------------------------------------------
Selected Historical Consolidated Financial Data                11
-----------------------------------------------------------------
Management's Financial Discussion and Analysis                 13
-----------------------------------------------------------------
Financial Statements                                           37
-----------------------------------------------------------------
Notes to Consolidated Financial Statements                     41
-----------------------------------------------------------------
Independent Auditors' Report                                   53
-----------------------------------------------------------------
Officers                                                       54
-----------------------------------------------------------------
Board of Directors                                             55
-----------------------------------------------------------------
Shareholder Information                                        56
-----------------------------------------------------------------

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

Financial Highlights


---------------------------------------------------------------------------------------------
(Dollars in thousands, except per share data)          1998             1997       % Increase
---------------------------------------------------------------------------------------------
For the Year Ended December 31
Net income                                          $  5,582          $  5,006         11.5%
Earnings per share-- diluted                            1.10              0.98         12.2
Cash dividends declared per common share                0.29              0.24         20.8
---------------------------------------------------------------------------------------------
Balance Sheet Data as of December 31
Total assets                                        $757,666          $614,686         23.3%
Total deposits                                       519,643           422,944         22.9
Total loans                                          491,649           385,751         27.5
Stockholders' equity                                  40,756            39,745          2.5
Book value per share                                    8.20              7.82          4.9
---------------------------------------------------------------------------------------------
Consolidated Ratios
Return on average assets                                0.82%             0.93%
Return on average stockholders' equity                 13.96             13.32
Net interest margin                                     3.55              3.95
Total equity to total assets                            5.38              6.47
Tier I capital to risk-weighted assets                  9.91             12.24
Total capital to risk-weighted assets                  11.17             13.49
Nonperforming assets to total assets                    1.17              1.38
Net loan charge offs to average total loans             0.18              0.14
=============================================================================================

Net Income
(Dollars in thousands)

6,000                                      800
                                  5,582                                      758
                           5,006
5,000                                      700

                    4,026                                             615
4,000                                      600

             3,403
3,000                                      500
      2,523                                                    491
                                                       403
2,000                                      400


1,000                                      300
                                                281

    0 __________________________________   200
       1994   1995   1996   1997   1998

                                           100


                                             0 _________________________________
                                                1994   1995   1996   1997   1998

                                [Photos of Men]


YNB SENIOR MANAGEMENT

Clockwise from upper left: Jay G. Destribats, Chairman; Patrick M. Ryan, President and Chief Executive Officer; Timothy J. Losch, Executive Vice President and Chief Operating Officer and Stephen F. Carman, Executive Vice President and Chief Financial Officer.

To Our Shareholders, Employees and Friends

Building means many things to different people. To some, it means an edifice, constructed of bricks and mortar. Certainly, we have seen a lot of bricks and mortar (and steel, and bulldozers) this year as we have watched our new corporate headquarters near completion. But for us in YNB management, building is a concept - a key word for our future. We are building YNB into an entity for success far into the future - a supercommunity bank.

A supercommunity bank, for us, is one that brings the best of all worlds together for the benefit of the customer. We can provide all the technological support that banking for the new millennium requires. A full line of state-of-the-art products and services, for both business and retail banking customers, is available. At the same time, we work hard to retain the dedication to our community, the attentive personal service, and the neighborhood feeling that is so much a part of YNB.

Many institutions - large and small - call themselves community banks. At YNB, the term means that our involvement goes far beyond business. We live and work here. We are involved with activities from the scouts to the schools to the fire companies and local development agencies. Our commitment is to know our marketplace and to serve the businesses and individuals who form our community.

That community is constantly expanding. For us, today, it is a "supercommunity," covering a much wider geographic area than ever before, on both sides of the Delaware River. In 1998, we opened a new branch in Pennington, and are following this expansion in 1999 with three new offices - a corporate headquarters branch in Hamilton to meet expanding market needs in our core market, our first banking office in Burlington County in Bordentown, and our first foray into Pennsylvania, in Newtown, Bucks County.

As we continue our development into a supercommunity institution, we have taken the steps that will enable us to do so profitably, and with maximum benefit to our shareholders. Our plans to expand into Pennsylvania have already been realized with the opening of Newtown in March 1999. We are well on the way to reaching the $1 billion mark in assets, considered a significant milestone for a community bank. Our technology and infrastructure have been significantly upgraded, and we are able to compete with the largest regional banks for business.

Enhancing Technology to Better Serve Customers
We have worked hard to be sure that our technology is state-of-the-art, and capable of supporting all the sophisticated services today's banking customer desires. In the past year, we have continued to upgrade these systems, while we mounted a comprehensive program to be sure our bank will be prepared for the Year 2000. We have kept all our employees abreast of our Y2K progress, and have a comprehensive communications plan in place.

Profitability.
As we continue our development into a supercommunity institution, we have taken the steps that will enable us to do so profitably.

Diversifying our earnings stream.
We have increased our non-lending services in 1998 to further diversify our earnings stream.

We are also using our technology to assist in our sales efforts, as we are better able to recognize individual customer relationships and to identify the additional products and services that our existing customers may find useful. All of our branch representatives have undergone sales training in the past year, and we are making increased business a goal in each of our branch offices.

YNB Initiatives Yield Tangible Results
The culmination of all our building efforts can be seen in our strong financial performance. In 1998, YNB's net income rose to $5,582,000, or $1.10 per share on a diluted basis, compared to $5,006,000, or $0.98 per share on a diluted basis for 1997. Net income and earnings per share grew 11.5 percent and 12.2 percent, respectively, in 1998. Total assets at year end reached $757.7 million, an increase of 23.3 percent when compared with the $614.7 million in total assets at the end of 1997.

Earnings Per Share
Diluted

$1.2

                                      $1.10
 1.0
                              $0.98
      $0.82   $0.82   $0.80
 0.8


 0.6


 0.4


 0.2


 0.0 ______________________________________
      1994    1995    1996    1997    1998


Commercial lending continues to be the most important factor in YNB's earnings growth, as businesses of all sizes choose YNB for its top quality service and products. We have established a niche for ourselves as the pre-eminent business lender in our marketplace, and as a result, our commercial loan portfolio is a primary component of our status as a supercommunity bank. YNB's total loan outstandings at December 31, 1998 increased to $491.6 million, up 27.5 percent over the total of $385.8 million recorded at the end of 1997.

YNB's strong efforts to maintain and improve credit quality as the portfolio grows continued in 1998. Nonperforming assets increased minimally to $8,830,000 at December 31, 1998, from $8,486,000 at December 31, 1997, while the allowance for loan losses now totals $6,768,000 or 1.38 percent of total loans, covering
174.7 percent of total nonperforming loans.

The deposit side of the ledger helps to support YNB's ongoing loan growth. Total deposits at year end rose to $519.6 million, a 22.9 percent increase over total deposits at December 31, 1997. Much of this growth comes both from new depositors, who are attracted from other banks by YNB's competitive rates, attentive customer service and convenient new product offerings, and from expanded relationships with satisfied current customers.

In addition to deposit growth, we have also increased our non-lending services to both business and retail banking clients in 1998 to further diversify our earnings stream and increase non-interest income. For businesses, we added several new business products and services to an already extensive list of offerings. These now include lockbox and cash management, as well as business savings accounts. Consumer banking customers can now purchase alternative investments from a representative at a YNB office, widening their investment opportunities and generating additional fee income for the bank. We also initiated Private Banking in 1998, and are looking at other opportunities to make YNB the kind of "one-stop," extended financial services institution that many customers seek with today's fast-paced lifestyle.

Building Long-Term Shareholder Value
Creating long-term, sustainable shareholder value remains a primary focus for YNB management. In 1998, cash dividends paid increased 20.8 percent over 1997, and in January 1999, the Board of Directors again increased the quarterly cash dividend to $0.08 per share, a 6.7 percent increase over the prior quarter. This, of course, followed the 2.5 percent stock dividend declared in March 1998. We will continue to make the types of business decisions that we have cited above to increase our profitability in the belief that, over both the intermediate and the long-term, the market will recognize the true value of our shares and reward our shareholders accordingly.

Cash Dividend Per Share

$0.4


 0.3                                  $0.29
                              $0.24
                      $0.22
 0.2
              $0.19
      $0.14
 0.1


 0.0 ______________________________________
      1994    1995    1996    1997    1998


To further support our growth, we worked diligently to ensure that YNB remained well-capitalized in 1998. At December 31, 1998, the capital ratios for YNB exceeded those required by regulatory authorities to consider an institution well capitalized, with Tier I leverage, Tier I risk-based, and Total risk-based capital ratios of 7.7, 9.9, and 11.2 percent, respectively.

Looking Toward a Bright Future
There has been much talk of the new millennium, and what it will bring for businesses and for our society. We are confident that the steps we have outlined in this letter and are continuing to put into place will serve YNB well as we build a strong and secure future as an independent, supercommunity bank. As an organization, we are grateful to our Board of Directors and to our Advisory Board members for their unselfish service to this institution as we have grown. We also appreciate the support of our shareholders and customers as we direct our best efforts toward that future.

Building
a secure future.
We are confident the steps we have outlined will serve YNB well as we build a strong and secure future.

Sincerely yours,


/s/ Jay G. Destribats                    /s/ Patrick M. Ryan

Jay G. Destribats                        Patrick M. Ryan
Chairman of the Board                    President and Chief Executive Officer

YNB SERVES ALL SEGMENTS
OF OUR COMMUNITY

Whether providing commercial loans for area businesses to grow, or offering the special services both mature adults and young families need, YNB is there with the right financial products for every lifestyle and business situation.

Building a Supercommunity Bank

While the process of building a supercommunity bank is often thought of in physical terms, we are ever-mindful of the continuing importance of putting the customer first. In the locations we have selected, the technology we have acquired, the products we offer, and the training of our staff, satisfying the customer's needs is always considered the primary objective.

YNB Builds a Sense of Community
Convenient locations are an important factor in any bank's growth, and YNB has taken advantage of this fact as we have moved to expand our reach into new communities. Our move into Pennington this past year was warmly received, and that branch has already become an integral part of the community. In 1999, our growth will continue as we move into a new county, Burlington, with the opening of our Bordentown office, and a new state, Pennsylvania, as we open our Newtown office.

When YNB enters a new area, we immediately bring our sense of community to bear. In Pennington, for example, we offered our "Neighbors First" package which allowed new customers to have YNB make a donation to fund area sports teams, computers for schools, or open space initiatives. YNB has also expanded our generous scholarship program to include all the high schools in our new neighborhoods. When we enter Newtown and Bordentown, we expect to demonstrate our commitment to those communities in a comparable way.

The products we offer in all of our branch offices are those that consumers find most useful in their busy daily lives. Efficiency as well as service is an all-important issue, and YNB has worked hard to make our customers' lives easy. That's one of the reasons our Telephone Help Center has been such an overwhelming success. By just calling the Telephone Help Center at 1-8884-HELPLINE Monday through Friday from 8:30 AM to 7:00 PM, and on Saturdays from 9:00 AM to 12:00 PM, customers can gain information about current accounts, investment rates, available loan or mortgage programs, ATM locations - whatever they may need to make banking with YNB even more convenient.

Convenience is also the reason that our Telebank Service has been a hit with our customers - old and new. YNB's Telebank allows current customers to check balances, transfer or verify funds, find out about

Helping busy
consumers.

The products we offer in all of our branch offices are those that consumers find most useful in their busy daily lives.

Business banking.

We have fostered a business banking environment that allows us to compete with other financial institutions of all sizes.

recent transactions, order a mini-statement to be faxed, and complete other banking transactions from the comfort of their home or office - 24 hours a day, 7 days a week. New customers who want to move their accounts to YNB are served by Telebank, too, as they can check rates, inquire about products, and verify office hours and locations right on the telephone.

New Technology and New Products
YNB has also enhanced customer convenience with the addition of new technology. Of course, we have taken the necessary steps to make sure that our systems are Y2K compatible so the turn of the century should occur with no disruption to YNB customers. But more than that, we have taken this opportunity to upgrade our computer equipment, with a new mainframe computer and reader sorter to improve the information available to customers and the branch personnel who serve them.

On the product side, we have offered special CD promotions throughout the year to bring our customers the best investment rates possible. These were quite successful, as YNB brought in $80 million in new deposits during 1998, from established and new customers alike. To stimulate consumer demand and remain competitive, we also lowered the rate on our popular Home Equity Line of Credit.

An increasing proportion of our customers prefer to use their computers to perform their banking functions, and we have responded to their needs as well. The YNB website (http://www.yanb.com) provides extensive information on rates, products, office locations, and financial planning, and permits customers to e-mail YNB for additional information. This coming year, we will introduce "YNB OnLine" - PC Banking to serve all YNB customers quickly and conveniently.

Commercial Banking Continues to Grow at YNB
Retail and commercial banking must be linked for a solid supercommunity bank to thrive, and the growth of YNB's deposit base, as fostered by the activities noted above, provides a solid source to support our increased commercial lending activities. For the past five years, YNB has grown into a major business lender in Central New Jersey. By combining accessibility to senior management with responsive customer service, we have fostered a business banking environment that allows us to compete with other financial institutions of all sizes. And we've been doing so successfully, as we continue to gain business from our competition in all our market areas.

YNB's growth in business banking has extended well beyond lending as we have sought to diversify our earnings stream with additional business products and services. Our lockbox and cash management services have both grown in 1998 and offer our business customers all the advantages of a large commercial bank, accompanied by YNB's community bank focus on personal service. Technologically advanced services like Cash Command let business customers handle payroll deposits right from their offices, consolidate funds, make tax payments, transfer among accounts, and even make overnight investment sweeps. Our business customers also continue to enjoy the advantages of offering Service Direct to their employees, gaining additional banking benefits for them through Direct Deposit.

Emphasizing Two-Way Communication
As a bank grows into a supercommunity institution, a strong communications network is essential to preserve the customer focus that distinguishes community banks from those formed by mega-mergers. At YNB, we understand that it is important that we communicate clearly and often with our customers. But it is just as important that we listen when our customers give us feedback about what they want. We are proud to say that several of the product innovations and modifications we have made in the past year have been in direct response to expressed consumer wishes. Customers told us they felt the minimum balance for statement savings should be lowered. We did it. They wanted free checks as part of their Silver Checking Package. Done. Our popular Chairman's Choice product was only available with the bank safekeeping the checks, and our customers told us they wanted to be able to have the checks returned to them monthly. We arranged to do so.

We have also conducted an extensive customer satisfaction survey, and were gratified to learn that our customers gave us high marks. More than 90% of the survey respondents told us that they were waited on promptly and courteously, and their transactions handled in a timely manner. Almost 80% rate our service overall as excellent or very good. Most rewarding for us was to find that over 93% of the survey respondents - all present customers - said they would recommend YNB to others. This type of individual personal endorsement is the best possible advertising we could employ.

Training Our Bankers to be Effective Salespeople
But word-of-mouth recommendations alone are not sufficient in the competitive world of community banking today. It is important for bankers to be salespeople, too. Our branch representatives have all undergone thorough training in the past year to enhance both their product knowledge and their selling skills. Because information is so important in financial decision-making, we feel the training our branch personnel have received will result in even better customer service and stronger, long-term relationships.

Communication
is key.

At YNB, we understand that it is important that we communicate clearly and often with our customers.

Telemarketing is a growing sales technique, and we have an excellent opportunity to increase our business each time a customer calls the Telephone Help Center. By recommending products and services that may fit certain needs, we are assisting our customers as well as building the bank's business. Our Telephone Help Center representatives also take the initiative in communicating with prospects, and have begun a new program of calling our customers to inform them of special opportunities which may fit their financial needs, and also to call non-customers and share information about YNB with them.

Finally, in a realignment of our branch management network, we have named several officers to the position of Regional Manager, responsible for the activities of several offices. This frees branch management up to conduct more comprehensive business development efforts. We also have appointed several full-time business development officers to help introduce YNB in new market areas such as Pennington and Newtown.

Looking to the Future for YNB
In examining our evolution into a supercommunity bank, we believe we have been successful because we have identified an important niche for YNB - to be an independent bank that is large enough to serve the needs of every customer, but small enough to give personal attention to each and every account holder. We possess the expertise and the technology to perform the most sophisticated banking functions, but we do so in a culture that values each individual customer, business, organization, and community as a unique entity whose business we must earn and work to retain every day.

As we approach the new millennium, it is with the excitement that comes from setting a course and sticking by it - from knowing who we are and what we plan to be - and most of all, knowing how to get there. With the attention to individuals that has been a hallmark of banking at YNB since our formation almost 75 years ago, we have defined the new world of the supercommunity bank. Its name is YNB.

Growing relationships.

We have an excellent opportunity to increase our business each time a customer calls the Telephone Help Center.

Selected Historical Consolidated Financial Data
--------------------------------------------------------------------------------

The following table sets forth certain historical financial data with respect to Yardville National Bancorp and subsidiaries on a consolidated basis. This table should be read in conjunction with Yardville National Bancorp's historical consolidated financial statements and related notes thereto. All share and per share data has been restated to reflect the 2.5% stock dividend declared in March 1998 and the two-for-one stock splits effected in the form of stock dividends declared in December 1997 and November 1994.

                                                                          December 31,
------------------------------------------------------------------------------------------------------------------
                                               1998          1997           1996            1995            1994
------------------------------------------------------------------------------------------------------------------
Statement of Income
(in thousands)

Interest income                            $  50,923      $  40,768      $  34,251       $  27,336       $  18,004
Interest expense                              28,392         21,100         17,041          12,841           6,360
------------------------------------------------------------------------------------------------------------------
Net interest income                           22,531         19,668         17,210          14,495          11,644
Provision for loan losses                      1,975          1,125          1,640             865             305
Securities gains (losses), net                   151             24           (136)            (91)           (124)
Gains on sales of mortgages, net                  62             30             21              19              92
Other non-interest income                      2,789          2,490          2,228           1,927           1,586
Non-interest expense                          15,337         13,341         11,479          10,260           9,285
------------------------------------------------------------------------------------------------------------------
Income before income tax expense           $   8,221          7,746          6,204           5,225           3,608
Income tax expense                             2,639          2,740          2,178           1,822           1,085
------------------------------------------------------------------------------------------------------------------
Net income                                 $   5,582      $   5,006      $   4,026       $   3,403       $   2,523
------------------------------------------------------------------------------------------------------------------
Balance Sheet
(in thousands, except per share data)

Assets                                     $ 757,666      $ 614,686      $ 490,545       $ 403,115       $ 280,550
Loans, net of unearned income                491,649        385,751        331,237         245,054         196,910
Securities                                   221,688        186,636        124,967         133,853          63,235
Deposits                                     519,643        422,944        364,445         302,972         259,296
Borrowed funds                               177,888        134,316         86,339          65,221           1,215
Stockholders' equity                          40,756         39,745         35,230          31,717          18,451
Allowance for loan losses                      6,768          5,570          4,957           3,677           2,912

Per Share Data
Net income-- basic                         $    1.11      $    0.99      $    0.82       $    0.85       $    0.85
Net income-- diluted                            1.10           0.98           0.80            0.82            0.82
Cash dividends                                  0.29           0.24           0.22            0.19            0.14
Stockholders' equity (book value)               8.20           7.82           7.07            6.58            5.81

Other Data
Average shares outstanding-- basic             5,017          5,052          4,938           4,026           2,974
Average shares outstanding-- diluted           5,059          5,117          5,040           4,151           3,093
==================================================================================================================

--------------------------------------------------------------------------------

                                                                          December 31,
-----------------------------------------------------------------------------------------------------------
                                                    1998         1997        1996         1995         1994
-----------------------------------------------------------------------------------------------------------
Financial Ratios
Return on average assets                            0.82%        0.93%       0.90%        0.99%        1.04%
Return on average stockholders'
  equity                                           13.96        13.32       12.25        13.84        15.89
Net interest margin (FTE) (1)                       3.55         3.95        4.10         4.49         5.16
Efficiency ratio (2)                               60.07        60.06       59.41        62.75        70.35
Average stockholders' equity to
   average assets                                   5.84         7.00        7.33         7.14         6.57
Dividend payout ratio                              25.96        24.63       26.90        21.69        15.06
Tier 1 leverage ratio (3)                           7.68         9.53        7.80         9.07         7.84
Tier 1 capital as a percent of
   risk-weighted assets                             9.91        12.24       10.17        11.95         9.59
Total capital as a percent of
   risk-weighted assets                            11.17        13.49       11.43        13.20        10.84
Allowance for loan losses
   to total loans (year end)                        1.38         1.44        1.50         1.50         1.48
Net loan charge offs to average
   total loans                                      0.18         0.14        0.13         0.05         0.06
Nonperforming loans (5) to total loans              0.79         1.38        2.46         1.15         1.05
Nonperforming assets (4) to
   total loans and other real estate
   owned (year end)                                 1.78         2.18        2.57         1.40         1.21
Allowance for loan losses
   to nonperforming assets (4) (year end)          76.65        65.64       58.08       106.77       122.35
Allowance for loan losses
   to nonperforming loans (5) (year end)          174.75%      104.80%      60.90%      130.44%      140.95%
===========================================================================================================

(1) Tax equivalent based on a 34% Federal tax rate for all periods presented (FTE = Federal tax equivalent basis).
(2) Efficiency ratio is equal to non-interest expense divided by the sum of the net interest income and non-interest income.
(3)  Tier 1 leverage ratio is Tier 1 capital to average assets.
(4) Nonperforming assets include nonperforming loans and other real estate owned. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."
(5) Nonperforming loans include nonaccrual loans, restructured loans, and loans 90 days past due or greater and still accruing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition."

Management's Discussion and Analysis
--------------------------------------------------------------------------------
   of Consolidated Financial Condition and Results of Operations

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Throughout the following sections, the "Corporation" is defined as Yardville National Bancorp and its wholly owned subsidiaries Yardville National Bank (the "Bank") and Yardville Capital Trust, collectively referred to as "YNB". The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of operations of YNB.

1998 Overview
In 1998 YNB was challenged by intense competition, changing customer demands and increased pricing pressures. Traditional loan and deposit activities face particularly challenging competitive pressures as both banks and non-banks compete for customers with access to a broad array of products.
     YNB's emphasis on relationship banking paid dividends again in 1998. YNB posted increases in net income, loans, and deposits. Technology upgrades have increased product diversity and enhanced customer service.
     Net income amounted to $5,582,000, an 11.5% increase, compared to the record results of $5,006,000 reported in 1997. Earnings were primarily enhanced by commercial loan growth and, to a lesser extent, securities growth experienced throughout the year. Earnings per share, on a diluted basis, adjusted for the 2.5% stock dividend declared March 25, 1998 increased from $0.98 in 1997 to $1.10 in 1998.
     Led by commercial loans, YNB's loan portfolio grew 27.5% in 1998 compared to 1997. At December 31, 1998 total loan outstandings reached $491,649,000 compared to $385,751,000 recorded at the end of 1997. The allowance for loan losses totaled $6,768,000 or 1.38% of total loans, covering 174.7% of total nonperforming loans. YNB's deposit base increased 22.9% to total $519,643,000 at December 31, 1998. CDs were competitively priced throughout the year to fund loan growth. YNB's emphasis

Return on Average Assets

1.2%

    1.04%

1.0
           0.99%
                            0.93%
                    0.90%           0.82%
0.8



0.6



0.4



0.2



0.0
   ______________________________________
    1994    1995    1996    1997    1998

Return on Average Stockholders' Equity

20%


    15.89%
15
            13.84%          13.32%  13.96%
                    12.25%

10



 5



 0
   ______________________________________
    1994    1995    1996    1997    1998

on relationship banking is reflected in the 13.3% increase in demand deposits in 1998.
     Two industry measures of the performance by a bank are its return on average assets and return on average equity. Return on average assets decreased to 0.82% in 1998 from 0.93% in 1997 due primarily to the growth in average assets. Return on average equity is determined by dividing annual net income by average stockholders' equity and indicates how effectively a company can generate net income on the capital invested by its stockholders. For 1998 YNB's return on average equity was 13.96% compared to 13.32% in 1997.

RESULTS OF OPERATIONS
YNB earned $5,582,000 or $1.10 per share (diluted) for the year ended December 31, 1998 compared to $5,006,000 or $0.98 per share (diluted) for the year ended December 31, 1997. Net income and earnings per share grew 11.5% and 12.2%, respectively, in 1998. YNB posted net income of $4,026,000 or $0.80 per share (diluted) in 1996. The increase in earnings per share in 1998 is principally attributed to increased earnings.

NET INTEREST INCOME
Net interest income, YNB's largest and most significant component of operating income, is the difference between interest and fees earned on loans and other earning assets, and interest paid on deposits and borrowed funds. This component represented 88.2% of YNB's net revenues in 1998. Net interest income depends upon the relative amounts of interest earning assets, interest bearing liabilities, and the interest rate earned or paid on them.
     The following tables set forth YNB's consolidated average balances of assets, liabilities and stockholders' equity as well as the amount of interest income and expense on related items, and YNB's average yield or rate for the years ended December 31, 1998, 1997, 1996, 1995, and 1994. The yields and costs are derived by dividing income and expense by the average balance of assets or liabilities.

Financial Summary Average Balances, Rates Paid and Yields
--------------------------------------------------------------------------------

                                                             December 31, 1998                        December 31, 1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Average                                Average
                                                  Average                           Yield/    Average                      Yield/
(in thousands)                                    Balance         Interest           Rate     Balance         Interest      Rate
----------------------------------------------------------------------------------------------------------------------------------
Interest Earning Assets:
Time deposits with other banks                  $   3,365        $     175           5.20%   $   2,533       $     107       4.22%
Federal funds sold                                  6,180              333           5.39        7,121             380       5.34
Securities                                        198,890           12,197           6.13      140,655           8,770       6.24
Loans, net of unearned income (1)                 438,050           38,218           8.72      355,526          31,511       8.86
----------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets                $ 646,485        $  50,923           7.88%   $ 505,835       $  40,768       8.06%
----------------------------------------------------------------------------------------------------------------------------------
Non-Interest Earning Assets:
Cash and due from banks                         $  15,398                                    $  15,425
Allowance for loan losses                          (6,102)                                      (5,254)
Premises and equipment, net                         5,786                                        5,288
Other assets                                       22,599                                       15,337
----------------------------------------------------------------------------------------------------------------------------------
   Total non-interest earning assets               37,681                                       30,796
----------------------------------------------------------------------------------------------------------------------------------
Total assets                                    $ 684,166                                    $ 536,631
----------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities:
Deposits:
   Savings, money markets,
     and interest bearing demand                $ 165,534        $   5,034           3.04%   $ 159,720       $   5,083       3.18%
   Certificates of deposit of
     $100,000 or more                              25,550            1,386           5.42       23,357           1,273       5.45
   Other time deposits                            211,790           12,152           5.74      168,962           9,759       5.78
----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing deposits                402,874           18,572           4.61      352,039          16,115       4.58
   Borrowed funds                                 158,106            8,756           5.54       84,492           4,761       5.63
   Trust preferred securities                      11,500            1,064           9.25        2,422             224       9.25
----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities             572,480           28,392           4.96      438,953          21,100       4.81
----------------------------------------------------------------------------------------------------------------------------------
Non-Interest Bearing Liabilities:
Demand deposits                                 $  66,857                                    $  56,700
Other liabilities                                   4,857                                        3,404
Stockholders' equity                               39,972                                       37,574
----------------------------------------------------------------------------------------------------------------------------------
   Total non-interest bearing liabilities
     and stockholders' equity                   $ 111,686                                    $  97,678
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity      $ 684,166                                    $ 536,631
----------------------------------------------------------------------------------------------------------------------------------
Interest rate spread (2)                                                             2.92%                                   3.25%
----------------------------------------------------------------------------------------------------------------------------------
Net interest income and margin (3)                               $  22,531           3.49%                   $  19,668       3.89%
----------------------------------------------------------------------------------------------------------------------------------
Net interest income and margin
   (tax equivalent basis) (4)                                    $  22,950           3.55%                    $  9,993       3.95%
==================================================================================================================================

(1) Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2) The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(3) The net interest margin is equal to net interest income divided by average interest earning assets.
(4) In order to make pre-tax income and resultant yields on tax exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment is made equally to interest income and income tax expense with no effect on after tax income. The tax equivalent adjustment has been computed using a Federal income tax rate of 34% and has increased interest income by $419,000, $325,000, $222,000, $202,000, and
     $194,000 for the years ended December 31, 1998, 1997, 1996, 1995, and 1994, respectively.



           December 31, 1996                 December 31, 1995                 December 31, 1994
--------------------------------------------------------------------------------------------------------
                           Average                           Average                            Average
   Average                  Yield/     Average                Yield/     Average                 Yield/
   Balance      Interest     Rate      Balance    Interest     Rate     Balance     Interest      Rate
--------------------------------------------------------------------------------------------------------

$   1,992     $      98      4.92%   $    685    $     36      5.26%       $643           23      3.58%
    4,265           228      5.35       7,838         464      5.92       1,200           52      4.33
  132,036         8,194      6.21      97,456       5,756      5.91      70,045        3,761      5.37
  287,289        25,731      8.96     221,232      21,080      9.53     157,411       14,168      9.00
--------------------------------------------------------------------------------------------------------
$ 425,582     $  34,251      8.05%   $ 27,211    $ 27,336      8.35%   $229,299       18,004      7.85%
--------------------------------------------------------------------------------------------------------

$  11,905                            $  8,778                          $  8,079
   (4,190)                             (3,265)                           (2,736)
    5,037                               4,175                             3,857
   10,156                               7,490                             3,207
--------------------------------------------------------------------------------------------------------
   22,908                              17,178                            12,407
--------------------------------------------------------------------------------------------------------
$ 448,490                            $344,389                          $241,706
--------------------------------------------------------------------------------------------------------


$ 133,450     $   4,014      3.01%   $123,029    $  4,107      3.34%   $113,239      $ 3,156      2.79%

   18,188           922      5.07      15,521         883      5.69       7,083          299      4.22
  125,332         7,138      5.70     103,637       5,792      5.59      66,020        2,810      4.26
--------------------------------------------------------------------------------------------------------
  276,970        12,074      4.36     242,187      10,782      4.45     186,342        6,265      3.36
   87,065         4,967      5.70      33,339       2,059      6.18       2,248           95      4.23
       --            --        --          --          --        --          --           --        --
--------------------------------------------------------------------------------------------------------
  364,035        17,041      4.68     275,526      12,841      4.66     188,590        6,360      3.37
--------------------------------------------------------------------------------------------------------

$  49,078                            $ 42,321                          $ 36,634
    2,507                               1,950                               605
   32,870                              24,592                            15,877
--------------------------------------------------------------------------------------------------------

$  84,455                            $ 68,863                          $ 53,116
--------------------------------------------------------------------------------------------------------
$ 448,490                            $344,389                          $241,706
--------------------------------------------------------------------------------------------------------
                             3.37%                             3.69%                              4.48%
--------------------------------------------------------------------------------------------------------
              $  17,210      4.04%                $ 14,495     4.43%                 $11,644      5.08%
--------------------------------------------------------------------------------------------------------

              $  17,432      4.10%                $ 14,697     4.49%                $ 11,838      5.16%
========================================================================================================

Changes in net interest income and margin result from the interaction between the volume and composition of interest earning assets, interest bearing liabilities, related yields, and associated funding costs. The following table demonstrates the impact on net interest income of changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates earned and paid.

--------------------------------------------------------------------------------------------------------------------------------
Yardville National Bancorp and Subsidiaries
Rate/Volume Analysis
                                                                      1998 vs. 1997                     1997 vs. 1996
                                                                   Increase (Decrease)               Increase (Decrease)
                                                                    Due to changes in:                Due to changes in:
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                             Volume        Rate        Total      Volume         Rate       Total
--------------------------------------------------------------------------------------------------------------------------------
Interest Earning Assets:
Time deposits with other banks                           $     40      $   28      $    68     $    24       $  (15)    $     9
Federal funds sold                                            (51)          4          (47)        152            -         152
Securities                                                  3,574        (147)       3,427         537           39         576
Loans, net of unearned income (1)                           7,207        (500)       6,707       6,051         (271)      5,780
--------------------------------------------------------------------------------------------------------------------------------
Total interest income                                      10,770        (615)      10,155       6,764         (247)      6,517
--------------------------------------------------------------------------------------------------------------------------------
Interest Bearing Liabilities:
Deposits:
Savings, money markets,
   and interest bearing demand                                181        (230)         (49)        826          243       1,069
Certificates of deposit of
   $100,000 or more                                            (6)        119          113         278           73         351
Other time deposits                                         2,458         (65)       2,393       2,519          102       2,621
--------------------------------------------------------------------------------------------------------------------------------
   Total deposits                                           2,633        (176)       2,457       3,623          418       4,041
Borrowed funds                                              4,078         (83)       3,995         (61)        (145)       (206)
Trust preferred securities                                    840          --          840         224           --         224
--------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                      7,551        (259)       7,292       3,786          273       4,059
--------------------------------------------------------------------------------------------------------------------------------
   Change in net interest income                         $  3,219      $ (356)     $ 2,863     $ 2,978       $ (520)    $ 2,458
================================================================================================================================

(1)Loan origination fees are considered adjustments to interest income.

     YNB's net interest income totaled $22,531,000 in 1998, an increase of 14.6% from the $19,668,000 reported in 1997. The prior year's increase was 14.3% from 1996's net interest income of $17,210,000. The principal factor contributing to the increase in net interest income in 1998 was an increase in interest income of $10,155,000 resulting from increased loan and security volumes. This was partially offset by decreases in loan and security yields and increased volumes of other time deposits, borrowed funds and trust preferred securities and the related interest expense.
     Average interest earning assets increased by $140,650,000 or 27.8% for 1998 with increases of $82,524,000 in loans and $58,235,000 in securities. Led by commercial loans, YNB's average loan portfolio grew by 23.2%, however, loan yields averaged 8.72% in 1998 or 14 basis points lower than 1997. Commercial loan yields moved lower as a result of prime rate reductions in the last quarter of 1998 as well as declining market interest rates. Approximately 48% of YNB's commercial, commercial mortgage, and real estate - construction loans have floating interest rates. YNB's average securities portfolio grew by 41.4%, however, the yield on that portfolio decreased 11 basis points when comparing 1998 to 1997, due to a flat treasury yield curve and increased prepayment speeds on mortgage-backed securities. Overall, the yield on earning assets decreased 18 basis points to 7.88% in 1998 from 8.06% in 1997.
     Interest expense was $28,392,000 for 1998, an increase of $7,292,000, or 34.6%, from $21,100,000 a year ago. The increase in interest expense for the comparable time period is attributable to higher levels of time deposits, borrowed funds, and the impact of trust preferred securities issued in October 1997. Time deposits were aggressively priced throughout 1998 to fund loan growth. The cost on these deposits, however, dropped 4 basis points in 1998 from 1997. Average interest bearing liabilities rose 30.4% in 1998 compared to 1997. The cost of total interest bearing liabilities rose 15 basis points to 4.96% in 1998 from 4.81% in 1997. Trust preferred securities accounted for approximately 40% of this increase.

     Net interest income was $19,668,000 in 1997, an increase of 14.3% from $17,210,000 in 1996. The principal factor contributing to the improvement was an increase in interest income due to a substantial increase in commercial loan volume. This was partially offset by decreases in loan yields and increases in deposits and trust preferred securities and the related interest expense.

     The net interest margin (tax equivalent basis), which is net interest income divided by average interest earning assets, was 3.55% in 1998 versus 3.95% in 1997 and 4.10% in 1996. The decrease in the net interest margin resulted from the factors discussed previously. In addition, management has continued to use an investment leverage strategy (Investment Growth Strategy) which negatively impacts the margin.

     The Investment Growth Strategy is designed to increase net interest income by purchasing investments utilizing borrowed funds with a targeted spread of 75 basis points after tax. The primary goals of the strategy are to improve return on average equity and earnings per share. Incrementally, any increase to net interest income by this strategy will improve return on average equity and earnings per share. The targeted spread on this strategy, however, will result in a negative impact to the net interest margin and return on average assets. For the period ended December 31, 1998 the Investment Growth Strategy averaged approximately $132,900,000. The positive impact to return on average equity and earnings per share was approximately 2.00% and $0.17, respectively. The negative impact to the net interest margin and return on average assets was approximately
 .69% and .04%, respectively. This strategy is proactively managed, analyzing risk and reward relationships in different interest rate environments based on the composition of investments in the strategy and YNB's overall interest rate risk position.

     Nonaccrual loans totaled $2,046,000 in 1998, a decrease of $1,309,000 from the $3,355,000 reported in 1997. The decrease in nonaccrual loans was primarily the result of these loans being transferred into other real estate owned. Had such nonaccrual loans been paid in the manner and at the rate and time contracted at the time the loans were made, YNB would have recognized additional interest income of approximately $249,000 in 1998, $254,000 in 1997 and $351,000 in 1996.

     Average non-interest bearing demand deposits increased 17.9% to $66,857,000 in 1998 from $56,700,000 in 1997. Throughout the comparative periods, increases in average non-interest bearing deposits contributed to the increase in net interest income.

NON-INTEREST INCOME
Non-interest income amounted to $3,002,000 in 1998 compared to $2,544,000 the prior year, an increase of $458,000 or 18.0%. Non-interest income in 1997 increased by $431,000, or 20.4% from 1996's posted total of $2,113,000.

     Non-interest income represented 5.6% of total revenues in 1998. Part of YNB's strategic plan is to improve non-interest income growth. In 1998, YNB's Product Development and Management Committee re-introduced annuities and mutual funds to our marketplace. YNB has broadened its product lines and is in the process of analyzing several key strategic initiatives (e.g. insurance products), designed to provide additional sources of fee income that complement our established banking products and services.

The major components of non-interest income are presented in the following table.

                                  Year Ended December 31,
-------------------------------------------------------------
(in thousands)                  1998        1997         1996
-------------------------------------------------------------
Service charges on
   deposit accounts          $ 1,246     $ 1,174      $ 1,153
Other service fees               611         593          438
Gains on sales of
   mortgages, net                 62          30           21
Securities gains
   (losses), net                 151          24         (136)
Earnings on bank owned
   life insurance                708         541          419
Other non-interest income        224         182          218
-------------------------------------------------------------
   Total                     $ 3,002     $ 2,544      $ 2,113
=============================================================

     Service charges on deposit accounts represent the largest single source of non-interest income. Service charge revenues in 1998 totaled $1,246,000, an increase of 6.1%, compared to $1,174,000 in 1997. Service charge income totaled $1,153,000 in 1996. This component of non-interest income represented 41.5%, 46.1% and 54.6% of the total non-interest income in 1998, 1997, and 1996, respectively. Service charge income increased in 1998 principally due to an increase in income from overdraft fees. Management has pursued a strategy of requiring compensating balances from its commercial customers. Those who meet balance requirements are not service charged.
     YNB also generates non-interest income from a variety of fee-based services. These include safe deposit rentals, lockbox services and Automated Teller Machine fees on non-customers. Deposit and fee services are repriced annually by the Product Development and Management Committee to reflect current costs and competitive factors.
     Gains on sales of mortgages, net, increased in 1998 to $62,000 from $30,000 in 1997. Gains on sales of mortgages, net, totaled $21,000 in 1996. While income realized from sales of mortgages increased for the comparable time periods, YNB has not been an active participant in the secondary mortgage market.
     YNB recorded net securities gains of $151,000 and $24,000 in 1998 and 1997, respectively. In 1996 YNB realized $136,000 in net securities losses. The net gains in 1998 were the result of routine sales and repositioning transactions to take advantage of the volatility in the treasury yield curve.

     Income from Bank Owned Life Insurance (BOLI) totaled $708,000 in 1998, an increase of $167,000 or 30.9% compared to 1997. Income from BOLI totaled $419,000 in 1996. BOLI assets are utilized to offset the costs of executive compensation plans and a deferred compensation plan for directors.

     Other non-interest income is primarily composed of income derived from mortgage servicing. Other non-interest income totaled $224,000 in 1998, an increase of $42,000 or 23.1%, when compared to $182,000 in 1997. Other non-interest income totaled $218,000 in 1996.

NON-INTEREST EXPENSE
Non-interest expense totaled $15,337,000 in 1998, an increase of $1,996,000 or 15.0%, compared to $13,341,000 in 1997. Non-inter est expense in 1997 increased 16.2% from $11,479,000 in 1996. The largest increase in non-interest expense in 1998 compared to 1997 was in salaries and employee benefits. To a lesser extent, occupancy, equipment, and other non-interest expenses also increased for the comparable periods.

     Salaries and employee benefits, which represent the largest portion of non-interest expense, increased $669,000 in 1998 or 9.0% over 1997. These expenses in 1997 increased $817,000 or 12.3% over 1996. Contributing to this increase was the additional staffing required with the opening of YNB's tenth branch located in Pennington, as well as additional staffing due to YNB's growth. Normal annual salary compensation increases also account for part of the increase in this category. Employee benefits decreased 2.4% for the comparable periods due primarily to reductions in expenses for postretirement benefits. Full time equivalent employees increased to 187 at December 31, 1998 from 173 at December 31, 1997. 1997's increase over 1996 primarily was the result of additional staffing and related benefit expenses due to YNB's growth. In 1997 executive management was also strengthened and YNB opened its Telephone Help Center, which both contributed to the increase of salaries and employee benefits. Salaries and employee benefits as a percent of average assets was 1.2% in 1998, 1.4% in 1997 and 1.5% in 1996, respectively.
     During 1998 net occupancy expense increased $93,000 to $1,070,000 in 1998 from $977,000 reported in 1997. The increase in occupancy expenses in 1998 compared to 1997 was due primarily to new rental lease payments on YNB's Pennington branch, additional space for the East Windsor branch, as well as routine rent increases. In the last quarter of 1998 YNB began lease payments on its Newtown, Pennsylvania branch scheduled to open in the first quarter of 1999. In 1998, YNB also signed a lease for a 45,000 square foot corporate headquarters building. This new location will include a full service bank branch. Lease payments will not commence until the completion of the building, which is projected to be in the third quarter of 1999. The increase in occupancy expenses in 1997 compared to 1996 was attributable to increased maintenance costs, and to a lesser extent, rental and other expenses associated with the Telephone Help Center which opened in September 1997. This component of non-interest expense has remained constant as a percentage of average assets at 0.2% in 1998, 1997, and 1996, respectively.
     Equipment expenses increased $192,000, or 17.3%, to $1,299,000 in 1998 from $1,107,000 in 1997. Throughout 1998 YNB upgraded its technology capacity to increase productivity as well as resolve Year 2000 issues. More information on YNB's Year 2000 plan can be found later in management's discussion of financial condition. YNB's enhanced technology will allow management to further diversify business and consumer product lines. The technology upgrades undertaken in 1998 have already improved efficiency and enhanced quality customer service. The increase in equipment expenses in 1997 compared to 1996 was due to increased depreciation costs on YNB's in-house computer system as well as hardware and software upgrades designed to address Year 2000 issues.
     Other non-interest expenses were $4,853,000, $3,811,000, and $3,235,000 in 1998, 1997, and 1996, respectively.
     The accompanying table presents the major components of non-interest expense for the years indicated:

                                          Year Ended December 31,
--------------------------------------------------------------------
(in thousands)                         1998        1997         1996
--------------------------------------------------------------------
Salaries and
  employee benefits                 $ 8,115     $ 7,446      $ 6,629
Occupancy expense, net                1,070         977          920
Equipment expense                     1,299       1,107          695
Audit & examination fees                306         227          216
Attorneys' fees                         379         373          153
O.R.E. expenses                         573         378          163
Outside services and
  processing                            328         332          325
Stationery and supplies                 403         347          388
Communication and
  postage                               434         373          354
FDIC insurance premium                   53          47            1
Insurance (other)                       101         127          102
Marketing                               747         575          522
Amortization of trust
  preferred expenses                    160          27           --
Other                                 1,369       1,005        1,011
--------------------------------------------------------------------
   Total                            $15,337     $13,341      $11,479
====================================================================

     Other real estate (O.R.E.) expenses increased $195,000 to $573,000 in 1998 when compared to 1997. O.R.E. expenses increased 131.9% in 1997 to $378,000 from

$163,000 in 1996. Legal fees and real estate taxes associated with the two real estate-construction loans that were placed in nonaccrual in late 1996 account for the increased O.R.E. expenses in 1998 and 1997. Both of these construction projects are in the work-out process.
     Communications and postage expense increased $61,000, or 16.4%, to $434,000 in 1998. This increase was attributable to higher telecommunication costs, as a result of additional wiring and technology upgrades.
     Marketing expenses increased by $172,000, or 29.9% in 1998 to $747,000, compared to $575,000 in 1997. Marketing expenses totaled $522,000 in 1996. In 1998 the two primary focuses in the marketing division were: advertising to generate deposits to fund loan growth and YNB's continued emphasis on participation in community activities.
     Other expenses, which include various professional fees, loan-related expenses and other operating expenses, have increased primarily due to the increasing size of the organization. In 1998 other expenses were $1,369,000, an increase of $364,000 or 36.2% from $1,005,000 in 1997. Other expenses totaled $1,011,000 in 1996. The increase in 1998 other expenses compared to 1997 is primarily attributable to expenses related to loan growth, increased professional fees, and other operating expenses associated with a larger institution.
     YNB's ratio of non-interest expense to average assets decreased to 2.2% for 1998 compared to 2.5% for 1997 and 2.6% for 1996.
     An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources. YNB's efficiency ratio increased slightly in 1998 to 60.07% compared to 60.06% in 1997, and 59.41% in 1996.

INCOME TAXES
The provision for income taxes, which is comprised of Federal and state income taxes, was $2,639,000 in 1998 compared to $2,740,000 in 1997 and $2,178,000 in
1996. The decrease was primarily due to a state tax savings strategy initiated in 1998. Those savings are anticipated to continue into 1999. Management has also increased the size of its tax-free securities portfolio to reduce Federal income tax expense. The provisions for income taxes for 1998, 1997, and 1996 represented effective tax rates of 32.1%, 35.4% and 35.1%, respectively. The decrease in the effective tax rate for 1998 was the result of the factors discussed above.

Financial Condition Years ended December 31, 1998 and 1997
--------------------------------------------------------------------------------

TOTAL ASSETS

YNB's assets were $757,666,000 at year-end 1998 versus $614,686,000 the previous year, an increase of $142,980,000, or 23.3%. The growth in YNB's asset base throughout 1998 was due primarily to an increase in loans and securities available for sale. Average loans and securities grew 23.2% and 41.4% respectively, in 1998. YNB over the last several years has established its niche as one of the leading community banks in Mercer County specializing in commercial lending. The increase in loans, particularly commercial loans, was the product of YNB's relationship banking philosophy and the continued consolidation in the marketplace, which has solidified YNB's competitive position in the small and middle markets.
     Average interest earning assets in 1998 were $646,485,000, a 27.8% increase from $505,835,000 in 1997. YNB's ratio of average interest earning assets to average assets increased slightly to 94.5% at December 31, 1998 compared to 94.3% at December 31, 1997.

SECURITIES
YNB's securities portfolio represented $221,688,000, or 29.3% of assets at December 31, 1998 versus $186,636,000, or 30.4%, of assets at December 31, 1997. The $35,052,000 or 18.8% increase for the comparable period was primarily due to the increase in available for sale securities purchased as part of the Investment Growth Strategy. On an average basis the securities portfolio represented 30.8% of average interest earning assets for the year ended December 31, 1998 compared to 27.8% of average interest earning assets for the year ended December 31, 1997.
     Securities included in the Investment Growth Strategy totaled approximately $142,200,000 at December 31, 1998 compared to approximately $108,200,000 at December 31, 1997. The Investment Growth Strategy is diversified and consists of fixed and floating rate mortgage-backed securities as well as agency callable securities. Management utilizes asset and liability simulation models to analyze risk and reward relationships and the degree of interest rate exposure associated with this strategy. The purpose of this strategy is designed to improve return on average equity and earnings per share.
     The available for sale securities portfolio increased $25,853,000 to $185,577,000 at December 31, 1998 from $159,724,000 at December 31, 1997. The increase was primarily a result of securities purchased for the Investment Growth Strategy. The available for sale portfolio principally consists of U.S. Treasury, U.S. agency and agency mortgage-backed securities. Activity in this portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more attractive returns on these investments. As of December 31, 1998, available for sale securities represented 83.7% of the entire portfolio. These securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders' equity.
     In late 1998 YNB established a trading account policy. Trading securities are purchased specifically for short-term appreciation with the intent of selling in the near future. There were no trading securities outstanding at December 31, 1998.
     Investment securities classified as held to maturity totaled $36,111,000 at December 31, 1998 compared to $26,912,000 at December 31, 1997. This portfolio is principally comprised of mortgage-backed securities issued by Federal agencies and state and municipal securities. The municipal bond portfolio grew to $20,773,000 at December 31, 1998 from $8,819,000 at December 31, 1997.
Municipal bonds were purchased to reduce YNB's effective tax rate.
     The following tables present the amortized cost and market values of YNB's securities portfolios as of December 31, 1998, 1997, and 1996.

-------------------------------------------------------------------------------------------------------------------------------
AVAILABLE FOR SALE SECURITIES
                                                                             December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                1998                            1997                           1996
-------------------------------------------------------------------------------------------------------------------------------
(in thousands)                     Amortized Cost  Market Value   Amortized Cost   Market Value   Amortized Cost   Market Value
-------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities
   and obligations of other
   U.S. government agencies         $    55,051      $  55,039       $  62,465      $  62,540       $  31,951      $  31,942
Mortgage-backed securities              120,410        119,986          91,193         91,316          59,441         59,182
Corporate obligations                     2,867          2,867           3,297          3,306              --             --
Federal Reserve Bank Stock                  812            812             587            587             572            572
Federal Home Loan Bank Stock              6,873          6,873           1,975          1,975           1,975          1,975
-------------------------------------------------------------------------------------------------------------------------------
   Total                            $   186,013      $ 185,577       $ 159,517      $ 159,724       $  93,939      $  93,671
===============================================================================================================================

-------------------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
                                                                           December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                            1998                             1997                           1996
-------------------------------------------------------------------------------------------------------------------------------
(in thousands)                 Amortized Cos    Market Value   Amortized Cost    Market Value  Amortized Cost   Market Value
-------------------------------------------------------------------------------------------------------------------------------

Obligations of other U.S.
   government agencies             $ 4,994         $ 4,935         $    --         $    --         $    --         $    --
Obligations of state and
   political subdivisions           20,773          20,982           8,819           8,957           9,070           9,108
Mortgage-backed securities          10,344          10,286          18,093          17,891          22,226          21,770
-------------------------------------------------------------------------------------------------------------------------------
   Total                           $36,111         $36,203         $26,912         $26,848         $31,296         $30,878
===============================================================================================================================

     The expected maturities and average weighted yields for YNB's securities portfolio as of December 31, 1998 are shown below. Yields for tax-exempt securities are presented on a fully-taxable equivalent basis assuming a 34% tax rate.

---------------------------------------------------------------------------------------------------------------------------------
SECURITY MATURITIES AND AVERAGE WEIGHTED YIELDS
AVAILABLE FOR SALE SECURITIES
                                                                             December 31, 1998
---------------------------------------------------------------------------------------------------------------------------------
                                                                   After one        After five
                                                   Within         but within        but within          After
(in thousands)                                    one year        five years        ten years         ten years           Total
---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations
   of other U.S. government agencies             $  2,999          $  8,953          $ 35,000          $  8,099          $ 55,051
Mortgage-backed securities                             --             2,778             3,349           114,283           120,410
Corporate obligations                                  --                --                --             2,867             2,867
Federal Reserve Bank Stock                             --                --                --               812               812
Federal Home Loan Bank Stock                           --                --                --             6,873             6,873
----------------------------------------------------------------------------------------------------------------------------------
   Total                                         $  2,999          $ 11,731          $ 38,349          $132,934          $186,013
----------------------------------------------------------------------------------------------------------------------------------
Weighted average yield, computed on a
    tax equivalent basis                             6.26%             5.51%             6.58%             6.53%             6.47%
==================================================================================================================================

---------------------------------------------------------------------------------------------------------
Investment Securities
                                                                 December 31, 1998
---------------------------------------------------------------------------------------------------------
                                                             After one        After five
                                             but within      but within          After
(in thousands)                               five years       ten years        ten years          Total
---------------------------------------------------------------------------------------------------------
Obligations of other U.S.
   government agencies                        $    --          $ 1,998          $ 2,996          $ 4,994
Obligations of state and political
   subdivisions                                 3,812            2,678           14,283           20,773
Mortgage-backed securities                      6,076            2,843            1,425           10,344
---------------------------------------------------------------------------------------------------------
   Total                                      $ 9,888          $ 7,519          $18,704          $36,111
---------------------------------------------------------------------------------------------------------
Weighted average yield, computed on a
   tax equivalent basis                          6.19%            6.64%            6.95%            6.67%
=========================================================================================================

Investments in mortgage-backed securities involve prepayment and interest rate risk. At December 31, 1998 and 1997, YNB had mortgage-backed securities totaling $130,754,000 and $109,286,000, respectively. At December 31, 1998 and 1997, there were $96,654,000 and $73,565,000 in fixed-rate mortgage-backed securities outstanding, respectively. The risk to fixed-rate mortgage-backed securities is similar to fixed-rate loans. In rising interest rate environments, the rate of prepayment on fixed-rate mortgage-backed securities tends to decrease because of lower prepayments on the underlying mortgages, and conversely, as interest rates fall, prepayments on such securities tend to rise. In 1998 YNB realized $46,041,000 in principal cash flows from mortgage-backed securities, compared to $16,900,000 in 1997. The increased cash flows are the result of lower interest rates and a larger mortgage-backed security portfolio.
     YNB attempts to minimize these risks by diversifying the coupons of the mortgage-backed securities, buying seasoned securities with consistent and predictable prepayment histories and adhering to strict pricing policies when purchasing mortgage-backed securities. In 1998 management sold higher coupon fixed-rate mortgage-backed securities to mitigate the impact of prepayments. Securities with lower coupons were then purchased with the goal of more consistent cash flows. The yield on YNB's mortgage-backed security portfolio was impacted negatively in 1998 due to higher prepayment speeds.
     Collateralized mortgage obligations (CMOs) totaled approximately $9,836,000 at December 31, 1998. A CMO is a mortgage-backed security that is comprised of classes of bonds created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives of investors. The CMOs in the investment portfolio are agency named and were generally originally purchased with average lives of two to four years. At December 31, 1998, YNB held no private labeled or corporate CMOs. Stress tests are performed at least semi-annually to assess prepayment speeds and their impact to the average lives and yields on those securities. All CMOs at December 31, 1998 were held in the available for sale category.

LOAN PORTFOLIO

The loan portfolio represents YNB's largest earning asset class and is a significant source of interest income. YNB's lending strategy stresses quality growth and portfolio diversification.
     During 1998, total loans increased $105,898,000, or 27.5% to $491,649,000 at December 31, 1998 from $385,751,000 at December 31, 1997. YNB's strength as a commercial business lender was reflected in the 1998 results. The principal areas of loan growth in 1998 were commercial and industrial loans and commercial real estate loans which grew 51.0% and 24.0%, respectively. YNB's loan portfolio represented 64.9% of assets at December 31, 1998 versus 62.8% at the prior year end.

The following table sets forth the components of YNB's loan portfolio at the dates indicated.

---------------------------------------------------------------------------------------------------------------------------
Loan Portfolio Composition

                                                                   December 31,
---------------------------------------------------------------------------------------------------------------------------
                              1998               1997                 1996                  1995                1994
---------------------------------------------------------------------------------------------------------------------------
(in thousands)        Amount         %     Amount        %     Amount         %     Amount         %     Amount          %
---------------------------------------------------------------------------------------------------------------------------
Real estate -- mortgage:
    Commercial      $166,725      33.9%  $134,499     34.9%  $112,914      34.1%  $ 73,164      29.8%  $ 49,186       25.0%
    Residential       93,540      19.0     85,754     22.2     83,183      25.1     73,076      29.8     60,156       30.5
    Home equity       23,474       4.8     23,805      6.2     23,457       7.1     26,951      11.0     29,388       14.9
Commercial and
    industrial       133,263      27.1     88,228     22.9     63,426      19.2     33,218      13.6     26,626       13.5
Real estate--
    construction      38,386       7.8     28,182      7.3     25,958       7.8     19,353       7.9     15,560        7.9
Consumer              24,531       5.0     18,519      4.8     15,034       4.5     12,386       5.1     10,934        5.6
Other loans           11,730       2.4      6,764      1.7      7,265       2.2      6,906       2.8      5,060        2.6
---------------------------------------------------------------------------------------------------------------------------
   Total loans      $491,649     100.0%  $385,751    100.0%  $331,237     100.0%  $245,054     100.0%  $196,910      100.0%
===========================================================================================================================

     YNB's lending focus continues to be principally on commercial loans, owner-occupied commercial mortgage loans, and tenanted commercial real estate loans. In underwriting such loans, YNB first evaluates the cash flow capability of the borrower to repay the loan. In addition, a substantial majority of commercial loans are also secured by real estate, business assets, and guarantees. YNB makes commercial loans primarily to small- to medium-sized businesses and professionals.
     Real estate - commercial loans increased by $32,226,000, or 24.0% in 1998 to $166,725,000 from $134,499,000 at December 31, 1997. YNB's lending policies require an 80% or lower loan-to-value ratio for commercial real estate mortgages. Collateral values are established based upon independently prepared appraisals. Generally, these loans are secured by owner-occupied properties or are part of a broader commercial lending relationship.
     Real estate - residential loans are primarily comprised of residential mortgage loans, fixed-rate home equity loans, and business loans secured by residential real estate. This portion of the portfolio totaled $93,540,000 at December 31, 1998, up $7,786,000, or 9.1% from the prior year. Residential mortgage loans represented $53,360,000, or 57.0% of the total. YNB's residential mortgage loans are secured by first liens on the underlying real property. At December 31, 1998, approximately 48% of the residential mortgage loan portfolio had fixed interest rates and 52% had adjustable interest rates.
     The home equity credit line portfolio totaled $23,474,000 or 4.8% of YNB's loan portfolio at December 31, 1998. This compares to $23,805,000, or 6.2% of the total loan portfolio at December 31, 1997. Aggressive competition for home equity loans in YNB's markets continued in 1998. In an effort to solidify outstandings in this area, YNB lowered its rate on home equity credit lines in the first quarter of 1998 to make the product more competitive in the marketplace. The home equity credit line portfolio has provided consistent operating income to YNB with controllable delinquencies and minimal losses.
     The largest area of loan growth in 1998 was in commercial and industrial loans. Commercial and industrial loans increased $45,035,000, or 51.0% at December 31, 1998 to $133,263,000 from $88,228,000 at December 31, 1997.
Commercial and industrial loans are made to small to middle market businesses for inventory, working capital, and equipment needs. These loans are generally secured by business assets of the borrower. YNB diversifies risk within this portfolio by monitoring industry concentration. Diversification is intended to limit the risk of loss from any single unexpected event or trend.

     The following table sets forth the components of commercial and industrial loans, by industry classification, at December 31, 1998.

-------------------------------------------------------------------
YEAR-END COMMERCIAL and industrial LOANS
(dollars in thousands)
-------------------------------------------------------------------
                                               Percent      Number
Industry Classification          Balance      of balance   of loans
-------------------------------------------------------------------
Services                       $  32,587          24.5%       227
Real estate related               22,426          16.8         82
Retail trade                      19,836          14.9        114
Manufacturing                     17,754          13.3         61
Wholesale trade                   10,121           7.6         44
Construction                       9,929           7.5         60
Individuals                        7,749           5.8         56
Transportation and
   public utilities                6,449           4.8         49
Trade contractors                  4,001           3.0         27
Other                              2,411           1.8         24
-------------------------------------------------------------------
Total                          $ 133,263         100.0%       744
===================================================================

     Real estate - construction loans increased $10,204,000 to $38,386,000 at December 31, 1998 compared to $28,182,000 at December 31, 1997. These loans represented 7.8% of the total loan portfolio at December 31, 1998. Generally these loans are closely monitored with advances made only after work is completed and independently inspected and verified by qualified professionals.
     YNB makes automobile, motorcycle, personal and other loans to consumers. Consumer loans increased to $24,531,000 at December 31, 1998 compared to $18,519,000 at December 31, 1997.
     Other loans include loans to individuals and businesses for investment purposes, mortgage warehouse loans, and loans to non-profit organizations. These loans are generally secured. Other loans increased to $11,730,000 at December 31, 1998 compared to $6,764,000 at December 31, 1997.
     The majority of YNB's business is with customers located within Mercer County, New Jersey and contiguous counties. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the region's economic environment and real estate market.

Total Loan Portfolio
(Dollars in millions)

500
                                     492

400
                             386
                     331
300

             245
200
     197

100


  0 ______________________________________
     1994    1995    1996    1997    1998

     The following table provides information concerning the maturity and interest rate sensitivity of YNB's commercial and industrial and real estate--construction loan portfolios at December 31, 1998.

------------------------------------------------------------------------------------------------------
                                                                    After one       After
                                                          Within    but within      five
(in thousands)                                           one year   five years      years      Total
------------------------------------------------------------------------------------------------------
Maturities:
   Commercial and industrial                            $  58,062    $ 56,742    $  18,459   $ 133,263
   Real estate-- construction                              16,405       8,310       13,671      38,386
------------------------------------------------------------------------------------------------------
   Total                                                $  74,467    $ 65,052    $  32,130   $ 171,649
------------------------------------------------------------------------------------------------------
Type:
   Floating Rate Loans                                  $  66,019    $ 35,462    $  15,627   $ 117,108
   Fixed Rate Loans                                         8,448      29,590       16,503      54,541
------------------------------------------------------------------------------------------------------
   Total                                                $  74,467    $ 65,052    $  32,130   $ 171,649
======================================================================================================

NONPERFORMING ASSETS

Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are composed of (1) loans on a nonaccrual basis, (2) loans which are contractually past due 90 days or more as to interest and principal payments but have not been classified as nonaccrual and (3) loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

     YNB's policy with regard to nonaccrual loans varies by the type of loan involved. Generally, commercial loans are placed on a nonaccrual status when they are 90 days past due unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Mortgage loans are not generally placed on a nonaccrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Subsequent payments are credited to income only if collection of principal is not in doubt.

     Nonperforming loans totaled $3,873,000 at December 31, 1998, a decrease of $1,442,000 from the $5,315,000 reported at December 31, 1997. The decrease in nonperforming loans was primarily the result of nonaccrual loans being transferred into other real estate owned.

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type for the years indicated.

--------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
--------------------------------------------------------------------------------------------------
                                                                  December 31,
--------------------------------------------------------------------------------------------------
(in thousands)                              1998        1997         1996        1995         1994
--------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial and industrial            $    232     $   515     $    961     $    --     $     --
   Real estate-- mortgage                    570         384        1,451       1,395        1,203
   Real estate-- construction                684       2,106        4,659         142          521
   Consumer                                   31          38           12          30           --
   Other                                     529         312           --          --           --
--------------------------------------------------------------------------------------------------
   Total                                   2,046       3,355        7,083       1,567        1,724
--------------------------------------------------------------------------------------------------
Restructured loans                           634         969           --         612           --
--------------------------------------------------------------------------------------------------
Loans 90 days or more past due:
   Real estate-- mortgage                  1,093         886        1,014         588          326
   Consumer                                  100         105           43          52           16
--------------------------------------------------------------------------------------------------
   Total                                   1,193         991        1,057         640          342
--------------------------------------------------------------------------------------------------
Total nonperforming loans                  3,873       5,315        8,140       2,819        2,066
--------------------------------------------------------------------------------------------------
Other real estate                          4,957       3,171          395         625          314
--------------------------------------------------------------------------------------------------
Total nonperforming assets              $  8,830     $ 8,486     $  8,535     $ 3,444     $  2,380
==================================================================================================

     Nonperforming assets increased $344,000, to $8,830,000 at December 31, 1998 compared to $8,486,000 at December 31, 1997. YNB continues to aggressively manage nonperforming assets with the goal of reducing these assets in relation to the entire portfolio. Nonperforming assets represented 1.17% of total assets at December 31, 1998 versus 1.38% at December 31, 1997. Nonperforming assets as a percentage of total loans and other real estate were 1.78% at December 31, 1998, compared to 2.18% at December 31, 1997. The improvement in these ratios is due to strong asset and loan growth rates, offset by a modest increase in nonperforming assets.
     Nonaccrual loans were $2,046,000, or 0.4% of total loans, at December 31, 1998, a decrease of $1,309,000 from December 31, 1997.
     Restructured loans totaled $634,000 at December 31, 1998 and $969,000 at December 31, 1997. These restructured loans are in compliance with restructured terms and conditions. No income is being accrued on these loans.
     At December 31, 1998, loans that were 90 days or more past due but still accruing interest income totaled $1,193,000, or 0.2% of total loans compared to $991,000, or 0.3% of total loans at December 31, 1997. Management's decision to accrue income on these loans was based on the level of collateral and the status of collection efforts.
     Other real estate (O.R.E.) totaled $4,957,000 at December 31, 1998 and $3,171,000 at December 31, 1997. O.R.E. represented 1.0% of total loans at December 31, 1998. Management uses an active strategy to liquidate these assets and re-deploy the proceeds in YNB's loan portfolio. At December 31, 1998, O.R.E. balances included two real estate construction loans originally placed into nonaccrual in late 1996. One of these loans totaling approximately $2,000,000 is under a contract of sale. Both properties are in the process of being resolved.



Nonperforming Assets
As a Percent of Total Assets

2.5%


2.0
                     1.74%

1.5
                             1.38%
                                     1.17%
1.0
     0.85%   0.85%

0.5


0.0 ______________________________________
     1994    1995    1996    1997    1998

ALLOWANCE FOR LOAN LOSSES
Management utilizes a systematic and documented allowance adequacy methodology for loan losses that requires specific allowance assessment for all loans, including residential real estate mortgages and consumer loans. This methodology assigns reserves based upon credit risk ratings for specific loans and general reserves for all other loans. The general reserves are based on various factors, including historical performance and the current economic environment. On a quarterly basis, management reviews all criticized assets and closely monitors all delinquencies. Management continually reviews the process utilized to determine the adequacy of the allowance for loan losses. The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

--------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES

                                                                         Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands)                                     1998          1997           1996           1995          1994
--------------------------------------------------------------------------------------------------------------------
Allowance balance, beginning of year           $   5,570      $   4,957      $   3,677      $   2,912      $   2,703
Charge offs:
   Commercial and industrial                        (547)          (212)          --             --              (47)
   Real estate-- mortgage                           --             (161)           (72)           (26)           (51)
   Real estate-- construction                       --             --              (75)           (30)           (25)
   Consumer                                         (296)          (201)          (252)          (153)           (83)
--------------------------------------------------------------------------------------------------------------------
   Total charge offs                                (843)          (574)          (399)          (209)          (206)
--------------------------------------------------------------------------------------------------------------------
Recoveries:
   Commercial and industrial                           6              7           --             --               20
   Real estate-- mortgage                              4           --             --               64             43
   Consumer                                           56             55             39             45             47
--------------------------------------------------------------------------------------------------------------------
   Total recoveries                                   66             62             39            109            110
--------------------------------------------------------------------------------------------------------------------
Net charge offs                                     (777)          (512)          (360)          (100)           (96)
Provision charged to operations                    1,975          1,125          1,640            865            305
--------------------------------------------------------------------------------------------------------------------
Allowance balance, end of year                 $   6,768      $   5,570      $   4,957      $   3,677      $   2,912
--------------------------------------------------------------------------------------------------------------------
Loans, end of year                             $ 491,649      $ 385,751      $ 331,237      $ 245,054      $ 196,910
Average loans outstanding                      $ 438,050      $ 355,526      $ 287,289      $ 221,232      $ 157,411
Allowance for loan losses
   to total loans, end of year                      1.38%          1.44%          1.50%          1.50%          1.48%
Net charge offs to average
   loans outstanding                                0.18           0.14           0.13           0.05           0.06
Nonperforming loans to total loans                  0.79           1.38           2.46           1.15           1.05
Nonperforming assets to total assets                1.17           1.38           1.74           0.85           0.85
Nonperforming assets to total loans
   and other real estate owned, end of year         1.78           2.18           2.57           1.40           1.21
Allowance for loan losses
   to nonperforming assets, end of year            76.65          65.64          58.08         106.77         122.35
Allowance for loan losses
   to nonperforming loans, end of year            174.75%        104.80%         60.90%        130.44%        140.95%
====================================================================================================================

     YNB provides for possible loan losses by a charge to current operations to maintain the allowance for loan losses at an adequate level determined according to management's documented allowance adequacy methodology. The provision for loan losses for 1998 was $1,975,000, reflective of the continued substantial growth in the loan portfolio. This compares to a provision for loan losses of $1,125,000 in 1997 and $1,640,000 in 1996. It is management's assessment that the allowance for loan losses is adequate in relation to credit risk exposure levels.
     At December 31, 1998, the allowance for loan losses totaled $6,768,000, an increase of $1,198,000 or 21.5%, from $5,570,000 at December 31, 1997, which compares to $4,957,000 at December 31, 1996. The ratio of the allowance for loan losses to total loans was 1.38%, 1.44%, and 1.50% at December 31, 1998, 1997, and 1996, respectively. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total nonperforming loans. At December 31, 1998 this ratio was 174.7% versus 104.8% at December 31, 1997.
     YNB's gross charge offs in 1998 totaled $843,000, compared with $574,000 in 1997 and $399,000 in 1996. Losses on loans and loans which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to it. YNB's gross recoveries totaled $66,000 in 1998 compared to $62,000 in 1997 and $39,000 in 1996. The balance of the allowance for loan losses is determined by an overall analysis of the loan portfolio and reflects an amount, which in management's judgment is adequate to provide for potential loan losses.
     Management has taken the necessary steps to identify potential credit problems in its loan portfolio by strengthening lending policies and loan and credit administration. Management reviews all criticized loans on a quarterly basis. Allocations to the allowance for loan losses, both specific and general, are determined after this review. Loans are classified as "minimal, modest, better than average, average, acceptable, special mention, substandard, doubtful and loss." Loan classifications are based on internal reviews and evaluations performed by the lending staff. These evaluations are, in turn, examined by YNB's internal loan review officer. A formal loan review function, independent of loan origination, is used to identify and monitor risk classifications.

Allocation of the allowance for loan losses

The following tables describe the allocation for loan losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                          December 31,
----------------------------------------------------------------------------------------------------------------------------------
                                           1998                               1997                              1996
----------------------------------------------------------------------------------------------------------------------------------
                                                   Percent of                         Percent of                        Percent of
                             Reserve   Percent of   Loans to    Reserve  Percent of    Loans to    Reserve  Percent of   Loans to
(in thousands)                Amount    Allowance  Total Loans   Amount   Allowance   Total Loans   Amount   Allowance  Total Loans
----------------------------------------------------------------------------------------------------------------------------------
Commercial and
  industrial                  $1,741       25.7%      27.1%      $1,627      29.2%       22.9%      $1,704      34.4%      19.2%
Real estate-- mortgage         2,993       44.2       57.7        1,740      31.2        63.3        2,064      41.7       66.3
Real estate-- construction     1,292       19.1        7.8        1,775      31.9         7.3          938      18.9        7.8
Consumer                         358        5.3        5.0          283       5.1         4.8          175       3.5        4.5
Other loans                      384        5.7        2.4          145       2.6         1.7           76       1.5        2.2
----------------------------------------------------------------------------------------------------------------------------------
Total                         $6,768      100.0%     100.0%      $5,570     100.0%      100.0%      $4,957     100.0%     100.0%
==================================================================================================================================

                                                                     December 31,
------------------------------------------------------------------------------------------------------------------
                                                     1995                                   1994
------------------------------------------------------------------------------------------------------------------
                                                             Percent of                                Percent of
                                 Reserve       Percent of      Loans to    Reserve       Percent of     Loans to
(in thousands)                    Amount        Allowance    Total Loans    Amount        Allowance    Total Loans
------------------------------------------------------------------------------------------------------------------
Commercial and
  industrial                      $  983           26.7%         13.6%      $1,137           39.0%         13.5%
Real estate-- mortgage             1,816           49.4          70.6        1,152           39.6          70.4
Real estate-- construction           664           18.1           7.9          398           13.7           7.9
Consumer                             132            3.6           5.1          141            4.8           5.6
Other loans                           82            2.2           2.8           84            2.9           2.6
------------------------------------------------------------------------------------------------------------------
Total                             $3,677          100.0%        100.0%      $2,912          100.0%        100.0%
==================================================================================================================

DEPOSITS
The following table provides information concerning average rates and average balances of deposits for the years indicated:

---------------------------------------------------------------------------------------------------------------------------------
AVERAGE DEPOSIT BALANCES AND RATES

---------------------------------------------------------------------------------------------------------------------------------
                                        1998                                1997                             1996
---------------------------------------------------------------------------------------------------------------------------------
                                                  % of                                 % of                                % of
(in thousands)             Balance    Rate        Total        Balance    Rate         Total      Balance      Rate        Total
---------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing
   demand deposits        $ 66,857      --%        14.2%      $ 56,700      --%        13.9%      $ 49,078       --%        15.1%
Interest bearing
   demand deposits          47,709    3.41         10.2         44,024    3.46         10.8         23,554     2.50          7.2
Savings and money
   market deposits         117,825    2.89         25.1        115,696    3.08         28.3        109,896     3.12         33.7
Time deposits              237,340    5.70         50.5        192,319    5.74         47.0        143,520     5.62         44.0
---------------------------------------------------------------------------------------------------------------------------------
   Total                  $469,731    3.95%       100.0%      $408,739    3.94%       100.0%      $326,048     3.70%       100.0%
=================================================================================================================================

YNB's deposit base is the principal source of funds supporting interest earning assets. YNB offers a wide range of deposit products, including demand deposits, savings deposits, insured money market accounts and certificates of deposit. YNB's overall philosophy of building and maintaining long-term customer relationships is the key to further expanding the deposit base, which, in turn, presents opportunities for YNB to cross-sell its services.

     Total deposits amounted to $519,643,000 at year-end 1998 compared to $422,944,000 at the end of 1997, an increase of 22.9%. Average total deposits during 1998 totaled $469,731,000 compared to $408,739,000 during 1997, an increase of 14.9%.
     The growth in YNB's deposit base in 1998 was primarily the result of aggressive pricing of certificates of deposit (CDs) to fund loan growth. The continuing trend of increased balances in higher costing time deposits is indicative of the highly competitive Mercer County deposit marketplace.
     In March of 1998, YNB purchased a software program which allowed YNB to market its certificates of deposit nationwide. This program has become a part of management's strategy to fund loan growth as well as bolstering liquidity. At December 31, 1998, YNB had raised approximately $24,400,000 utilizing this software.
     The average balance of non-interest bearing demand deposits was $66,857,000 during 1998, an increase of $10,157,000, or 17.9% from $56,700,000 during 1997.
Non-interest bearing demand deposits represent a stable, interest free source of funds. The increase in demand deposits is a contributing factor in the growth of net interest income.
     Average interest bearing demand, savings, and time deposits increased 8.4%, 1.8% and 23.4%, respectively, from 1997 to 1998.
     Total average time deposits, which consist of certificates of deposit and individual retirement accounts, increased $45,021,000 to $237,340,000 from $192,319,000 in 1997. Time deposits averaged over 50% of total average deposits as of December 31, 1998. Depositors in 1998 continued to place their funds in higher yielding CDs.
     In the second quarter of 1998, management initiated a program to reduce reserve levels required to be maintained with the Federal Reserve. The result of this program was a substantial reduction in required reserve levels. These funds were then deployed into earning assets.
     The average rate paid on YNB's deposit balances in 1998 was 3.95%, a 0.3% decrease from the 3.94% average rate for 1997.

     The following table details amounts and maturities for certificates of deposit of $100,000 or more for the years indicated:


                                          December 31,
--------------------------------------------------------
(in thousands)                          1998        1997
--------------------------------------------------------
Maturity range:
Within three months                  $ 6,702    $  5,742
After three but within
   six months                          9,112       5,232
After six but within
   twelve months                       8,753       7,979
After twelve months                    4,958       2,603
--------------------------------------------------------
Total                                $29,525    $ 21,556
========================================================

     Certificates of deposit of $100,000 or more totaled $29,525,000, or 5.7% of deposits, at December 31, 1998 compared to $21,556,000, or 5.1% of deposits, at December 31, 1997.
     Management anticipates that the branching projected for 1999 in the new markets of Burlington County and Bucks County, Pennsylvania will have positive results to YNB's deposit base. Management will also continue to explore other funding options, including brokered deposits.

Total Deposits
(Dollars in millions)

600

                                     520
500

                             423
400
                     364
             303
300
     259

200


100


  0 ______________________________________
     1994    1995    1996    1997    1998


BORROWED FUNDS
Borrowed funds consist of securities sold under agreements to repurchase, Federal Home Loan Bank of New York (FHLB) advances, Federal funds purchased, treasury tax and loan deposits and other forms of short-term borrowings. Management utilizes, from time to time, unsecured Federal funds lines of credit with four of its correspondent banks for daily funding needs.
     Borrowed funds totaled $177,888,000 at December 31, 1998 compared to $134,316,000 at December 31, 1997. FHLB advances with a maturity greater than one year, with callable options, were utilized for funding growth strategy securities and loan growth in 1998. These advances lowered borrowing costs. Repurchase agreements totaling approximately $87,120,000 at year-end 1998 were used as part of the Investment Growth Strategy.

     Borrowed funds averaged $158,106,000 in 1998, an increase of $73,614,000 from the average reported in 1997 of $84,492,000. The average cost of borrowed funds declined 9 basis points during the year to 5.54% compared with 5.63% in 1997. At year-end 1998 there was $89,316,000 in outstanding borrowings with the FHLB and no outstanding borrowings with YNB's correspondents. Management will continue to strategically utilize borrowed funds to meet short-term liquidity needs and as an additional source of funding for the loan and investment portfolios.

LIQUIDITY
Liquidity measures the ability to satisfy current and future cash flow needs as they become due. YNB has an Asset/Liability Committee (ALCO) whose function is to monitor and coordinate all activities relating to maintaining adequate liquidity and protection of net interest income from fluctuations in market interest rates.
     Liquidity management refers to YNB's ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of customers. In addition to maintaining liquid assets, factors such as capital position, profitability, asset quality and availability of funding affect a bank's ability to meet its liquidity needs. On the asset side, liquid funds are maintained in the form of cash and cash equivalents, Federal funds sold, investment securities held to maturity maturing within one year, securities available for sale and loans held for sale. Additional asset-based liquidity is derived from scheduled loan repayments as well as investment repayments of principal and interest from mortgage-backed securities. On the liability side, the primary source of liquidity is the ability to generate core deposits, which generally excludes CDs $100,000 and over. Short-term borrowings are also used as supplemental funding sources when growth in the core deposit base does not keep pace with that of earning assets.
     At December 31, 1998, liquid assets (excluding securities purchased utilizing borrowed funds) amounted to $56,303,000, as compared to $74,322,000 at December 31, 1997. This represents 9.8% and 15.9% of earning assets, and 9.1% and 14.7% of total assets at December 31, 1998 and 1997, respectively.
     YNB has the availability to borrow up to $32,700,000 from the FHLB through its line of credit program, subject to collateral requirements. In addition, the bank is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock level requirements, collateral requirements and individual advance proposals based on FHLB credit standards. YNB also has the ability to borrow at the Federal Reserve discount window along with agreements to borrow from four of its correspondent banks.

     Strong earning asset growth in 1998 negatively impacted the liquidity profile of YNB. Management has outlined specific steps to address this issue in 1999. A plan is in place, designed to effectively manage liquidity due to changes in interest rates, credit markets, or other external risks.

INTEREST RATE SENSITIVITY
The objectives of interest rate risk management are to minimize and to the degree possible, control the effect of interest rate fluctuations on net interest income. Interest rate risk is derived from timing differences in the repricing of assets and liabilities, loan prepayments, deposit withdrawals, and differences in lending and funding rates. YNB's ALCO actively seeks to monitor and control the mix of interest rate-sensitive assets and interest rate-sensitive liabilities.
     One measure of interest rate risk is the gap ratio, which is defined as the difference between the dollar volume of interest earning assets and interest bearing liabilities maturing or repricing within a specified period of time as a percentage of total assets. A positive gap results when the volume of interest rate-sensitive assets exceeds that of interest rate-sensitive liabilities within comparable time periods. A negative gap results when the volume of interest rate-sensitive liabilities exceeds that of interest rate-sensitive assets within comparable time periods.
     As indicated in the accompanying table, YNB's one-year gap position at December 31, 1998 was a positive 1.7%. Generally, a financial institution with a positive gap position will most likely experience an increase in net interest income during periods of rising rates and decreases in net interest income during periods of lower interest rates.
     The positive gap was brought about in the last year primarily through increases in convertible advance borrowings in connection with the Investment Growth Strategy and as a replacement for short-term borrowings. These liabilities have an expected repricing date beyond the one-year gap interval. This effect was offset to some degree by increases in fixed rate investments associated with the strategy, although accelerated prepayments on mortgage-backed securities effectively shortened the overall investment duration. While gap analysis represents a useful asset/liability management tool, it does not necessarily indicate the effect of general interest rate movements on YNB's net interest income due to discretionary repricing of some assets and liabilities, balance sheet options, and other competitive pressures.
     YNB reports its callable agency securities ($47. 0 million at December 31, 1998) at their Option Adjusted Spread ("OAS") modified duration date, as opposed to the call or maturity date. In management's opinion, using modified duration dates on callable agency securities provided a better estimate of the option exercise date at December 31, 1998. The OAS methodology is an approach whereby the likelihood of option exercise takes into account the coupon on the security, the distance to the call date, the maturity date and the current interest rate volatility. In addition, prepayment assumptions derived from historical data have been applied to mortgage-related securities, which are included in investments. Similarly, convertible advance borrowings and repurchase agreements with options have expected repricing dates between the option date and the final maturity date, based on the debt instrument's interest rate and current market rate levels for the same type of debt.
     Included in the analysis of YNB's gap position are certain savings deposit and interest checking accounts, which are less sensitive to fluctuations in interest rates than other interest bearing sources of funds. In determining the sensitivity of such deposits, management reviews the movement of its deposit rates for the past five years relative to market rates. Using regression analysis, management's ALCO committee has estimated that these deposits are approximately 50-65% sensitive to interest rate changes (i.e., if short term rates were to increase 100 basis points, the interest rate on such deposits would increase 50-65 basis points).
     The table sets forth certain information at December 31, 1998 relating to YNB's assets and liabilities by scheduled repricing for adjustable assets and liabilities, or by contractual maturity for fixed-rate assets and liabilities.
     In addition to the utilization of gap for interest rate risk management, the ALCO utilizes simulation analysis whereby the model estimates the variance in net interest income with a change of interest rates of plus and minus 300 basis points over a 12 month period (base case sensitivity). Given recent simulations, YNB is presently positioned to benefit from a rising rate environment, with lower income levels calculated with declining rate environments of 300 basis points. However, YNB assigns a low probability to this rate scenario. Much of the risk to lower rates is due to core deposit funding whose rates can be moved only marginally lower relative to a rapidly declining interest rate market. The Bank is initiating strategies to address this minor imbalance in income (less than a 10% variance) in the early part of 1999.
     Management analyzes a number of different simulation scenarios to determine the impact to net interest income in various interest rate environments. Management assigns a higher probability of interest rates changing plus or minus 150 basis points over a 12 month period. Like the base case sensitivity, net interest income will be lower in a declining rate environment as discussed above. YNB would presently benefit in gradually increasing interest rates over a 12 month period. The impact, positive or negative, is within a 5% variance in this scenario.
     Lastly, YNB measures longer-term risks through the Economic Value of Portfolio Equity ("EVPE"). The present value of asset and liability cash flows are subjected to rate shocks of plus and minus 200 basis points. The variance in the residual, or economic value of equity is measured as a percentage of total assets. This variance is managed within a negative 3% boundary.


---------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS AND LIABILITIES

                                                                                     December 31, 1998
---------------------------------------------------------------------------------------------------------------------------------
                                                                    More than    More than    More than    More than
                                           Under      Six months     one year     two years   five years   ten years
                                            six        through       through       through     through      and not
(in thousands)                             months      one year     two years    five years   ten years    repricing        Total

Assets
Cash and due from banks                 $       --   $      --    $       --   $       --   $       --    $  16,246      $  16,246
Federal funds sold and interest
   bearing deposits                          1,013          --            --           --           --           --          1,013
Available for sale securities               30,850      17,845        32,471       60,350       18,816       25,245        185,577
Investment securities                        1,645       1,376         5,225       10,172        6,626       11,067         36,111
Loans, net of unearned income              235,211      34,214        36,581      130,728       34,410       20,505        491,649
Other assets, net                             --        13,787          --           --           --         13,283         27,070
---------------------------------------------------------------------------------------------------------------------------------
   Total Assets                         $  268,719   $  67,222    $   74,277   $  201,250   $   59,852    $  86,346      $ 757,666
---------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Non-interest bearing demand             $       --          --    $       --   $       --   $       --    $  75,426      $  75,426
Savings and interest bearing demand         71,957          --        15,339       41,913           --           --        129,209
Money markets                               35,695       2,185            --        6,781           --           --         44,661
Certificates of deposit of $100,000
   or more                                  15,814       8,753         3,785        1,173           --           --         29,525
Other time deposits                         98,220      67,472        51,917       23,213           --           --        240,822
---------------------------------------------------------------------------------------------------------------------------------
Total deposits                             221,686      78,410        71,041       73,080           --       75,426        519,643
Borrowed funds                              18,177       4,906        16,513      111,792       26,500           --        177,888
Trust preferred securities                      --          --            --           --           --       11,500         11,500
Other liabilities                               --          --            --           --           --        7,879          7,879
Stockholders' equity                            --          --            --           --           --       40,756         40,756
---------------------------------------------------------------------------------------------------------------------------------
   Total Liabilities and Stockholders'
   Equity                               $  239,863   $  83,316    $   87,554   $  184,872   $   26,500    $ 135,561      $ 757,666
---------------------------------------------------------------------------------------------------------------------------------
Gap                                         28,856     (16,094)      (13,277)      16,378       33,352      (49,215)
Cumulative gap                              28,856      12,762          (515)      15,863       49,215           --
Cumulative gap to total assets                 3.8%        1.7%         -0.1%         2.1%         6.5%          --
=================================================================================================================================

MARKET RISK

For YNB, market risk is defined as the potential loss in the value of financial instruments due to adverse changes in interest rates. This is different than accounting losses that may occur over the next one to two years due to maturity mismatches or spread changes between assets and liabilities, which are measured through simulation analysis.
     As a financial intermediary, YNB assumes market risk by holding both financial assets (primarily loans, securities, and Fed funds sold) and financial liabilities (deposits and borrowings) on the balance sheet. Rising rates have a negative impact on the value of fixed rate assets and a positive impact on the value of fixed rate and non-maturity deposits, as well as fixed rate borrowings. Deposits or borrowings acquired at today's market rate levels are more valuable to YNB as interest rates rise in the future, resulting in an economic gain. This occurs at the same time fixed rate asset values are declining.
     The table below shows the expected repricing of YNB's financial instruments subject to market risks, the weighted average interest rate, and fair value of the instruments as of December 31, 1998. The expected repricings take into account amortization and expected prepayments on mortgage-related securities and probable call dates on U.S. Agency notes and debentures represented by the option adjusted spread modified duration. The table does not include prepayments on loans, as they are less predictable than securities with homogenous coupons and maturity dates. Loan repricings are therefore likely to be shorter than what is indicated in this table, as some prepayments can be expected.


-----------------------------------------------------------------------------------------------------------------------------------
expected repricing of financial instruments

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Beyond                   Fair
(in thousands)                         1999        2000         2001     2002-2003    2004-2008   10 Years      Totals      Value
-----------------------------------------------------------------------------------------------------------------------------------
Financial Assets
Cash and due from banks           $       --  $       --  $        --  $       --   $       --    $ 16,246     $ 16,246    $ 16,246
   Average rate                           --          --           --          --           --          --           --
Federal funds sold and interest
   bearing deposits                    1,013          --           --          --           --          --        1,013       1,013
   Average rate                         4.75%         --           --          --           --          --         4.75%
Available for sale securities         48,695      32,471       19,538      40,812       18,816      25,245      185,577     185,577
   Average rate                         6.09%       6.06%        6.57%       6.45%        6.51%       6.60%        6.33%
Investment securities                  3,021       5,225        3,281       6,891        6,626      11,067       36,111      36,203
   Average rate                         5.62%       5.29%        5.55%       5.49%        5.02%       4.85%        5.20%
Loans, net of unearned income        269,425      36,581       54,955      75,773       34,410      20,505      491,649     492,712
   Average rate                         8.46%       8.57%        8.41%       8.26%        7.72%       6.61%        8.30%
-----------------------------------------------------------------------------------------------------------------------------------
Financial Liabilities
Non-interest demand deposits      $       --  $       --  $        --  $       --   $       --    $ 75,426     $ 75,426    $ 75,426
   Average rate                           --          --           --          --           --          --           --
Savings                               51,974          --        2,607      22,956           --          --       77,537      77,537
   Average rate                         2.51%         --         3.00%       2.09%          --          --         2.40%
Interest bearing demand               19,983      15,339           --      16,350           --          --       51,672      51,944
   Average rate                         2.25%       5.38%          --        2.25%          --          --         3.18%
Money markets                         37,880          --        6,781          --           --          --       44,661      44,661
   Average rate                         3.25%         --         2.58%         --           --          --         3.15%
CDs of $100,000 or more               24,567       3,785          858         315           --          --       29,525      29,693
   Average rate                         5.21%       5.55%        5.73%       5.59%          --          --         5.27%
Other time deposits                  165,692      51,917        9,079      14,134           --          --      240,822     242,160
   Average rate                         5.46%       5.69%        5.71%       5.76%          --          --         5.54%
Borrowed funds                        23,083      16,513       41,760      70,032       26,500          --      177,888     181,711
   Average rate                         5.58%       4.96%        5.20%       4.86%        5.77%         --         5.18%
Trust preferred securities                --          --           --          --           --      11,500       11,500      12,219
   Average rate                           --          --           --          --           --        9.25%        9.25%
===================================================================================================================================

     Deposits, other than time deposits and non-interest demand, are shown with a "rate sensitive" component due in 1999 and a "non-rate sensitive" component due in subsequent periods. Although these deposits are "payable on demand," YNB does not anticipate a situation where all of the deposits mature simultaneously. Therefore, rate sensitivity of non-contractual interest bearing deposits is measured through a historical regression analysis, which correlates the changes in the rates paid on these deposits to an external market rate (Fed funds). Since the regression is based on an historical relationship, it may not be indicative of how YNB will price these products in the future, but does provide some basis to determine the market risk of these liabilities.

STOCKHOLDERS' EQUITY AND
CAPITAL ADEQUACY

The management of capital in a regulated bank environment requires a balance between maximizing leverage and return on average equity to stockholders while maintaining sufficient capital levels and related ratios to satisfy regulatory requirements.
     Stockholders' equity at December 31, 1998 totaled $40,756,000 compared to $39,745,000 at December 31, 1997. This represents an increase of $1,011,000 or 2.5%. This increase resulted from (i) earnings of $5,582,000 (less dividend payments of $1,449,000) and a negative equity adjustment of $408,000 for the unrealized loss on securities available for sale, (ii) proceeds of $294,000 from exercised options, and (iii) treasury stock purchased, at cost, of $3,008,000.
     In 1998, as part of YNB's Capital Management Plan, 170,300 shares were repurchased at a cost of $3,008,000.
     As of January 1, 1999, YNB adopted an Employee Stock Ownership Plan (ESOP) to permit eligible employees of YNB to share in the growth of YNB through stock ownership. On February 3, 1999, Yardville National Bancorp sold 155,340 shares to the ESOP for $2,000,000. The ESOP financed the stock purchase with a nonaffiliated financial institution. The financing is for a term of five years with an interest rate of 7.00%. The full balance of the loan will be repaid in equal installments over the term of the loan. The shares purchased by the ESOP were used as collateral for the loan. Yardville National Bancorp guarantees the repayment of the loan. The estimated minimum annual expenses associated with the ESOP are $540,000 per year for the next five years.
     YNB trades on the Nasdaq National Market System under the symbol "YANB." The listing on the Nasdaq National Market System has provided increased liquidity for YNB stockholders. During 1998, 3,139,000 shares were traded. There were 4,968,174 shares of common stock outstanding at December 31, 1998. All share and dividend information reflects the 2.5% common stock dividend paid April 21, 1998 to shareholders of record April 7, 1998.
     Dividends paid per share in 1998 totaled $0.29. As a result of YNB's performance during 1998, the common stock dividend was increased from $0.07 per share to $0.075 per share in the last two quarters of 1998. Dividends increased 20.8% in 1998 compared to 1997.
     Yardville National Bancorp and its banking subsidiary are subject to minimum risk-based and leverage capital guidelines issued by the Federal Reserve Board and Comptroller of the Currency. The measurement of risk-based capital takes into account the credit risk of both balance sheet assets and off-balance sheet exposures. These guidelines require minimum risk-based capital ratios of 4% for Tier 1 capital and 8% for total capital (Tier I plus Tier II). In addition, the current minimum regulatory guideline for the Tier 1 leverage ratio is 4.0%.
     The Federal Deposit Insurance Corporation Improve-ment Act of 1991 (FDICIA) established five capital level designations ranging from "well capitalized" to "critically undercapitalized." A bank is considered "well capitalized" if it has minimum Tier 1 and total risk-based capital ratios of 6% and 10%, respectively, and a minimum Tier 1 leverage ratio of 5%.
     At December 31, 1998 the capital ratios for YNB exceeded the above ratios required to be well capitalized. The table below summarizes YNB's capital ratios for the years indicated:

                                                   December 31,
-------------------------------------------------------------------------------
                                      1998              1997             1996
-------------------------------------------------------------------------------
Tier 1 leverage ratio                 7.7%              9.5%             7.8%
Tier 1 risk-based                     9.9%             12.2%            10.2%
Total risk-based                     11.2%             13.5%            11.4%
===============================================================================

COMPANY - OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (TRUST PREFERRED SECURITIES)
On October 16, 1997, Yardville Capital Trust (the Trust), a statutory business trust, and a wholly owned subsidiary of Yardville National Bancorp issued $11,500,000 of 9.25% Trust Preferred Securities and $356,000 of 9.25% Common Securities to Yardville National Bancorp. Proceeds from the issuance of the Trust Preferred Securities were immediately used by the Trust to purchase $11,856,000 of 9.25% Subordinated Debentures maturing November 1, 2027 from Yardville National Bancorp. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds into Subordinated Debentures of Yardville National Bancorp. These Subordinated Debentures constitute the sole assets of the Trust. These Subordinated Debentures are redeemable in whole or in part prior to maturity after November 1, 2002. The Trust is obligated to distribute all proceeds of a redemption, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. Yardville National Bancorp's obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the Trust's obligations to pay amounts when due on the Trust Preferred Securities.

YEAR 2000 (Y2K)

General
Issues surrounding Y2K arise out of the fact that many existing computer programs use only two digits to identify a year in the date field. Additionally, Y2K is not just a computer issue, but involves communication, building and environmental systems as well as office equipment. Y2K readiness can be affected to the extent that other entities such as loan customers and key vendors are unsuccessful in addressing this issue. Y2K issues affect virtually all aspects of YNB's organization. YNB began taking a proactive approach to this issue in 1997. YNB's approach includes a written compliance plan. Management believes that the level of resources committed to the project is adequate and the oversight provided by senior management and the Board of Directors is appropriate. YNB is on schedule with its Y2K compliance plan.

State of Readiness
YNB has identified six distinct areas for its Y2K compliance efforts. The Technology committee, which consists of four directors and all of the executive management team, and the System and Operations committee are the primary groups coordinating YNB's Y2K efforts. The Board of Directors receives monthly reporting on the progress of YNB's Y2K compliance efforts. In addition, YNB receives guidance from the Federal Financial Institutions Examination Council, the formal interagency group responsible for uniform principles, standards, and procedures for the examination of financial institutions by the Federal regulatory agencies, and participates in scheduled Federal Year 2000 examinations. These examinations are being conducted to assess each financial institution's Year 2000 efforts.
     Core Computer Systems: YNB utilizes Information Technology System's (ITI) software for processing all deposits, commercial and consumer loans in addition to its general ledger activity. In June 1998, YNB completed preliminary testing of these loan and deposit functions at a remote disaster recovery site using Y2K testing software purchased from ITI. Results of the preliminary testing were satisfactory.
     Due to recent hardware upgrades, YNB plans to retest deposit and loan functions as well as complete testing on the general ledger in the first quarter of 1999. Management does not anticipate any major Y2K compliance problems with the ITI system.
     Significant Alliances: YNB depends on many outside vendors and suppliers to function efficiently. However, management has identified three systems that have significant Y2K compliance issues due to their reliance on computer hardware and software. These systems are the Federal Reserve Bank's Fed Line wire system, the MAC(R) network which supports YNB's automated teller machines (ATM), and Automated Clearing House (ACH) which YNB uses to process direct deposit activities including payrolls. The timing of Y2K testing on these outside alliances is dependent upon when such testing schedules become accessible to YNB. YNB is also dependent on these outside entities to make required Y2K changes. YNB requires vendors and suppliers to provide representations that their systems are Y2K compliant and has a system in place to track vendors' Y2K compliance efforts. Testing of the Fed Line wire system as well as outgoing ACH transactions was successfully completed during November of 1998. Testing of the MAC network and incoming ACH transactions will be incorporated into the system testing to be performed during the first quarter of 1999 to ensure the integrated components of the system will function properly together.

     YNB has also identified our provider of mortgage servicing, Wendover Financial Services Corporation, as a significant alliance. Wendover is a subsidiary of Electronic Data Systems, which is one of the largest service providers of data processing applications in the United States. Wendover utilizes software provided by ALLTEL Incorporated. YNB has been provided detailed plans and strategies from both companies regarding Year 2000 compliance. ALLTEL has advised YNB that their systems are Year 2000 compliant at December 31, 1998. ALLTEL is currently facilitating a client-managed task force that will conduct Year 2000 testing which will be completed by the end of the first quarter of 1999. Management does not anticipate any major Y2K compliance problems with either Wendover Financial Services or ALLTEL.

     End User Computing: YNB's plan to ensure compliance of desktop computers throughout the Corporation includes the replacement of non-compliant computers and related software. All mission critical personal computers are Y2K compliant.

     Technical Infrastructure: The most critical part of YNB's technical infrastructure is the communication network hardware and software that links all of YNB's departments and branches to the ITI system and allows them to process deposit, loan and general ledger activities. To ensure Y2K compliance the network components were tested from each location. To date, all but one location has been tested with favorable results. Management does not anticipate any significant Y2K compliance issues with its network. Testing of the final branch location will occur by the end of the first quarter of 1999. Any additional branches opened during 1999 will be tested before opening for customer business.

     Physical Property and Infrastructures: YNB's physical properties and infrastructures include energy and security systems as well as date sensitive equipment. Y2K upgrades to equipment such as ATMs were completed in October of 1998. Testing in this area is nearing completion and management does not anticipate any significant Y2K issues resulting from this area. Commercial Loan
Relationships: YNB has identified its commercial loan customers as a potential area of YNB's Y2K exposure. To the extent that a borrower's financial position is weakened as a result of Y2K issues, credit quality could be adversely affected. Management has reviewed the commercial loan portfolio to identify loan types that have significant Y2K exposure. Loan calling officers are in the process of contacting loan customers and assessing their Y2K exposure and compliance efforts. All significant new commercial loan applications include an assessment of the Y2K exposure and compliance efforts of the customer. While YNB continues to closely monitor its commercial loan customers, management cannot predict whether its customers will be successful in becoming Y2K compliant.

Y2K Program Status at December 31, 1998
Core Computer Systems:
Plan: 100% compliant by 3/31/99.
Status: 90% completed.

Significant Alliances:
Plan: 100% ready* by 3/31/99.
Status: 85% completed.

End User Computing:
Plan: 100% compliant by 12/31/98.
Status: 95% completed; completion by end of first quarter of 1999.

Technical Infrastructure:
Plan: 100% compliant by 12/31/98.
Status: 90% completed; completion by end of first quarter of 1999.

Physical Properties and Infrastructure:
Plan: 100% compliant by 3/31/99.
Status: 95% completed.

Commercial Loan Relationships:
Plan: 100% ready* by 3/31/99.
Status: 85% completed.

*Ready means having a comprehensive Y2K program in place and a plan that will achieve compliance before January 1, 2000.

Y2K Costs
YNB's Y2K related costs for 1998 were approximately $810,000. This includes approximately $615,000 in equipment related purchases that will be depreciated over five years. The remaining expense includes additional compensation expense and costs related to the testing and upgrading of systems. Management anticipates 1999 expenditures to decline significantly as most of the significant hardware and software purchases have been completed. Total Y2K costs are projected to be between $50,000 and $100,000 in 1999. This level could rise in the event that ongoing testing uncovers unanticipated Y2K compliance issues.

Y2K Contingency Plans
YNB has established written Y2K contingency plans as part of its overall disaster recovery plan. These plans identify all mission critical systems and include strategies to overcome Y2K related problems. These plans continue to be reviewed and will be modified from time to time based on the results of the ongoing Y2K compliance efforts. Management believes that the contingency plans should allow YNB to continue to operate in the event of Y2K related problems with a minimum of disruption and moderate increased costs.

Y2K Risks
The most reasonable worst case scenario for YNB with respect to the Y2K problem is an adverse effect on the credit quality of its commercial loan portfolio. This could be caused by the inability of customers to service their bank debt due to their own Y2K problems or that of their key customers or suppliers. This could result in lower interest income and higher loan charge offs should the Y2K problem become very serious. Management cannot predict the number of customers that will experience Y2K related problems or the amount of revenue that could be lost due to them. In addition, without electrical power and telephone communications it would be very difficult for YNB to effectively operate.

RECENT ACCOUNTING
PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," established accounting reporting standards for derivative instruments, and for hedging activities. SFAS 133 supersedes the disclosure requirements in Statements No. 80, 105, and 119. This statement is effective for periods beginning after June 15, 1999. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Corporation.

     Statement of Financial Accounting Standards No. 134 (SFAS No. 134), "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," amends FASB No. 65, "Accounting for Certain Mortgage Banking Activities," to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold those investments. SFAS 134 is effective January 1, 1999. The adoption of this statement is not expected to have a material impact on the financial position of the Corporation.

FORWARD-LOOKING STATEMENTS

This annual report contains express and implied statements relating to the future financial condition, results of operations, plans, objectives, performance and business of YNB, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk and Year 2000 issues. Actual results may differ materially from those expressed or implied as a result of certain risks and uncertainties, including, but not limited to, changes in economic conditions, interest rate fluctuations, continued levels of loan quality and origination volume, successful implementation of Year 2000 technology changes by YNB, its vendors and suppliers, competitive product and pricing pressures within YNB's markets, continued relationships with major customers including sources for loans and deposits, personal and corporate customers' bankruptcies, legal and regulatory barriers and structure, inflation, and technological changes, as well as other risks and uncertainties detailed from time to time in the filings of YNB with the Securities and Exchange Commission.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Condition
--------------------------------------------------------------------------------

                                                                             December 31,
--------------------------------------------------------------------------------------------------
(in thousands, except share data)                                      1998                1997
--------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                             $ 16, 246           $  18,923
Federal funds sold                                                        280               1,500
--------------------------------------------------------------------------------------------------
   Cash and Cash Equivalents                                           16,526              20,423
--------------------------------------------------------------------------------------------------
Interest bearing deposits with banks                                      733               2,219
Securities available for sale                                         185,577             159,724
Investment securities (market value of $36,203 in 1998
   and $26,848 in 1997)                                                36,111              26,912
Loans                                                                 491,649             385,751
   Less:  Allowance for loan losses                                    (6,768)             (5,570)
--------------------------------------------------------------------------------------------------
   Loans, net                                                         484,881             380,181
Bank premises and equipment, net                                        6,251               5,192
Other real estate                                                       4,957               3,171
Other assets                                                           22,630              16,864
--------------------------------------------------------------------------------------------------
   Total Assets                                                     $ 757,666           $ 614,686
--------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Deposits
   Non-interest bearing                                             $  75,426           $  66,560
   Interest bearing                                                   444,217             356,384
--------------------------------------------------------------------------------------------------
   Total Deposits                                                     519,643             422,944
--------------------------------------------------------------------------------------------------
Borrowed funds
   Securities sold under agreements to repurchase                      87,120             100,050
   Federal Home Loan Bank advances                                     89,316              29,338
   Other                                                                1,452               4,928
--------------------------------------------------------------------------------------------------
   Total Borrowed Funds                                               177,888             134,316
Company - obligated Mandatorily Redeemable Trust
   Preferred Securities of Subsidiary Trust holding solely
   junior Subordinated Debentures of the Company                       11,500              11,500
Other liabilities                                                       7,879               6,181
--------------------------------------------------------------------------------------------------
   Total Liabilities                                                $ 716,910           $ 574,941
--------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities

Stockholders' equity
   Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
   Common stock:  no par value
     Authorized 12,000,000 shares
     Issued 5,138,474 shares in 1998
     and 5,082,050 shares in 1997                                      20,364              17,703
   Surplus                                                              2,205               2,205
   Undivided profits                                                   21,479              19,713
   Treasury stock, at cost, 170,300 shares                             (3,008)               --
   Accumulated other comprehensive income                                (284)                124
--------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                          40,756              39,745
--------------------------------------------------------------------------------------------------
   Total Liabilities and Stockholders' Equity                       $ 757,666           $ 614,686
==================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Income
--------------------------------------------------------------------------------

                                                                          Year Ended December 31,
----------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                           1998             1997            1996
----------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans                                      $ 38,218         $ 31,511         $ 25,731
Interest on deposits with banks                                      175              107               98
Interest on securities available for sale                         10,788            7,093            6,262
Interest on investment securities:
   Taxable                                                           783            1,277            1,536
   Exempt from Federal income tax                                    626              400              396
Interest on Federal funds sold                                       333              380              228
----------------------------------------------------------------------------------------------------------
   Total Interest Income                                          50,923           40,768           34,251
----------------------------------------------------------------------------------------------------------
Interest Expense:
Interest on savings account deposits                               5,034            5,083            4,014
Interest on certificates of deposit of $100,000 or more            1,386            1,273              922
Interest on other time deposits                                   12,152            9,759            7,138
Interest on borrowed funds                                         8,756            4,761            4,967
Interest on trust preferred securities                             1,064              224             --
----------------------------------------------------------------------------------------------------------
   Total Interest Expense                                         28,392           21,100           17,041
----------------------------------------------------------------------------------------------------------
   Net Interest Income                                            22,531           19,668           17,210
Less provision for loan losses                                     1,975            1,125            1,640
----------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision for Loan Losses            20,556           18,543           15,570
----------------------------------------------------------------------------------------------------------
Non-Interest Income:
Service charges on deposit accounts                                1,246            1,174            1,153
Gains on sales of mortgages, net                                      62               30               21
Securities gains (losses), net                                       151               24             (136)
Other non-interest income                                          1,543            1,316            1,075
----------------------------------------------------------------------------------------------------------
   Total Non-Interest Income                                       3,002            2,544            2,113
----------------------------------------------------------------------------------------------------------
Non-Interest Expense:
Salaries and employee benefits                                     8,115            7,446            6,629
Occupancy expense, net                                             1,070              977              920
Equipment expense                                                  1,299            1,107              695
Other non-interest expense                                         4,853            3,811            3,235
----------------------------------------------------------------------------------------------------------
   Total Non-Interest Expense                                     15,337           13,341           11,479
----------------------------------------------------------------------------------------------------------
   Income before income tax expense                                8,221            7,746            6,204
Income tax expense                                                 2,639            2,740            2,178
----------------------------------------------------------------------------------------------------------
   Net Income                                                   $  5,582         $  5,006         $  4,026
----------------------------------------------------------------------------------------------------------
Earnings Per Share:
Basic                                                           $   1.11         $   0.99         $   0.82
Diluted                                                         $   1.10         $   0.98         $   0.80
==========================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Changes in Stockholders'  Equity
--------------------------------------------------------------------------------

                                                               Year Ended December 31, 1998, 1997 and 1996
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Accumulated
                                                                                                               other
                                             Common      Common                Undivided      Treasury    comprehensive
(in thousands, except share amounts)         shares      stock      Surplus     profits         stock         income        Total
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1995                 4,816,663    $ 16,409    $ 2,205     $ 12,997                     $  106     $   31,717
Net income                                                                         4,026                                     4,026
Unrealized loss - securities available
   for sale, net of tax of $107,000                                                                            (267)          (267)
   Total comprehensive income                                                                                                3,759
Cash dividends                                                                    (1,083)                                   (1,083)
Common stock issued:
   Exercise of stock options                 130,958         562                                                               562
   Exercise of warrants                       34,727         275                                                               275
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1996                 4,982,348    $ 17,246    $ 2,205     $ 15,940                     $ (161)    $   35,230

Net income                                                                         5,006                                     5,006
Unrealized gain - securities available
   for sale, net of tax of $83,000                                                                              285            285
   Total comprehensive income                                                                                                5,291
Cash dividends                                                                    (1,233)                                   (1,233)
Common stock issued:
   Exercise of stock options                  99,702         457                                                               457
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1997                 5,082,050    $ 17,703    $ 2,205     $ 19,713                     $  124     $   39,745

Net income                                                                         5,582                                     5,582
Unrealized loss - securities available
   for sale, net of tax of $152,000                                                                            (408)          (408)
   Total comprehensive income                                                                                                5,174
Cash dividends                                                                    (1,449)                                   (1,449)
Common stock issued:
   Exercise of stock options                  56,424         294                                                               294
   2.5% stock dividend                         2,367                              (2,367)
Treasury shares acquired                    (170,300)                                           (3,008)                     (3,008)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1998                 4,968,174    $ 20,364    $ 2,205     $ 21,479     $  (3,008)       $(284)    $   40,756
==================================================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                     Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
(in thousands)                                                               1998              1997             1996
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                $   5,582         $   5,006         $   4,026
Adjustments:
   Provision for loan losses                                                  1,975             1,125             1,640
   Depreciation                                                                 942               832               666
   Amortization and accretion                                                   943               467               555
   (Gain) loss on sales of securities available for sale                       (151)              (24)              136
   Writedown of other real estate                                               463               532                69
   Loss on sale of other real estate                                              7                --                --
   Increase in other assets                                                  (5,532)           (2,076)           (5,434)
   Increase in other liabilities                                              1,698             1,650             1,326
-----------------------------------------------------------------------------------------------------------------------
   Net Cash Provided by Operating Activities                                  5,927             7,512             2,984
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Net decrease (increase) in interest bearing deposits with banks            1,486              (862)             (324)
   Purchase of securities available for sale                               (168,202)         (123,534)          (65,492)
   Maturities, calls and paydowns of securities available for sale           93,346            45,928            23,475
   Proceeds from sales of securities available for sale                      47,725            11,740            45,864
   Proceeds from maturities and paydowns of investment securities            11,081             4,757             4,355
   Purchase of investment securities                                        (20,436)             (528)             (452)
   Net increase in loans                                                   (109,188)          (57,984)          (86,915)
   Expenditures for bank premises and equipment                              (2,001)             (606)           (2,058)
   Proceeds from sale of other real estate                                      257                --               533
   Capital improvements to other real estate                                     --              (350)               --
-----------------------------------------------------------------------------------------------------------------------
   Net Cash Used by Investing Activities                                   (145,932)         (121,439)          (81,014)
-----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Net increase in non-interest bearing
   demand, money market, and savings deposits                                23,232            36,188            15,704
   Net increase in certificates of deposit                                   73,467            22,311            45,769
   Net increase in borrowed funds                                            43,572            47,977            21,118
   Proceeds from issuance of common stock                                       294               457               837
   Treasury shares acquired                                                  (3,008)               --                --
   Proceeds from issuance of trust preferred securities                          --            11,500                --
   Dividends paid                                                            (1,449)           (1,233)           (1,083)
-----------------------------------------------------------------------------------------------------------------------
   Net Cash Provided by Financing Activities                                136,108           117,200            82,345
-----------------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents                      (3,897)            3,273             4,315
   Cash and cash equivalents as of beginning of year                         20,423            17,150            12,835
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Year                               $  16,526         $  20,423         $  17,150
-----------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
   Cash paid during the year for:
   Interest                                                               $  25,714         $  19,239         $  16,338
   Income taxes                                                               3,140             3,642             2,324
=======================================================================================================================

Supplemental Schedule of Non-cash Investing and Financing Activities:
The Corporation transferred from loans to other real estate, net of charge offs, $2,513, $2,958, and $372 in 1998, 1997, and 1996, respectively.

See Accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements Years ended December 31, 1998, 1997, and 1996
--------------------------------------------------------------------------------

1. Summary of Significant
   Accounting Policies

Business
Yardville National Bancorp through its subsidiary Yardville National Bank (the
Bank) provides a full range of services to individuals and corporate customers in Mercer County and contiguous counties. The Bank is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.
     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

A. Consolidation. The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiaries, Yardville Capital Trust and the Bank and the Bank's wholly owned subsidiaries, the Yardville National Investment Corporation, Brendan, Nancy Beth, Jim Mary, Yardville Real Estate Corporation, and YNB Realty Inc. (collectively, the Corporation). All significant inter-company accounts and transactions have been eliminated.

B. Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are purchased or sold for one day periods.

C. Securities. The Corporation's securities portfolio is classified into three separate portfolios: held to maturity, available for sale and trading. Securities classified as available for sale may be used by the Corporation as funding and liquidity sources and can be used to manage the Corporation's interest rate sensitivity position. These securities are carried at their estimated market value with their unrealized gains and losses carried, net of income tax, as adjustments to stockholders' equity. Amortization of premium or accretion of discount are recognized as adjustments to interest income, on a level yield basis. Gains and losses on disposition are included in earnings using the specific identification method.

     Investment securities are composed of securities that the Corporation has the positive intent and ability to hold to maturity. These securities are stated at cost, adjusted for amortization of premium or accretion of discount. The premium or discount adjustments are recognized as adjustments to interest income, on a level yield basis. Unrealized losses due to fluctuations in market value are recognized as investment security losses when a decline in value is assessed as being other than temporary.
     Trading securities are purchased specifically for short-term appreciation with the intent of selling in the near future. Trading securities are carried at fair value with realized and unrealized gains and losses reported in non-interest income.

D. Loans. Interest on loans is recognized based upon the principal amount outstanding. Loans are stated at face value, less unearned income and net deferred fees. Generally, commercial loans are placed on a nonaccrual status when they are 90 days past due unless they are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Mortgage loans are not generally placed on a nonaccrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Subsequent payments are credited to income only if collection of principal is not in doubt. Loan origination and commitment fees less certain costs are deferred and the net amount amortized as an adjustment to the related loan's yield. Loans held for sale are recorded at the lower of aggregate cost or market.

E. Allowance for Loan Losses. The provision for loan losses charged to operating expense is determined by management and is based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect a borrower's ability to repay the loan. This provision is based on management's estimates, and actual losses may vary from these estimates. These estimates are reviewed and adjustments, as they become necessary, are reported in the periods in which they become known. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allow-ance may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses and the valuation of other real estate. Such agencies may require the Corporation to recognize additions to the allowance or adjustments to the carrying value of other real estate based on their judgments about information available to them at the time of their examination.

Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the collateral. Impairment losses are included in the allowance for loan losses through provisions charged to income.

F. Bank Premises and Equipment. Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on straight-line and accelerated methods over the estimated useful lives of the assets (buildings 25 to 50 years, furniture and fixtures 7 to 10 years). Charges for maintenance and repairs are expensed as they are incurred.

G. Other Real Estate (O.R.E.). O.R.E. comprises real properties acquired through foreclosure or deed in lieu of foreclosure in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value less estimated disposal costs at the date acquired. When a property is acquired, the excess of the loan balance over the fair value is charged to the allowance for loan losses. Any subsequent writedowns that may be required to the carrying value of the property are included in other non-interest expense. Gains realized from the sales of other real estate are included in other non-interest income, while losses are included in non-interest expense.

H. Federal Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period of the enactment date.

I. Stock Based Compensation. The Corporation applies Accounting Principles Board
(APB) Opinion 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Pro forma disclosures, as required by SFAS 123, "Accounting for Stock Based Compensation," have been included for awards granted after January 1, 1995 (see note 10).

J. Earnings Per Share. On March 25, 1998, the Board of Directors of the Corporation approved a 2.5% stock dividend payable on April 21, 1998 to shareholders of record April 7, 1998. On December 23, 1997, the Board of Directors of the Corporation approved a two-for-one stock split effected in the form of a stock dividend payable on January 20, 1998 to shareholders of record January 5, 1998. All share data has been adjusted to reflect these two actions.
     Basic net income per common share is calculated by dividing net income, less the dividends on preferred stock, if any, by the weighted average common shares outstanding during the period.
     Diluted net income per common share is computed similar to that of basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period.
     Weighted average shares for the basic net income per share computation for the year ended December 31, 1998, 1997, and 1996 were 5,017,000, 5,052,000, and
4,938,000, respectively. For the diluted net income per share computation common stock equivalents of 42,000, 65,000, and 102,000 are included for the years ended December 31, 1998, 1997, and 1996, respectively.

K. Comprehensive Income. On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statements of stockholders' equity. SFAS No. 130 requires only additional disclosures in the consolidated financial statements; it does not affect the Corporation's financial postition or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130. The unrealized holding gains (losses) that arise during a year are equal to the net unrealized gains (losses) on securities available for sale included in total comprehensive income in the consolidated statements of changes in stockholders' equity plus a reclassification adjustment for gains (losses) realized in income. This reclassification adjustment is equal to the security gains (losses) included in the consolidated statements of income for all years presented.

2. Cash and Due From Banks
The Corporation maintains various deposits with other banks. As of December 31, 1998 and 1997, the Corporation maintained sufficient cash on hand to satisfy Federal regulatory requirements.

3. Securities
The amortized cost and estimated market value of securities available for sale are as follows:

                                                                               December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                          1998                                           1997
---------------------------------------------------------------------------------------------------------------------------------
                                                Gross        Gross     Estimated                  Gross      Gross      Estimated
                                 Amortized    Unrealized   Unrealized    Market     Amortized   Unrealized Unrealized     Market
(in thousands)                      Cost        Gains       Losses        Value        Cost       Gains      Losses        Value
---------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities
   and obligations of
   other U.S. government
   agencies                     $  55,051    $     149    $    (161)    $  55,039    $  62,465      $117     $ (42)     $  62,540
Mortgage-backed securities        120,410          157         (581)      119,986       91,193       329      (206)        91,316
Corporate obligations               2,867            8           (8)        2,867        3,297        15        (6)         3,306
Federal Reserve Bank Stock            812           --           --           812          587        --        --            587
Federal Home Loan Bank Stock        6,873           --           --         6,873        1,975        --        --          1,975
---------------------------------------------------------------------------------------------------------------------------------
Total                           $ 186,013    $     314    $    (750)    $ 185,577    $ 159,517    $  461      (254)     $ 159,724
=================================================================================================================================

The amortized cost and estimated market value of investment securities are as follows:

                                                                        December 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                     1998                                          1997
--------------------------------------------------------------------------------------------------------------------------------
                                            Gross        Gross    Estimated                 Gross           Gross      Estimated
                              Amortized  Unrealized   Unrealized    Market    Amortized   Unrealized       Unrealized    Market
(in thousands)                   Cost       Gains       Losses       Value       Cost       Gains            Losses      Value
--------------------------------------------------------------------------------------------------------------------------------
Obligations of other U.S.
   government agencies        $  4,994    $   --      $    (59)    $  4,935    $   --      $     --         $   --     $    --
Obligations of state and
   political subdivisions       20,773       302           (93)      20,982       8,819         138             --        8,957
Mortgage-backed securities      10,344        --           (58)      10,286      18,093          --           (202)      17,891
--------------------------------------------------------------------------------------------------------------------------------
Total                         $ 36,111    $  302      $   (210)    $ 36,203    $ 26,912    $    138           (202)    $ 26,848
================================================================================================================================

The amortized cost and estimated market value of securities available for sale and investment securities as of December 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

--------------------------------------------------------------------------------
Securities available for sale
                                                                     Estimated
                                                         Amortized     Market
(in thousands)                                              Cost       Value
--------------------------------------------------------------------------------
Due in 1 year or less                                   $   2,999    $  3,010
Due after 1 year
   through 5 years                                          8,953       8,995
Due after 5 years
   through 10 years                                        35,000      34,972
Due after 10 years                                         18,651      18,614
--------------------------------------------------------------------------------
   Subtotal                                                65,603      65,591
Mortgage-backed securities                                120,410     119,986
--------------------------------------------------------------------------------
Total                                                  $  186,013    $185,577
================================================================================

--------------------------------------------------------------------------------
Investment securities
                                                                     Estimated
                                                          Amortized    Market
(in thousands)                                               Cost       Value
--------------------------------------------------------------------------------
Due after 1 year
   through 5 years                                     $    3,812    $  3,888
Due after 5 years
   through 10 years                                         4,676       4,761
Due after 10 years                                         17,279      17,268
--------------------------------------------------------------------------------
   Subtotal                                                25,767      25,917
Mortgage-backed securities                                 10,344      10,286
--------------------------------------------------------------------------------
Total                                                  $   36,111    $ 36,203
================================================================================

Proceeds from sale of available for sale securities during 1998, 1997, and 1996 were $47,725,000, $11,740,000 and $45,864,000, respectively. Gross gains of
$242,000, $24,000 and $43,000 were realized on those sales in 1998, 1997, and
1996, respectively. Gross losses of $91,000 and $179,000 were realized on those sales in 1998 and 1996, respectively. There were no losses in 1997.

     Securities with a carrying value of approximately $164,358,000 as of December 31, 1998 were pledged to secure public deposits and for other purposes as required or permitted by law. As of December 31, 1998, Federal Home Loan Bank
(FHLB) stock with a carrying value of $6,873,000 was held by the Corporation as required by the FHLB.

4. Loans and Allowance for Loan Losses
The following table shows comparative year-end detail of the loan portfolio:
                                                               December 31,
--------------------------------------------------------------------------------
(in thousands)                                             1998          1997
--------------------------------------------------------------------------------
Commercial and
   industrial loans                                   $   133,263     $  88,228
Real estate loans-- mortgage                              283,739       244,058
Real estate loans-- construction                           38,386        28,182
Consumer loans                                             24,531        18,519
Other loans                                                11,730         6,764
--------------------------------------------------------------------------------
Total loans                                           $   491,649     $ 385,751
================================================================================

     Residential mortgage loans held for sale amounted to $3,084,000 and $2,773,000 as of December 31, 1998 and 1997, respectively. These loans are accounted for at the lower of aggregate cost or market value and are included in the table above.
     The Corporation originates and sells mortgage loans to Freddie Mac and FNMA. Generally, servicing on such loans is retained by the Corporation. As of December 31, 1998 and 1997, loans serviced for Freddie Mac were $33,476,000 and $39,025,000, respectively. Loans serviced for FNMA were $10,503,000 and $5,114,000, respectively, as of December 31, 1998 and 1997.
     The Corporation has extended credit in the ordinary course of business to directors, officers, and their associates on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers of the Corporation.
     The following table summarizes activity with respect to such loans:

Year Ended December 31,
--------------------------------------------------------------------------------
(in thousands)                                             1998          1997
--------------------------------------------------------------------------------
Balance as of beginning of year                          $  6,387     $  3,330
Additions                                                   3,347        5,399
Repayments and resignations                                 4,029        2,342
--------------------------------------------------------------------------------
Balance as of end of year                                $  5,705     $  6,387
================================================================================

     The majority of the Corporation's business is with customers located within Mercer County, New Jersey and contiguous counties. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the region's economic environment and real estate market. A portion of the total portfolio is secured by real estate. The principal areas of exposure are construction and development loans, which are primarily commercial and residential projects, and commercial mortgage loans. Commercial mortgage loans are completed projects and are generally owner-occupied, creating cash flow.

Changes in the allowance for loan losses are as follows:
                                                                      Year Ended December 31,
----------------------------------------------------------------------------------------------
(in thousands)                                           1998           1997            1996
----------------------------------------------------------------------------------------------
Balance as of beginning
   of year                                            $ 5,570         $ 4,957         $ 3,677
Loans charged off                                        (843)           (574)           (399)
Recoveries of loans
   charged off                                             66              62              39
----------------------------------------------------------------------------------------------
Net charge offs                                          (777)           (512)           (360)
Provision charged
   to operations                                        1,975           1,125           1,640
----------------------------------------------------------------------------------------------
Balance as of
   end of year                                        $ 6,768         $ 5,570         $ 4,957
==============================================================================================

The detail of loans charged off is as follows:
                                                                       Year Ended December 31,
----------------------------------------------------------------------------------------------
(in thousands)                                           1998            1997            1996
----------------------------------------------------------------------------------------------
Commercial and
   industrial                                         $   547         $   212         $    --
Real estate loans
   -- mortgage                                             --             161              72
Real estate loans
   -- construction                                         --              --              75
Consumer loans                                            296             201             252
----------------------------------------------------------------------------------------------
Total                                                 $   843         $   574         $   399
==============================================================================================

     Nonperforming assets include nonperforming loans and other real estate. The nonperforming loan category includes loans on which accrual of interest has been discontinued with subsequent interest payments credited to income as received and loans 90 days past due or greater on which interest is still accruing. Nonperforming loans as a percentage of total loans were 0.79% as of December 31, 1998 and 1.38% as of December 31, 1997.

A summary of nonperforming assets follows:

                                           December 31,
----------------------------------------------------------
(in thousands)                        1998            1997
----------------------------------------------------------
Nonaccruing loans:
   Commercial and
     industrial loans               $  232          $  515
   Real estate loans
     -- mortgage                       570             384
   Real estate loans
     -- construction                   684           2,106
   Consumer loans                       31              38
   Other loans                         529             312
----------------------------------------------------------
Total nonaccruing loans             $2,046          $3,355
----------------------------------------------------------
Restructured loans                  $  634          $  969
----------------------------------------------------------
Past due 90 days or more:
   Real estate loans
  -- mortgage                       $1,093          $  886
   Consumer loans                      100             105
----------------------------------------------------------
Total past due 90 days
   or more                           1,193             991
----------------------------------------------------------
Total nonperforming loans            3,873           5,315
Other real estate                    4,957           3,171
----------------------------------------------------------
Total nonperforming assets          $8,830          $8,486
==========================================================

     The Corporation has defined the population of impaired loans to be all nonaccrual commercial loans. Impaired loans are individually assessed to determine that the loan's carrying value is not in excess of the fair value of the collateral or the present value of the loan's expected cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, including residential mortgage and consumer loans, are specifically excluded from the impaired loan portfolio.
     The recorded investment in loans receivable for which an impairment has been recognized as of December 31, 1998 and 1997 was $2,438,000 and $4,213,000, respectively. The related allowance for loan losses on these loans as of December 31, 1998 and 1997 was $519,000 and $716,000, respectively. The average recorded investment in impaired loans during 1998 and 1997 was $3,252,000 and $5,485,000, respectively. There was no interest income recognized on impaired loans in 1998 or 1997.
     Additional income before income taxes amounting to approximately $249,000 in 1998, $254,000 in 1997, and $351,000 in 1996 would have been recognized if interest on all loans had been recorded based upon original contract terms.
     There were two restructured loans to one borrower as of December 31, 1998 and 1997.

5. Bank Premises and Equipment

The following table represents comparative information for premises and equipment:

                                                              December 31,
--------------------------------------------------------------------------------
(in thousands)                                               1998        1997
--------------------------------------------------------------------------------
Land and improvements                                   $     773    $    528
Buildings and improvements                                  4,413       4,308
Furniture and equipment                                     7,373       5,722
--------------------------------------------------------------------------------
Total                                                      12,559      10,558
Less accumulated depreciation                               6,308       5,366
--------------------------------------------------------------------------------
Bank premises
   and equipment, net                                   $   6,251    $  5,192
================================================================================

6. Deposits
Total deposits consist of the following:

                                                               December 31,
--------------------------------------------------------------------------------
(in thousands)                                               1998        1997
--------------------------------------------------------------------------------
Non-interest bearing
   demand deposits                                      $  75,426    $ 66,560
Interest bearing
   demand deposits                                         51,672      44,520
Money market deposits                                      44,661      39,937
Savings deposits                                           77,537      75,047
Certificates of deposit
   of $100,000 and over                                    29,525      21,556
Other time deposits                                       240,822     175,324
--------------------------------------------------------------------------------
Total                                                   $ 519,643    $422,944
================================================================================

A summary of certificates of deposit by maturity is as follows:

                                                               December 31,
--------------------------------------------------------------------------------
(in thousands)                                               1998        1997
--------------------------------------------------------------------------------
Within one year                                         $ 190,259   $ 141,183
One to two years                                           55,702      34,522
Two to three years                                          9,935      13,327
Three to four years                                         9,340       5,366
Four to five years                                          5,111       2,482
--------------------------------------------------------------------------------
Total                                                   $ 270,347   $ 196,880
================================================================================

7. BORROWED FUNDS

Borrowed funds include securities sold under agreements to repurchase and Federal Home Loan Bank (FHLB) advances. Other borrowed funds consist of Federal funds purchased and Treasury tax and loan deposits.

The following table presents comparative data related to borrowed funds of the Corporation as of and for the years ended December 31, 1998, 1997, and 1996.
                                                  December 31,
--------------------------------------------------------------------------------
(in thousands)                    1998               1997                1996
--------------------------------------------------------------------------------
Securities sold
   under agreements
   to repurchase                $ 87,120           $100,050           $ 64,185
FHLB advances                     89,316             29,338             20,813
Other                              1,452              4,928              1,341
--------------------------------------------------------------------------------
Total                           $177,888           $134,316           $ 86,339
--------------------------------------------------------------------------------
Maximum amount
   outstanding at
   any month end                $182,354           $134,316           $105,577
Average interest rate
   on year end balance              5.25%              5.94%              5.72%
Average amount
   outstanding
   during the year              $158,106           $ 84,492           $ 87,065
Average interest rate
   for the year                     5.54%              5.63%              5.70%
================================================================================

The following is a summary of securities sold under agreements to repurchase and their expected maturities as of December 31, 1998:

--------------------------------------------------------------------------------
(in thousands)
--------------------------------------------------------------------------------
Up to 30 days                                       $       6,320
30 to 90 days                                               9,400
Over 90 days                                               71,400
--------------------------------------------------------------------------------
Total                                               $      87,120
================================================================================

The outstanding amount includes $61,500,000 in callable repurchase agreements with maturities ranging from five to ten years and call dates of one to two years. Due to the call provisions, expected maturities could differ from contractual maturities.

The FHLB advances as of December 31, 1998 mature as follows:

--------------------------------------------------------------------------------
(in thousands)
--------------------------------------------------------------------------------
Within one year                                     $       1,000
Over two to three years                                       784
Over three to four years                                       32
Over five years                                            87,500
--------------------------------------------------------------------------------
Total                                               $      89,316
================================================================================

The outstanding amount includes $83,500,000 in callable advances with ten year maturities and call dates of one to five years. Due to the call provisions, expected maturities could differ from contractual maturities.

     Interest expense on borrowed funds is comprised of the following:

                                      Year Ended December 31,
--------------------------------------------------------------------------------
(in thousands)                  1998            1997            1996
--------------------------------------------------------------------------------
Securities sold under
   agreements to
   repurchase                  $5,851          $3,627          $3,792
FHLB advances                   2,816           1,081           1,116
Other                              89              53              59
--------------------------------------------------------------------------------
Total                          $8,756          $4,761          $4,967
================================================================================

8. company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the company (Trust Preferred Securities)

On October 16, 1997, Yardville Capital Trust (the Trust), a statutory business trust, and a wholly owned subsidiary of Yardville National Bancorp, issued $11,500,000 of 9.25% Trust Preferred Securities and $356,000 of 9.25% Common Securities to Yardville National Bancorp. Proceeds from the issuance of the Trust Preferred Securities were immediately used by the Trust to purchase $11,856,000 of 9.25% Subordinated Debentures maturing November 1, 2027 from Yardville National Bancorp. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds into Subordinated Debentures of Yardville National Bancorp. These Subordinated Debentures constitute the sole assets of the Trust. These Subordinated Debentures are redeemable in whole or part prior to maturity after November 1, 2002. The Trust is obligated to distribute all proceeds of a redemption, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. Yardville National Bancorp's obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the Trust's obligations to pay amounts when due on the Trust Preferred Securities.

9. Income Taxes
Income taxes reflected in the consolidated financial statements for 1998, 1997, and 1996 are as follows:

                                            Year Ended December 31,
--------------------------------------------------------------------------------
(in thousands)                        1998              1997             1996
--------------------------------------------------------------------------------
Statements of Income:
Federal:
   Current                          $ 2,625           $ 2,440           $ 2,281
   Deferred                            (358)             (294)             (521)
State:
   Current                              512               675               560
   Deferred                            (140)              (81)             (142)
--------------------------------------------------------------------------------
Total tax expense                   $ 2,639           $ 2,740           $ 2,178
--------------------------------------------------------------------------------
Statements of Condition:
Deferred tax on securities
   available for sale               $  (236)          $   190           $  (178)
================================================================================

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax assets and liabilities for 1998 and 1997 are as follows:

                                           December 31,
--------------------------------------------------------------------------------
(in thousands)                        1998             1997
--------------------------------------------------------------------------------
Deferred tax assets:
Deferred loan fees                 $    58           $    38
Allowance for
   loan losses                       2,462             1,965
Writedown of basis
   of O.R.E. properties                118                22
Deferred income                         16                 2
Nonaccrual loans                        --                40
Net state operating
   loss carryforwards                   52                --
Unrealized loss on
   securities available
   for sale                            152                --
Deferred compensation                  474               458
--------------------------------------------------------------------------------
Total deferred tax assets          $ 3,332           $ 2,525
--------------------------------------------------------------------------------
Valuation allowance                    (78)              (78)

Deferred tax liabilities:
Unrealized gain on
   securities available
   for sale                             --               (83)
Deferred income                       (168)               --
Unamortized discount
   accretion                           (75)              (71)
Depreciation                          (166)             (195)
Other                                  (13)               --
--------------------------------------------------------------------------------
Net deferred tax assets            $ 2,832           $ 2,098
================================================================================

The Corporation has established the valuation allowance against certain temporary differences. The Corporation is not aware of any factors which would generate significant differences between taxable income and pre-tax accounting income in future years except for the effects of the reversal of current or future net deductible temporary differences. Management believes, based upon current information, that it is more likely than not that there will be sufficient taxable income through carryback to prior years to realize the net deferred tax asset. However, there can be no assurance regarding the level of earnings in the future.
     A reconciliation of the tax expense computed by multiplying pre-tax accounting income by the statutory Federal income tax rate of 34% is as follows:


                                            Year Ended December 31,
--------------------------------------------------------------------------------
(in thousands)                      1998             1997                1996
--------------------------------------------------------------------------------
Income tax expense
   at statutory rate              $ 2,795           $ 2,634           $ 2,105
State income taxes, net
   of Federal benefit                 245               392               276
Changes in taxes
   resulting from:
     Tax exempt interest             (239)             (155)             (122)
     Tax exempt income               (227)             (184)             (142)
     Non-deductible
     expenses                          65                53                61
--------------------------------------------------------------------------------
Total                             $ 2,639           $ 2,740           $ 2,178
================================================================================

10. BENEFIT PLANS

Retirement Savings Plan. The Corporation has a 401(K) plan which covers substantially all employees with one or more years of service. The plan permits all eligible employees to make basic contributions to the plan up to 12% of base compensation. Under the plan, the Corporation provided a matching contribution of 50% in 1998, 1997, and 1996 up to 6% of base compensation. Employer contributions to the plan amounted to $107,000 in 1998, $93,000 in 1997, and $83,000 in 1996.

Postretirement Benefits. In 1997, the Corporation modified its postretirement benefits plan. The Corporation provides additional postretirement benefits, namely life and health insurance, to retired employees over the age of 62 who have completed 15 years of service. The plan calls for retirees to contribute a portion of the cost of providing these benefits in relation to years of service.
     The cost of retiree health and life insurance benefits is recognized over the employees' period of service. There were no periodic postretirement benefit costs under SFAS 106 in 1998. Those costs were $64,000 and $205,000 in 1997 and 1996, respectively. The actuarial present value of benefit obligations was $604,000 in 1998, and $568,000 in 1997.

Stock Option Plans. The Corporation maintains stock option plans for both officers and directors. The purpose of these plans is to assist the Corporation in attracting and retaining highly qualified officers and directors and to provide such with incentive to contribute to the growth and development of the Corporation.

     These options are intended to be either incentive or non-qualified stock options. Options have been granted to purchase common stock at the fair value of the stock at the date of grant. A committee appointed by the Board of Directors sets the vesting schedule and terms of stock options.

--------------------------------------------------------------------------------
                                                   Weighted average
                                   Shares           exercise price
--------------------------------------------------------------------------------
Balance,
   December 31, 1995              333,202          $    4.26
--------------------------------------------------------------------------------
Shares:
   Granted                          6,560               7.68
   Exercised                      130,958               4.30
   Expired                          7,403               5.00
--------------------------------------------------------------------------------
Balance,
   December 31, 1996              201,401          $    4.32
--------------------------------------------------------------------------------
Shares:
   Granted                         29,930              10.64
   Exercised                       99,702               4.64
   Expired                          1,322               4.95
--------------------------------------------------------------------------------
Balance,
   December 31, 1997              130,307          $    5.52
--------------------------------------------------------------------------------
Shares:
   Granted                        419,288              17.20
   Exercised                       57,575               5.03
   Expired                          1,529               8.43
--------------------------------------------------------------------------------
Balance,
   December 31, 1998              490,491          $   15.55
--------------------------------------------------------------------------------
Shares exercisable as of
   December 31, 1998               64,862          $    5.38
================================================================================

     The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997, and 1996, respectively: (1) an expected annual dividend rate of $0.32, $0.28, and $0.23. (2) risk free rate of 5.6%, 5.5%, and 5.2%. (3) expected life of approximately 5 years in 1998, and 1 year for 1997 and 1996.
     The Corporation applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements.

     Had the Corporation determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Corporation's 1998, 1997, and 1996 net income would have been reduced to the pro forma amounts indicated below:

-------------------------------------------------------------
(in thousands)                 1998        1997         1996
-------------------------------------------------------------
Net income:
   As reported               $ 5,582      $ 5,006     $ 4,026
   Pro forma                   3,567        4,976       4,021
-------------------------------------------------------------
Earnings per share:
Basic:
   As reported               $ 1.11       $ 0.99      $  0.82
   Pro forma                   0.71         0.99         0.81
Diluted:
   As reported               $ 1.10       $ 0.98      $  0.80
   Pro forma                   0.71         0.97         0.80
=============================================================

Benefit Plans. The Corporation has a salary continuation plan for key executives and a director deferred compensation plan for its board members. The plans provide for yearly retirement benefits to be paid over a specified period. The present value of the benefits accrued under these plans as of December 31, 1998 and 1997 is approximately $493,000 and $342,000, respectively, and is included in other liabilities in the accompanying consolidated statements of condition. Compensation expense of approximately $138,000, $120,000, and $120,000 is included in the accompanying consolidated statements of income for the years ended December 31, 1998, 1997, and 1996, respectively.

     In connection with the benefit plans, the Corporation has purchased life insurance policies on the lives of the executives and directors. The Corporation is the owner and beneficiary of the policies. The cash surrender values of the policies are approximately $9,595,000 and $5,797,000 as of December 31, 1998 and 1997, respectively, and are included in other assets in the accompanying consolidated statements of condition.

     The Corporation implemented an officer group term replacement plan for divisional officers in 1996. This plan replaces group term life insurance for these officers. This plan is funded through life insurance policies purchased by the Corporation. This plan is a split dollar plan; therefore, the policy interests are divided between the bank and the employee. The death benefits over and above the cash surrender of the life insurance policy, if any, are endorsed to the beneficiary of the executive. The cash surrender value of the policies is approximately $4,192,000 and $3,441,000 as of December 31, 1998 and 1997, and is included in other assets in the accompanying consolidated statements of condition.

11. COMMON STOCK

On October 28, 1997, the Corporation's Board of Directors authorized the repurchase of up to 172,000 shares in aggregate of the Corporation's common stock. There were no shares repurchased in 1997. At various times in 1998, the Corporation repurchased shares totaling 170,300 at an average price of $17.67.

12. OTHER NON-INTEREST EXPENSE

Other non-interest expense included the following:

                                               Year Ended December 31,
----------------------------------------------------------------------
(in thousands)                          1998        1997         1996
----------------------------------------------------------------------
Audit and examination fees            $  306      $  227       $  216
Attorneys' fees                          379         373          153
O.R.E. expenses                          573         378          163
Outside services and processing          328         332          325
Stationery and supplies                  403         347          388
Communication and postage                434         373          354
FDIC insurance premium                    53          47            1
Insurance (other)                        101         127          102
Marketing                                747         575          522
Amortization of trust preferred
   expenses                              160          27           --
Other                                  1,369       1,005        1,011
----------------------------------------------------------------------
   Total                              $4,853      $3,811       $3,235
======================================================================

13. OTHER COMMITMENTS AND
    CONTINGENT LIABILITIES

The Corporation enters into a variety of financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and letters of credit, both of which involve, to varying degrees, elements of risk in excess of the amount recognized in the consolidated financial statements.

     Credit risk, the risk that a counterparty of a particular financial instrument will fail to perform, is the contract amount of the commitments to extend credit and letters of credit. The credit risk associated with these financial instruments is essentially the same as that involved in extending loans to customers. Credit risk is managed by limiting the total amount of arrangements outstanding and by applying normal credit policies to all activities with credit risk. Collateral is obtained based on management's credit assessment of the customer.

     The contract amounts of off-balance sheet financial instruments as of December 31, 1998 and 1997 for commitments to extend credit were $114,077,000 and $77,943,000, respectively. For standby letters of credit, the contract amounts were $8,208,000 and $6,501,000, respectively.

     Many such commitments to extend credit may expire without being drawn upon, and therefore, the total commitment amounts do not necessarily represent future cash flow requirements.

     The Corporation maintains lines of credit with the FHLB and four of its correspondent banks. There were approximately $28,700,000 in lines of credit available as of December 31, 1998. The Corporation maintains repurchase agreement lines of credit with two brokerage firms. There were approximately $108,230,000 in lines available at December 31, 1998.

     The Corporation leases its banking offices in Ewing Township, East Windsor Township, Trenton, Hamilton Square, Pennington, and its Telephone Help Center. In 1998, the Corporation began paying rent on a future branch site in Newtown Township, Pennsylvania. In addition, the Corporation signed a lease for a new corporate headquarters building to be located in Hamilton Township. It is anticipated that rental payments will begin in the third quarter of 1999. Total lease rental expense was $298,234, $236,912 and $186,305 for the years ended December 31, 1998, 1997, and 1996, respectively. Minimum rentals under the terms of these leases are approximately $621,000 in 1999, $1,100,000 in 2000, and $1,200,000 for years 2001 through 2003.

     The Corporation and the Bank are party, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from their business. Management does not consider that any such proceedings depart from usual routine litigation, and in its judgment, the Corporation's consolidated financial position or results of operations will not be affected materially by the final outcome of any pending legal proceedings.

14. REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

The following table presents the Corporation's and Bank's actual capital amounts and ratios:
--------------------------------------------------------------------------------------------------------------------------------
REGULATORY MATTERS
                                                                               Per Regulatory Guidelines
--------------------------------------------------------------------------------------------------------------------------------
                                                                 Actual                  Minimum            "Well Capitalized"
--------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                     Amount       Ratio       Amount       Ratio       Amount       Ratio
--------------------------------------------------------------------------------------------------------------------------------
As of December 31, 1998:
Corporation
   Total capital (to risk-weighted assets)                $59,151        11.2%      $42,394        8.0%      $52,993       10.0%
   Tier I capital (to risk-weighted assets)                52,531         9.9        21,197        4.0        31,796        6.0
   Tier I capital (to average assets)                      52,531         7.7        27,367        4.0        34,208        5.0
Bank
   Total capital (to risk-weighted assets)                $57,590        10.8%      $42,500        8.0%      $53,125       10.0%
   Tier I capital (to risk-weighted assets)                50,948         9.6        21,250        4.0        31,875        6.0
   Tier I capital (to average assets)                      50,948         8.5        27,251        4.0        34,064        5.0

As of December 31, 1997:
Corporation
   Total capital (to risk-weighted assets)                $56,341        13.5%      $33,414        8.0%      $41,767       10.0%
   Tier I capital (to risk-weighted assets)                51,116        12.2        16,707        4.0        25,060        6.0
   Tier I capital (to average assets)                      51,116         9.5        21,465        4.0        26,832        5.0
Bank
   Total capital (to risk-weighted assets)                $51,675        12.5%      $33,114        8.0%      $41,393       10.0%
   Tier I capital (to risk-weighted assets)                46,496        11.2        16,557        4.0        24,836        6.0
   Tier I capital (to average assets)                      46,496         8.7        21,279        4.0        26,598        5.0
================================================================================================================================

     As of December 31, 1998, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     Permission from the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of the Bank's net profits, as defined by the Comptroller, for that year, combined with its retained net profits of the two preceding years. The retained net profits of the Bank available for dividends are approximately $7,952,000 as of December 31, 1998.

     On December 19, 1991, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improve-ment Act") became law. While the FDIC Improvement Act primarily addresses additional sources of funding for the Bank Insurance Fund, which insures the deposits of commercial banks and saving banks, it also imposes a number of new mandatory supervisory measures on savings associations and banks.

     The FDIC Improvement Act requires financial institutions to take certain actions relating to their internal operations, including: providing annual reports on financial condition and management to the appropriate Federal banking regulators, having an annual independent audit of financial statements performed by an independent public accountant and establishing an independent audit committee composed solely of outside directors. The FDIC Improvement Act also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following fair value estimates, methods and assumptions were used to measure the fair value of each class of financial instruments for which it is practical to estimate that value:

Cash and Cash Equivalents. For such short-term investments, the carrying amount was considered to be a reasonable estimate of fair value.

Securities and Mortgage-backed Securities. The fair value of investments and mortgage-backed securities, except certain state and municipal securities, is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, commercial real estate, residential mortgage and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

     The fair value of performing loans, except residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

     Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

Deposit Liabilities. The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, interest bearing demand deposits, money market, and savings deposits, is considered to be equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowed Funds. For securities sold under agreements to repurchase and FHLB advances, fair value was based on rates currently available to the Corporation for agreements with similar terms and remaining maturities. For other borrowed funds, the carrying amount was considered to be a reasonable estimate of fair values.

The estimated fair values of the Corporation's financial instruments are as follows:

                                                           December 31, 1998
-------------------------------------------------------------------------------
                                                          Carrying      Fair
(in thousands)                                             Value        Value
-------------------------------------------------------------------------------
Financial Assets:
   Cash and cash
     equivalents                                         $ 16,526    $ 16,526
   Interest bearing
     deposits with banks                                      733         733
   Securities available for
     sale                                                 185,577     185,577
   Investment securities                                   36,311      36,203
   Loans, net                                             484,881     485,944
Financial Liabilities:
   Deposits                                               519,643     521,421
   Borrowed funds                                         177,888     181,711
   Trust preferred securities                              11,500      12,219
===============================================================================

                                                           December 31, 1997
-------------------------------------------------------------------------------
                                                          Carrying      Fair
(in thousands)                                              Value       Value
-------------------------------------------------------------------------------
Financial Assets:
   Cash and cash
     equivalents                                         $ 20,423    $ 20,423
   Interest bearing
     deposits with banks                                    2,219       2,219
   Securities available for
     sale                                                 159,724     159,724
   Investment securities                                   26,912      26,848
   Loans, net                                             380,181     383,200
Financial Liabilities:
   Deposits                                               422,944     423,082
   Borrowed funds                                         134,316     134,248
   Trust preferred securities                              11,500      12,075
===============================================================================

     The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, and as the fair value for these financial instruments was not material, these disclosures are not included above.

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial assets include the deferred tax assets and bank premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

16. PARENT CORPORATION INFORMATION
The condensed financial statements of the parent company only are presented below:

YARDVILLE NATIONAL BANCORP (Parent Corporation)

Condensed Statements of Condition

                                                              December 31,
------------------------------------------------------------------------------
(in thousands)                                              1998        1997
------------------------------------------------------------------------------
Assets:
   Cash                                                   $   200     $   815
   Securities available for sale                              105       3,297
   Investment in subsidiaries                              51,020      46,971
   Other assets                                             1,296         527
------------------------------------------------------------------------------
   Total Assets                                           $52,621     $51,610
------------------------------------------------------------------------------
Liabilities and
Stockholders' Equity:
   Other liabilities                                      $     9     $     9
   Subordinated debentures                                 11,856      11,856
   Stockholders' equity                                    40,756      39,745
------------------------------------------------------------------------------
   Total Liabilities and
   Stockholders' Equity                                   $52,621     $51,610
==============================================================================

Condensed Statements of Income

                                                    Year Ended December 31,
-------------------------------------------------------------------------------
(in thousands)                                   1998        1997         1996
-------------------------------------------------------------------------------
Operating Income:
   Dividends from subsidiary                    $1,982      $1,765      $1,083
   Interest income                                  42          --          --
   Other income                                     63          --          --
-------------------------------------------------------------------------------
   Total Operating Income                        2,087       1,765       1,083
-------------------------------------------------------------------------------
Operating Expense:
   Interest expense                              1,064         224          --
   Other expense                                   340         144         114
-------------------------------------------------------------------------------
   Total Operating Expense                       1,404         368         114
-------------------------------------------------------------------------------
Income before income
   taxes and equity in
   undistributed income
   of subsidiaries                                 683       1,397         969
Federal income tax benefit                        (441)       (114)        (40)
-------------------------------------------------------------------------------
Income before equity in
   undistributed income
   of subsidiaries                               1,124       1,511       1,009
Equity in undistributed
   income of subsidiaries                        4,458       3,495       3,017
-------------------------------------------------------------------------------
   Net Income                                   $5,582      $5,006      $4,026
===============================================================================

Condensed Statements of Cash Flows

                                                     Year Ended December 31,
-------------------------------------------------------------------------------
(in thousands)                                   1998        1997         1996
-------------------------------------------------------------------------------
Cash Flows from
   Operating Activities:
Net Income                                     $ 5,582     $ 5,006      $ 4,026
Adjustments:
   Increase in
     other assets                                 (769)       (448)         (40)
   Equity in undistributed
     income of subsidiaries                     (4,458)     (3,495)      (3,017)
   Increase in
     other liabilities                              --           9           --
-------------------------------------------------------------------------------
Net Cash Provided by
   Operating Activities                            355       1,072          969
-------------------------------------------------------------------------------
Cash Flows from Investing
     Activities:
   Purchases of securities
     available for sale                             --      (3,297)          --
   Proceeds from sales of
     securities available for sale               3,192          --           --
   Investing in subsidiaries                         1      (8,356)        (749)
-------------------------------------------------------------------------------
Net Cash Provided (Used) by
   Investing Activities                          3,193     (11,653)        (749)
-------------------------------------------------------------------------------
Cash Flows from Financing
   Activities:
   Proceeds from issuance
     of subordinated debentures                     --      11,856           --
   Proceeds from shares issued                     294         457          837
   Purchase of treasury shares                  (3,008)         --           --
   Dividends paid                               (1,449)     (1,233)      (1,083)
-------------------------------------------------------------------------------
Net Cash (Used) Provided by
   Financing Activities                         (4,163)     11,080         (246)
-------------------------------------------------------------------------------
Net (decrease) increase in cash                   (615)        499          (26)
Cash as of beginning of year                       815         316          342
-------------------------------------------------------------------------------
Cash as of end of year                         $   200     $   815      $   316
===============================================================================

Independent Auditors' Report









The Board of Directors and Stockholders
Yardville National Bancorp:

     We have audited the accompanying consolidated statements of condition of Yardville National Bancorp and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yardville National Bancorp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                    KPMG LLP



Princeton, New Jersey
January 22, 1999

OFFICERS

YARDVILLE NATIONAL BANK               Thomas A. McBain                Assistant Cashiers
                                      Audit                           Sharon L. Bokma
President/Chief Executive Officer                                     Retail Administration
Patrick M. Ryan                       Debra L. Mincarelli
                                      Retail Administration           Barbara A. Brehaut
Executive Vice Presidents                                             Retail Administration
Stephen F. Carman                     Tina H. Orben
Cashier/Chief Financial Officer       Private Banking                 Valerie Dromboski
                                                                      Residential Mortgage
Timothy J. Losch                      Diane H. Polyak
Chief Operating Officer               Financial Services              John T. Gaffney
                                                                      Alternative Investments
First Senior Vice Presidents          Leslie Rita
James F. Doran                        Credit Administration           Barbara A. Kaminsky
Senior Lending Officer                                                Operations
                                      Joseph H. Robotin
Mary C. O'Donnell                     Residential Mortgage            Kathleen M. Kirkham
Chief Credit Officer                                                  Retail Administration
                                      Christine A. Secrist
Senior Vice Presidents                Retail Administration           Gabriella Kovacs
Frank Durand III                                                      Retail Administration
Bank Administrator                    Joan M. Tarr
                                      Retail Administration           Patricia D. Majeski
Howard N. Hall                                                        Retail Administration
Controller                            Jane M. Trout
                                      Marketing                       Jeffrey S. Millington
Richard A. Kauffman                                                   Audit
Chief Technology Officer              Susan M. Valentino
                                      Retail Administration           Barbara A. Morgan
Nina D. Melker                                                        Commercial Lending
Retail Administration                 Assistant Vice Presidents
                                      Scott W. Civil                  Michael J. Pelosci
Thomas L. Nash                        Commercial Lending              Alternative Investments
Commercial Mortgage
                                      Nancy J. Collar                 Elizabeth A. Salvatore
Sarah J. Strout                       Consumer Lending                Consumer Lending
Commercial Lending
                                      Barbara A. Cromwell             Flora B. Shiarappa
Vice Presidents                       Retail Administration           Deposit Operations
James T. Brotherton
Lending Business Development          Doreen A. Goch                  YARDVILLE NATIONAL BANCORP
                                      Commercial Mortgage
Carol A. Budd                                                         President/Chief Executive Officer
Commercial Lending                    Fay Horrocks                    Patrick M. Ryan
                                      Human Resources
Shawn Chase-Merritt                                                   Secretary/Treasurer
Retail Administration                 Peggy A. Iucolino               Stephen F. Carman
                                      Purchasing
Vincent P. Ditta                                                      Assistant Secretary and Treasurer
Commercial Lending                    Linda A. Kelly                  Diane H. Polyak
                                      Data Services
Kathleen A. Fone
Human Resources                       Anne S. Marsilio
                                      Residential Mortgage
Nancy C. German
Deposit Operations                    William B. McDowell
                                      Small Business Lending
Sandra A. Gray
Commercial Mortgage                   Dawn L. Melker
                                      Retail Administration
Dale K. Inman
Consumer Lending                      William V. Radlinsky
                                      Loan Review

-------------------------------------------------------------------------------
BOARD OF DIRECTORS





YARDVILLE NATIONAL BANK                   YARDVILLE NATIONAL BANCORP

Jay G. Destribats,                        Jay G. Destribats,
Chairman of the Board                     Chairman of the Board

Weldon J. McDaniel, Jr.,                  Weldon J. McDaniel, Jr.,
Vice Chairman                             Vice Chairman

Patrick M. Ryan,                          Patrick M. Ryan,
President and C.E.O.                      President and C.E.O.

C. West Ayres                             C. West Ayres
Elbert G. Basolis, Jr.                    Elbert G. Basolis, Jr.
Lorraine Buklad                           Lorraine Buklad
Anthony M. Giampetro, M.D., F.C.C.P.      Anthony M. Giampetro,  M.D., F.C.C.P.
Sidney L. Hofing                          Sidney L. Hofing
James J. Kelly                            James J. Kelly
Gilbert W. Lugossy                        Gilbert W. Lugossy
Louis R. Matlack, Ph.D.                   Louis R. Matlack, Ph.D.
F. Kevin Tylus                            F. Kevin Tylus

John C. Stewart,                          John C. Stewart,
Director Emeritus                         Director Emeritus


-------------------------------------------------------------------------------
ADVISORY BOARD






David West Ayres                          George S. Martin
James E. Bartolomei, CPA                  William J. Matisa, Jr.
Vincent Civale, CPA                       Robert E. Mule
Nancy S. Ellis                            Daniel J. O' Donnell, Esq.
William G. Engel                         *Jeffrey F. Perlman, CPCU
Gary Dean Gray                            Joyce H. Rainear
Daniel J. Graziano, Esq.                  Marvin A. Rosen
John J. Klein III                         Armand L. Ruderman, M.D., F.A.A.F.P.
Richard J. Klockner                       Ronald K. Vernon
Nancy J. Knight                           Robert L. Workman
Eugene P. Marfuggi                        Harold N. Zeltt


*as of February 24, 1999

------------------------------------------------------------------------------
SHAREHOLDER INFORMATION

Corporate Headquarters                         Registrar and Stock
Yardville National Bancorp                     Transfer Agent
3111 Quakerbridge Road                         First City Transfer Company
Mercerville, NJ 08619                          P.O. Box 170
(609) 585-5100                                 Iselin, NJ 08830-0170
                                               (732) 906-9227
Annual Meeting
Shareholders are invited to                    Financial Information
attend the Annual Meeting of                   Investors, security
Shareholders at: La Villa                      analysts and others
Ristorante 2275 Kuser Road                     desiring financial
Hamilton, NJ 08690 Tuesday,                    information should
April 27, 1999 Doors open 9:00                 contact:
a.m. Meeting begins at 10:00 a.m.              Diane H. Polyak
                                               Assistant Secretary/
Common Stock Prices/                           Assistant Treasurer
Dividends Declared                             or
The table below sets forth by                  Stephen F. Carman
quarter the high and low bid                   Secretary/Treasurer
price for YNB common stock and
the cash dividends declared                    Form 10-K Availability
per common share.                              Copies of Yardville National
                                               Bancorp's Form 10-K filed with
                                     Cash      the Securities and Exchange
                                 Dividend      Commission are available upon
1998 Quarter      High      Low  Declared      written request to the
-----------------------------------------      Company.
First           $19.03   $17.08    $0.070
Second           19.75    16.38     0.070
Third            16.75    12.00     0.075
Fourth           14.25    12.00     0.075
                                   ------
Total                              $0.290
=========================================
1997 Quarter
-----------------------------------------
First           $11.22   $ 9.39    $0.060
Second           12.19     9.64     0.060
Third            13.84    11.95     0.060
Fourth           17.78    13.91     0.060
                                   ------
Total                              $0.240
=========================================


Subsidiary Bank is a Member of the FDIC.

-------------------------------------------------------------------------------
OFFICES







The Yardville National Bank            Ewing Office
P.O. Box 8487                          1450 Parkside Avenue
Trenton, New Jersey 08650              Ewing Township, New Jersey 08638

Yardville Office                       East Windsor Office
4556 South Broad Street                18 Princeton-Hightstown Road
Yardville, New Jersey 08620            East Windsor, New Jersey 08520

Center City Office                     Trenton Office
1099 Whitehourse-Mercerville Road      410 Lalor Plaza
Trenton, New Jersey 08610              Trenton, New Jersey 08611

Broad Street Park Office               Nottingham Pointe Office
2025 South Broad Street                4631 Nottingham Way
Trenton, New Jersey 08610              Hamilton Square, New Jersey 08690

Quakerbridge Office                    West Trenton Office
3111 Quakerbridge Road                 40 Scotch Road
Mercerville, New Jersey 08619          West Trenton, New Jersey 08628

Pennington Office                      Newtown Office
The Pennington Shopping Center         295 North Sycamore Street
Route 31 North                         Newtown, Pennsylvania 18940
Pennington, New Jersey 08534









YNB HELP CENTER: 1-8884-HELPLINE
YNB ON THE WEB: http//www.yanb.com
















YNB LOGO
Your Neighborhood Bank(R)
=========================
YARDVILLE NATIONAL BANK