Form 10-K/A
period 1998-12-31
YARDVILLE NATIONAL BANCORP
filed 1999-04-20
CIK 787849

                                   FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                                    Part of Form 10-K into
DOCUMENT                                        which Document is Incorporated
--------                                        ------------------------------

Annual Report to Stockholders for fiscal
year ended December 31, 1998                                 II

Definitive proxy statement for the 1999
Annual Meeting of Stockholders to be held on
April 27, 1999                                              III

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this amendment to annual report to be signed on its behalf by the undersigned thereunto duly authorized on April 20, 1999.


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

           10.14  Lease Agreement between Carduner's Property Partnership and the Bank dated

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

           10.19  Employment contract between Registrant and Howard N. Hall

           10.20  Employment contract between Registrant and Sarah J. Strout

           10.21  Employment contract between Registrant and Nina D. Melker



      Exhibit
      Number                                     Description                                                        Page
----------------------------------------------------------------------------------------------------------------------------------

           10.22  Employment contract between Registrant and Timothy J. Losch

(G)        10.23  Survivor Income Plan for the Benefit of Timothy J. Losch

(G)        10.24  Lease agreement between the Ibis Group and the Bank dated July 1997

(H)        10.25  Lease agreement between Hilton Realty Co. of Princeton and the bank dated March 31, 1998.

(H)        10.26  1994 Stock Option Plan.

(J)        10.27  Lease agreement between Crestwood Construction and the Bank dated May 25, 1998

(J)        10.28  Lease Addendum between Carduners Property Partnership and the Bank


(K)        10.29  Yardville National Bank Employee Stock Ownership Plan

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
