Form 10-Q
period 1999-03-31
YARDVILLE NATIONAL BANCORP
filed 1999-05-17
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10 Q

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934
         For the quarterly period ended March 31, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES ACT OF 1934
         For transition period from

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

                                 (609) 585-5100
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1999

Common Stock, no par value                                 5,303,914
--------------------------                        ----------------------------
          Class                                   Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1            FINANCIAL INFORMATION                                PAGE NO.
--------------------------------------------------------------------------------

Item 1.                    Financial Statements

                           Consolidated Statements of Condition
                           March 31, 1999 and December 31, 1998

                           Consolidated Statements of Income
                           Three months ended March 31, 1999 and 1998

                           Consolidated Statements of Cash Flows
                           Three months ended March 31, 1999 and 1998

                           Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.                    Quantitative and Qualitative Disclosures
                           About Market Risk

PART 2                     OTHER INFORMATION
--------------------------------------------

Item 1.                    Legal Proceedings

Item 2.                    Changes in Securities and Use of Proceeds

Item 3.                    Defaults Upon Senior Securities

Item 4.                    Submission of Matters to a Vote of Securities Holders

Item 5.                    Other Information

Item 6.                    Exhibits and Reports on Form 8-K

SIGNATURES

Exhibit 27.1 Financial Data Schedule

Item 1.  Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                                        March 31,             December 31,
----------------------------------------------------------------------------------------------------------
(in thousands, except for share data)                                     1999                    1998
----------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                $  14,640                 16,246
Federal funds sold                                                        13,810                    280
----------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents                                            28,450                 16,526
----------------------------------------------------------------------------------------------------------
Interest bearing deposits with banks                                       1,784                    733
Securities available for sale                                            209,077                185,577
Investment securities (market value of $80,707 in 1999 and
     $36,203 in 1998)                                                     81,721                 36,111
Loans                                                                    544,255                491,649
     Less:  Allowance for loan losses                                     (7,172)                (6,768)
----------------------------------------------------------------------------------------------------------
     Loans, net                                                          537,083                484,881
Bank premises and equipment, net                                           6,638                  6,251
Other real estate                                                          4,857                  4,957
Other assets                                                              25,239                 22,630
----------------------------------------------------------------------------------------------------------
     Total Assets                                                      $ 894,849              $ 757,666
----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Deposits
     Non-interest bearing                                              $  74,350              $  75,426
     Interest bearing                                                    529,315                444,217
----------------------------------------------------------------------------------------------------------
     Total Deposits                                                      603,665                519,643
----------------------------------------------------------------------------------------------------------
Borrowed funds
     Securities sold under agreements to repurchase                      117,927                 87,120
     Federal Home Loan Bank advances                                     109,311                 89,316
     Obligation to Employee Stock Ownership Plan (ES0P)                    1,900                   --
     Other                                                                   700                  1,452
----------------------------------------------------------------------------------------------------------
     Total Borrowed Funds                                                229,838                177,888
Company - obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust holding solely junior
     Subordinated Debentures of the Company                               11,500                 11,500
Other liabilities                                                          8,456                  7,879
----------------------------------------------------------------------------------------------------------
     Total Liabilities                                                 $ 853,459              $ 716,910
----------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
Common Stock:  no par value
     Authorized 12,000,000 shares
     Issued 5,303,914 in 1999
          and 5,138,474 shares in 1998                                    22,417                 20,364
Surplus                                                                    2,205                  2,205
Undivided profits                                                         22,622                 21,479
Treasury stock, at cost, 172,000 shares in 1999 and
     170,300 shares in 1998                                               (3,030)                (3,008)
Unallocated ESOP shares                                                   (1,900)                  --
Accumulated other comprehensive income                                      (924)                  (284)
----------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                           41,390                 40,756
----------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                        $ 894,849              $ 757,666
----------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                         Three Months Ended
                                                                               March 31,
-----------------------------------------------------------------------------------------------
(in thousands, except for share data)                                 1999                1998
-----------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                          $10,711             $ 8,748
Interest on deposits with banks                                          19                  55
Interest on securities available for sale                             2,853               2,440
Interest on investment securities:
     Taxable                                                            597                 277
     Exempt from Federal income tax                                     258                 102
Interest on Federal funds sold                                          160                  69
-----------------------------------------------------------------------------------------------
     Total Interest Income                                           14,598              11,691
-----------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                  1,095               1,255
Interest on certificates of deposit of $100,000 or more                 491                 301
Interest on other time deposits                                       3,801               2,673
Interest on borrowed funds                                            2,528               1,917
Interest on trust preferred securities                                  266                 266
-----------------------------------------------------------------------------------------------
     Total Interest Expense                                           8,181               6,412
-----------------------------------------------------------------------------------------------
     Net Interest Income                                              6,417               5,279
Less provision for loan losses                                          650                 400
-----------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses              5,767               4,879
-----------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                     308                 306
Gains on sales of mortgages, net                                         15                  17
Securities gains, net                                                    15                   9
Other non-interest income                                               390                 356
-----------------------------------------------------------------------------------------------
      Total Non-Interest Income                                         728                 688
-----------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                        2,291               1,943
Occupancy expense, net                                                  313                 233
Equipment expense                                                       362                 296
Other non-interest expense                                            1,379               1,032
-----------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                       4,345               3,504
-----------------------------------------------------------------------------------------------
Income before income tax expense                                      2,150               2,063
Income tax expense                                                      596                 729
-----------------------------------------------------------------------------------------------
     Net Income                                                     $ 1,554             $ 1,334
-----------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                               $  0.31             $  0.26
Diluted                                                             $  0.31             $  0.26
-----------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                 5,003               5,073
Diluted                                                               5,030               5,117
-----------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                   Three months ended March 30,
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                     1999                 1998
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                      $   1,554             $   1,334
Adjustments:
     Provision for loan losses                                                        650                   400
     Depreciation                                                                     269                   226
     Amortization and accretion                                                       196                   144
     Gains on sales of securities available for sale                                  (15)                   (9)
     Loss on sales of other real estate                                                 1                     1
     Writedown of other real estate                                                   250                     3
      Increase in other assets                                                     (2,266)               (2,975)
     Increase in other liabilities                                                    577                    51
-----------------------------------------------------------------------------------------------------------------
     Net Cash Provided by (Used in) Operating Activities                            1,216                  (825)
-----------------------------------------------------------------------------------------------------------------

Cash Flows From Investing Activities:
     Net increase in interest bearing deposits with banks                          (1,051)               (1,903)
     Purchase of securities available for sale                                    (45,771)              (22,287)
     Maturities, calls, and paydowns of securities available for  sale             13,106                18,021
     Proceeds from sales of securities available for sale                           8,027                12,161
     Proceeds from maturities and paydowns of investment
          securities                                                                1,036                 1,278
     Purchase of investment securities                                            (46,673)                 (500)
     Net increase in loans                                                        (53,377)              (23,819)
     Expenditures for bank premises and equipment                                    (656)                 (439)
     Proceeds from sale of other real estate                                          374                    83
-----------------------------------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                                       (124,985)              (17,405)
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                                         122                 1,557
     Net increase in certificates of deposit                                       83,900                27,275
     Net increase in borrowed funds                                                51,950                11,330
     Proceeds from issuance of common stock                                         2,053                   178
     Increase in unallocated ESOP shares                                           (1,900)                 --
     Treasury shares acquired                                                         (22)                 (723)
     Dividends paid                                                                  (410)                 (347)
-----------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                                    135,693                39,270
-----------------------------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents                                     11,924                21,040
     Cash and cash equivalents as of beginning of period                           16,526                20,423
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                                   $  28,450             $  41,463
-----------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest expense                                                          8,503                 6,551
          Income taxes                                                                301                 1,309
-----------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers to other real estate from loans, net of charge offs               525                   407
-----------------------------------------------------------------------------------------------------------------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 1999
(Unaudited)

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

The consolidated financial data as of and for the three months ended March 31, 1999 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the result of operations that might be expected for the entire year ending December 31, 1999.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp (the "Holding Company") and its subsidiaries, Yardville Capital Trust (the "Trust") and The Yardville National Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Yardville National Investment Corporation, Brendan Inc., Nancy Beth Inc., Jim Mary Inc., Yardville Real Estate Holding Co., Inc., YNB Financial Services, Inc., and YNB Realty Inc., (collectively, "YNB"). All significant inter-company accounts and transactions have been eliminated. Brendan Inc., Nancy Beth Inc. and Jim Mary Inc. are utilized for the control and disposal of other real estate properties. Yardville Real Estate Holding Co., Inc. is utilized to hold Bank branch properties. YNB Financial Services, Inc., provides alternative investment services and YNB Realty, Inc. a real estate investment trust, and is utilized to more effectively manage a portion of the Bank's real estate related loans.

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

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On October 16, 1997, Yardville Capital Trust, a statutory business trust and a wholly owned subsidiary of the Holding Company, issued $11,500,000 of 9.25% Trust Preferred Securities to the public and $356,000 of 9.25% Common Securities to the Holding Company. Proceeds from the issuance of the Trust Preferred Securities were immediately used by the Trust to purchase $11,856,000 of 9.25% Subordinated Debentures maturing November 1, 2027 from the Holding Company. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds into Subordinated Debentures of the Holding Company. These Subordinated Debentures constitute the sole assets of the Trust.

2.       Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended March 31, 1999 and 1998 were 5,003,000 and 5,073,000 respectively. For the diluted net income per share computation, potential common stock of 27,000 and 44,000 are included for the three months ended March 31, 1999 and 1998, respectively.

3.       Comprehensive Income

         Listed below is the statement of comprehensive income for March 31, 1999 and 1998.


   Comprehensive Income                                            Three Months Ended March 31,
   --------------------------------------------------------------------------------------------
   (in thousands)                                                   1999                 1998
   --------------------------------------------------------------------------------------------
   Net Income                                                     $ 1,554              $ 1,334
   --------------------------------------------------------------------------------------------
   Other comprehensive income
     Net change in unrealized loss for the
           period, net of tax                                        (640)                (249)
     Reclassification of realized net gain on sale of
          securities available for sale, net of tax                    10                    6
   --------------------------------------------------------------------------------------------
     Holding loss arising during the period,
          net of tax and reclassification                            (630)                (243)
     Reclassification adjustment for realized net
          loss, net of tax                                            (10)                  (6)
   --------------------------------------------------------------------------------------------
   Other comprehensive income for the period net of tax              (640)                (249)
   --------------------------------------------------------------------------------------------
   Total comprehensive income                                     $   914              $ 1,085
   --------------------------------------------------------------------------------------------

Employee Stock Ownership Plan

The Bank established an Employee Stock Ownership Plan and related trust ("ESOP") for eligible employees. The ESOP is a tax-qualified plan subject to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Employees with twelve months of employment with the bank and who have worked at least 1,000 hours are eligible to participate. The ESOP borrowed $2,000,000 from an unaffiliated financial institution and purchased 155,340 common shares. Shares purchased by the ESOP are held in a suspense account for allocation among participants as the loan is repaid. All shares in the plan are accounted for under SOP 93-6.

Compensation cost is recognized based on the fair value of the stock when it is committed to be released. The fair value of unearned shares at March 31, 1999 is $1,922,333. Compensation expense amounted to $88,000 for the three months ended March 31, 1999.

Unallocated shares are deducted from common shares outstanding for earnings per share purposes with shares which are committed to be released during the year added back into weighted average shares outstanding.

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents management's discussion and analysis of the financial condition and results of operation. It should be read in conjunction with the 1998 Annual Report to stockholders and Form 10-K for the fiscal year ended December 31, 1998 as well as with the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q.

This Form 10-Q report contains express and implied statements relating to the future financial condition, results of operations, plans, objectives, performance, and business of YNB, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, and year 2000 issues, and financial and other goals. Actual results may differ materially from those expected or implied as a result of certain risks and uncertainties, including, but not limited to, changes in economic conditions, interest rate fluctuations, continued levels of loan quality and origination volume, successful implementation of year 2000 technology changes by YNB, its vendors and suppliers, competitive product and pricing pressures within YNB's markets, continued relationships with major customers including sources for loans and deposits, personal and corporate customers' bankruptcies, legal and regulatory barriers and structure, inflation, and technological changes, as well as other risks and uncertainties detailed from time to time in the filings of YNB with the Securities and Exchange Commission.

Financial Condition

On May 12, 1999 the Holding Company announced the pricing of 1,400,000 shares of its common stock in a underwritten secondary public offering. The common stock was offered to the public at a price of $12.00 per share and will generate gross proceeds of approximately $16.8 million.


Assets

Total consolidated assets at March 31, 1999 were $894,849,000 an increase of $137,183,000 or 18.1% compared to $757,666,000 at December 31, 1998. The growth in YNB's asset base, during the first three months of 1999, was primarily due to increases in loans (primarily commercial), available for sale securities, and investment securities. The increase in the loan portfolio was the product of an ongoing consistent strategy to improve the profitability of the organization through relationship banking. The pace of consolidation in YNB's market place continues at a rapid rate. Management anticipates continued loan opportunities due to this consolidation. YNB's asset base includes securities of approximately $191,800,000 purchased utilizing primarily repurchase agreements and Federal Home Loan Bank advances (Investment Growth Strategy). The Investment Growth Strategy at March 31, 1999 increased $49,600,000 or 34.9% from the reported total of $142,200,000 at December 31, 1998. The primary goals of the Investment Growth Strategy, improving return on equity and earnings per share continue to be achieved.

Cash and due from banks

Cash and due from bank balances decreased $1,606,000 to $14,640,000 at March 31, 1999 when compared to the $16,246,000 balance at December 31, 1998. In April of 1998, YNB began a reserve requirement reduction program. This program allows the Bank to reduce the amount of demand and interest bearing demand balances subject to reserve requirements. Prior to starting the program, the Bank maintained non-interest bearing reserve balances at the Federal Reserve Bank of Philadelphia of between $3,000,000 and $4,000,000. With the implementation of the program, the Bank has been able to reduce to zero the amount of funds required to be maintained at the Federal Reserve Bank of Philadelphia, for reserve requirements. These funds are now available to be invested in earning assets.

Federal funds sold

At March 31, 1999 Federal funds sold totaled $13,810,000 compared to $280,000 at December 31, 1998. Average Federal funds sold for the first three months was $14,000,000 compared to $4,992,000 for the same period in 1998. The higher amount of Federal funds sold at March 31, 1999 was due to increased certificate of deposit (CD) balances raised to fund loan growth and effectively manage liquidity. Management remains focused on maintaining adequate liquidity to fund loan growth and to meet daily liquidity requirements.

Securities

The following tables present the amortized cost and market values of YNB's securities portfolios as of March 31, 1999 and December 31, 1998.

Available For Sale Securities                         March 31, 1999                    December 31, 1998
----------------------------------------------------------------------------------------------------------------
                                              Amortized            Market         Amortized              Market
(in thousands)                                   Cost               Value            Cost                 Value
----------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S.
     government agency securities             $ 82,506             $ 81,871        $ 55,051             $ 55,039
Mortgage-backed securities                     115,901              115,183         120,410              119,986
Corporate obligations                            2,867                2,799           2,867                2,867
All other securities                             9,224                9,224           7,685                7,685
----------------------------------------------------------------------------------------------------------------
Total                                         $210,498             $209,077        $186,013             $185,577
----------------------------------------------------------------------------------------------------------------


Investment Securities                                  March 31, 1999                    December 31, 1998
----------------------------------------------------------------------------------------------------------------
                                              Amortized             Market        Amortized              Market
(in thousands)                                   Cost                Value           Cost                 Value
----------------------------------------------------------------------------------------------------------------
Obligations of U.S. government
     agencies                                 $ 48,184             $ 47,226        $  4,994             $  4,935
Obligations of state and
     political subdivisions                     24,235               24,223          20,773               20,982
Mortgage-backed securities                       9,302                9,258          10,344               10,286
----------------------------------------------------------------------------------------------------------------
Total                                         $ 81,721             $ 80,707        $ 36,111             $ 36,203
----------------------------------------------------------------------------------------------------------------

Securities represented 32.5% of total assets at March 31, 1999 and 29.3% at December 31, 1998. Total securities increased $69,110,000 or 31.2% at March 31, 1999 to $290,798,000 compared to $221,688,000 at year-end 1998. The available for sale portfolio represents 71.9% of the total security holdings of YNB at March 31, 1999, compared to 83.7% at year-end 1998.

The net unrealized loss on available for sale securities as of March 31, 1999 was $1,421,000, compared to a net unrealized loss of $436,000 at December 31, 1998. Net unrealized loss, net of tax effect, totaling $924,000 was reported in Accumulated Other Comprehensive Income in Stockholders' Equity at March 31, 1999, compared to a net unrealized loss of $284,000 reported at December 31, 1998. The increase in the unrealized loss on available for sale securities is primarily due to the rise in interest rates from December 31, 1998 to March 31, 1999 and the increased size of the available for sale securities portfolio.

Securities available for sale increased $23,500,000 or 12.7% at March 31, 1999 when compared to the December 31, 1998 balance of $185,577,000. The largest area of increase was in U.S. Treasury and U.S. agency bonds, which increased $26,832,000 and are the major factor for the increase in securities available for sale. The increase was primarily due to the purchase of U.S. Agency callable bonds associated with the Investment Growth Strategy and shorter-term callable bonds purchased to enhance liquidity. Offsetting the increase discussed above were paydowns on mortgage-backed securities, which decreased $4,803,000.

The Investment Growth Strategy increased $49,599,000 over the year-end 1998 level. The growth was in callable bonds, which increased $55,190,000. Offsetting this increase were declines in fixed and floating rate mortgage-backed securities of $2,574,000 and $3,037,000, respectively.

Investment securities increased $45,610,000 or 126.3% to $81,721,000 at March 31, 1999 from $36,111,000 at December 31, 1998. The increase was due to a $43,190,000 increase in U.S. agency callable bonds primarily related to the Investment Growth Strategy and a $3,462,000 increase in tax free municipal bonds. Offsetting these increases was a $1,042,000 reduction in mortgage-backed securities reflecting paydowns.

Loans

Total loans, net of unearned income, increased $52,606,000 or 10.7% at March 31, 1999 to $544,255,000 from $491,649,000 at December 31, 1998. YNB's loan portfolio represented 60.8% of total assets at March 31, 1999 compared to 64.9% at December 31, 1998. YNB's lending focus continues to be on commercial and industrial loans, and commercial real estate loans. The consolidation in YNB's market place, and management's philosophy of relationship banking are key factors in continued strong loan growth. Strong competition from both bank and nonbank competitors coupled with a falling prime rate of interest could result in comparatively lower yields on new and established lending relationships. In addition, borrowers' concerns over the economy, real estate prices and interest rates could all be factors in future loan growth levels. Continued profitable loan growth is a key factor in meeting earnings growth goals.

-------------------------------------------------------------------------------------------
 (in thousands)                        3/31/99        12/31/98         Change      % change
-------------------------------------------------------------------------------------------
Real estate - mortgage
     Commercial                       $168,511        $166,725        $  1,786        1.1%
-------------------------------------------------------------------------------------------
     Residential                       101,758          93,540           8,218        8.8
-------------------------------------------------------------------------------------------
     Home equity                        23,922          23,474             448        1.9
-------------------------------------------------------------------------------------------
Commercial and industrial              159,627         133,263          26,364       19.8
-------------------------------------------------------------------------------------------
Real estate - construction              53,860          38,386          15,474       40.3
-------------------------------------------------------------------------------------------
Consumer                                25,690          24,531           1,159        4.7
-------------------------------------------------------------------------------------------
Other loans                             10,887          11,730            (843)      (7.2)
-------------------------------------------------------------------------------------------
Total loans                           $544,255        $491,649        $ 52,606       10.7%
-------------------------------------------------------------------------------------------

The table above lists the loan growth by type for the period of December 31, 1998 to March 31, 1999. Commercial and industrial loans had the greatest growth increasing $26,364,000 in the period and accounting for 50.1% of the total increase in outstanding loans. Real estate - construction loans had the second greatest growth increasing $15,747,000 and accounted for 29.4% of the increase in total loans. All other loan types increased with the exception of Other Loans, which decreased $843,000. The strong loan growth recorded in the first quarter of 1999 was the result of the continuing opportunities available to YNB due to consolidation in the market place. While it is anticipated that loan growth will continue in 1999, management does not believe that future growth rates will be at the same level as seen in the first quarter.

Liabilities

The following table provides information concerning YNB' deposit base at March 31, 1999 and December 31, 1998.

-------------------------------------------------------------------------------------------------
(in thousands)                                  3/31/99       12/31/98        Change     % Change
-------------------------------------------------------------------------------------------------
Non-interest bearing demand
     deposits                                  $ 74,350       $ 75,426      $ (1,076)      (1.4%)
-------------------------------------------------------------------------------------------------
Interest bearing demand deposits                 51,989         51,672           317        0.6
-------------------------------------------------------------------------------------------------
Money market deposits                            44,918         44,661           257        0.6
-------------------------------------------------------------------------------------------------
Savings deposits                                 78,161         77,537           624        0.8
-------------------------------------------------------------------------------------------------
Certificates of deposit of $100,000
     or over                                     45,649         29,525        16,124       54.6
-------------------------------------------------------------------------------------------------
Other time deposits                             308,598        240,822        67,776       28.1
-------------------------------------------------------------------------------------------------
Total                                          $603,665       $519,643      $ 84,022       16.2%
-------------------------------------------------------------------------------------------------

YNB's deposit base is the principal source of funds supporting interest-earning assets. Total deposits increased $84,022,000 or 16.2% to $603,665,000 at March 31, 1999 compared to $519,643,000 at December 31, 1998. Certificates of deposit were competitively priced throughout the first three months of 1999 to fund new loan growth and improve liquidity. Growth in YNB's deposit base in 1999 continued to be principally in higher costing certificates of deposit, which account for 99.8% of the increase in deposits. In March of 1998, YNB began to market its certificates of deposit through a nationwide computer based service. This service allows YNB to have access to a wider market to raise needed funding. YNB has raised approximately $65,000,000 from this market with approximately $40,600,000 raised in the first quarter of 1999.

Noninterest bearing demand deposits decreased $1,076,000 to $74,350,000 when compared to $75,426,000 at December 31, 1998. This reduction was due to the normal changes in balances. A more accurate reflection of noninterest deposits is comparing average balances. For the three months ended March 31, 1999 average noninterest bearing demand deposits were $71,506,000 an increase of $8,819,000 when compared to the average from the $62,687,000 for the three months ended March 31, 1998. Modest growth was also reflected in the lower cost funding sources of interest bearing demand, money market deposits and savings deposits.

However, lower cost deposit growth levels are not adequate to meet current or projected loan demand. This has resulted in an increased reliance on higher rate certificates of deposit to provide the required funding. As a result, certificates of deposit, the most expensive deposit-funding source available to YNB, increased to 58.7% of total deposits at March 31, 1999 from 52.0% at December 31, 1998. YNB continues to seek lower cost funding sources. One source is opening new branches to serve a wider market area. In April 1999, YNB opened its 11th branch located in Newtown, Bucks County, Pennsylvania, this branch opens a new market for YNB. Bucks County, Pennsylvania is located directly across the Delaware River from Mercer County, New Jersey, where all of YNB's branches are currently located. There are also plans to open a branch in Burlington County, New Jersey which is located directly south of Mercer County. In addition, a third new branch is planned in 1999. This branch will be located in the YNB Corporate headquarters building. The headquarters building is to be located in Hamilton Township, Mercer County New Jersey. We expect that these new branches will improve YNB's ability to generate lower cost deposits and create additional lending opportunities. With the ongoing consolidation in YNB's market place additional opportunities for new branches in both Pennsylvania and New Jersey are possible.

Borrowed Funds

Borrowed funds totaled $229,838,000 at March 31, 1999 compared to $177,888,000 at December 31, 1998. Approximately $188,928,000 or 82.2% of borrowed funds at March 31, 1999 are related to the Investment Growth Strategy. The increase for the first three months of 1999 was $51,950,000 or 29.2%. The majority of the increase was in securities sold under agreements to repurchase and Federal Home Loan Bank advances that increased $30,807,000 and $19,995,000, respectively and was used to fund the purchase of investment growth strategy assets purchased during the quarter. Management continues to closely monitor the mix of funding used to support the Investment Growth Strategy. To reduce the overall interest rate risk profile of YNB and improve simulation results, YNB has shifted funding towards shorter term borrowing and away from callable funding. At March 31, 1999 $132,500,000 or 70.1% of the investment growth strategy funding was in callable funding compared to $76,500,000 or 81.2% at December 31, 1998.

Securities sold under agreement to repurchase totaled $117,927,000 at March 31, 1999 compared to $87,120,000 at December 31, 1998. $61,500,000 or 52.2% of the
repurchase agreements.

outstanding at March 31, 1999 were callable compared to $61,500,000 or 70.6% at December 31, 1998. Callable repurchase agreements have terms of five to ten years and call dates of one year. All of the growth recorded in repurchase agreements in the first quarter were in repurchase agreements with terms of less than one year.

YNB had Federal Home Loan Bank of New York (FHLB) advances outstanding of $109,311,000 at March 31, 1999 compared to $89,316,000 at December 31, 1998. YNB continues to utilize callable FHLB advances. At March 31, 1999 callable advances totaled $103,500,000 or 94.7% of advances outstanding compared to $83,500,000 or 93.4% at December 31, 1998. Callable FHLB advances have terms of ten years and are callable after periods ranging from one to five years.

The callable FHLB Advances and repurchase agreements have allowed YNB to lower its borrowing costs, while at the same time extending the maturity of borrowings. In the event that rates rise, the callable borrowings will be called. In the event of falling interest rates, callable borrowings will not be called and could remain outstanding until maturity.

Borrowed funds included $1,900,000 related to Yardville National Bank's ESOP. The ESOP purchased 155,340 shares of common stock of the Holding Company with a loan from a nonaffiliated financial institution. The financing is for a term of five years with an interest rate of 7.00%. The interest rate is fixed for the period of the loan and the loan will be repaid in equal monthly installments over the term of the loan. The shares purchased by the ESOP were used as collateral for the loan. The Holding Company guarantees the repayment of the loan.

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

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On October 16, 1997, YNB through its subsidiary Yardville Capital Trust completed the sale of $11,500,000 9.25%, Trust Preferred Securities to the public. For regulatory capital purposes the entire amount of the issue is treated as Tier 1 capital at the Holding Company level.

Capital

On May 12, 1999 the Holding Company announced the pricing of 1,400,000 shares of its common stock in a underwritten Secondary Public Offering. The common stock was offered to the public at a price of $12.00 per share and will generate gross proceeds of approximately $16.8 million.

Stockholders' equity at March 31, 1999 totaled $41,390,000, an increase of $634,000 or 1.6% compared to $40,756,000 at December 31, 1998. This net increase resulted from the following factors:

(i)      Net income of $1,554,000 less cash dividend payment of $411,000.
(ii) The unrealized loss on available for sale securities was $284,000 at December 31, 1998 compared to an unrealized loss of $924,000 at March 31, 1999. This shift resulted in a $640,000 reduction in stockholders' equity.
(iii) Proceeds of $53,000 from exercised options and $2,000,000 from the issuance of common shares to the ESOP.
(iv) Repurchase of 1,700 shares of common stock for $22,000, which increased treasury shares to 172,000 and the cost of total stock repurchases to $3,030,000.
(v) Commitment to ESOP of $1,900,000 representing the balance of the loan used to finance the purchase of common stock by the ESOP.

The decline in the capital ratios from December 31, 1998 to March 31, 1999 was caused by asset growth rates exceeding the rate of capital formation. Management remains committed to keeping YNB a well-capitalized institution under the prompt corrective action rules.

The following table sets forth regulatory capital ratios for the Holding Company and the Bank as of March 31, 1999 and December 31, 1998:

                                                   Amount                                Ratios
--------------------------------------------------------------------------------------------------------
dollars in thousands                     3/31/99            12/31/98            3/31/99         12/31/98
--------------------------------------------------------------------------------------------------------
Risk-based capital:
     Tier 1
          the Holding Company            $53,804            $52,531               8.9%             9.9%
          the Bank                        54,507             50,948               9.0              9.6
--------------------------------------------------------------------------------------------------------
     Total
          the Holding Company             60,976             59,151              10.1             11.2
          the Bank                        61,229             56,341              10.2             10.8
--------------------------------------------------------------------------------------------------------
Tier 1 leverage:
          the Holding Company             53,804             52,531               6.6              7.7
          the Bank                       $54,057            $50,948               6.6%             8.5%
--------------------------------------------------------------------------------------------------------

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of 4.0%; a Tier 1 risk-based asset capital ratio of 4.0% and a total risked based capital ratio of 8.0%. To be considered "well capitalized" an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At March 31, 1999, the ratios of both the Holding Company and the Bank exceeded the ratios required to be considered well capitalized.

On October 28, 1997, the Holding Company's Board of Directors authorized management to repurchase up to 172,000 shares of the Holding Company's common stock in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. As of March 31, 1999, as part of an overall capital plan, 172,000 shares were repurchased at an average price of $17.62.

Credit Quality

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of March 31, 1999 and December 31, 1998.

Nonperforming Assets
--------------------------------------------------------------------
(in thousands)                             3/31/99          12/31/98
--------------------------------------------------------------------
Nonaccrual loans:
--------------------------------------------------------------------
     Commercial and industrial             $  201            $  232
--------------------------------------------------------------------
     Real estate - mortgage                   570               570
--------------------------------------------------------------------
     Real estate - construction                --               684
--------------------------------------------------------------------
     Consumer                                  71                31
--------------------------------------------------------------------
     Other                                    495               529
--------------------------------------------------------------------
          Total                             1,337             2,046
--------------------------------------------------------------------
Restructured loans                            622               634
--------------------------------------------------------------------
Loans 90 days or more past due:
--------------------------------------------------------------------
     Real estate - mortgage                 1,217             1,093
--------------------------------------------------------------------
     Consumer                                 112               100
--------------------------------------------------------------------
          Total                             1,329             1,193
--------------------------------------------------------------------
Total nonperforming loans                   3,288             3,873
--------------------------------------------------------------------
Other real estate                           4,857             4,957
--------------------------------------------------------------------
Total nonperforming assets                 $8,145            $8,830
--------------------------------------------------------------------

At March 31, 1999, nonperforming loans, consisting of loans 90 days and more past due, restructured loans and nonaccrual loans, totaled $3,288,000 compared to $3,873,000 at December 31, 1998. Other real estate at March 31, 1999 totaled $4,857,000 compared to $4,957,000 at December 31, 1998. Total nonperforming assets at March 31, 1999 were $8,145,000, which is $685,000 or 7.8% lower than nonperforming asset levels at December 31, 1998. Nonperforming assets as a percentage of total assets were 0.91% at March 31, 1999 compared to 1.17% at December 31, 1998. The improvement in this ratio was due to strong asset growth rates and a decrease in both nonperforming loans and other real estate. YNB continues to actively manage nonperforming assets with the goal of reducing these assets in relationship to the total loan portfolio. Whenever possible, existing loan relationships are being restructured in an effort to return these loans to performing status. At March 31, 1999 other real estate included two real estate construction loans originally placed into nonaccrual status in 1996. Both properties are in the process of being resolved with one of these loans totaling approximately $1,800,000 under a contract for sale.

The allowance for loan losses totaled $7,172,000 or 1.32% of total loans at March 31, 1999 compared to $6,768,000 or 1.38% of total loans at December 31, 1998. The provision for loan losses for the first three months of 1999 was $650,000 with net charge-offs totaling $246,000. The allowance for loan losses as a percentage of nonperforming loans was 218.1% at March 31, 1999 compared to 174.7% at December 31, 1998. At March 31, 1999 the allowance for loan losses in management's judgement is considered adequate in relation to credit risk exposure levels.

Results of Operations

Net Income

YNB reported net income of $1,554,000 for the three months ended March 31, 1999, an increase of $220,000 or 16.5% over the same period in 1998. The increase in net income for the three months ended March 31, 1999, compared to the same period in 1998, is primarily attributed to higher net interest income, offset by a higher provision for loan losses, and increased non-interest expense. On a per share basis, both basic and diluted earnings per share increased $0.05 or 19.2% to $0.31 for the three months ended March 31, 1999 compared to $0.26 for both basic and diluted earnings per share for the three months ended March 31, 1998.

Net Interest Income

YNB's net interest income for the first three months of 1999 was $6,417,000 an increase of $1,138,000 or 21.6% from the same period in 1998. The principal factor contributing to this increase was an increase in interest income of $2,907,000 resulting from increased loan and security balances offset by an increase of $1,769,000 in interest expense. This increase in interest expense was primarily due to higher volume of time deposits and increased levels of borrowed funds.

The net interest margin (tax equivalent basis) between the yield on average earning assets and the cost of average funding liabilities, for the three months ended March 31, 1999, was 3.35% a 32 basis point or 8.7% decline compared to 3.67% for the same period in 1998. The principal factors causing the narrowing of the net interest margin were lower yields on securities and loans, and higher volume and costs of certificates of deposit.

The net interest margin for the 1999 and 1998 comparative periods is negatively impacted by the Investment Growth Strategy. The targeted spread on this strategy is 75 basis points after tax. Because of the targeted spread on this strategy, there will be a negative impact to the net interest margin and return on assets. The balance outstanding in the Investment Growth Strategy at March 31, 1999, was approximately $191,800,000 compared to $111,200,000 at March 31, 1998.
Conversely, this strategy increases both return on average equity and earnings per share, the primary goals of the strategy.

Interest Income

For the three months ended March 31, 1999 total interest income was $14,598,000 an increase of $2,907,000, or 24.9% when compared to interest income of $11,691,000 for the same period in 1998. This increase is due to higher average balances in both loans and securities, which is partially offset by lower yields on both asset types. Average loans increased $118,631,000 or 29.6% while the yield declined 48 basis points to 8.25% from 8.73%. The decline in loan yields reflects strong competition for loans in YNB's market as well as a 75 basis point drop in the prime rate in the last four months of 1998. A substantial portion of YNB's commercial loans has interest rates indexed to the prime rate. Interest and fees on loans for the three months ended March 31, 1999 increasing $1,963,000 or 22.4% to $10,711,000 from $8,748,000 for the same period in 1998.
Average securities outstanding for the three months ended March 31, 1999 increased $72,407,000 or 41.3% to $247,633,000 when compared to the $175,226,000 for the same period of 1998. Over the same period, the yield on the securities portfolio decreased 45 basis points to 5.99% from 6.44%. These factors resulted in interest on securities increasing $889,000 to $3,708,000 for the three months ended March 31, 1999 compared to $2,819,000 for the same period in 1998. Overall, the yield on YNB's interest earning asset portfolio decreased 53 basis points to 7.46% for the three months ended March 31, 1999 from the 7.99% for the same period in 1998.

Interest Expense

Total interest expense increased $1,769,000 or 27.6% to $8,181,000 for the first three months of 1999 compared to $6,412,000 for the same period in 1998. The increase in interest expense for the comparable time period resulted from a larger deposit base, specifically time deposits, and an increase in borrowed funds. Offsetting these higher balances were lower rates on deposits and borrowed funds. The average rate paid on interest bearing liabilities for the three months ended March 31, 1999 decreased 30 basis points to 4.66% from 4.96% for the same period of 1998.

Interest on other time deposits under $100,000 increased $1,128,000 to $3,801,000 for the three months ended March 31, 1999 from $2,673,000 for the same period in 1998. This increase was caused by an increase in the average outstanding balance of $90,735,000 to $277,851,000 for the three months ended March 31, 1999, when compared to the outstanding average balance of $187,116,000 for the three months ended March 31, 1998. Offsetting this increase was a 24 basis point drop in the cost of time deposits under $100,000 to 5.47% for the first three months of 1999 from 5.71% for the same period of 1998. Interest expense on certificates of deposit under $100,000 accounted for 46.5% of total interest expense and 63.8% of the total increase in interest expense. During the first three months of 1999, YNB offered attractive rates on CDs locally and nationwide, to fund loan growth and improve liquidity.

Interest expense on borrowed funds increased $611,000 to $2,528,000 for the first three months of 1999 when compared to the $1,917,000 for the same period in 1998. The increase was caused by a $64,077,000 increase in the average balance outstanding for the three months ended March 31, 1999 when compared to the same period in 1998. The rate paid on borrowed funds declined 60 basis points for the three months ended March 31, 1999 to 5.07% from the 5.67% for the same period last year. The primary cause for the increase in interest expense on borrowed funds is the higher level of borrowings used to fund the Investment Growth Strategy. The shifting of borrowed funds out of fixed term products into convertible products at lower interest rates, and to a lesser extent, lower yields on term repurchase agreements, caused the overall decrease in rate.

While YNB desires to fund asset growth with lower cost savings, money market, interest bearing checking and non-interest bearing demand deposits, this is not always possible, as asset growth rates continue to exceed the growth rate in these deposit types. To meet the required funding needs, YNB anticipates continued reliance on higher cost retail CDs and, to a lesser extent, borrowed funds.

Provision for Loan Losses

YNB provides for possible loan losses by a charge to current operations. The provision for loan losses for the three months ended March 31, 1999 was $650,000, a 62.5% increase over the $400,000 provision recorded for the same period of 1997. The increase in the provision was primarily due to the strong loan growth in first three months of 1998. Management believes that the reserve for loan losses is adequate in relation to the credit risk exposure levels.

Non-interest Income

Total non-interest income for the first three months of 1999 was $728,000, an increase of $40,000 or 5.8% over non-interest income of $688,000 for the same period in 1998. The increase is primarily due to increases in other non-interest income.

Other non-interest income increased $34,000 or 9.6% for the first three months of 1999 compared to the same period in 1998. The increase is principally due to additional income derived from life insurance assets, which totaled $188,000 and represents a $25,000 or 15.3% increase over the $163,000 for the same period last year and accounts for 62.5% of the increase in total non-interest income. The increase is due to higher average balances of life insurance assets offset by a lower yield. The income earned on these assets is used to offset expenses on deferred compensation programs. Management continues to closely evaluate both traditional and non-traditional sources of new non-interest income as part of a longer-term strategy to increase earnings.

Non-interest Expense

Total non-interest expense increased $841,000 or 24.0% to $4,345,000 for the first three months of 1999 compared to $3,504,000 for the same period in 1998. The increase in non-interest expenses was primarily due to increases in salary and employee benefits, equipment expense and other non-interest expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 2.12% for the first three months of 1999 compared to 2.25% for the same period of 1998. The improvement in this ratio is due to the strong asset growth in the first quarter. YNB's efficiency ratio for the first three months of 1999 was 60.8%, an increase from the 58.7% for the same period in 1998. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources.

Salary and employee benefits increased $348,000 or 17.9% to $2,291,000 for the first three months of 1999 compared to $1,943,000 for the same period in 1998. Salary and benefits expense accounted for 52.7% of total noninterest expenses for the first quarter of 1999 compared to 55.4% for the same period in 1998. Salary expense increased $304,000 reflecting increased staffing levels associated with the Pennington and Newtown Branches and new hires in other areas of YNB and normal salary increases. Benefit expense increased $44,000 or 36.5%. In 1999, YNB adopted the ESOP for the benefit of employees. The compensation expense portion of the ESOP was $88,000 and accounted for 22.5% of the total increase in salary and employee benefits for the quarter.

Equipment expense increased $66,000 or 22.3% to $362,000 for the first three months of 1999 from $296,000 for the same period in 1998. The equipment costs increase reflects the continuing efforts of YNB to maintain and upgrade technology in order to provide the highest quality service, increase productivity, and address Year 2000 issues. Equipment costs includes depreciation on equipment which increased $50,000 and accounted for 75.8% of the total increase in equipment expense for the period.

Occupancy expense for the first three months of 1999 was $313,000, an increase of $80,000 or 34.3% compared to $233,000 for the same period in 1998. The increase was due to the leasing of additional space for the East Windsor branch, lease payments on the new Pennington and Newtown branches, routine rent increases, and increased utility costs related to the operation of YNB's various facilities

Other non-interest expenses increased $347,000 or 33.6% to $1,379,000 for the three months of 1999 when compared to the $1,032,000 for the same period in 1998. The increase in other non-interest expenses accounts for 41.3% of the increase in total non-interest expenses. Expenses, including write downs, related to other real estate owned increased $219,000 in the first quarter of 1999 when compared to the same period in 1998. This increase accounted for 63.1% of the increase in other non-interest expenses and 26.0% of the increase in total non-interest expense. A key focus of YNB remains controlling the increase in non-interest expenses.

Income Tax Expense

The effective income tax rate was 27.7% for the three months ended March 31, 1999 compared to 35.3% for the same periods in 1997. The decrease in the effective tax rate was primarily due to the use of a state income tax planning strategy. Management anticipates that this strategy will continue to reduce state income tax in 1999. Higher levels of tax-free income also reduced Federal income tax in 1999 when compared to 1998. Total income tax decreased $133,000 or 18.2% to $596,000 for the first three months of 1999 when compared to the $729,000 for the same period in 1998.

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

Core Computer Systems: YNB utilizes Information Technology System's (ITI) software for processing all deposit, loan and general ledger activity. In June 1998, YNB completed preliminary testing of all loan and deposit functions at a remote disaster recovery site utilizing Y2K testing software purchased from ITI. Results of the preliminary testing were satisfactory. Due to the recent hardware upgrades, YNB successfully completed testing on deposit, loan functions and general ledger in April of 1999. Management does not anticipate any major Y2K compliance problems with the ITI system.

Significant Alliances: YNB depends on many outside vendors and suppliers to function efficiently. However, management has identified three systems that have significant Y2K compliance issues due to their reliance on computer hardware and software. These systems are the Federal Reserve Bank's Fed Line wire system, the MAC(R) network which supports YNB's automatic teller machines (ATM) and Automated Clearing House (ACH) which YNB uses to process direct deposit activities including payrolls. YNB requires vendors and suppliers to provide representations that their systems are Y2K compliant and has a system in place to track vendors' Y2K compliance efforts. Testing of the Fed Line wire system, the MAC network and ACH transactions has been successfully completed.

YNB has also identified our provider of mortgage servicing, Wendover Financial Services Corporation, as a significant alliance. Wendover is a subsidiary of Electronic Data Systems, which is one of the largest service providers of data processing applications in the United States. Wendover utilizes software provided by ALLTEL Incorporated. YNB has been provided detailed plans and strategies from both companies regarding Y2K compliance. ALLTEL has advised YNB that their systems are Y2K compliant at December 31, 1998. ALLTEL is currently facilitating a client-managed task force that conducted Y2K testing in the first quarter of 1999. Although YNB must still evaluate the test reports, management does not anticipate any major Y2k compliance problems with either Wendover Financial Services or ALLTEL.

End User Computing: YNB's plan to ensure compliance of desktop computers throughout the company includes the replacement of non-compliant computers and related software. All mission critical personal computers are now Y2K complaint. YNB is in the process of testing non-mission critical personal computers and replacing when required.

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

Y2K Program Status

Core Computer Systems        Plan: 100% compliant by 3/31/99.
                             Present Status: 100% completed.

Significant Alliances        Plan: 100% ready* by 6/30/99.
                             Present Status: 95% completed.

End User Computing           Plan: 100% compliant by 6/30/99.
                             Present Status: 95% completed.

Technical Infrastructure     Plan: 100% compliant by 6/30/99.
                             Present Status: 100% completed.

Physical Properties and      Plan: 100% compliant by 3/31/99.
         Infrastructure      Present Status: 100% completed.

Commercial Loan Customers    Plan: 100% ready* by 6/30/99.
                             Present Status: 85% completed.

*Ready means having a comprehensive Y2K program in place and a plan that will achieve compliance before January 1, 2000.

Y2K Costs

YNB's Y2K related costs for 1998 were approximately $810,000. This includes approximately $615,000 in equipment related purchases that will be depreciated over five years. The remaining expense includes additional compensation expense and costs related to testing and upgrading systems. Management anticipates 1999 expenditures to decline significantly as most of the significant hardware and software purchases have been completed. Total Y2K costs are projected to be between $50,000 and $100,000 in 1999. This level could rise in the event ongoing testing uncovers unanticipated Y2K compliance issues.

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

Item 3: Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB's market risk from December 31, 1998 except as discussed below. For information regarding YNB's market risk refer to the Company's 1998 Annual Report to stockholders.

Changes in Earning Risk

Net interest income over the next twelve-month period indicates a larger risk to lower rates (-300 basis points) at March 31, 1999 than reported at December 31, 1998. Comparing the simulation results of this low rate scenario to the flat rate interest rate scenario indicates a -10.9% change in net interest income compared to -9.7% at year end 1998. The cumulative one-year gap turned negative $43,464,000 gap or -4.9% of assets at March 31, 1999 compared to positive $12,718,000 or 1.7% of assets at year-end 1998. The dollar change in the gap was $56,182,000. The reasons for this change in short term earnings risk profile include:

1. The addition of $68,951,000 in securities with repricing or maturity dates beyond one year.

2. The origination of $20,312,000 in loans with repricing or maturity dates beyond one year.

3. The addition of certificates of deposit of $13,004,000 with maturity dates of one year or less.

4. An increase of $19,996,000 in borrowed funds with maturity dates of less than one year.

Changes in Market risk

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

At March 31, 1999, the EVPE changes by -3.82% for rate shifts of +200 and --2.06% for rate shifts of -200 basis points. The non-symmetry of the results is indicative of the callable funding booked in 1998. This compares to changes of -2.35% and -2.74% respectively at December 31, 1998.

The primary causes for this increase to rising rates are listed below:

Liability durations had a significant impact falling to 1.68 years at March 31, 1999 from 1.84 years at December 31, 1998. This resulted from increased use of shorter-term repurchase agreements to hedge income risks to lower interest rates and higher interest rates shortening the conversion dates of callable funding.

Asset durations increased to 2.16 years at March 31, 1999 from 1.99 years at December 31, 1998. The primary cause of this lengthening of assets was an increase in the investment duration to 4.36 years from 4.12 years. This lengthening resulted from purchases of long-term tax-free municipal bonds, callable bonds and slower prepayment speeds extending the average lives of mortgage backed securities.

The EVPE change to rising rates of -3.82% exceeds the target limit of 3.0%. Management is currently implementing a strategy to lower the ratio below the 3.0% limit by the end of the third quarter of 1999.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

Not Applicable.

Item 2:  Changes in Securities and Use of Proceeds

Not Applicable.

Item 3:  Defaults Upon Senior Securities

Not Applicable.

Item 4:  Submission of Matters to a Vote of Securities Holders

The annual stockholders meeting of Yardville National Bancorp was held Tuesday, April 27, 1999.

The following matter was submitted to a vote at the meeting:

The election of the following nominees as directors, the vote with respect to each nominee was as followed:

Nominee                                            Votes for     Votes withheld
C. West Ayres                                      4,026,404         31,596
Jay G. Destribats, Chairman of the Board           4,035,407         22,593
Gilbert W. Lugossy                                 4,031,354         26,159
Weldon J. McDaniel, Jr.                            4,024,354         33,646

Directors whose terms continue beyond the Annual Stockholders Meeting:

Elbert G. Basolis, Jr.                               Lorraine Buklad
Anthony M. Giampetro                                 Sidney L. Hofing
James J. Kelly                                       Louis R. Matlack
Patrick M. Ryan                                      F. Kevin Tylus

Item 5:  Other Information

Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

See attached exhibits. There were no Form 8-K reports filed during the quarter for which this report is filed.

                                INDEX TO EXHIBITS
   Exhibit
   Number                         Description                               Page
--------------------------------------------------------------------------------
(G)    3.1  Restated Certificate of Incorporation of the Company, as
            amended by the Certificate of Amendment thereto filed on March
            6, 1998.

(B)    3.2  By-Laws of the Company

(B)    4.1  Specimen Share of Common Stock

(I)    4.2  See Exhibits 3.1 and 3.2 for the Registrant's Certificate of
            Incorporation and By-Laws, which contain provisions defining the rights of stockholders of the Registrant.

(I)    4.3  Amended and Restated Trust Agreement dated October 16, 1997, among the Registrant, as depositor, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust.

(I)    4.4  Indenture dated October 16, 1997, between the Registrant and
            Wilmington Trust Company, as trustee, relating to the Registrant's 9.25% Subordinated Debentures due 2027.

(I)    4.5  Preferred Securities Guarantee Agreement dated as of October
            16, 1997, between the Registrant and Wilmington Trust Company, as trustee, relating to the Preferred Securities of Yardville Capital Trust.

(L)   10.1  Employment Contract between Registrant and Patrick M. Ryan.

(L)   10.2  Employment Contract between Registrant and Jay G. Destribats

(L)   10.3  Employment Contract between Registrant and Stephen F. Carman

(L)   10.4  Employment Contract between Registrant and James F. Doran

(L)   10.5  Employment Contract between Registrant and Richard A. Kauffman

(L)   10.6  Employment Contract between Registrant and Mary C. O'Donnell

(L)   10.7  Employment Contract between Registrant and Frank Durand III

(D)   10.8  Salary Continuation Plan for the Benefit of Patrick M. Ryan

                                INDEX TO EXHIBITS
   Exhibit
   Number                         Description                               Page
--------------------------------------------------------------------------------
(D)   10.9   Salary Continuation Plan for the Benefit of Jay G. Destribats

(E)   10.10  1988 Stock Option Plan

(L)   10.11  Employment contract between Registrant and Thomas L. Nash

(A)   10.12  Directors' Deferred Compensation Plan

(B)   10.13  Lease Agreement between Jim Cramer and the Bank dated November
             3, 1993

(L)   10.14  Lease between Carduners Property Partnership and the Bank

(A)   10.15  Agreement between the Lalor Urban Renewal Limited Partnership and the Bank dated October, 1994

(C)   10.16  Survivor Income Plan for the Benefit of Stephen F. Carman

(C)   10.17  Lease Agreement between Devon Inc. and the Bank dated as of
             February 9, 1996

(F)   10.18  1997 Stock Option Plan

(L)   10.19  Employment contract between Registrant and Howard N. Hall

(L)   10.20  Employment contract between Registrant and Sarah J. Strout

(L)   10.21  Employment contract between Registrant and Nina D. Melker

(L)   10.22  Employment contract between Registrant and Timothy J. Losch

(G)   10.23  Survivor Income Plan for the Benefit of Timothy J. Losch

(G)   10.24  Lease Agreement between the Ibis Group and the Bank dated
             July 1997

(H)   10.25  Lease agreement between Hilton Realty Co. of Princeton and the bank dated March 31, 1998.

                                INDEX TO EXHIBITS
   Exhibit
   Number                         Description                               Page
--------------------------------------------------------------------------------

(H)   10.26  1994 Stock Option Plan.

(J)   10.27  Lease agreement between Crestwood Construction and the
             Bank dated May 25, 1998

(K)   10.29  Yardville National Bank Employee Stock Ownership Plan

(L)          10.30 Lease agreement between Sycamore Street
             Associates and the Bank dated October 30, 1998

(L)          List of Subsidiaries of the Registrant

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

           (K) Incorporated by reference to the Registration Statement on Form S-8 (Registration No. 333-71741).

           (L) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as amended by Form 10-K/A filed on April 20, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            YARDVILLE NATIONAL BANCORP
                                                   (Registrant)


Date: May 17, 1999                          By:      /s/ Stephen F. Carman
      ------------                          ------------------------------
                                            Stephen F. Carman
                                            Executive Vice President and
                                            Chief Financial Officer