Form 10-Q
period 1999-06-30
YARDVILLE NATIONAL BANCORP
filed 1999-08-16
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10 Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
         For transition period from

                  Commission File Number:  0-26086

                           YARDVILLE NATIONAL BANCORP
                           --------------------------
             (Exact name of registrant as specified in its charter)

           New Jersey                                    22-2670267
-------------------------------               --------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999

  Common Stock, no par value                                 6,745,194
 -----------------------------                     ----------------------------
            Class                                  Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1            FINANCIAL INFORMATION                                PAGE NO.

Item 1.                    Financial Statements

                           Consolidated Statements of Condition
                           June 30, 1999 and December 31, 1998

                           Consolidated Statements of Income
                           Three months ended June 30, 1999 and 1998

                           Consolidated Statements of Income
                           Six months ended June 30, 1999 and 1998

                           Consolidated Statements of Cash Flows
                           Six months ended June 30, 1999 and 1998
                           Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.                    Quantitative and Qualitative Disclosures
                           About Market Risk

PART 2                     OTHER INFORMATION

Item 1.                    Legal Proceedings

Item 2.                    Changes in Securities and Use of Proceeds

Item 3.                    Defaults Upon Senior Securities

Item 4.                    Submission of Matters to a Vote of Security Holders

Item 5.                    Other Information

Item 6.                    Exhibits and Reports on Form 8-K

SIGNATURES

Exhibit 27.1 Financial Data Schedule

Item 1.  Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                                         June 30,            December 31,
---------------------------------------------------------------------------------------------------------
(in thousands, except for share data)                                      1999                  1998
---------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                $  16,225              $  16,246
Federal funds sold                                                         5,865                    280
---------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents                                            22,090                 16,526
---------------------------------------------------------------------------------------------------------
Interest bearing deposits with banks                                         830                    733
Securities available for sale                                            273,114                185,577
Investment securities (market value of $96,784 in 1999 and
     $36,203 in 1998)                                                    101,018                 36,111
Loans                                                                    553,253                491,649
     Less:  Allowance for loan losses                                     (7,622)                (6,768)
---------------------------------------------------------------------------------------------------------
     Loans, net                                                          545,631                484,881
Bank premises and equipment, net                                           7,010                  6,251
Other real estate                                                          4,676                  4,957
Other assets                                                              27,157                 22,630
---------------------------------------------------------------------------------------------------------
     Total Assets                                                      $ 981,526              $ 757,666
---------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Deposits
     Non-interest bearing                                              $  80,052              $  75,426
     Interest bearing                                                    546,859                444,217
---------------------------------------------------------------------------------------------------------
     Total Deposits                                                      626,911                519,643
---------------------------------------------------------------------------------------------------------
Borrowed funds
     Securities sold under agreements to repurchase                      154,508                 87,120
     Federal Home Loan Bank advances                                     118,305                 89,316
     Obligation to Employee Stock Ownership Plan (ESOP)                    1,800                     --
     Other                                                                 1,264                  1,452
---------------------------------------------------------------------------------------------------------
     Total Borrowed Funds                                                275,877                177,888
Company - obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust holding solely junior
     Subordinated Debentures of the Company                               11,500                 11,500
Other liabilities                                                          9,456                  7,879
---------------------------------------------------------------------------------------------------------
     Total Liabilities                                                 $ 923,744              $ 716,910
---------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
Common Stock:  no par value
     Authorized 12,000,000 shares
     Issued 6,917,194 in 1999
          and 5,138,474 shares in 1998                                    40,050                 20,364
Surplus                                                                    2,205                  2,205
Undivided profits                                                         24,202                 21,479
Treasury stock, at cost, 172,000 shares in 1999 and
     170,300 shares in 1998                                               (3,030)                (3,008)
Unallocated ESOP shares                                                   (1,800)                  --
Accumulated other comprehensive income                                    (3,845)                  (284)
---------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                           57,782                 40,756
---------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                        $ 981,526              $ 757,666
---------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                         Three Months Ended
                                                                                June 30,
------------------------------------------------------------------------------------------------
(in thousands, except for share data)                                  1999                1998
------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                           $11,364             $ 9,394
Interest on deposits with banks                                            9                  28
Interest on securities available for sale                              3,618               2,614
Interest on investment securities:
     Taxable                                                           1,018                 181
     Exempt from Federal income tax                                      327                 135
Interest on Federal funds sold                                           234                  69
------------------------------------------------------------------------------------------------
     Total Interest Income                                            16,570              12,421
------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                   1,187               1,247
Interest on certificates of deposit of $100,000 or more                  623                 339
Interest on other time deposits                                        4,238               2,931
Interest on borrowed funds                                             3,156               2,060
Interest on trust preferred securities                                   266                 266
------------------------------------------------------------------------------------------------
     Total Interest Expense                                            9,470               6,843
------------------------------------------------------------------------------------------------
     Net Interest Income                                               7,100               5,578
Less provision for loan losses                                           750                 500
------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses               6,350               5,078
------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                      317                 314
Gains on sales of mortgages, net                                          15                   8
Securities gains, net                                                      3                  37
Other non-interest income                                                420                 373
------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                          755                 732
------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                         2,437               1,997
Occupancy expense, net                                                   321                 262
Equipment expense                                                        367                 322
Other non-interest expense                                             1,203               1,092
------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                        4,328               3,673
------------------------------------------------------------------------------------------------
Income before income tax expense                                       2,777               2,137
Income tax expense                                                       787                 755
------------------------------------------------------------------------------------------------
     Net Income                                                      $ 1,990             $ 1,382
------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                $  0.34             $  0.27
Diluted                                                              $  0.34             $  0.27
------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                  5,788               5,059
Diluted                                                                5,815               5,083
------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                 June 30,
------------------------------------------------------------------------------------------------
(in thousands, except for share data)                                  1999                1998
------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                           $22,075             $18,142
Interest on deposits with banks                                           28                  83
Interest on securities available for sale                              6,471               5,054
Interest on investment securities:
     Taxable                                                           1,615                 458
     Exempt from Federal income tax                                      585                 237
Interest on Federal funds sold                                           394                 138
------------------------------------------------------------------------------------------------
     Total Interest Income                                            31,168              24,112
------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                   2,282               2,502
Interest on certificates of deposit of $100,000 or more                1,114                 640
Interest on other time deposits                                        8,039               5,604
Interest on borrowed funds                                             5,684               3,977
Interest on trust preferred securities                                   532                 532
------------------------------------------------------------------------------------------------
     Total Interest Expense                                           17,651              13,255
------------------------------------------------------------------------------------------------
     Net Interest Income                                              13,517              10,857
Less provision for loan losses                                         1,400                 900
------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses              12,117               9,957
------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                      625                 620
Gains on sales of mortgages, net                                          30                  25
Securities gains, net                                                     18                  46
Other non-interest income                                                810                 729
------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                        1,483               1,420
------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                         4,728               3,940
Occupancy expense, net                                                   634                 495
Equipment expense                                                        729                 618
Other non-interest expense                                             2,582               2,124
------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                        8,673               7,177
------------------------------------------------------------------------------------------------
Income before income tax expense                                       4,927               4,200
Income tax expense                                                     1,383               1,484
------------------------------------------------------------------------------------------------
     Net Income                                                      $ 3,544             $ 2,716
------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                $  0.66             $  0.54
Diluted                                                              $  0.65             $  0.53
------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                  5,398               5,067
Diluted                                                                5,425               5,091
------------------------------------------------------------------------------------------------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       Six months ended June 30,
------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                        1999                   1998
------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                        $   3,544              $   2,716
Adjustments:
     Provision for loan losses                                                        1,400                    900
     Depreciation                                                                       554                    448
     Amortization and accretion                                                         345                    411
     Gains on sales of securities available for sale                                    (18)                   (46)
     Loss on sales of other real estate                                                   1                      1
Write down of other real estate                                                         278                    278
      Increase in other assets                                                       (2,610)                (4,502)
     Increase in other liabilities                                                    1,577                    183
------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                                        5,071                    389
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Net (increase) decrease in interest bearing deposits with banks                    (97)                    75
     Purchase of securities available for sale                                     (122,685)               (79,838)
     Maturities, calls, and paydowns of securities available for sale                20,374                 35,731
     Proceeds from sales of securities available for sale                             9,019                 26,562
     Proceeds from maturities and paydowns of investment
          securities                                                                  1,786                  3,821
     Purchase of investment securities                                              (66,743)                (4,238)
     Net increase in loans                                                          (62,850)               (54,257)
     Expenditures for bank premises and equipment                                    (1,313)                (1,207)
     Proceeds from sale of other real estate                                            702                     84
------------------------------------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                                         (221,807)               (73,267)
------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                                        14,650                 12,627
     Net increase in certificates of deposit                                         92,618                 40,220
     Net increase in borrowed funds                                                  97,989                 31,591
     Proceeds from issuance of common stock                                          19,686                    323
     Increase in unallocated ESOP shares                                             (1,800)                    --
     Treasury shares acquired                                                           (22)                (2,965)
     Dividends paid                                                                    (821)                  (704)
------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                                      222,300                 81,092
------------------------------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents                                        5,564                  8,214
     Cash and cash equivalents as of beginning of period                             16,526                 20,423
------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                                     $  22,090              $  28,637
------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest expense                                                           16,919                 12,279
          Income taxes                                                                  982                  2,035
------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
        Transfers to other real estate from loans, net of charge offs                   700                    407
------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 1999
(Unaudited)

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

The consolidated financial data as of and for the three and six months ended June 30, 1999 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the result of operations that might be expected for the entire year ending December 31, 1999.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp (the "Holding Company") and its subsidiaries, Yardville Capital Trust (the "Trust") and The Yardville National Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Yardville National Investment Corporation, Brendan, Inc., Nancy Beth, Inc., Jim Mary, Inc., Yardville Real Estate Holding Co., Inc, YNB Financial Services, Inc., and YNB Realty Inc., (collectively, "YNB"). All significant inter-company accounts and transactions have been eliminated. Brendan, Inc., Nancy Beth, Inc. and Jim Mary, Inc. are utilized for the control and disposal of other real estate properties. Yardville Real Estate Holding Co., Inc. is utilized to hold Bank branch properties, YNB Financial Services, Inc., provides alternative investment services, and YNB Realty, Inc., a real estate investment trust, is utilized to more effectively manage a portion of the Bank's real estate related loans.

Allowance for Loan Losses

The provision for loan losses charged to operating expense is determined by management and based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect a borrower's ability to repay the loan. This provision is based on management's estimates, and actual losses may vary from these estimates. These estimates are reviewed and adjustments, as they become necessary, are reported in the periods in which they become known. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and the valuation of other real estate. Such agencies may require the Bank to recognize additions to the allowance or adjustments to the carrying value of other real estate based on their judgement about information available at the time of their examination.

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On October 16, 1997, Yardville Capital Trust, a statutory business trust and a wholly owned subsidiary of the Holding Company, issued $11,500,000 of 9.25% Trust Preferred Securities to the public and $356,000 of 9.25% Common Securities to the Holding Company. Proceeds from the issuance of the Trust Preferred Securities were immediately used by the Trust to purchase $11,856,000 of 9.25% Subordinated Debentures maturing November 1, 2027 from the Holding Company. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in Subordinated Debentures of the Holding Company. These Subordinated Debentures constitute the sole assets of the Trust.

2.       Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended June 30, 1999 and 1998 were 5,788,000 and 5,059,000 respectively. For the diluted net income per share computation, potential common stock of 27,000 and 24,000 are included for the three months ended June 30, 1999 and 1998, respectively.

Weighted average shares for the basic net income per share calculation for the six months ended June 30, 1999 and 1998 were 5,398,000 and 5,067,000 respectively. For the diluted net income per share computation, potential common stock of 27,000 and 24,000 are included for the six months ended June 30, 1999 and 1998, respectively.

3.       Comprehensive Income

Listed below is the statement of comprehensive income for three and six months ended June 30, 1999 and 1998.

Comprehensive Income                                               Three Months Ended June 30,
-----------------------------------------------------------------------------------------------
(in thousands)                                                      1999                 1998
-----------------------------------------------------------------------------------------------
Net Income                                                        $ 1,990              $ 1,382
-----------------------------------------------------------------------------------------------
Other comprehensive income
     Net change in unrealized loss for the
           period, net of tax                                      (2,921)                 (53)
     Reclassification of realized net gain on sale of
          securities available for sale, net of tax                     2                   24
-----------------------------------------------------------------------------------------------
     Holding loss arising during the period,
          net of tax and reclassification                          (2,919)                 (29)
-----------------------------------------------------------------------------------------------
 Reclassification adjustment for realized net
          gain, net of tax                                             (2)                 (24)
-----------------------------------------------------------------------------------------------
Other comprehensive income for the period, net of tax              (2,921)                 (53)
-----------------------------------------------------------------------------------------------
Total comprehensive income                                        $  (931)             $ 1,329
-----------------------------------------------------------------------------------------------

Comprehensive Income                                                Six Months Ended June 30,
-----------------------------------------------------------------------------------------------
(in thousands)                                                       1999                1998
-----------------------------------------------------------------------------------------------
Net Income                                                        $ 3,544              $ 2,716
-----------------------------------------------------------------------------------------------
Other comprehensive income
     Net change in unrealized loss for the
           period, net of tax                                      (3,561)                (302)
     Reclassification of realized net gain on sale of
          securities available for sale, net of tax                    30                   12
-----------------------------------------------------------------------------------------------
     Holding loss arising during the period,
          net of tax and reclassification                          (3,549)                (292)
-----------------------------------------------------------------------------------------------
     Reclassification adjustment for realized net
          gain, net of tax                                            (12)                 (30)
-----------------------------------------------------------------------------------------------
Other comprehensive income for the period, net of tax              (3,561)                (302)
-----------------------------------------------------------------------------------------------
Total comprehensive income                                        $   (17)             $ 2,414
-----------------------------------------------------------------------------------------------

4.       Employee Stock Ownership Plan

The Bank established an Employee Stock Ownership Plan and related trust ("ESOP") for eligible employees. The ESOP is a tax-qualified plan subject to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Employees with twelve months of employment with the Bank and who have worked at least 1,000 hours are eligible to participate. The ESOP borrowed $2,000,000 from an unaffiliated financial institution and purchased 155,340 shares of common shares, no par value, of the Holding Company. Shares purchased by the

ESOP are held in a suspense account pending allocation among participants as the loan is repaid. All shares in the plan are accounted for under SOP 93-6.

Compensation expense is recognized based on the fair value of the stock when it is committed to be released. Compensation expense amounted to $88,000 for the three months and $175,000 for the six months ended June 30, 1999. The fair value of unearned shares at June 30, 1999 is $1,941,750.

Unallocated shares are deducted from common shares outstanding for earnings per share purposes with shares which are committed to be released during the year added back into weighted average shares outstanding.

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES (YNB)

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

Financial Condition

Assets

Total consolidated assets at June 30, 1999 were $981,526,000, an increase of $223,860,000 or 29.6% compared to $757,666,000 at December 31, 1998. The growth in YNB's asset base, during the first six months of 1999, was primarily due to increases in loans (primarily commercial loans), available for sale securities, and investment securities. The increase in the loan portfolio was the product of an ongoing consistent strategy to improve the profitability of the organization through relationship banking and of consolidation in YNB's market place. Management anticipates continued loan opportunities due to this consolidation. YNB's asset base includes US agency securities of approximately $236,430,000 purchased utilizing primarily repurchase agreements and Federal Home Loan Bank advances (Investment Growth Strategy). The Investment Growth Strategy at June 30, 1999 increased $94,230,000 or 66.3% from the reported total of $142,200,000 at December 31, 1998. The primary goals of the Investment Growth Strategy, improving return on equity and earnings per share, continue to be achieved.

Federal funds sold

At June 30, 1999 Federal funds sold totaled $5,865,000 compared to $280,000 at December 31, 1998. Average Federal funds sold for the first six months of 1999 was $16,824,000 compared to $4,996,000 for the same period in 1998. The higher amount of Federal funds sold at June 30, 1999 was due to increased certificate of deposit (CD) balances raised to fund loan growth and effectively manage liquidity. Management remains focused on maintaining adequate liquidity to fund loan growth and to improve the liquidity profile of YNB.

Securities

The following tables present the amortized cost and market value of YNB's securities portfolios as of June 30, 1999 and December 31, 1998.

Available For Sale Securities                             June 30, 1999               December 31, 1998
-------------------------------------------------------------------------------------------------------------
                                                    Amortized        Market        Amortized        Market
(in thousands)                                        Cost            Value           Cost           Value
-------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S.
     government agency securities                   $ 116,482       $ 113,632      $  55,051       $  55,039
Mortgage-backed securities                            149,765         146,834        120,410         119,986
Corporate obligations                                   2,612           2,477          2,867           2,867
All other securities                                   10,171          10,171          7,685           7,685
-------------------------------------------------------------------------------------------------------------
Total                                               $ 279,030       $ 273,114      $ 186,013       $ 185,577
-------------------------------------------------------------------------------------------------------------

Investment Securities                                June 30, 1999                  December 31, 1998
-------------------------------------------------------------------------------------------------------------
                                                     Amortized        Market        Amortized        Market
(in thousands)                                         Cost            Value           Cost           Value
-------------------------------------------------------------------------------------------------------------
Obligations of U.S. government
     agencies                                       $  63,184       $  60,143       $  4,994        $  4,935
Obligations of state and
     political subdivisions                            29,303          28,305         20,773          20,982
Mortgage-backed securities                              8,531           8,336         10,344          10,286
-------------------------------------------------------------------------------------------------------------
Total                                               $ 101,018       $  96,784      $  36,111       $  36,203
-------------------------------------------------------------------------------------------------------------

Securities represented 38.1% of total assets at June 30, 1999 and 29.3% at December 31, 1998. Total securities increased $152,444,000 or 68.8% at June 30, 1999 to $374,132,000, compared to $221,688,000 at year-end 1998. The available for sale portfolio represents 73.0% of the total security holdings of YNB at June 30, 1999, compared to 83.7% at year-end 1998.

The net unrealized loss on available for sale securities as of June 30, 1999 was $5,916,000, compared to a net unrealized loss of $436,000 at December 31, 1998. Net unrealized loss, net of tax effect, totaling $3,845,000 was reported in Accumulated Other Comprehensive Income in Stockholders' Equity at June 30, 1999, compared to a net unrealized loss of $284,000 reported at December 31, 1998. The increase in the unrealized loss on available for sale securities is primarily due to the rise in interest rates from December 31, 1998 to June 30, 1999 and the increased size of the available for sale securities portfolio.

Securities available for sale increased $87,537,000 or 47.2% at June 30, 1999 when compared to the December 31, 1998 balance of $185,577,000. The largest area of increase was in U.S. Treasury and U.S. agency bonds, which increased $58,593,000 and is the major factor for the increase in securities available for sale. The increase was primarily due to an increase of $13,919,000 in US treasury bonds and a $38,000,000 increase in shorter-term callable agency bonds purchased to improve the liquidity profile of YNB. The callable agency bonds have maturity terms of 3.5 years or less. The other category of significant growth was in mortgage backed securities which increased $26,848,000 net of paydowns. This growth was almost entirely related to the Investment Growth Strategy and includes $29,805,000 in floating rate U.S. agency collaterlized mortgage obligations.

Investment securities increased $64,907,000 or 179.7% to $101,018,000 at June 30, 1999 from $36,111,000 at December 31, 1998. The increase was due to a $58,190,000 increase in U.S. agency callable bonds primarily related to the Investment Growth Strategy and a $8,530,000 increase in tax free municipal bonds. Offsetting these increases was a $1,813,000 reduction in mortgage-backed securities reflecting paydowns.

The Investment Growth Strategy increased $94,230,000 over the year-end 1998 level. The largest increase was in US agency callable bonds which increased $65,190,000 and account for 69.2% of the total increase. The next largest growth was in floating rate US agency collateralized mortgage obligations that increased $29,803,000. Modest growth was also recorded in fixed rate mortgage backed securities up $4,436,000 net of paydowns. Offsetting this increase, was a $5,220,000 decrease in adjustable rate mortgage backed securities. At June 30, 1999, the investment growth strategy was comprised of 77.2% of fixed rate securities and 22.8% of adjustable or floating rate securities compared to 79.4% fixed rate securities and 20.6% adjustable rate securities at year end 1998.

Loans

Total loans, net of unearned income, increased $61,604,000 or 12.5% at June 30, 1999 to $553,253,000 from $491,649,000 at December 31, 1998. This growth reflects favorably when compared to the $53,483,000 in loan growth for the same period of 1998. YNB's loan portfolio represented 56.4% of total assets at June 30, 1999 compared to 64.9% at December 31, 1998. YNB's lending focus continues to be on commercial and industrial loans, and commercial real estate loans. The consolidation in YNB's market place and management's philosophy of relationship banking are key factors in continued strong loan growth. Strong competition from both bank and nonbank competitors could result in comparatively lower yields on new and established lending relationships. In addition, borrowers' concerns over the economy, real estate prices and interest rates could all be factors in future loan growth levels. Management anticipates continued loan growth for the second half of 1999. Providing the needed funding to meet loan demand remains a high priority. Continued profitable loan growth is a key factor in meeting earnings growth goals. In May, 1999, the Holding Company sold 1,610,000 shares of its common stock in a public offering, raising $17,620,000. This capital offering has resulted in an increase in the legal lending limit of the Bank and will allow for increased lending to existing customers as well as the ability to compete for larger loan relationships.

--------------------------------------------------------------------------------------------------
 (in thousands)                                     6/30/99     12/31/98    Change     % change
--------------------------------------------------------------------------------------------------
     Commercial real estate                       $ 183,208    $ 166,725 $  16,483          9.9%
Real estate - mortgage
     Residential                                    100,953       93,540     7,413          7.9
     Home equity                                     23,067       23,474      (407)        (1.7)
Commercial and industrial                           161,377      133,263    28,114         21.1
Real Estate - construction                           48,721       38,386    10,335         26.9
Consumer                                             25,531       24,531     1,000          4.1
Other loans                                          10,396       11,730    (1,334)       (11.4)
--------------------------------------------------------------------------------------------------
Total loans                                       $ 553,253    $ 491,649 $  61,604         12.5%
--------------------------------------------------------------------------------------------------

The table above lists the loan growth by type for the period of December 31, 1998 to June 30, 1999. Commercial and industrial loans had the greatest growth increasing $28,113,000 in the period and accounting for 45.6% of the total increase in outstanding loans. Commercial real estate loans had the second greatest growth, increasing $16,483,000 and accounting for 26.7% of the total increase in outstanding loans. All other loan types increased with the exception of Home equity and Other loans, which decreased $407,000 and $1,334,000, respectively. The strong loan growth recorded in the first half of 1999 was the result of the continuing opportunities available to YNB due to consolidation in the market place.

Liabilities

The following table provides information concerning YNB's deposit base at June 30, 1999 and December 31, 1998.

----------------------------------------------------------------------------------------------
(in thousands)                                    6/30/99      12/31/98      Change  % Change
----------------------------------------------------------------------------------------------
Non-interest bearing demand
     deposits                                   $  80,052     $  75,426 $   4,626       6.1%
Interest bearing demand deposits                   59,387        51,672     7,715      14.9
Money market deposits                              44,045        44,661      (616)     (1.4)
Savings deposits                                   80,462        77,537     2,925       3.8
Certificates of deposit of $100,000
     or over                                       49,685        29,525    20,160      68.3
Other time deposits                               313,280       240,822    72,458      30.1
----------------------------------------------------------------------------------------------
Total                                           $ 626,911     $ 519,643 $ 107,268      20.6%
----------------------------------------------------------------------------------------------

YNB's deposit base is the principal source of funds supporting interest-earning assets. Total deposits increased $107,268,000 or 20.6% to $626,911,000 at June 30, 1999 compared to $519,643,000 at December 31, 1998. Certificates of deposit were competitively priced throughout the first six months of 1999 to fund new loan growth and improve liquidity. Growth in YNB's deposit base in 1999 continued to be principally in certificates of deposit. Certificates of deposit increased $83,900,000 or 31.0% to $354,247,000 at June 30, 1999 from
$270,347,000 at December 31, 1998. Growth in certificates of deposit accounted for 78.2% of the total increase in deposits for the first six months of 1999. This strong growth rate has resulted in certificates of deposit increasing to 56.5% of total deposits at June 30, 1999 from 52.0% at year-end 1998. This increasing reliance on higher cost certificates of deposit to fund asset growth is a major factor in the continued decrease in YNB's net interest margin. In March of 1998, YNB began to market its certificates of deposit through a nationwide computer based service. This service allows YNB to have access to a wider market to raise needed funding. At June 30, 1999, YNB had $62,300,000 in outstanding certificates of deposit raised through this service. This includes $37,600,000 raised in the first six months of 1999. Management anticipates that this market will continue to play an important role in funding future asset growth.

Noninterest bearing demand deposits increased $4,626,000 or 6.1% to $80,052,000 as of June 30, 1999 when compared to $75,426,000 at December 31, 1998. This increase is partially due to the normal fluctuations in demand deposit balances but also reflects management's ongoing efforts to capture the deposit relationships of both new and existing customers. A more meaningful measurement of non-interest deposits results from a comparision of average balances. For the six months ended June 30, 1999 average noninterest bearing demand deposits were $74,457,000 an increase of $8,682,000 when compared to the same period in 1998.

Interest bearing demand deposits increased $7,715,000 or 14.9% to $59,387,000 at June 30, 1999 from $51,672,000 at year-end 1998. This growth resulted from management's focus on attracting lower cost deposits to fund earning asset growth. This focus on lower cost funding is also reflected in the $2,925,000 or 3.8% increase in savings deposits, which totaled $80,462,000 at June 30, 1999 compared to $77,537,000 at year end. Offsetting these increases was a modest decline in money market balances caused by a decrease in business money markets partially offset by an increase in personal money markets.

While it is management's desire to fund earning asset growth with the lowest cost deposits, core deposit growth levels, excluding certificates of deposit, are not adequate to meet current or projected loan demand. This has resulted in an increased reliance on higher rate certificates of deposit to provide the required funding. In a rising rate environment, this reliance will cause the cost of funding earning assets to increase.

YNB continues to seek lower cost funding sources. One source is opening new branches to serve a wider market area. In April 1999, YNB opened its 11th branch, which is located in Newtown, Bucks County, Pennsylvania. This branch opens a new market for YNB. Bucks County, Pennsylvania is located directly across the Delaware River from Mercer County, New Jersey, where all of YNB's other branches are currently located. There are also plans to open a branch in Burlington County, New Jersey which is located directly south of Mercer County. Ib addition, a third new branch is planned in 1999. This branch will be located in the YNB Corporate headquarters building. The headquarters building is to be located in Hamilton Township, Mercer County New Jersey. We expect these new branches will improve YNB's ability to generate lower cost deposits and create additional lending opportunities. With the consolidation in YNB's market place, additional opportunities for new branches in both Pennsylvania and New Jersey are possible and management is currently evaluating additional branch locations to be opened in 2000.

Borrowed Funds

Borrowed funds totaled $275,877,000 at June 30, 1999 compared to $177,888,000 at December 31, 1998. Approximately $235,508,000 or 85.4% of borrowed funds at June 30, 1999 are related to the Investment Growth Strategy. The increase for the first six months of 1999 was $97,989,000 or 55.1%. The majority of the increase was in securities sold under agreements to repurchase and Federal Home Loan Bank advances used to fund the purchase of Investment Growth Strategy assets. Management continues to closely monitor the mix of funding used to support the Investment Growth Strategy. As Investment Growth Strategy funding matures or is called, management will replace it with funding that will reduce the overall interest rate risk profile of YNB. Management anticipates that funding costs associated with borrowed funds will increase as shorter term repurchase agreement mature and callable funding at below market rates are called. At June 30, 1999 $142,500,000 or 60.5% of the Investment Growth Strategy funding was in callable funding compared to $76,500,000 or 81.2% at December 31, 1998.

Securities sold under agreements to repurchase totaled $154,508,000 at June 30, 1999 compared to $87,120,000 at December 31, 1998. $61,500,000 or 39.8% of the
repurchase agreements outstanding at June 30, 1999 were callable compared to $61,500,000 or 70.6% at December 31, 1998. Callable repurchase agreements have terms of five to ten years and call dates of one year. All of the growth recorded in repurchase agreements in the first six months of 1999 was in repurchase agreements with terms of less than one year. With the recent rise in interest rates, management anticipates that repurchase agreement costs will rise as shorter-term repurchase agreements mature and are replaced at higher market rates.

YNB had Federal Home Loan Bank of New York (FHLB) advances outstanding of $118,305,000 at June 30, 1999 compared to $89,316,000 at December 31, 1998. YNB continues to utilize callable FHLB advances to fund both Investment Growth Strategy purchases as well as other earning assets. At June 30, 1999 callable advances totaled $113,500,000 or 95.9% of advances outstanding compared to $83,500,000 or 93.4% at December 31, 1998. Callable FHLB advances have terms of ten years and are callable after periods ranging from one to five years. There are $41,000,000 in callable advances with call dates in 1999. Management anticipates that, if rates continue to rise, some or all of these advances will be called and will have to be replaced with higher costing advances.

The callable FHLB Advances and repurchase agreements have allowed YNB to lower its borrowing costs, while at the same time extending the maturity of borrowings. In the event that rates rise, the callable borrowings will be called. In the event of falling interest rates, callable borrowings will not be called and could remain outstanding until maturity. There have been no calls of callable borrowings in 1999, but, if interest rates continue to rise, there could be calls of both FHLB advances and securities sold under agreement to repurchase. This could result in higher borrowing costs and increased borrowed fund expenses.

Borrowed funds included $1,800,000 related to the ESOP. The ESOP purchased 155,340 shares of common stock of the Holding Company with a loan from a nonaffiliated financial institution. The financing is for a term of five years with an interest rate of 7.00% and a maturity date in

2004. The interest rate is fixed for the period of the loan and the loan will be repaid in equal monthly installments over the term of the loan. The shares purchased by the ESOP were used as collateral for the loan. The Holding Company guarantees the repayment of the loan.

YNB has the ability to borrow up to $37,845,000 from the FHLB through its line of credit program, subject to collateral requirements. In addition, YNB is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock requirements, collateral requirements and other restrictions. YNB also maintains unsecured federal funds lines with four commercial banks totaling $23,000,000 for daily funding needs. YNB's funding strategy is to rely on deposits to fund new loan growth whenever possible and to rely on borrowed funds as a secondary funding source for loans.

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

Capital

On May 18, 1999, the Holding Company completed the sale of 1,610,000 shares of its common stock in an underwritten secondary public offering. The common stock was offered at a price of $12.00 per share and generated gross proceeds of $19,320,000. Net proceeds after the underwriting discount and other offering costs was approximately $17,620,000. Of the net proceeds $17,501,000 was contributed to the Bank to support future asset growth.

Stockholders' equity at June 30, 1999 totaled $57,782,000, an increase of $17,026,000 or 41.8% compared to $40,756,000 at December 31, 1998. This net increase resulted from the following factors:
(i)      Net income of $3,544,000 less cash dividend payments of $821,000.
(ii) The unrealized loss on available for sale securities was $284,000 at December 31, 1998 compared to an unrealized loss of $3,845,000 at June 30, 1999. This shift resulted in a $3,561,000 reduction in stockholders' equity.
(iii) Proceeds of $66,000 from exercised options, $2,000,000 from the issuance of common shares to the ESOP and approximately $17,620,000 from the capital offering.
(iv) Repurchase of 1,700 shares of common shares for $22,000, which increased treasury shares to 172,000 and the cost of total stock repurchases to $3,030,000.
(v) Commitment to ESOP of $1,800,000, representing the balance of the loan used to finance the purchase of common stock by the ESOP.

The improvement in the capital ratios from December 31, 1998 to June 30, 1999 was primarily due to the capital offering completed in May. Management remains committed to keeping YNB a well-capitalized institution under the prompt corrective action rules.

The following table sets forth regulatory capital ratios for the Holding Company and the Bank as of June 30, 1999 and December 31, 1998

                                       Amount                   Ratios
------------------------------------------------------------------------------
dollars in thousands            6/30/99     12/31/98    6/30/99      12/31/98
------------------------------------------------------------------------------
Risk-based capital:
     Tier 1:
          Holding Company     $  73,127   $    52,531      11.8%        9.9%
          Bank                   73,106        50,948      11.8         9.6
------------------------------------------------------------------------------
     Total:
          Holding Company        80,749        59,151      13.0        11.2
          Bank                   80,728        56,341      13.0        10.8
------------------------------------------------------------------------------
Tier 1 leverage:
          Holding Company        73,127        52,531       8.3         7.7
          Bank                $  73,106   $    50,948       8.3%        8.5%
------------------------------------------------------------------------------

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of 4.0%; a Tier 1 risk-based asset capital ratio of 4.0% and a total risked based capital ratio of 8.0%. To be considered "well capitalized" an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At June 30, 1999, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized.

On October 28, 1997, the Holding Company's Board of Directors authorized management to repurchase up to 172,000 shares of the Holding Company's common stock in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. As of June 30, 1999, as part of an overall capital plan, 172,000 shares had been repurchased at an average price of $17.62.

Credit Quality

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of June 30, 1999 and December 31, 1998.

Nonperforming Assets
-----------------------------------------------------------------------
(in thousands)                                 6/30/99         12/31/98
-----------------------------------------------------------------------
Nonaccrual loans:
     Commercial and industrial                $    857       $    232
     Real estate - mortgage                        569            570
     Real estate - construction                     --            684
     Consumer                                       31             31
     Other                                         312            529
-----------------------------------------------------------------------
          Total                                  1,769          2,046
-----------------------------------------------------------------------
Restructured loans                                 610            634
-----------------------------------------------------------------------
Loans 90 days or more past due:
     Commercial and industrial                       3             --
     Real estate - mortgage                      1,199          1,093
     Consumer                                       89            100
-----------------------------------------------------------------------
          Total                                  1,291          1,193
-----------------------------------------------------------------------
Total nonperforming loans                        3,670          3,873
-----------------------------------------------------------------------
Other real estate                                4,676          4,957
-----------------------------------------------------------------------
Total nonperforming assets                    $  8,346       $  8,830
-----------------------------------------------------------------------

At June 30, 1999, nonperforming loans, consisting of loans 90 days and more past due, restructured loans and nonaccrual loans, totaled $3,670,000, a $203,000 or 5.2% decrease from the $3,873,000 at December 31, 1998. Nonperforming loans as a percentage of total loans was 0.66% compared to 0.79% at year-end. This decline was caused by both a decrease in nonperforming loans and an increase in loans outstanding.

Other real estate (O.R.E.) at June 30, 1999 totaled $4,676,000, a $281,000 or 5.7% decrease when compared to $4,957,000 at December 31, 1998. Management uses an active strategy to liquidate these assets and re-deploy the proceeds into earning assets. One other real estate property totaling $1,800,000 is under contract of sale.

Nonperforming assets at June 30, 1999 totaled $8,346,000 a $484,000 or a 5.5% decrease from the $8,830,000 level at December 31, 1998. Total nonperforming assets as a percentage of total assets was 0.85% at June 30, 1999 compared to 1.17% at December 31, 1999. This decrease was due to a drop in both nonperforming loans and other real estate as well as an increase in assets. YNB continues to actively manage nonperforming assets with the goal of reducing these assets in relationship to the total loan portfolio. Whenever possible, existing nonperforming loan relationships are being restructured in an effort to return these loans to performing status.

Allowance for Loan Losses

The allowance for loan losses totaled $7,622,000 at June 30, 1999, an increase of $854,000 from the $6,768,000 at year-end 1998. The provision for loan losses for the first six months of 1999 was $1,400,000 compared to $900,000 for the same period of 1998. Gross chargeoffs were $590,000 for the first six months of 1999 compared to $394,000 for the same period in 1998. Gross recoveries were $45,000 for the first six months of 1999 compared to $27,000 for the same period in 1998. Annualized chargeoffs as a percentage of average loans was 0.20% for the six months ended June 30, 1999 compared to 0.18% for the year ended December 31, 1999.

Management maintains the allowance for loan losses at a level determined in accordance with management's documented allowance adequacy methodology, It is management's assessment, based on management's estimates, that the allowance is adequate in relation to the credit risk exposure levels. One measure of the adequacy of the allowance for loan losses is the ratio of allowance for loan losses to total loans. This ratio was 1.38% at both June 30, 1999 and December 31, 1998. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. This ratio was 207.7% at June 30, 1999 compared to 174.7% at December 31, 1998. The balance of the allowance for loan losses is determined by an overall analysis of the loan portfolio and reflects an amount, which in management's judgement is adequate to provide for potential loan losses.

Results of Operations

Net Income

YNB reported net income of $3,544,000 for the six months ended June 30, 1999, an increase of $828,000 or 30.5% over the same period in 1998. The increase in net income for the six months ended June 30, 1999, compared to the same period in 1998, is primarily attributed to higher net interest income, offset by a higher provision for loan losses and increased non-interest expense. Basic earnings per share for the six months ended June 30, 1999 increased $0.12 or 22.2% to $0.66 from $0.54 for the same period in 1998. Diluted earnings per share increased $0.12 or 22.6% to $0.65 for the six months ended June 30, 1999 from $0.53 for same period in 1998.

On a quarterly basis, net income for the second quarter of 1999 was $1,990,000 and represented a $608,000 or 44.0% increase over the net income for the same period of 1998. On a per share basis, basic and diluted earnings per share for the second quarter of 1999 were $0.34, an increase of $0.07 or 25.9% when compared to the second quarter of 1998. The increase in net income and earnings per share for the quarter is due to the reasons discussed above.

Net Interest Income

YNB's net interest income for the first six months of 1999 was $13,517,000, an increase of $2,660,000 or 24.5% from the same period in 1998. The principal factor contributing to this increase was an increase in interest income of $7,056,000 resulting from increased loan and securities balances offset by an increase of $4,396,000 in interest expense. This increase in interest expense was primarily due to higher volume of time deposits and borrowed funds.

The net interest margin (tax equivalent basis) which is net income divided by average earning assets, for the six months ended June 30, 1999, was 3.30% a 36 basis point or 9.8% decline compared to 3.66% for the same period in 1998. The principal factors causing the narrowing of the net interest margin were lower yields on and increased levels of securities and loans, and higher volumes of certificates of deposit and borrowed funds.

The net interest margin for the 1999 and 1998 comparative periods was also negatively impacted by the Investment Growth Strategy. The targeted spread on this strategy is 75 basis points after tax. Because of the targeted spread on this strategy, there will be a negative impact to the net interest margin and return on assets. The balance outstanding in the Investment Growth Strategy at June 30, 1999, was approximately $236,500,000 compared to $137,730,000 at June 30, 1998. Conversely, this strategy increases both return on average equity and earnings per share, the primary goals of the strategy.

On a quarterly basis, net interest income was $7,100,000, an increase of $1,522,000 or 27.3% when compared to the second quarter of 1998. The net interest margin (tax equivalent basis) for the three months ended June 30, 1999 was 3.26%, a 38 basis point or 10.4% decrease from the same period in 1998. The reasons for the decline are the same as discussed above.

Interest Income

For the six months ended June 30, 1999 total interest income was $31,168,000, an increase of $7,056,000, or 29.3% when compared to interest income of $24,112,000 for the same period in 1998. This increase is due to higher average balances in both loans and securities, which is partially offset by lower yields on both earning asset types. Average loans increased $120,473,000 or 29.2% while the yield declined 51 basis points to 8.28% from 8.79%. The decline in loan yields reflects strong competition for loans in YNB's market as well as a 75 basis point drop in the prime rate in the last four months of 1998. A significant portion of YNB's commercial loans has interest rates indexed to the prime rate. Interest and fees on loans for the six months ended June 30, 1999 increased $3,933,000 or 21.7% to $22,075,000 from $18,142,000 for the same period in 1998.
Average securities outstanding for the six months ended June 30, 1999 increased $103,595,000 or 56.5% to $287,056,000 when compared to the $183,461,000 for the same period of 1998. Over the same period, the yield on the securities portfolio decreased 23 basis points to 6.04% from 6.27%. These factors resulted in interest on securities increasing $2,922,000 to $8,671,000 for the six months ended June 30, 1999 compared to $5,749,000 for the same period in 1998. Overall, the yield on YNB's interest earning asset portfolio decreased 52 basis points to 7.44% for the six months ended June 30, 1999 from the 7.96% for the same period in 1998.

For the second quarter of 1999, total interest income was $16,570,000, an increase of $4,149,000 or 33.4% when compared to the $12,421,000 for the second quarter of 1998. The increase was due to higher average balances of both loans and securities offset by lower yields on both asset types. The overall yield on earning assets for the second quarter of 1999 was 7.41% a 55 basis point drop from the 7.96% reported for the same period of 1998. The decline in yield was primarily due to the lower prime rate of interest and the increased level of lower yielding securities.

Interest Expense

Total interest expense increased $4,396,000 or 33.2% to $17,651,000 for the first six months of 1999 compared to $13,255,000 for the same period in 1998. The increase in interest expense for the comparable time periods resulted from a larger deposit base, led by higher costing time deposits, and an increase in borrowed funds, Offsetting these higher balances were lower rates on deposits and borrowed funds. The average rate paid on interest bearing liabilities for the six months ended June 30, 1999 decreased 25 basis points to 4.71% from 4.96% for the same period of 1998.

Interest on other time deposits under $100,000 increased $2,435,000 to $8,039,000 for the six months ended June 30, 1999 from $5,604,000 for the same period in 1998. This increase was caused by an increase in the average outstanding balance of $100,664,000 to $296,327,000 for the six months ended June 30, 1999, when compared to the outstanding average balance of $195,663,000 for the six months ended June 30, 1998. Offsetting this increase was a 30 basis point drop in the cost of time deposits under $100,000 to 5.43% for the first six months of 1999 from 5.73% for the same period of 1998. Interest expense on certificates of deposit under $100,000 accounted for 45.5% of total interest expense and 55.4% of the total increase in interest expense. During the first six months of 1999, YNB offered attractive rates on CDs locally and nationwide to fund loan growth and improve the liquidity profile of YNB.

Interest expense on borrowed funds increased $1,707,000 to $5,684,000 for the first six months of 1999 when compared to $3,977,000 for the same period in 1998. The increase was caused by a $79,273,000 increase in the average balance outstanding for the six months ended June 30, 1999 when compared to the same period in 1998. The rate paid on borrowed funds declined 47 basis points for the six months ended June 30, 1999 to 5.14% from the 5.61% for the same period last year. The primary cause for the increase in interest expense on borrowed funds is the higher level of borrowings used to fund the Investment Growth Strategy. The shifting of borrowed funds out of fixed term products into convertible products at lower interest rates and, to a lesser extent, lower yields on term repurchase agreements, caused the overall decrease in rate.

Total interest expense for the second quarter of 1999 increased $2,627,000 or 38.4% to $9,470,000 from $6,843,000 for the same period in 1998. The overall cost of interest bearing liabilities decreased 22 basis points to 4.75% from 4.97% for the second quarter of 1998. The reasons for the increase in interest expense for the second quarter are the same as discussed above.

While YNB seeks to fund asset growth with lower cost savings, money market, interest bearing checking and non-interest bearing demand deposits, this is not always possible, as asset growth rates continue to exceed the growth rate in these deposit types. To meet the required funding needs, YNB anticipates continued reliance on higher cost retail CDs and, to a lesser extent, borrowed funds. The ability of YNB to continue to lower the cost of interest bearing liabilities is dependent on market conditions. If interest rates should continue to rise, YNB's interest expense will also increase.

Provision for Loan Losses

YNB provides for possible loan losses by a charge to current operations. The provision for loan losses for the six months ended June 30, 1999 was $1,400,000, a 55.6% increase over the $900,000 provision recorded for the same period of 1998. For the three months ended June 30, 1999 the provision for possible loan losses was $750,000, a $250,000 or 50.0% increase from the second quarter of 1998. The increase in the provision for both the quarter and year to date comparisons was primarily due to the strong loan growth. Management believes that the reserve for loan losses is adequate in relation to the credit risk exposure levels.

Non-interest Income

Total non-interest income for the first six months of 1999 was $1,483,000, an increase of $63,000 or 4.4% over non-interest income of $1,420,000 for the same period in 1998. The increase was primarily due to growth in other non-interest income, offset by a decrease in the gains on sale of securities.

Other non-interest income increased $81,000 or 11.1% for the first six months of 1999 compared to the same period in 1998. The increase is principally due to additional income derived from bank owned life insurance assets, which totaled $380,000 and represents a $38,000 or 11.1% increase over the $342,000 for the same period last year and accounts for 46.9% of the increase in total non-interest income. The increase is due to higher average balances of life insurance assets and a higher yield. The income earned on these assets is used to offset expenses on deferred compensation programs. Other categories of non-interest income reflect modest growth due to the increased size of YNB.

For the three months ended June 30, 1999 total non-interest income increased $23,000 or 3.1% due to the factors discussed above. Of particular importance was the drop in gains on sale of securities, which decreased $34,000, or 91.9%. Excluding the impact of this decline, the increase in total non-interest income would have been $57,000 or 8.2%.

The ability of YNB to generate higher levels of non-interest income remains a critical factor in increasing net income. Management continues to closely evaluate both traditional and non-traditional sources of new non-interest income as part of a longer-term strategy to increase earnings.

Non-interest Expense

Total non-interest expense increased $1,496,000 or 20.8% to $8,673,000 for the first six months 1999 compared to $7,177,000 for the same period in 1998. The increase in non-interest expenses was due to increases in salary and employee benefits, equipment expense, occupancy expense and other non-interest expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.97% for the first six months of 1999 compared to 2.23% for the same period of 1998. The improvement in this ratio is due to the strong asset growth in the first six months of the year. YNB's efficiency ratio for the first six months of 1999 was 57.8%, a decrease from the 58.5% for the same period in 1998. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources.

Salary and employee benefits increased $788,000 or 20.0% to $4,728,000 for the first six months of 1999 compared to $3,940,000 for the same period in 1998. Salary and benefits expense accounted for 54.5% of total non-interest expenses for the first six months of 1999. Salary expense increased $494,000 reflecting increased staffing levels associated with the Pennington and Newtown branches and new hires in other areas of YNB and normal salary increases. Benefit expense increased $294,000 or 37.2%. In 1999, YNB created the ESOP for the benefit of employees. The compensation expense portion of the ESOP was $175,000 and accounted for 22.2% of the total increase in salary and employee benefits for the quarter and 59.5% of the increase in benefit expense.

Equipment expense increased $111,000 or 18.0% to $729,000 for the first six months of 1999 from $618,000 for the same period in 1998. The equipment costs increase reflects the continuing efforts of YNB to maintain and upgrade technology in order to provide the highest quality service, increase productivity, and address Year 2000 issues. Equipment costs included depreciation on equipment, which increased $106,000 and accounted for 95.6% of the total increase in equipment expense for the period.

Occupancy expense for the first six months of 1999 was $634,000, an increase of $139,000 or 28.1% compared to $495,000 for the same period in 1998. The increase was primarily due to higher costs associated with the lease payments and other operating costs of the Pennington and Newtown branches opened in August 1998 and April 1999, respectively. Total rent expense on leased properties increased $55,000 and accounted for 39.6% of the total increase for the period. Another component of occupancy expense that had a significant increase was repairs and maintenance, which increased $41,000.

Other non-interest expenses increased $458,000 or 21.6% to $2,582,000 for the first six months of 1999 when compared to the $2,124,000 for the same period in 1998. The increase in other non-interest expenses accounts for 30.6% of the increase in total non-interest expenses. Expenses, including write downs, related to other real estate owned increased $245,000 or 213.0% for the six months ended June 30, 1999 when compared to the same period in 1998. This increase accounted for 53.5% of the total increase in other non-interest expenses and 16.4% of the increase in total non-interest expense. Marketing expenses increased $122,000 or 49.4% to $369,000 for the six months ended June 30, 1999 when compared to the same period last year. This increase reflects the costs associated with increased marketing efforts related to attracting deposits and increased costs of marketing to the wider market area now serviced by YNB.

For the three months ended June 30, 1999 total non-interest expense increased $655,000 or 17.8% to $4,328,000 from $3,673,000 for the same period in 1998.
Total non-interest expense,
on an annualized basis, as a percentage of average assets was 1.84% for the three months ended June 30, 1999 compared to 2.21% for the same period in 1998. YNB's efficiency ratio for the three months ended June 30, 1999 was 55.1%, an improvement over the 58.2% for the same period in 1998. Salary and employee benefit expense increased $440,000 or 22.0% to $2,437,000 from $1,997,000 for the same period in 1998. The increase in salary and employee benefit expenses accounted for 67.2% of the total increase in non-interest expense for the three months ended June 30, 1999 when compared to the same period in 1998. Occupancy expense increased $59,000 or 22.5% to $321,000 from $262,000 for the same period in 1998. Equipment expense increased $45,000 or 14.0% to $367,000 from $322,000 for the same period in 1998. Other non-interest expense increased $111,000 or 10.2% to $1,203,000 from $1,092,000 for the same period last year. The reasons for the increase in non-interest expense for the quarter are the same as discussed above.

Income Tax Expense

The effective income tax rate for the three and six months ended June 30, 1999 was 28.3% and 28.1% respectively, as compared to 35.3% for the same periods in 1998. The decrease in the effective tax rate was primarily due to the use of a state income tax planning strategy initiated in 1998. Management anticipates that this strategy will continue to reduce state income tax expense in 1999. Higher levels of tax-free income also reduced Federal income taxes in 1999 when compared to 1998. Total income tax expense for the six months ended June 30, 1999 was $1,383,000, a decrease of $101,000 or 6.8% from the $1,484,000 for the same period in 1998. The reduction in tax expense resulted from the lower effective tax rate offsetting the increase in taxable income. For the three months ended June 30, 1999 tax expense was $787,000 a $32,000 or 4.2% increase from the $755,000 for the same period in 1998. The increase was due to higher taxable income partially offset by the lower tax rate.

Year 2000 (Y2K)

General

Issues surrounding Y2K arise out of the fact that many existing computer programs use only two digits to identify a year in the date field. Additionally, Y2K is not just a computer issue, but involves communication, building and environmental systems as well as office equipment. Y2K readiness can be affected to the extent that other entities such as loan customers and key vendors are unsuccessful in addressing this issue. Y2K issues affect virtually all aspects of YNB's organization. YNB began taking a proactive approach to this issue in 1997. YNB's response includes a written compliance plan. Management has also prepared a cash contingency plan designed to insure that YNB has adequate liquidity to meet anticipated deposit outflows that could occur towards the end of 1999. Management believes that the level of resources committed to the project is adequate and the oversight provided by senior management and the Board of Directors is appropriate. YNB is on schedule with its Y2K compliance plan.

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

Significant Alliances: YNB depends on many outside vendors and suppliers to function efficiently. However, management has identified three systems that have significant Y2K compliance issues due to their reliance on computer hardware and software. These systems are the Federal Reserve Bank's Fed Line wire system, the MAC network which supports YNB's automatic teller machines (ATM) and Automated Clearing House (ACH) which YNB uses to process direct deposit activities including payrolls. YNB requires vendors and suppliers to provide representations that their systems are Y2K compliant and has a system in place to track vendors' Y2K compliance efforts. Testing of the Fed Line wire system, the MAC network and ACH transactions has been successfully completed

YNB has also identified our provider of mortgage servicing, Wendover Financial Services Corporation, as a significant alliance. Wendover is a subsidiary of Electronic Data Systems, which is one of the largest service providers of data processing applications in the United States. Wendover utilizes software provided by ALLTEL Incorporated. YNB has been provided detailed plans and strategies from both companies regarding Y2K compliance. ALLTEL has advised YNB that their systems are Y2K compliant at December 31, 1998. Based on reports received June 11, 1999, management has determined that Wendover is in compliance with FFIEC Y2K servicer guidelines. Management does not anticipate any major Y2K compliance problems with either Wendover Financial Services or ALLTEL.

End User Computing: YNB's plan to ensure compliance of desktop computers throughout the company includes the replacement of non-compliant computers and related software. All mission critical personal computers are now Y2K complaint. YNB is in the process of testing non-mission critical personal computers and replacing them as necessary. YNB has determined that some personal computers, in non-mission critical areas, will only function if the internal clocks are manually reset to January 1, 2000. Management has successfully tested these computers by manually resetting the date to January 1, 2000 and determined that the computers function correctly once the date is changed. Rather than replace these personal computers, YNB has a plan in place to manually reset the dates on the affected personal computers to January 1, 2000. Management does not anticipate any major Y2K complaince issues with its personal computers.

Technical Infrastructure: The most critical part of YNB's technical infrastructure is the communication network hardware and software that links all of YNB's departments and branches to the ITI system and allows them to process deposit, loan and general ledger activities. To ensure Y2K compliance the network was successfully tested at each location. Management does not anticipate any significant Y2K compliance issues with its network.

Physical Property and Infrastructures: YNB's physical properties and infrastructures include energy and security systems as well as date sensitive equipment. Testing in this area is complete and management does not anticipate any significant Y2K issues resulting from this area.

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

Y2K Program Status

Core Computer Systems               Plan: 100% compliant by 3/31/99.
                                    Present Status: 100% completed.

Significant Alliances               Plan: 100% ready* by 6/30/99.
                                    Present Status: 100% completed.

End User Computing                  Plan: 100% compliant by 6/30/99.
                                    Present Status: 100% completed.

Technical Infrastructure            Plan: 100% compliant by 6/30/99.
                                    Present Status: 100% completed.

Physical Properties and             Plan: 100% compliant by 3/31/99.
         Infrastructure             Present Status: 100% completed.

Commercial Loan Customers           Plan: 100% ready* by 6/30/99.
                                    Present Status: 100% completed.

*Ready means having a comprehensive Y2K program in place and a plan that will achieve compliance before January 1, 2000.

Y2K Costs

YNB's Y2K related costs for 1998 were approximately $810,000. This includes approximately $615,000 in equipment related purchases that will be depreciated over five years. The remaining expense includes additional compensation expense and costs related to testing and upgrading systems. Management anticipates 1999 expenditures to decline significantly as most of the significant hardware and software purchases have been completed. Total Y2K costs are projected to be between $50,000 and $100,000 in 1999. As of June 30, 1999, YNB has expensed approximately $30,000 in Y2K related costs. This level could rise in the event that unanticipated Y2K compliance issues are uncovered.

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

Changes in Earning Risk

Net interest income over the next twelve-month period indicates a reduction in the risk to lower rates (-200 basis points) at June 30, 1999 than reported at December 31, 1998. Comparing the simulation results of this low rate scenario to the flat rate interest rate scenario indicates a -2.1% change in net interest income compared to -6.7% at year end 1998. The 1998 results reflect rate change of up or down 300 basis points. At the same time, YNB exposure to higher rates (+200 basis points) shifted to a -0.8% change in net interest income compared to a 1.8% at year-end 1998. The cumulative one-year gap turned negative $81,549,000 or -8.3% of assets at June 30, 1999 compared to positive $12,718,000 or 1.7% of assets at year-end 1998. The dollar change in the gap was $94,268,000. The most important reasons for this change in short-term earnings risk profile include:

1. The addition of $125,547,000 in securities with repricing or maturity dates beyond one year.

2. The origination of $46,615,000 in loans with repricing or maturity dates beyond one year.

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

At June 30, 1999, the EVPE changes by -4.26% for rate shifts of +200 and -0.14% for rate shifts of -200 basis points. The non-symmetry of the results is indicative of the callable funding booked in 1998. This compares to changes of -2.35% and -2.74% respectively at December 31, 1998.

The primary causes for this increase to rising rates are listed below:

Liability durations had a significant impact falling to 1.40 years at June 30, 1999 from 1.84 years at December 31, 1998. This resulted from increased use of shorter-term repurchase agreements to hedge income risks to lower interest rates. In addition, the recent upward shift in the yield curve has shortened the expected conversion dates of callable funding.

Asset durations increased to 2.46 years at June 30, 1999 from 1.99 years at December 31, 1998. The primary cause of this lengthening of assets was an increase in the investment duration to 4.69 years from 4.12 years. This lengthening resulted from purchases of long-term tax-free municipal bonds, callable bonds and slower prepayment speeds extending the average lives of mortgage backed securities.

The EVPE change to rising rates of -4.26% exceeds the target limit of 3.0%. Management is currently implementing a strategy to lower the ratio below the 3.0% limit by the end of 1999. This strategy involves the extending the duration of liabilities. This will be accomplished by offering longer term certificates of deposit and extending the duration on borrowed funds. This strategy is dependent on YNB's ability to sell longer-term certificates of deposit to its customers.

On the asset side, new security purchases will have a shorter duration than the existing portfolio. This should result in a gradual lowering of the investment portfolio duration. If interest rates continue to rise the existing portfolio duration will continue to increase as the duration of fixed rate mortgage backed securities and callable bonds increase and this could have the result of causing the duration of the investment portfolio to continue to extend.

Lowering the change in EVPE to the 3.0% limit will be dependent on management's ability to lower the duration of the investment portfolio while at the same time extending the duration of the funding liabilities.

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

                                INDEX TO EXHIBITS

           Exhibit
           Number                                  Description                                             Page
-------------------------------------------------------------------------------------------------------------------
(G)             3.1    Restated Certificate of Incorporation of the Company, as amended by the Certificate of Amendment thereto filed on March 6, 1998.

(B)             3.2    By-Laws of the Company

(B)             4.1    Specimen Share of Common Stock

(I)             4.2    See Exhibits 3.1 and 3.2 for the Registrant's Certificate of Incorporation and
                       By-Laws, which contain provisions defining the rights of stockholders of the
                       Registrant.

(I)             4.3    Amended and Restated Trust Agreement dated October 16, 1997, among the
                       Registrant, as depositor, Wilmington Trust Company, as property trustee, and the
                       Administrative Trustees of Yardville Capital Trust.

(I)             4.4    Indenture dated October 16, 1997, between the Registrant and Wilmington Trust
                       Company, as trustee, relating to the Registrant's 9.25% Subordinated Debentures due 2027.

(I)             4.5    Preferred Securities Guarantee Agreement dated as of October 16, 1997, between the Registrant and Wilmington Trust Company, as trustee, relating to the
                       Preferred Securities of Yardville Capital Trust.

(L)            10.1    Employment Contract between Registrant and Patrick M. Ryan.

(L)            10.2    Employment Contract between Registrant and Jay G. Destribats

(L)            10.3    Employment Contract between Registrant and Stephen F. Carman

(L)            10.4    Employment Contract between Registrant and James F. Doran

(L)            10.5    Employment Contract between Registrant and Richard A. Kauffman

(L)            10.6    Employment Contract between Registrant and Mary C. O'Donnell

(L)            10.7    Employment Contract between Registrant and Frank Durand III

(D)            10.8    Salary Continuation Plan for the Benefit of Patrick M. Ryan



           Exhibit
           Number                                  Description                                             Page
-------------------------------------------------------------------------------------------------------------------
(D)                10.9  Salary Continuation Plan for the Benefit of Jay G. Destribats

(E)               10.10  1988 Stock Option Plan

(L)               10.11  Employment Contract between Registrant and Thomas L. Nash

(A)               10.12  Directors' Deferred Compensation Plan

(B)               10.13  Lease Agreement between Jim Cramer and the Bank dated November 3, 1993

(L)               10.14  Lease between Gardeners Property Partnership and the Bank

(A)               10.15  Agreement between the Lalor Urban Renewal Limited Partnership and the Bank dated
                         October, 1994

(C)               10.16  Survivor Income Plan for the Benefit of Stephen F. Carman

(C)               10.17  Lease Agreement between Devon Inc. and the Bank dated as of February 9, 1996

(F)               10.18  1997 Stock Option Plan

(L)               10.19  Employment Contract between Registrant and Howard N. Hall

(L)               10.20  Employment Contract between Registrant and Sarah J. Strout

(L)               10.21  Employment Contract between Registrant and Nina D. Melker

(L)               10.22  Employment Contract between Registrant and Timothy J. Losch

(G)               10.23  Survivor Income Plan for the Benefit of Timothy J. Losch

(G)               10.24  Lease Agreement between the Ibis Group and the Bank dated
                         July 1997

(H)               10.25  Lease Agreement between Hilton Realty Co. of Princeton and the bank dated March
                         31, 1998.



           Exhibit
           Number                                  Description                                             Page
-------------------------------------------------------------------------------------------------------------------
(H)               10.26  1994 Stock Option Plan.

(J)               10.27  Lease agreement between Crestwood Construction and the Bank dated May 25, 1998

(K)               10.29  Yardville National Bank Employee Stock Ownership Plan

(L)               10.30  Lease Agreement between Sycamore Street Associates and the Bank dated October
                         30, 1998

(L)               10.31  List of Subsidiaries of the Registrant

                  27.1   Financial Data Schedule

------------------------------------------------------------------------------------------------------------------
           (A)           Incorporated by reference to the Registrant's Annual
                         Report on Form 10-KSB/A filed on July 25, 1995

                         ----------------------------------------------------------------------------------
           (B)           Incorporated by reference to the Registrant's Registration
                         Statement on Form SB-2 (Registration No. 33-78050)

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


                                            YARDVILLE NATIONAL BANCORP
                                            ---------------------------------
                                                   (Registrant)


Date:  August 16, 1999                      By:  /s/ Stephen F. Carman
       -----------------------------        ------------------------------
                                            Stephen F. Carman
                                            Executive Vice President and
                                            Chief Financial Officer