Form 10-Q
period 1999-09-30
YARDVILLE NATIONAL BANCORP
filed 1999-11-15
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
         For the quarterly period ended September 30, 1999

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

              3111 Quakerbridge Road, Mercerville, New Jersey 08619
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 585-5100
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
             ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1999

Common Stock, no par value                                6,621,522
--------------------------                      ----------------------------
        Class                                   Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1         FINANCIAL INFORMATION                                    PAGE NO.
--------------------------------------------------------------------------------

Item 1.        Financial Statements

               Consolidated Statements of Condition
               September 30, 1999 and December 31, 1998

               Consolidated Statements of Income
               Three months ended September 30, 1999 and 1998

               Consolidated Statements of Income
               Nine months ended September 30, 1999 and 1998

               Consolidated Statements of Cash Flows
               Nine months ended September 30, 1999 and 1998

               Notes to Consolidated Financial Statements

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures
               About Market Risk

PART 2         OTHER INFORMATION
-------------------------------

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

SIGNATURES

Exhibit 27.1   Financial Data Schedule

Item 1.  Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                                       September 30,         December 31,
-----------------------------------------------------------------------------------------------------------
(in thousands, except for share data)                                      1999                  1998
-----------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                               $   16,476            $    16,246
Federal funds sold                                                        15,385                    280
-----------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents                                            31,861                 16,526
-----------------------------------------------------------------------------------------------------------
Interest bearing deposits with banks                                         806                    733
Securities available for sale                                            279,580                185,577
Investment securities (market value of $105,906 in 1999 and
   $36,203 in 1998)                                                      111,190                 36,111
Loans                                                                    599,839                491,649
   Less:  Allowance for loan losses                                       (8,357)                (6,768)
-----------------------------------------------------------------------------------------------------------
   Loans, net                                                            591,482                484,881
Bank premises and equipment, net                                           8,197                  6,251
Other real estate                                                          4,696                  4,957
Other assets                                                              27,830                 22,630
-----------------------------------------------------------------------------------------------------------
   Total Assets                                                       $1,055,642             $  757,666
-----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Deposits
   Non-interest bearing                                               $   83,735             $   75,426
   Interest bearing                                                      590,150                444,217
-----------------------------------------------------------------------------------------------------------
   Total Deposits                                                        673,885                519,643
-----------------------------------------------------------------------------------------------------------
Borrowed funds
   Securities sold under agreements to repurchase                         86,088                 87,120
   Federal Home Loan Bank advances                                       214,299                 89,316
   Obligation to Employee Stock Ownership Plan (ESOP)                      1,700                     --
   Other                                                                   1,312                  1,452
-----------------------------------------------------------------------------------------------------------
   Total Borrowed Funds                                                  303,399                177,888
Company - obligated Mandatorily Redeemable Trust Preferred
   Securities of Subsidiary Trust holding solely junior
   Subordinated Debentures of the Company                                 11,500                 11,500
Other liabilities                                                          8,455                  7,879
-----------------------------------------------------------------------------------------------------------
   Total Liabilities                                                  $  997,239            $   716,910
-----------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock:  no par value
   Authorized 1,000,000 shares, none issued
Common Stock:  no par value
   Authorized 12,000,000 shares
   Issued 6,917,794 in 1999
        and 5,138,474 shares in 1998                                      40,052                 20,364
Surplus                                                                    2,205                  2,205
Undivided profits                                                         25,827                 21,479
Treasury stock, at cost, 172,000 shares in 1999 and
   170,300 shares in 1998                                                 (3,030)                (3,008)
Unallocated ESOP shares                                                   (1,700)                    --
Accumulated other comprehensive income                                    (4,951)                  (284)
-----------------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                             58,403                 40,756
-----------------------------------------------------------------------------------------------------------
   Total Liabilities and Stockholders' Equity                      $   1,055,642           $    757,666
-----------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                       September 30,
--------------------------------------------------------------------------------------------------------------------
(in thousands, except for share data)                                             1999              1998
--------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                                  $    12,126         $    9,922
Interest on deposits with banks                                                       9                 76
Interest on securities available for sale                                         4,359              2,791
Interest on investment securities:
     Taxable                                                                      1,310                192
     Exempt from Federal income tax                                                 351                165
Interest on Federal funds sold                                                      218                 63
--------------------------------------------------------------------------------------------------------------------
     Total Interest Income                                                       18,373             13,209
--------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                              1,286              1,320
Interest on certificates of deposit of $100,000 or more                             671                352
Interest on other time deposits                                                   4,387              3,146
Interest on borrowed funds                                                        3,868              2,371
Interest on trust preferred securities                                              266                266
--------------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                                      10,478              7,455
--------------------------------------------------------------------------------------------------------------------
     Net Interest Income                                                          7,895              5,754
Less provision for loan losses                                                    1,000                500
--------------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses                          6,895              5,254
--------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                                 349                317
Gains on sales of mortgages, net                                                      5                 11
Securities gains, net                                                                --                 24
Other non-interest income                                                           427                444
--------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                                     781                796
--------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                    2,602              2,120
Occupancy expense, net                                                              333                286
Equipment expense                                                                   396                320
Other non-interest expense                                                        1,263              1,186
--------------------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                                   4,594              3,912
--------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                                  3,082              2,138
Income tax expense                                                                  882                730
--------------------------------------------------------------------------------------------------------------------
     Net Income                                                             $     2,200         $    1,408
--------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                       $      0.33         $     0.28
Diluted                                                                     $      0.33         $     0.28
--------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                             6,621              4,970
Diluted                                                                           6,648              5,013
--------------------------------------------------------------------------------------------------------------------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                                                        Nine Months Ended
                                                                                           September 30,
--------------------------------------------------------------------------------------------------------------------
(in thousands, except for share data)                                             1999                   1998
--------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                                  $     34,201           $     28,064
Interest on deposits with banks                                                       37                    159
Interest on securities available for sale                                         10,830                  7,845
Interest on investment securities:
     Taxable                                                                       2,925                    650
     Exempt from Federal income tax                                                  936                    402
Interest on Federal funds sold                                                       612                    201
--------------------------------------------------------------------------------------------------------------------
     Total Interest Income                                                        49,541                 37,321
--------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                               3,568                  3,822
Interest on certificates of deposit of $100,000 or more                            1,785                    992
Interest on other time deposits                                                   12,426                  8,750
Interest on borrowed funds                                                         9,552                  6,348
Interest on trust preferred securities                                               798                    798
--------------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                                       28,129                 20,710
--------------------------------------------------------------------------------------------------------------------
     Net Interest Income                                                          21,412                 16,611
Less provision for loan losses                                                     2,400                  1,400
--------------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses                          19,012                 15,211
--------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                                  974                    937
Gains on sales of mortgages, net                                                      35                     36
Securities gains, net                                                                 18                     70
Other non-interest income                                                          1,237                  1,173
--------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                                    2,264                  2,216
--------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                     7,330                  6,060
Occupancy expense, net                                                               967                    781
Equipment expense                                                                  1,125                    938
Other non-interest expense                                                         3,845                  3,310
--------------------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                                   13,267                 11,089
--------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                                   8,009                  6,338
Income tax expense                                                                 2,265                  2,214
--------------------------------------------------------------------------------------------------------------------
     Net Income                                                             $      5,744           $      4,124
--------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                       $       0.99           $       0.82
Diluted                                                                     $       0.98           $       0.81
--------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                              5,810                  5,034
Diluted                                                                            5,837                  5,077
--------------------------------------------------------------------------------------------------------------------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                                Nine months ended September 30,
--------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                        1999              1998
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                      $5,744                $  4,124
Adjustments:
     Provision for loan losses                                                   2,400                   1,400
     Depreciation                                                                  822                     682
     Amortization and accretion                                                    444                     645
     Gains on sales of securities available for sale                               (18)                    (70)
     Loss on sales of other real estate                                              1                       5
Write down of other real estate                                                    304                     337
     Increase in other assets                                                   (2,688)                 (4,572)
     Increase in other liabilities                                                 576                     976
--------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                                   7,585                   3,527
--------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Net (increase) decrease in interest bearing deposits with banks                (73)                   859
     Purchase of securities available for sale                                 (138,075)              (121,627)
     Maturities, calls, and paydowns of securities available for sale            25,519                 60,271
     Proceeds from sales of securities available for sale                        11,014                 28,693
     Proceeds from maturities and paydowns of investment
          securities                                                              2,664                  7,361
     Purchase of investment securities                                          (77,810)                (8,670)
     Net increase in loans                                                     (109,952)               (76,970)
     Expenditures for bank premises and equipment                                (2,768)                (1,601)
     Proceeds from sale of other real estate                                        908                    258
--------------------------------------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                                     (288,573)              (111,426)
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                                    29,164                  9,042
     Net increase in certificates of deposit                                    125,078                 55,585
     Net increase in borrowed funds                                             125,511                 44,555
     Proceeds from issuance of common stock                                      19,688                    330
     Increase in unallocated ESOP shares                                         (1,700)                    --
     Treasury shares acquired                                                       (22)                (3,008)
     Dividends paid                                                              (1,396)                (1,078)
--------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                                  296,323                105,426
--------------------------------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents                                   15,335                 (2,473)
     Cash and cash equivalents as of beginning of period                         16,526                 20,423
--------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                                   $31,861               $ 17,950
--------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest expense                                                       27,227                 19,704
          Income taxes                                                            2,938                  2,604
--------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers to other real estate from loans, net of charge offs             951                  2,513
--------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 1999
(Unaudited)

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

The consolidated financial data as of and for the three and nine months ended September 30, 1999 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the result of operations that might be expected for the entire year ending December 31, 1999.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp (the "Holding Company") and its subsidiaries, Yardville Capital Trust (the "Trust") and The Yardville National Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Yardville National Investment Corporation, Brendan, Inc., Nancy Beth, Inc., Jim Mary, Inc., Yardville Real Estate Holding Co., Inc, YNB Financial Services, Inc., YNB Realty Inc., and YNB Capital Development (collectively, "YNB"). All significant inter-company accounts and transactions have been eliminated. Brendan, Inc., Nancy Beth, Inc. and Jim Mary, Inc. are utilized for the control and disposal of other real estate properties. Yardville Real Estate Holding Co., Inc. is utilized to hold Bank branch properties, YNB Financial Services, Inc., provides alternative investment services, and YNB Realty, Inc., a real estate investment trust, is utilized to more effectively manage a portion of the Bank's real estate related loans. YNB Capital Development is utilized for nontraditional lending opportunities.

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

2.   Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended September 30, 1999 and 1998 were 6,621,000 and 4,970,000 respectively. For the diluted net income per share computation, potential common stock of 27,000 and 43,000 are included for the three months ended September 30, 1999 and 1998, respectively.

Weighted average shares for the basic net income per share calculation for the nine months ended September 30, 1999 and 1998 were 5,810,000 and 5,034,000 respectively. For the diluted net income per share computation, potential common stock of 27,000 and 43,000 are included for the nine months ended September 30, 1999 and 1998, respectively.

3.   Comprehensive Income

Listed below is the statement of comprehensive income for three and nine months ended September 30, 1999 and 1998.

 Comprehensive Income                          Three Months Ended September 30,
 -------------------------------------------------------------------------------
 (in thousands)                                      1999           1998
------------------ -------------------------------------------------------------
 Net Income                                        $ 2,200        $ 1,408
 -------------------------------------------------------------------------------
 Other comprehensive income
      Net change in unrealized (loss) gain
          for the period, net of tax                (1,106)           762
      Reclassification of realized net gain
          on sale of securities available
          for sale, net of tax                          --             16
 -------------------------------------------------------------------------------
      Holding (loss) gain arising during the
           period, net of tax and reclassification  (1,106)           778
 -------------------------------------------------------------------------------
      Reclassification adjustment for realized net
           gain, net of tax                             --            (16)
 -------------------------------------------------------------------------------
 Other comprehensive income for the period,
           net of tax                               (1,106)           762
 -------------------------------------------------------------------------------
 Total comprehensive income                        $ 1,094        $ 2,170
 -------------------------------------------------------------------------------


 Comprehensive Income                          Nine Months Ended September 30,
 -------------------------------------------------------------------------------
 (in thousands)                                      1999           1998
 -------------------------------------------------------------------------------
 Net Income                                        $ 5,744        $ 4,124
 -------------------------------------------------------------------------------
 Other comprehensive income
      Net change in unrealized (loss) gain
            for the period, net of tax              (4,667)           460
      Reclassification of realized net gain on
           sale of securities available for sale,
           net of tax                                   12             46
 -------------------------------------------------------------------------------
      Holding (loss) gain arising during the
           period, net of tax and reclassification  (4,655)           506
 -------------------------------------------------------------------------------
      Reclassification adjustment for realized
           net gain, net of tax                        (12)           (46)
 -------------------------------------------------------------------------------
 Other comprehensive income for the period,
           net of tax                               (4,667)           460
 -------------------------------------------------------------------------------
 Total comprehensive income                        $ 1,077        $ 4,584
 -------------------------------------------------------------------------------


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

Compensation expense is recognized based on the fair value of the stock when it is committed to be released. Compensation expense amounted to $87,000 for the three months and $262,000 for the nine months ended September 30, 1999. The fair value of unearned shares at September 30, 1999 is $1,777,000.

Unallocated shares are deducted from common shares outstanding for earnings per share purposes with shares which are committed to be released during the year added back into weighted average shares outstanding.

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES (YNB)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents management's discussion and analysis of the financial condition and results of operations. It should be read in conjunction with the 1998 Annual Report to stockholders and Form 10-K for the fiscal year ended December 31, 1998 as well as with the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q.

This Form 10-Q report contains express and implied statements relating to the future financial condition, results of operations, plans, objectives, performance, and business of YNB, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, and year 2000 issues, and financial and other goals. Actual results may differ materially from those expected or implied as a result of certain risks and uncertainties, including, but not limited to, changes in economic conditions, interest rate fluctuations, continued levels of loan quality and origination volume, successful implementation of year 2000 technology changes by YNB, its vendors and suppliers, competitive product and pricing pressures within YNB's markets, continued relationships with major customers including sources for loans and deposits, personal and corporate customers' bankruptcies, legal and regulatory barriers and structure, inflation, and technological changes, as well as other risks and uncertainties detailed from time to time in the filings of YNB with the U.S. Securities and Exchange Commission.

Financial Condition

Assets

Total consolidated assets at September 30, 1999 were $1,055,642,000, an increase of $297,976,000 or 39.3% compared to $757,666,000 at December 31, 1998. The growth in YNB's asset base, during the nine months of 1999, was primarily due to increases in loans (primarily commercial loans), available for sale securities, and investment securities. The increase in the loan portfolio was the product of an ongoing consistent strategy to improve the profitability of the organization through relationship banking and of consolidation in YNB's market place. Management anticipates continued loan opportunities due to this consolidation. YNB's asset base includes US agency securities of approximately $236,800,000 purchased utilizing primarily repurchase agreements and Federal Home Loan Bank advances (Investment Growth Strategy). The Investment Growth Strategy at September 30, 1999 increased $94,600,000 or 66.5% from the reported total of $142,200,000 at December 31, 1998. The primary goals of the Investment Growth Strategy, improving return on equity and earnings per share, continue to be achieved.

Federal funds sold

At September 30, 1999 Federal funds sold totaled $15,385,000 compared to $280,000 at December 31, 1998. Average Federal funds sold for the nine months of 1999 was $16,793,000 compared to $4,826,000 for the same period in 1998. The higher amount of Federal funds sold at September 30, 1999 was due to increased certificate of deposit (CD) balances raised to fund loan growth and effectively manage liquidity. Management remains focused on maintaining adequate liquidity to fund loan growth and to improve the liquidity profile of YNB.

Securities

The following tables present the amortized cost and market value of YNB's securities portfolios as of September 30, 1999 and December 31, 1998.


Available For Sale Securities                           September 30, 1999               December 31, 1998
-------------------------------------------------------------------------------------------------------------------
                                                        Amortized         Market        Amortized          Market
(in thousands)                                            Cost             Value          Cost             Value
-------------------------------------------------------------------------------------------------------------------
U.S. Treasury and other U.S.
   Government agency securities                         120,499          116,652       $  55,051        $  55,039
Mortgage-backed securities                              146,531          141,888         120,410          119,986
Corporate obligations                                     2,717            2,590           2,867            2,867
All other securities                                     17,450           17,450           7,685            7,685
-------------------------------------------------------------------------------------------------------------------
Total                                                 $ 287,197          279,580       $ 186,013        $ 185,577
-------------------------------------------------------------------------------------------------------------------


Investment Securities                                 September 30, 1999                  December 31, 1998
-------------------------------------------------------------------------------------------------------------------
                                                        Amortized         Market        Amortized          Market
(in thousands)                                            Cost             Value          Cost             Value
-------------------------------------------------------------------------------------------------------------------
Obligations of U.S. government
     Agencies                                            73,184           69,808        $  4,994         $  4,935
Obligations of state and
     political subdivisions                              30,370           28,647          20,773           20,982
Mortgage-backed securities                                7,636            7,451          10,344           10,286
-------------------------------------------------------------------------------------------------------------------
Total                                                 $ 111,190          105,906        $ 36,111         $ 36,203
-------------------------------------------------------------------------------------------------------------------

Securities represented 36.9% of total assets at September 30, 1999 and 29.3% at December 31, 1998. Total securities increased $169,082,000 or 76.3% at September 30, 1999 to $390,770,000, compared to $221,688,000 at year-end 1998. The available for sale portfolio represents 71.5% of the total security holdings of YNB at September 30, 1999, compared to 83.7% at year-end 1998.

The net unrealized loss on available for sale securities as of September 30, 1999 was $8,617,000 compared to a net unrealized loss of $436,000 at December 31, 1998. Net unrealized loss, net of tax effect, totaling $4,951,000 was reported in Accumulated Other Comprehensive Income in Stockholders' Equity at September 30, 1999, compared to a net unrealized loss of $284,000 reported at December 31, 1998. The increase in the unrealized loss on available for sale securities is primarily due to the rise in interest rates from December 31, 1998 to September 30, 1999 and the increased size of the available for sale securities portfolio.

Securities available for sale increased $94,003,000 or 50.7% at September 30, 1999 when compared to the December 31, 1998 balance of $185,577,000. The largest area of increase was in U.S. Treasury and U.S. agency bonds, which increased $61,613,000 and was the major factor for the increase in securities available for sale. This increase was primarily comprised of an increase of $8,522,000 in US treasury bonds and a $43,542,000 increase in shorter-term callable agency bonds purchased to improve the liquidity profile of YNB. The callable agency bonds have maturity terms of 5 years or less. Another category of significant growth was in mortgage backed securities which increased $21,902,000 net of paydowns. This growth was almost entirely related to the Investment Growth Strategy and includes $30,912,000 in floating rate US agency collaterlized mortgage obligations. All other securities increased $9,765,000 or 127.1% and were the result of required purchases of Federal Home Loan Bank stock related to borrowings.

Investment securities increased $75,079,000 or 207.9% to $111,190,000 at September 30, 1999 from $36,111,000 at December 31, 1998. The increase was due to a $68,190,000 increase in U.S. agency callable bonds primarily related to the Investment Growth Strategy and a $9,597,000 increase in tax free municipal bonds. Offsetting these increases was a $2,708,000 reduction in mortgage-backed securities reflecting paydowns.

The Investment Growth Strategy increased $94,600,000 over the year-end 1998 level. The largest increase was in US agency callable bonds, which increased $70,190,000 and accounted for 74.2% of the total increase. The next largest growth was in floating rate US agency collateralized mortgage obligations that increased $29,450,000. Modest growth was also recorded in fixed rate mortgage backed securities, up $1,819,000 net of paydowns. Offsetting these increases, was a $6,878,000 decrease in adjustable rate mortgage backed securities. At September 30, 1999, the Investment Growth Strategy portfolio was comprised of 78.1% of fixed rate securities and 21.9% of adjustable or floating rate securities compared to 79.4% fixed rate securities and 20.6% adjustable rate securities at year end 1998.

Loans

Total loans, net of unearned income, increased $108,190,000 or 22.0% at September 30, 1999 to $599,839,000 from $491,649,000 at December 31, 1998. This growth reflects favorably when compared to the $73,716,000 in loan growth for the same period of 1998. YNB's loan portfolio represented 56.8% of total assets at September 30, 1999 compared to 64.9% at December 31, 1998. YNB's lending focus continues to be on commercial and industrial loans, and commercial real estate loans. The consolidation in YNB's market place and management's philosophy of relationship banking are key factors in continued strong loan growth. Strong competition from both bank and nonbank competitors could result in comparatively lower yields on new and established lending relationships. In addition, borrowers' concerns over the economy, real estate prices and interest rates could all be factors in future loan growth levels. Management anticipates continued loan growth for the fourth quarter of 1999. Continued profitable loan growth is a key factor in meeting earnings growth goals. In May 1999, the Holding Company sold 1,610,000 shares of its common stock in a public offering, raising $17,620,000, net of expenses. This capital offering has resulted in an increase in the legal lending limit of the Bank and will allow for increased lending to existing customers as well as the ability to compete for larger loan relationships.

---------------------------------------------------------------------------------------------
 (in thousands)                           9/30/99    12/31/98         Change       % change
---------------------------------------------------------------------------------------------
Commercial real estate                  $ 217,771   $ 166,725   $     51,046           30.6%
Real estate - mortgage
     Residential                          105,505      93,540         11,965           12.8
     Home equity                           23,264      23,474           (210)          (0.9)
Commercial and industrial                 149,753     133,263         16,490           12.4
Real Estate - construction                 69,719      38,386         31,333           81.6
Consumer                                   25,567      24,531          1,036            4.2
Other loans                                 8,260      11,730         (3,470)         (29.6)
---------------------------------------------------------------------------------------------
Total loans                             $ 599,839   $ 491,649   $    108,190           22.0%
=============================================================================================

The table above lists the loan growth by type for the period of December 31, 1998 to September 30, 1999. Commercial real estate loans had the greatest growth, increasing $51,046,000 or 30.6%, and accounted for 47.2% of the increase in total loans. Real estate construction loans increased $31,333,000 or 81.6% and accounted for 29.0% of the increase in total loans. All other loan categories increased with the exception of home equity lines and other loans, which decreased $210,000 and $3,470,000 respectively. YNB continues to generate significant strong loan growth, particularly commercial loans, due to several reasons. First, management's focus on commercial lending has resulted in YNB's growing reputation as a business lender in our market place. This growing reputation, combined with the consolidation in the market place, has offered YNB the opportunity to generate new and larger loan relationships than have been available in the past. Second, YNB continues to offer competitive rates on both fixed and floating rate loans.

Liabilities

The following table provides information concerning YNB's deposit base at September 30, 1999 and December 31, 1998.

------------------------------------------------------------------------------------------
(in thousands)                             9/30/99      12/31/98        Change   % Change
------------------------------------------------------------------------------------------
Non-interest bearing demand
     deposits                            $  83,735     $  75,426  $      8,309     11.0%
Interest bearing demand deposits            61,486        51,672         9,814     19.0

Money market deposits                       50,794        44,661         6,133     13.7

Savings deposits                            82,445        77,537         4,908      6.3

Certificates of deposit of $100,000
     or over                                62,865        29,525        33,340    112.9
Other time deposits                        332,560       240,822        91,738     38.1
------------------------------------------------------------------------------------------
Total                                    $ 673,885     $ 519,643  $    154,242     29.7%
==========================================================================================

YNB's deposit base is the principal source of funds supporting interest-earning assets. Total deposits increased $154,242,000 or 29.7% to $673,885,000 at

September 30, 1999 compared to $519,643,000 at December 31, 1998. Certificates of deposit were competitively priced throughout the nine months of 1999 to fund new loan growth and improve liquidity. Growth in YNB's deposit base in 1999 continued to be principally in certificates of deposit. Certificates of deposit of $100,000 or over increased $33,340,000 or 112.9% to $62,865,000 from
$29,525,000 and accounted for 21.6% of the total deposit growth for the period. Other time deposits increased $91,738,000 or 38.1% to $332,560,000 from $240,822,000 at December 31, 1998. Growth in certificates of deposit accounted for 81.1% of the total increase in deposits for the nine months of 1999. This growth rate has resulted in certificates of deposit increasing to 58.7% of total deposits at September 30, 1999 from 52.0% at year-end 1998. In March of 1998, YNB began to market its certificates of deposit through a nationwide computer based service. This service allows YNB to have access to a wider market to raise needed funding. At September 30, 1999, YNB had $75,380,000 in outstanding certificates of deposit raised through this service. This includes $50,980,000 raised in the nine months of 1999. Management anticipates that this market will continue to play an important role in funding future asset growth.

Noninterest bearing demand deposits increased $8,309,000 or 11.0% to $83,735,000 as of September 30, 1999 when compared to $75,426,000 at December 31, 1998. This increase is partially due to the normal fluctuations in demand deposit balances but also reflects management's ongoing efforts to capture the deposit relationships of both new and existing customers.

Interest bearing demand deposits increased $9,814,000 or 19.0% to $61,486,000 at September 30, 1999 from $51,672,000 at year-end 1998. This growth resulted from management's effort to attract lower cost deposits to fund earning asset growth. This includes marketing efforts with bonus certificates of deposit rates for customers who open new interest bearing demand accounts and increased efforts on cross selling lower cost deposit accounts to certificate of deposit customers. This effort to attract lower cost deposits is also reflected in the $4,908,000 or 6.3% increase in savings deposits, which totaled $82,445,000 at September 30, 1999, compared to $77,537,000 at year-end and in the $6,133,000 or 13.7%
increase in money market balances to $50,794,000 at September 30, 1999 from $44,661,000 at December 31, 1998.

While it is management's desire to fund earning asset growth with the lowest cost deposits, core deposit growth levels, excluding certificates of deposit, are not adequate to meet current or projected loan demand. YNB's ability to generate lower cost deposits is critical to achieving earnings targets and the increasing relevance on higher cost certificates of deposit to fund asset growth is a major factor in the continued pressure on YNB's net interest margin.

YNB continues to seek lower cost funding sources. One source is opening new branches to serve a wider market area. In April 1999, YNB opened its 11th branch, which is located in Newtown, Bucks County, Pennsylvania. This branch opens a new market for YNB. Bucks County, Pennsylvania is located directly across the Delaware River from Mercer County, New Jersey, where all of YNB's other branches are currently located. In addition, a second new branch will open in November 1999. This branch will be located in the YNB Corporate headquarters building. The headquarters building is to be located in Hamilton Township, Mercer County New Jersey. There are also plans to open a branch in Burlington County, New Jersey which is located directly south of Mercer County in the first quarter of the year 2000. We expect these new branches will improve YNB's ability to generate lower cost deposits and create additional lending opportunities. With the consolidation in YNB's market place, additional opportunities for new branches in both Pennsylvania and New Jersey are possible and management will evaluate these opportunities for new branches if they become available.

Borrowed Funds

Borrowed funds totaled $303,399,000 at September 30, 1999, an increase of $125,511,000 or 70.6% when compared to $177,888,000 at December 31, 1998. The majority of this funding has been in callable FHLB advances utilized to extend funding duration and reduce YNB's exposure to rising interest rates. Approximately $236,088,000 or 77.8% of borrowed funds at September 30, 1999 are related to the Investment Growth Strategy. The majority of the increase was in Federal Home Loan Bank advances used to fund the purchase of Investment Growth Strategy assets. Management continues to closely monitor the mix of funding used to support the Investment Growth Strategy. As Investment Growth Strategy funding matures or is called, management will replace it with funding that will reduce the overall interest rate risk profile of YNB. This will be accomplished by using callable FHLB advances with longer lockout terms, which have the benefit of improving performance in a rising interest rate environment. Management anticipates that funding costs associated with borrowed funds will increase as shorter term repurchase agreement mature and callable funding at below market rates are called. At September 30, 1999 $211,500,000 or 89.6% of the Investment Growth Strategy funding was in callable funding compared to $76,500,000 or 81.2% at December 31, 1998.

Securities sold under agreements to repurchase totaled $86,088,000 at September 30, 1999 compared to $87,120,000 at December 31, 1998. $61,500,000 or 71.4% of
the repurchase agreements outstanding at September 30, 1999 were callable compared to $61,500,000 or 70.6% at December 31, 1998. Callable repurchase agreements have terms of five to ten years and call dates of one year. There are $31,500,000 in callable repurchase agreements that have passed their lockout dates and these can be called every ninety days. With the recent rise in interest rates, management anticipates that repurchase agreement costs will rise as shorter-term repurchase agreements mature and below market rate callable repurchase agreements are called and are replaced at higher market rates.

YNB had Federal Home Loan Bank of New York (FHLB) advances outstanding of $214,299,000 at September 30, 1999 an increase of $124,983,000 or 139.9% when compared to $89,316,000 at December 31, 1998. YNB continues to utilize callable FHLB advances to fund both Investment Growth Strategy purchases as well as other earning assets. During 1999, management has shifted Investment Growth Strategy funding from shorter-term repurchase agreements into FHLB callable advances in order to increase the duration of the funding. At September 30, 1999 callable advances totaled $209,500,000 or 97.8% of advances outstanding compared to $83,500,000 or 93.4% at December 31, 1998. Callable FHLB advances have terms of ten years and are callable after periods ranging from one to five years. There are $31,000,000 in callable advances with call dates in 1999 which have passed their initial lockout period and can be called every 90 days. Management anticipates that, if rates continue to rise, some or all of these advances will be called and will have to be replaced with higher costing advances.

The callable FHLB Advances and repurchase agreements have allowed YNB to lower its borrowing costs, while at the same time extending the maturity of borrowings. In the event that rates rise, the callable borrowings will be called and will have to be replaced with higher costing funds. In the event of falling interest rates, callable borrowings will not be called and could remain outstanding until maturity.

Borrowed funds included $1,700,000 related to the ESOP. The ESOP purchased 155,340 shares of common stock of the Holding Company with a loan from a nonaffiliated financial institution. The financing is for a term of five years with an interest rate of 7.00% and a maturity date in 2004. The interest rate is fixed for the period of the loan and the loan will be repaid in equal monthly installments over the term of the loan. The shares purchased by the ESOP were used as collateral for the loan. The Holding Company guarantees the repayment of the loan.

YNB has the ability to borrow up to $37,845,000 from the FHLB through its line of credit program, subject to collateral requirements. In addition, YNB is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock requirements, collateral requirements and other restrictions. YNB also maintains unsecured federal funds lines with four commercial banks totaling $25,000,000 for daily funding needs. YNB's funding strategy is to rely on deposits to fund new loan growth whenever possible and to rely on borrowed funds as a secondary funding source for loans.

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On October 16, 1997, the holding company through the Trust, completed the sale of $11,500,000, 9.25%, Trust Preferred Securities to the public. For regulatory capital purposes the entire amount of the issue is treated as Tier 1 capital at the Holding Company level.

Capital

On May 18, 1999, the Holding Company completed the sale of 1,610,000 shares of its common stock in an underwritten public offering. The common stock was offered at a price of $12.00 per share and generated gross proceeds of $19,320,000. Net proceeds after the underwriting discount and other offering costs was approximately $17,620,000. Of the net proceeds, $17,501,000 was contributed to the Bank to support future asset growth.

Stockholders' equity at September 30, 1999 totaled $58,403,000, an increase of $17,647,000 or 43.3% compared to $40,756,000 at December 31, 1998. This net increase resulted from the following factors:

(i)      Net income of $5,744,000 less cash dividend payments of $1,396,000.

(ii) The unrealized loss on available for sale securities was $284,000 at December 31, 1998 compared to an unrealized loss of $4,951,000 at September 30, 1999. This shift resulted in a $4,667,000 reduction in stockholders' equity.

(iii) Proceeds of $68,000 from exercised options, $2,000,000 from the issuance of common shares to the ESOP and approximately $17,620,000 from the capital offering.

(iv) Repurchase of 1,700 shares of common shares for $22,000, which increased treasury shares to 172,000 and the cost of total stock repurchases to $3,030,000.

(v) Commitment to ESOP of $1,700,000, representing the balance of the $2,000,000 loan used to finance the purchase of common stock by the ESOP.

The improvement in the capital ratios from December 31, 1998 to September 30, 1999 was primarily due to the capital offering completed in May offset by the strong asset growth in 1999. Management remains committed to keeping YNB a well-capitalized institution under the prompt corrective action rules.

The following table sets forth regulatory capital ratios for the Holding Company and the Bank as of September 30, 1999 and December 31, 1998

                                              Amount                        Ratios
------------------------------------------------------------------------------------------
dollars in thousands                 09/30/99       12/31/98       09/30/99      12/31/98
------------------------------------------------------------------------------------------
Risk-based capital:
     Tier 1:
          Holding Company           $  74,843   $    52,531          11.1%          9.9%
          Bank                         74,697        50,948          11.1           9.6
------------------------------------------------------------------------------------------
     Total:
          Holding Company              83,200        59,151          12.3          11.2
          Bank                         83,055        57,590          12.3          10.8
------------------------------------------------------------------------------------------
Tier 1 leverage:
          Holding Company              74,843        52,531           8.1           7.7
          Bank                      $  74,697   $    50,948           8.0%          8.5%
------------------------------------------------------------------------------------------

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of 4.0%; a Tier 1 risk-based asset capital ratio of 4.0% and a total risked based capital ratio of 8.0%. To be considered "well capitalized" an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At September 30, 1999, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized.

On October 28, 1997, the Holding Company's Board of Directors authorized management to repurchase up to 172,000 shares of the Holding Company's common stock in the open market in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. As of September 30, 1999, as part of an overall capital plan, 172,000 shares had been repurchased at an average price of $17.62.

Credit Quality

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of September 30, 1999 and December 31, 1998.

Nonperforming Assets
---------------------------------------------------------------------
(in thousands)                                09/30/99      12/31/98
---------------------------------------------------------------------
Nonaccrual loans:
     Commercial and industrial                $    656  $     232
     Real estate - mortgage                      1,090        570
     Real estate - construction                     --        684
     Consumer                                       15         31
     Other                                         312        529
---------------------------------------------------------------------
          Total                                  2,073      2,046
---------------------------------------------------------------------
Restructured loans                                 598        634
---------------------------------------------------------------------
Loans 90 days or more past due:
     Commercial and industrial                      62         --
     Real estate - mortgage                        384      1,093
     Real estate - construction                     26         --
     Consumer                                       98        100
---------------------------------------------------------------------
          Total                                    570      1,193
---------------------------------------------------------------------
Total nonperforming loans                        3,241      3,873
---------------------------------------------------------------------
Other real estate                                4,696      4,957
---------------------------------------------------------------------
Total nonperforming assets                   $   7,937  $   8,830
=====================================================================

At September 30, 1999, nonperforming loans, consisting of loans 90 days and more past due, restructured loans and nonaccrual loans, totaled $3,241,000, a $632,000 or 16.3% decrease from the $3,873,000 at December 31, 1998.
Nonperforming loans as a percentage of total loans were 0.54% compared to 0.79% at year-end. This decline was caused by both a decrease in nonperforming loans and an increase in loans outstanding.

Other real estate (O.R.E.) at September 30, 1999 totaled $4,696,000, a $261,000 or 5.3% decrease when compared to $4,957,000 at December 31, 1998. Management uses an active strategy to liquidate these assets and re-deploy the proceeds into earning assets. One other real estate property totaling $1,800,000 is under contract of sale.

Nonperforming assets at September 30, 1999 totaled $7,937,000; a $893,000 or 10.1% decrease from the $8,830,000 level at December 31, 1998. Total nonperforming assets as a percentage of total assets were 0.75% at September 30, 1999 compared to 1.17% at December 31, 1998. This decrease was due to a drop in both nonperforming loans and other real estate as well as an increase in assets. YNB continues to actively manage nonperforming assets with the goal of reducing these assets in relationship to the total loan portfolio. Whenever possible, existing nonperforming loan relationships are being restructured in an effort to return these loans to performing status.

Allowance for Loan Losses

The allowance for loan losses totaled $8,357,000 at September 30, 1999, an increase of $1,589,000 from the $6,768,000 at year-end 1998. The provision for loan losses for the nine months of 1999 was $2,400,000 compared to $1,400,000 for the same period of 1998. Gross chargeoffs were $879,000 for the nine months of 1999 compared to $794,000 for the same period in 1998. Gross recoveries were $68,000 for the nine months of 1999 compared to $43,000 for the same period in 1998. Annualized net chargeoffs as a percentage of average loans were 0.19% for the nine months ended September 30, 1999 compared to 0.18% for the year ended December 31, 1999.

Management maintains the allowance for loan losses at a level determined in accordance with management's documented allowance adequacy methodology. It is management's assessment, based on management's estimates, that the allowance is adequate in relation to the credit risk exposure levels. One measure of the adequacy of the allowance for loan losses is the ratio of allowance for loan losses to total loans. This ratio was 1.39% at September 30, 1999 compared to 1.38% at December 31, 1998. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. This ratio was 257.9% at September 30, 1999 compared to 174.7% at December 31, 1998

Results of Operations

Net Income

YNB reported net income of $5,744,000 for the nine months ended September 30, 1999, an increase of $1,620,000 or 39.3% over the same period in 1998. The increase in net income for the nine months ended September 30, 1999, compared to the same period in 1998, is primarily attributed to higher net interest income, offset by a higher provision for loan losses and increased non-interest expense. Basic earnings per share for the nine months ended September 30, 1999 increased $0.17 or 20.7% to $0.99 from $0.82 for the same period in 1998. Diluted earnings per share increased $0.17 or 21.0% to $0.98 for the nine months ended September 30, 1999 from $0.81 for same period in 1998.

On a quarterly basis, net income for the third quarter of 1999 was $2,200,000, an increase of $792,000 or 56.3% over the net income for the same period of 1998. On a per share basis, basic and diluted earnings per share for the third quarter of 1999 were $0.33 an increase of $0.05 or 17.9% when compared to the second quarter of 1998. The slower growth in earnings per share as compared to net income is due to the higher average shares outstanding due to the recently completed capital offering. The increase in net income and earnings per share for the quarter is due to the reasons discussed above.

Net Interest Income

YNB's net interest income for the nine months of 1999 was $21,412,000, an increase of $4,801,000 or 28.9% from the same period in 1998. The principal factor contributing to this increase was an increase in interest income of $12,220,000 resulting from increased loan and securities balances offset by an increase of $7,419,000 in interest expense. This increase in interest expense was primarily due to higher volume of time deposits and borrowed funds.

The net interest margin (tax equivalent basis) which is net income divided by average earning assets, for the nine months ended September 30, 1999, was 3.30% a 31 basis point or 8.6% decline compared to 3.61% for the same period in 1998. The principal factors causing the narrowing of the net interest margin were lower yields on and increased levels of securities and loans, and higher volumes of certificates of deposit and borrowed funds.

The net interest margin for the 1999 and 1998 comparative periods was also negatively impacted by the Investment Growth Strategy. The targeted spread on this strategy is 75 basis points after tax. Because of the targeted spread on this strategy, there will be a negative impact to the net interest margin and return on assets. The balance outstanding in the Investment Growth Strategy at September 30, 1999, was approximately $236,800,000 compared to $153,293,000 at September 30, 1998. Conversely, this strategy increases both return on average equity and earnings per share, the primary goals of the strategy.

On a quarterly basis, net interest income was $7,895,000, an increase of $2,141,000 or 37.2% when compared to the third quarter of 1998. The net interest margin (tax equivalent basis) for the three months ended September 30, 1999 was 3.31%, a 22 basis point or 6.2% decrease from the same period in 1998. The reasons for the decline are the same as discussed above.

Interest Income

For the nine months ended September 30, 1999 total interest income was $49,541,000, an increase of $12,220,000 or 32.7% when compared to interest income of $37,321,000 for the same period in 1998. This increase is due to higher average balances in both loans and securities, which is partially offset by lower yields on both earning asset types. Average loans increased $120,646,000 or 28.4% while the yield declined 44 basis points to 8.35% from 8.79%. The decline in loan yields reflects strong competition for loans in YNB's market as well as the overall lower interest rates in 1999 when compared to 1998. Interest and fees on loans for the nine months ended September 30, 1999 increased $6,137,000 or 21.9% to $34,201,000 from $28,064,000 for the same period in 1998. Average securities outstanding for the nine months ended September 30, 1999 increased $129,825,000 or 68.0% to $320,877,000 when compared to the $191,052,000 for the same period of 1998. Over the same period, the yield on the securities portfolio decreased 11 basis points to 6.10% from 6.21%. These factors resulted in interest on securities increasing $5,794,000 or 65.1% to $14,691,000 for the nine months ended September 30, 1999 compared to $8,897,000 for the same period in 1998. Overall, the yield on YNB's interest earning asset portfolio decreased 49 basis points to 7.47% for the nine months ended September 30, 1999 from the 7.96% for the same period in 1998.

For the third quarter of 1999, total interest income was $18,373,000, an increase of $5,164,000 or 39.1% when compared to the $13,209,000 for the third quarter of 1998. The increase was due to higher average balances of both loans and securities offset by lower yields on both asset types. The overall yield on earning assets for the third quarter of 1999 was 7.52% a 40 basis point drop from the 7.92% reported for the same period of 1998. The decline in yield was primarily due to the lower average prime rate of interest in 1999 when compared to 1998 and the increased level of lower yielding securities.

Interest Expense

Total interest expense increased $7,419,000 or 35.8% to $28,129,000 for the first nine months of 1999 compared to $20,710,000 for the same period in 1998. The increase in interest expense for the comparable time periods resulted from a larger deposit base, led by higher costing time deposits, and an increase in borrowed funds. Offsetting these higher balances were lower rates on deposits and borrowed funds. The average rate paid on interest bearing liabilities for the nine months ended September 30, 1999 decreased 24 basis points to 4.75% from 4.99% for the same period of 1998.

Interest on other time deposits under $100,000 increased $3,676,000 to $12,426,000 for the nine months ended September 30, 1999 from $8,750,000 for the same period in 1998. This increase was caused by an increase in the average outstanding balance of $103,250,000 to $306,118,000 for the nine months ended September 30, 1999, when compared to the outstanding average balance of $202,868,000 for the nine months ended September 30, 1998. Partially offsetting this increase was a 34 basis point drop in the cost of time deposits under $100,000 to 5.41% for the first nine months of 1999 from 5.75% for the same period of 1998. Interest expense on certificates of deposit under $100,000 accounted for 44.2% of total interest expense for the period and 49.5% of the total increase in interest expense for the nine months ended September 30, 1999 when compared to the same period in 1998. During the first nine months of 1999, YNB offered attractive rates on CDs locally and nationwide to fund loan growth and improve the liquidity profile of YNB.

Interest on certificates of deposit of $100,000 or more increased $793,000 to $1,785,000 for the nine months ended September 30, 1999 from $992,000 for the same period in 1998. This increase was caused by an increase in the average outstanding balance of $21,999,000 to $46,416,000 for the nine months ended September 30, 1999 when compared to the outstanding average balance of $24,417,000 for the nine months ended September 30, 1998. Partially offsetting this increase was a 29 basis point drop in the cost of time deposits of $100,000 or more to 5.13% for the nine months ended September 30, 1999 from the 5.42% for the same period in 1998. YNB anticipates that certificates of deposit of $100,000 or more will continue to play an important part in funding future earning asset growth.

Interest expense on borrowed funds increased $3,204,000 to $9,552,000 for the first nine months of 1999 when compared to $6,348,000 for the same period in 1998. The increase was caused by a $92,978,000 increase in the average balance outstanding for the nine months ended September 30, 1999 when compared to the same period in 1998. The rate paid on borrowed funds declined 38 basis points for the nine months ended September 30, 1999 to 5.22% from the 5.60% for the same period last year. The primary cause for the increase in interest expense on borrowed funds is the higher level of borrowings used to fund the Investment Growth Strategy. The shifting of borrowed funds out of fixed term products into convertible products at lower interest rates and, to a lesser extent, lower yields on term repurchase agreements, caused the overall decrease in rate.

Total interest expense for the third quarter of 1999 increased $3,023,000 or 40.5% to $10,478,000 from $7,455,000 for the same period in 1998. The overall cost of interest bearing liabilities decreased 22 basis points to 4.82% from 5.04% for the third quarter of 1998. The reasons for the increase in interest expense for the third quarter are the same as discussed above.

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

Provision for Loan Losses

YNB provides for possible loan losses by a charge to current operations. The provision for loan losses for the nine months ended September 30, 1999 was $2,400,000, a 71.4% increase over the $1,400,000 provision recorded for the same period of 1998. For the three months ended September 30, 1999 the provision for possible loan losses was $1,000,000, a $500,000 or 100.0% increase from the third quarter of 1998. The increase in the provision for both the quarter and year to date comparisons was primarily due to the strong loan growth. Management believes that the reserve for loan losses is adequate in relation to the credit risk exposure levels.

Non-interest Income

Total non-interest income for the first nine months of 1999 was $2,264,000, an increase of $48,000 or 2.2% over non-interest income of $2,216,000 for the same period in 1998. The increase was primarily due to growth in other non-interest income, offset by a decrease in the gains on sale of securities.

Other non-interest income increased $64,000 or 5.5% for the first nine months of 1999 compared to the same period in 1998. The increase is principally due to additional income derived from bank owned life insurance assets, which totaled $573,000 and represented a $49,000 or 9.4% increase over the $524,000 for the same period last year and accounted for 76.6% of the increase in other non-interest income. The increase is due to higher average balances of life insurance assets offset by a lower yield. The income earned on these assets is used to offset expenses on deferred compensation programs. Other categories of non-interest income reflect modest growth due to the increased size of YNB.

For the three months ended September 30, 1999 total non-interest income decreased $15,000 or 1.9%. Of particular importance was the drop in gains on sale of securities, which decreased $24,000 or 100.0%. Excluding the impact of this decline, the increase in total non-interest income would have been $9,000 or 1.2%.

The ability of YNB to generate higher levels of non-interest income remains a critical factor in increasing net income. Management continues to closely evaluate both traditional and non-traditional sources of new non-interest income as part of a longer-term strategy to increase earnings.

Non-interest Expense

Total non-interest expense increased $2,178,000 or 19.6% to $13,267,000 for the first nine months 1999 compared to $11,089,000 for the same period in 1998. The increase in non-interest expenses was due to increases in salary and employee benefits, equipment expense, occupancy expense and other non-interest expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.91% for the first nine months of 1999 compared to 2.22% for the same period of 1998. The improvement in this ratio is due to the strong asset growth in the first nine months of the year. YNB's efficiency ratio for the first nine months of 1999 was 56.0%, a decrease from the 58.9% for the same period in 1998. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources.

Salary and employee benefits increased $1,270,000 or 21.0% to $7,330,000 for the first nine months of 1999 compared to $6,060,000 for the same period in 1998. Salary and benefits expense accounted for 55.2% of total non-interest expenses for the first nine months of 1999. Salary expense increased $778,000 or 13.7% reflecting increased staffing levels associated with the Pennington and Newtown branches, new hires in other areas of YNB, and normal salary increases. Benefit expense increased $492,000 or 42.0%. In 1999, YNB created the ESOP for the benefit of employees. The compensation expense portion of the ESOP was $262,000 and accounted for 53.3% of the increase in benefit expense and 20.6% of the total increase in salary and employee benefits.

Equipment expense increased $187,000 or 19.9% to $1,125,000 for the first nine months of 1999 from $938,000 for the same period in 1998. The equipment costs increase reflects the continuing efforts of YNB to maintain and upgrade technology in order to provide the highest quality service, increase productivity, and address Year 2000 issues. Equipment costs included depreciation on equipment, which totaled $661,000 for the first nine months of 1999 reflecting an increase of $139,000 or 26.6% from the $522,000 for the same period in 1998. The increase in depreciation accounted for 74.3% of the total increase in equipment expense.

Occupancy expense for the first nine months of 1999 was $967,000, an increase of $186,000 or 23.8% compared to $781,000 for the same period in 1998. The increase was primarily due to higher costs associated with the lease payments and other operating costs of the Pennington and Newtown branches opened in August 1998 and April 1999, respectively. Total rent expense on leased properties increased $78,000 and accounted for 41.9% of the total increase for the period. Another component of occupancy expense that had a significant increase was repairs and maintenance, which increased $41,000. In October, YNB began to occupy its new corporate headquarters building. The 45,000 square foot building will house all the loan functions, senior management and a branch. The estimated monthly expenses associated with the building are approximately $90,000. This estimated expense includes all lease costs, depreciation of leasehold improvements, furniture and equipment and utility costs.

Other non-interest expenses increased $535,000 or 16.2% to $3,845,000 for the first nine months of 1999 when compared to the $3,310,000 for the same period in 1998. The increase in other non-interest expenses accounted for 24.6% of the increase in total non-interest expenses. Expenses, including write downs, related to other real estate owned increased $224,000 or 99.1% for the nine months ended September 30, 1999 when compared to the same period in 1998. This increase accounted for 41.9% of the increase in other non-interest expense and 10.3% of the total increase in non-interest expense. Marketing expenses increased $161,000 or 40.6% to $558,000 for the nine months ended September 30, 1999 when compared to the same period last year. This increase reflects the higher costs associated with increased marketing efforts related to attracting deposits and increased costs of marketing to the wider market area now serviced by YNB.

For the three months ended September 30, 1999 total non-interest expense increased $682,000 or 17.4% to $4,594,000 from $3,912,000 for the same period in 1998. Total non-interest expense, on an annualized basis, as a percentage of average assets was 1.80% for the three months ended September 30, 1999 compared to 2.20% for the same period in 1998. YNB's efficiency ratio for the three months ended September 30, 1999 was 52.95, an improvement over the 59.73% for the same period in 1998. Salary and employee benefit expense increased $482,000 or 22.7% to $2,602,000 from $2,120,000 for the same period in 1998. The increase in salary and employee benefit expenses accounted for 70.7% of the total increase in non-interest expense for the three months ended September 30, 1999 when compared to the same period in 1998. Occupancy expense increased $47,000 or 16.4% to $333,000 from $286,000 for the same period in 1998. Equipment expense increased $76,000 or 23.8% to $396,000 from $320,000 for the same period in 1998. Other non-interest expense increased $77,000 or 6.5% to $1,263,000 from $1,186,000 for the same period last year. The reasons for the increase in non-interest expense for the quarter are the same as discussed above.

Income Tax Expense

The effective income tax rate for the three and nine months ended September 30, 1999 was 28.6% and 28.3% respectively, as compared to 34.1% and 34.9% for the same periods in 1998. The decrease in the effective tax rate was primarily due to the use of a state income tax planning strategy initiated in 1998. Management anticipates that this strategy will continue to reduce state income tax expense in 1999. Higher levels of tax-free income also reduced Federal income taxes in 1999 when compared to 1998. Total income tax expense for the nine months ended September 30, 1999 was $2,265,000, an increase of $51,000 or 2.3% from the $2,214,000 for the same period in 1998. The increase in tax expense resulted from higher taxable income partially offset by a lower effective tax rate. For the three months ended September 30, 1999 tax expense was $882,000 a $152,000 or 20.8% increase from the $730,000 for the same period in 1998. The increase was due to higher taxable income partially offset by the lower tax rate.

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

Y2K Costs

YNB's Y2K related costs for 1998 were approximately $810,000. This includes approximately $615,000 in equipment related purchases that will be depreciated over five years. The remaining expense includes additional compensation expense and costs related to testing and upgrading systems. Management anticipates 1999 expenditures to decline significantly as most of the significant hardware and software purchases have been completed. Total Y2K costs are projected to be between $50,000 and $100,000 in 1999. As of September 30, 1999, YNB has expensed approximately $31,000 in Y2K related costs. This level could rise in the event that unanticipated Y2K compliance issues are uncovered.

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

Changes in Earnings Risk

Net interest income over the next twelve-month period indicates a reduction in the risk to lower rates (-200 basis points) at September 30, 1999 than reported at December 31, 1998. Comparing the simulation results of this low rate scenario to the flat rate interest rate scenario indicates a -3.9% change in net interest income compared to -6.7% at year end 1998. The 1998 results reflect rate changes of up or down 300 basis points. At the same time, YNB's exposure to higher rates (+200 basis points) shifted to a 0.8% change in net interest income compared to a 1.8% change at year-end 1998. The cumulative one-year gap turned negative $90,948,000 or -8.6% of total assets at September 30, 1999 compared to positive $12,718,000 or 1.7% of assets at year-end 1998. The dollar change in the gap was $103,666,000. The most important reasons for this change in short-term earnings risk profile include:

1. The addition of $143,059,000 in securities with repricing or maturity dates beyond one year.

2. The origination of $78,148,000 in loans with repricing or maturity dates beyond one year.

3. Offsetting the increase in assets with repricing or maturity dates beyond one year were $50,474,000 in deposits and $53,484,000 in borrowed funds with repricing or maturity dates beyond one year.

Changes in Market risk

Management measures longer term market risk by changes in the Economic Value of Portfolio Equity (EVPE) as a percentage of total assets with rate shifts of +/- 200 basis points.

EVPE analysis is an indication of long-term market risks in the balance sheet. It measures the present value of asset and liability cash flows based on current inventory and market rates to determine the present value of equity. The present value of equity is subsequently measured by shifting interest rates by +/- 200 basis points to observe the variances as a percentage of total assets. It is management's intention to maintain modest changes in this measure with a target variance not to exceed 3% of total assets.

At September 30, 1999, the EVPE changes by -4.02% for rate shifts of +200 and -0.21% for rate shifts of -200 basis points. The non-symmetry of the results is indicative of the callable funding utilized to fund earning asset growth. This compares to changes of -2.35% and -2.74% respectively at December 31, 1998 and -4.26% and -0.14% at June 30, 1999.

The primary causes for this increase in risk to rising rates since year-end 1998 are discussed below:

Liability durations had a significant impact falling to 1.52 years at September 30, 1999 from 1.84 years at December 31, 1998. This resulted from the increased level of shorter duration funding associated with the investment growth strategy. In addition, the recent upward shift in the yield curve has shortened the expected conversion dates of callable funding. The 1.52 year liability duration at September 30, 1999 is an increase from the 1.40 years at June 30, 1999.

Asset durations increased to 2.44 years at September 30, 1999 from 1.99 years at December 31, 1998. The primary cause of this lengthening was a shift in borrowers' preference to fixed rate loans from floating rate loans. This has resulted in the duration of the loan portfolio extending to 1.62 years at September 30, 1999 compared to 1.33 years at December 31, 1999. Another factor was an increase in the investment portfolio duration to 4.77 years from 4.12 years. This lengthening resulted in additional Investment Growth Strategy purchases, the purchase of long-term tax-free municipal bonds, extending of expected call dates on callable bonds and slower prepayment speeds extending the average lives of mortgage backed securities. The asset duration of 2.44 years at September 30, 1999 is a decrease from the 2.46 years at June 30, 1999.

The EVPE change to rising rates of -4.02% exceeds the target limit of 3.0%. While still above the target limit of 3.0%, the ratio is an improvement from the -4.26% ratio at June 30, 1999. The improvement in this ratio was accomplished by the above mentioned increase in the liability duration while at the same time reducing the asset duration. Management is currently implementing a strategy to lower the ratio below the 3.0% limit by the end of 1999. This strategy involves extending the duration of liabilities. This will be accomplished by offering longer term certificates of deposit and extending the duration on borrowed funds. This strategy is dependent on YNB's ability to sell longer-term certificates of deposit to its customers.

On the asset side, new security purchases will have a shorter duration than the existing portfolio. This should result in a gradual lowering of the investment portfolio duration. Rising interest rates could modestly extend the investment portfolio duration and mitigate to a degree management's actions. Another factor influencing the asset duration is the increased demand for fixed rate loans. Should this demand continue to increase, the ability of management to reduce the overall asset duration will be limited.

Lowering the change in EVPE to the 3.0% limit by year-end will be dependent on management's ability to lower the duration of the earning asset portfolio while at the same time extending the duration of the funding liabilities.

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

                                INDEX TO EXHIBITS

          Exhibit
           Number                           Description                                                Page
-----------------------------------------------------------------------------------------------------------
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


          Exhibit
           Number                            Description                                       Page
--------------------------------------------------------------------------------------------------------
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
                   31, 1998.


          Exhibit
           Number                            Description                                       Page
--------------------------------------------------------------------------------------------------------
(H)               10.26  1994 Stock Option Plan.

(J)               10.27  Lease agreement between Crestwood Construction and the Bank dated May 25, 1998

(K)               10.29  Yardville National Bank Employee Stock Ownership Plan, as amended

(L)               10.30  Lease Agreement between Sycamore Street Associates and the Bank dated October
                         30, 1998

(M)               10.31  List of Subsidiaries of the Registrant

                  27.1   Financial Data Schedule

-------------------------------------------------------------------------------------------------------
           (A)           Incorporated by reference to the Registrant's Annual
                         Report on Form 10-KSB/A filed on July 25, 1995

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


                                            YARDVILLE NATIONAL BANCORP
                                            -----------------------------------
                                                   (Registrant)


Date:  November 15, 1999                    By:  /s/ Stephen F. Carman
       -----------------------------        ------------------------------
                                            Stephen F. Carman
                                            Executive Vice President and
                                            Chief Financial Officer