Form 10-K
period 1999-12-31
YARDVILLE NATIONAL BANCORP
filed 2000-03-30
CIK 787849

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[x]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

      For the fiscal year ended December 31, 1999

      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  ______________ to  ______________

      Commission file number 0-26086

                           YARDVILLE NATIONAL BANCORP
                           --------------------------
             (Exact Name of Registrant as specified in its Charter)


      New Jersey                                         22-2670267
      --------------------------                         ----------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

      2465 Quakerbridge Road, Trenton, New Jersey        08690
      -------------------------------------------        --------
      (Address of principal executive offices)           (Zip Code)

      (609) 585-5100
      ---------------------
      (Registrant's Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Act:
      None

      Securities registered pursuant to Section 12(g) of the Act:
      Common Stock, no par value

Indicate by checkmark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes [X]   No [ ]

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Aggregate market value of voting stock held by non-affiliates (computed by using the average of the closing bid and asked prices on March 24, 2000, in the NASDAQ National Market System: $55,030,992.

Number of shares of common stock, no par value, outstanding as of March 24, 2000: 6,755,794.



                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                                              Part of Form 10-K into
DOCUMENT                                               which Document is Incorporated
                                                       ------------------------------
The following portions of the
Annual Report to Stockholders for fiscal year
ended December 31, 1999:

Selected Historical Consolidated
Financial Data                                                          II

Management's discussion and analysis
of Consolidated Financial Condition and
results of Operations                                                   II

Quarterly financial data (unaudited)                                    II

Consolidated financial statements
and notes to Consolidated Financial
Statements                                                              II

Independent Auditors' Report                                            II

Definitive proxy statement for the 2000
Annual Meeting of Stockholders to be held on
May 2, 2000                                                            III

                                    FORM 10-K

                                      INDEX

                                                                                PAGE
PART I
Item 1.   Business                                                                  1
Item 2.   Properties                                                               16
Item 3    Legal Proceedings                                                        16
Item 4.   Submission of Matters to a Vote of Security Holders                      17

PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholders Matters                                                     17
Item 6.   Selected Financial Data                                                  17
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                      17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk               17
Item 8.   Financial Statements and Supplementary Data                              17
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                      18

PART III

Item 10.  Directors and Executive Officers of the Registrant                       18
Item 11.  Executive Compensation                                                   18
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                               18
Item 13.  Certain Relationships and Related Transactions                           18

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K         18
          Signatures                                                               19
          Index to Exhibits                                                        E-1

                           YARDVILLE NATIONAL BANCORP

                                    FORM 10-K

                                     PART I

                                ITEM 1. BUSINESS

General

      Yardville National Bancorp (the "Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). The Company's business is the ownership and management of The Yardville National Bank, a national banking association and the Company's sole banking subsidiary (the "Bank"). The Company was incorporated under the laws of New Jersey and became the holding company of the Bank in 1985. At December 31, 1999, the Company had total assets of approximately $1,123,598,000, deposits of approximately $743,807,000 and stockholders' equity of approximately $58,825,000.

The Bank

      The Bank received its charter from The Office of the Comptroller of the Currency (the "OCC") in 1924 and commenced operations as a commercial bank in 1925. The Bank currently operates twelve full-service banking offices in Mercer County, New Jersey, six in Hamilton Township, two in Ewing Township, one in East Windsor Township, one in Hopewell Township, one in Trenton and one in Newtown, Pennsylvania. In addition, the Bank operates a Telephone Help Center which serves as a centralized sales and information center for all of the banking offices. The Bank also leases a 45,000 square foot building located in Hamilton Township. This location serves as the headquarters for the Company and the Bank and includes a full service bank branch. The Telephone Help Center is also located in the corporate headquarters building.

      The Bank's principal executive offices are located at 2465 Kuser Road, Trenton, New Jersey.

      The Bank conducts a general commercial and retail banking business. The principal focus of the Bank has been to provide a full range of traditional commercial and retail banking services, including savings and time deposits, letters of credit, checking accounts and commercial, real estate and consumer loans, for individuals and small and medium size businesses in each of the local communities that it serves. The Bank also offers mutual funds and annuity products to its customers.

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

Bank Holding Company Act

      The Bank Holding Company Act requires a "bank holding company" such as the Company to secure the prior approval of the FRB before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank. Applications under the Bank Holding Company Act and the Change in Control Act (see discussion below) are subject to review based upon the record of compliance of the applicant with the Community Reinvestment Act of 1977 ("CRA") as discussed below. In addition, a bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As further discussed below, the Gramm-Lech-Bliley Act of 1999 has established a new kind of bank holding company, called a financial holding company. Bank holding companies that are eligible and make an effective election to be a financial holding company then have substantially broader powers, particularly in the areas of securities and insurance activities. Effective March 13, 2000, the Company has made an effective election to be a financial holding company.

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

Capital Rules

      Under risk-based capital requirements for bank holding companies, the Company is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder may consist of subordinated debt, nonqualifying preferred stock and a limited amount of the loan loss allowance ("tier 2 capital"). At December 31, 1999, the Company's tier 1 capital and total capital ratios were 10.3 percent and 11.5 percent, respectively.

      In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The Company's leverage ratio at December 31, 1999, was 7.9 percent. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Company of any specific minimum tier 1 leverage ratio applicable to it.

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

      The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered adequately capitalized or well capitalized under the prompt corrective action regulations, and the Bank's capital ratios at December 31, 1999:

                                           Adequately         Well                Bank ratios at
                                           Capitalized        Capitalized         December 31, 1999
                                           -----------        -----------         -----------------
Total Risk-Based Capital Ratio                 8.00%              10.00%                11.4%
Tier 1 Risk-Based Capital Ratio                4.00%               6.00%                10.2%
Leverage Ratio                                 4.00%               5.00%                 7.8%

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

      In addition, the Bank is subject to quarterly assessments relating to interest payments on Financing Corporation (FICO) bonds issued in connection with the resolution of the thrift industry crisis. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the BIF and SAIF. The FICO assessments on BIF-insured deposits are set at an annual rate of 0.0212% of assessable deposits.

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

      On November 12, 1999, the Gramm-Leach-Bliley Act (the "Financial Modernization Act" or the "Act") was signed into law. The centerpiece of the Financial Modernization Law are provisions allowing for affiliations among banking, insurance and securities firms under a "financial holding company." The Act establishes certain principles of functional regulation applicable to such affiliated operations, and certain historic exemptions available to banks under various Federal securities laws are significantly scaled back effective in may, 2001. The Act also establishes significant new consumer privacy protections, which are scheduled to come into effect in November, 2000. All financial institutions are required to develop a written privacy policy, and to disclose it to their customers at the time of establishment of the customer relationship and annually thereafter. In addition, the Act imposes stringent restrictions on the disclosure of non-public consumer financial information to third parties. The Act includes a broad range of regulatory changes, including various provisions designed to reduce the regulatory burden on small banks and provisions requiring disclosures of certain types of agreements entered into relating to CRA compliance. The Financial Modernization Act is sweeping legislation that the Company believes will affect the financial services industry for years to come. It is too early to determine the effect the Act will have on the Company or its financial performance.

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

Employees

      At December 31, 1999, the Company employed 222 full-time employees and 29 part-time employees.


Statistical Disclosure

      Statistical disclosure information regarding the Company is included in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," which is incorporated by reference to the Company's 1999 Annual Report to Stockholders.

                               ITEM 2. PROPERTIES

Principal Office

     The principal executive offices of the Company and the Bank are located at 2465 Kuser Road, Hamilton, New Jersey. The Bank leases the offices pursuant to a lease that commenced in October, 1999, has an initial term of 14 years ending in 2013, and is renewable for two additional five-year periods thereafter. The monthly rental payments under the lease are $54,750 during the first five years of the lease. Thereafter, the monthly rental will be adjusted every five years in accordance with a formula based on the Consumer Price Index, provided that the monthly rental payment for any lease period may not vary by more than 3% from the monthly rental payment in the immediately preceding lease period. The Bank has the option to purchase the property at any time after the fifth year of the lease at a purchase price equal to the fair market value of the property at the time the option is exercised. The Bank also maintains a full-service branch office and the Bank's Telephone Help Center in the building. The management and staff of the Company utilize the facilities and equipment of the Bank at these offices. In addition, Yardville National Investment Corporation leases office space in the building from the Bank.

Branch Offices

     The Bank presently maintains 12 branch offices. The Bank owns four banking offices in Hamilton Township, New Jersey, and one banking office in Ewing Township, New Jersey. In addition to the banking branch located in its principal executive offices, the Bank leases the following five additional banking offices in New Jersey and one additional branch office in Newtown, Pennsylvania:

> West Trenton Office: The lease provides for a term of five years ending in 2004 (renewable for two additional five-year periods thereafter) and base monthly rental payments $2,520 during the current term.

> East Windsor Office: As a result of negotiations in April, 1998, the lease provides for a remaining term of six years and seven months ending in 2004 (renewable for two additional five-year periods thereafter) and base monthly rental payments $5416.66 during the current term.

> Trenton Office: The lease provides for a term of five years ending in 2004 (renewable for two additional five-year periods thereafter) and base monthly rental payments $2,105.00 during the current term.

> Nottingham Pointe Office: The Bank opened this branch office in 1996. Effective April 1, 1996, the Bank assumed a lease with a remaining term ending on September 30, 2011 (renewable for six five-year periods thereafter) and base monthly rental payments $5573.53 during the current term.

> Pennington Office: The Bank opened this branch office in 1998. The lease provides for an initial term of five years ending in 2003 (renewable for three additional five-year periods thereafter) and base monthly rental payments $1730.33 during the initial term.

> Newtown Office: The Bank opened this branch office in the first quarter of 1999 under a lease that became effective in 1998. The lease provides for an initial term of five years ending in 2003 (renewable for three additional five-year periods thereafter) and base monthly rental payments $4,670.83 during the initial term.

     The Bank expects to open its third branch office in Ewing Township in April, 2000. The lease will provide for an initial term of five years ending in 2005 (renewable for three additional five-year periods thereafter), no rental payments during the first year of the initial term, and base monthly rental payments of $1,677 during the remainder of the initial term.

                            ITEM 3. LEGAL PROCEEDINGS

      The Company is a party to various legal actions as of December 31, 1999, arising out of the ordinary course of business. Management of the Company does not deem any of the claims against the Company in such matters as material in relation to the Company's financial condition, results of operations or liquidity based on information currently available to the Company.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999, through the solicitation of proxies or otherwise

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The Common Stock is traded in the Nasdaq National Market System. The following table shows the range of high and low closing bid prices of the Common Stock in the Nasdaq National Market System during 1998 and 1999. The prices below reflect the 2.5% stock dividend declared in March 1998. The price quotations reflect inter-dealer quotations without adjustment for retail markup, markdown or commission, and may not represent actual transactions.

                                             Bid Price
                                         -----------------
Year Ended December 31, 1998:            High        Low
-----------------------------           ------      -----
First Quarter                            $19.03      $17.08
Second Quarter                            19.75       16.38
Third Quarter                             16.75       12.00
Fourth Quarter                            14.25       12.00


Year Ended December 31, 1999:
-----------------------------

First Quarter                            $13.88      $12.31
Second Quarter                            13.75       11.63
Third Quarter                             13.75       10.63
Fourth Quarter                            12.63       10.31
Holders

      As of December 31, 1999, the Company had approximately 601 holders of record of the Common Stock.

Dividends

      In 1998, the Company paid four quarterly cash dividends on the Common Stock in the aggregate amount of $1,449,000. In 1999, the Company paid four quarterly cash dividends on the Common Stock in the aggregate amount of $2,037,000. Dividends paid per share in 1999 totaled $0.34. The fourth quarter dividend in 1999 included a special year-end cash dividend of $0.01. Cash dividends are generally paid quarterly or four times a year. All dividend data has been restated to reflect the 2.5% stock dividend declared in March 1998. In the first quarter of 2000, the Company paid a cash dividend in the amount of $.10 per share on the Common Stock. Because substantially all of the funds available for the payment of cash dividends are derived from the Bank, future cash dividends will depend primarily upon the Bank's earnings, financial condition, need for funds, and government policies and regulations applicable to both the Bank and the Company. As of December 31, 1999, the net profits of the Bank available for distribution to the Company as dividends without regulatory approval were approximately $10,288,000. The Company expects to pay quarterly cash dividends for the remaining three quarters in 2000 to holders of Common Stock, subject to the Company's financial condition.

                              ITEMS 6, 7, 7A AND 8

      Information required by items 6, 7, 7A and 8 is provided in the Company's 1999 Annual Report to Stockholders under the captions and on the pages indicated below, and is incorporated by reference:

                                          PAGES IN 1999
CAPTION IN 1999 ANNUAL REPORT             ANNUAL REPORT
TO STOCKHOLDERS                           TO STOCKHOLDERS
---------------                           ---------------
SELECTED HISTORICAL CONSOLIDATED
FINANCIAL DATA                                  11-12

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                       13-36

QUARTERLY FINANCIAL DATA (UNAUDITED)               36

CONSOLIDATED FINANCIAL STATEMENTS
AND NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS                                      37-52

INDEPENDENT AUDITORS' REPORT                       53


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

      None

                                    PART III

                               ITEMS 10 THROUGH 13

      Information required by Items 10 through 13 is provided in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held May 2, 2000. Such information is incorporated by reference. The information contained in the Company's definitive proxy statement under the caption "Organization and Compensation Committee Report" shall not be deemed to be incorporated by reference herein.

                                     PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K

(a)   Exhibits and Financial Statement Schedules

      1.    Financial Statements

      The following financial statements are incorporated herein by reference to the Company's 1999 Annual Report to Stockholders:

      -     Consolidated Statements of Condition

      -     Consolidated Statements of Income

      -     Consolidated Statements of changes in Stockholders' Equity

      -     Consolidated Statements of Cash Flows

      -     Notes to Consolidated Financial Statements

      -     Independent Auditors' Report

      2.    Financial Statement Schedules

            None

      3.    Exhibits

            The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page E-1.

(b)         Reports on Form 8-K
            No reports on Form 8-K were filed during the three months ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized on March 22, 2000.


                                          YARDVILLE NATIONAL BANCORP


                                          By: /s/     Patrick M. Ryan
                                          -------------------------------------
                                          Patrick M. Ryan, President and
                                          Chief Executive Officer


      Signatures                          Title
      ----------                          -----
      /s/ Jay G. Destribats               Chairman of the Board and Director
      ----------------------------
      Jay G. Destribats


      /s/ Patrick M. Ryan                 Director, President and
      ----------------------------        Chief Executive Officer
      Patrick M. Ryan


      /s/ Stephen F. Carman               Treasurer, Secretary,
      ----------------------------        Principal Financial Officer
      Stephen F. Carman                   and Principal Accounting Officer



      /s/ C. West Ayres                   Director
      ----------------------------
      C. West Ayres


      /s/ Elbert G. Basolis, Jr.          Director
      ----------------------------
      Elbert G. Basolis, Jr.


      /s/ Lorraine Buklad                 Director
      ----------------------------
      Lorraine Buklad


      /s/ Anthony M. Giampetro            Director
      ----------------------------
      Anthony M. Giampetro


      /s/ Sidney L. Hofing                Director
      ----------------------------
      Sidney L. Hofing


      /s/ James J. Kelly                  Director
      ----------------------------
      James J. Kelly

      Signatures                            Title
      ----------                            -----
      /s/ Gilbert W. Lugossy              Director
      ---------------------------
      Gilbert W. Lugossy

      /s/ Louis R. Matlack                Director
      ---------------------------
      Louis R. Matlack

      /s/ Weldon J. McDaniel, Jr.         Director
      ---------------------------
      Weldon J. McDaniel, Jr.

      /s/ F. Kevin Tylus                  Director
      ---------------------------
      F. Kevin Tylus

                                INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                          DESCRIPTION                               PAGE
--------------------------------------------------------------------------------------
(G)          3.1 Restated Certificate of Incorporation of the Company,
                 as amended by the Certificate of Amendment thereto
                 filed on March 6, 1998.

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

            10.5 Employment Contract between Registrant and Richard A.
                 Kauffman

            10.6 Employment Contract between Registrant and Mary C.
                 O'Donnell

            10.7 Employment Contract between Registrant and Frank
                 Durand III

(D)         10.8 Salary Continuation Plan for the Benefit of Patrick M.
                 Ryan

       EXHIBIT
       NUMBER                          DESCRIPTION                               PAGE
--------------------------------------------------------------------------------------
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

(L)         10.14 Lease between Carduner's Property Partnership and the
                  Bank

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

(L)         10.22 Employment Contract between Registrant and Timothy J.
                  Losch

(G)         10.23 Survivor Income Plan for the Benefit of Timothy J.
                  Losch

(G)         10.24 Lease Agreement between the Ibis Group and the Bank dated
                  July 1997

(H)         10.25 Lease Agreement between Hilton Realty Co. of Princeton and the bank dated March 31, 1998.

       EXHIBIT
       NUMBER                          DESCRIPTION                               PAGE
--------------------------------------------------------------------------------------
(H)         10.26 1994 Stock Option Plan.

(J)         10.27 Lease agreement between Crestwood Construction and the
                  Bank dated May 25, 1998

(K)         10.29 Yardville National Bank Employee Stock Ownership Plan,
                  As amended

(L)         10.30 Lease Agreement between Sycamore Street Associates and the Bank dated October 30, 1998

            10.32 Employment Contract between Registrant and Kathleen A.
                  Fone

            13.1 1999 Annual Report to Stockholders

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