Form 10-Q
period 2000-03-31
YARDVILLE NATIONAL BANCORP
filed 2000-05-15
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10 Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934 For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
         For transition period from

                  Commission File Number:  0-26086

                           YARDVILLE NATIONAL BANCORP
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                                   22-2670267
-------------------------------               --------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                   2465 Kuser Road, Hamilton, New Jersey 08690
       -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (609) 585-5100
       -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 2, 2000, the following class and number of shares were outstanding:

Common Stock, no par value                               6,755,794
--------------------------                       ----------------------------
       Class                                     Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1            FINANCIAL INFORMATION                                PAGE NO.
-------------------------------------------------------------------------------

Item 1.        Financial Statements

               Consolidated Statements of Condition
               March 31, 2000 and December 31, 1999

               Consolidated Statements of Income
               Three months ended March 31, 2000 and 1999

               Consolidated Statements of Cash Flows
               Three months ended March 31, 2000 and 1999

               Notes to Consolidated Financial Statements

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures
               About Market Risk

PART 2         OTHER INFORMATION
--------------------------------------------------------------------------------

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

SIGNATURES

Exhibit 27.1 Financial Data Schedule

Item 1.  Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                                      March 31,     December 31,
------------------------------------------------------------------------------------------------
(in thousands, except share data)                                       2000            1999
------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks ..........................................   $    18,087    $    17,582
Federal funds sold ...............................................        34,190          8,035
------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents ...................................        52,277         25,617
------------------------------------------------------------------------------------------------
Interest bearing deposits with banks .............................         1,825            955
Securities available for sale ....................................       328,999        309,298
Investment securities (market value of $99,723 in 2000 and
$100,121 in 1999) ................................................       107,874        108,167
Loans ............................................................       696,475        646,737
     Less:  Allowance for loan losses ............................        (9,478)        (8,965)
------------------------------------------------------------------------------------------------
     Loans, net ..................................................       686,997        637,772
Bank premises and equipment, net .................................         9,254          9,400
Other real estate ................................................         2,451          2,585
Other assets .....................................................        31,249         29,804
------------------------------------------------------------------------------------------------
     Total Assets ................................................   $ 1,220,926    $ 1,123,598
------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Deposits
     Non-interest bearing ........................................   $    92,263    $    90,219
     Interest bearing ............................................       704,049        653,588
------------------------------------------------------------------------------------------------
     Total Deposits ..............................................       796,312        743,807
------------------------------------------------------------------------------------------------
Borrowed funds
     Securities sold under agreements to repurchase ..............        26,942         45,000

     Federal Home Loan Bank advances .............................       312,287        250,293
     Obligation to Employee Stock Ownership Plan (ESOP) ..........         1,500          1,600
     Other .......................................................         1,098          1,796
------------------------------------------------------------------------------------------------
     Total Borrowed Funds ........................................       341,827        298,689
Company - obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust holding solely junior
     Subordinated Debentures of the Company ......................        11,500         11,500
Other liabilities ................................................        12,570         10,777
------------------------------------------------------------------------------------------------
     Total Liabilities ...........................................   $ 1,162,209    $ 1,064,773
------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
Common Stock:  no par value
     Authorized 12,000,000 shares
     Issued 6,927,794 in 2000
          and 6,917,794 shares in 1999 ...........................        40,091         40,052
Surplus ..........................................................         2,205          2,205
Undivided profits ................................................        29,183         27,462
Treasury stock, at cost, 172,000 shares in 2000 and 1999 .........        (3,030)        (3,030)
Unallocated ESOP shares ..........................................        (1,500)        (1,600)
Accumulated other comprehensive loss .............................        (8,232)        (6,264)
------------------------------------------------------------------------------------------------
     Total Stockholders' Equity ..................................        58,717         58,825

     Total Liabilities and Stockholders' Equity ..................   $ 1,220,926    $ 1,123,598
------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                        Three Months Ended
                                                                              March 31,
--------------------------------------------------------------------   --------------------
(in thousands, except per share amounts)                                 2000        1999
--------------------------------------------------------------------   --------    --------
INTEREST INCOME:
Interest and fees on loans .........................................   $ 14,354    $ 10,711
Interest on deposits with banks ....................................         15          19
Interest on securities available for sale ..........................      5,446       2,853

Interest on investment securities:
     Taxable .......................................................      1,190         597
     Exempt from Federal income tax ................................        384         258
Interest on Federal funds sold .....................................        213         160
--------------------------------------------------------------------   --------    --------
     Total Interest Income .........................................     21,602      14,598
--------------------------------------------------------------------   --------    --------
INTEREST EXPENSE:
Interest on savings account deposits ...............................      1,588       1,095
Interest on certificates of deposit of $100,000 or more ............      1,211         491
Interest on other time deposits ....................................      5,462       3,801
Interest on borrowed funds .........................................      4,330       2,528
Interest on trust preferred securities .............................        266         266
--------------------------------------------------------------------   --------    --------
     Total Interest Expense ........................................     12,857       8,181
--------------------------------------------------------------------   --------    --------
     Net Interest Income ...........................................      8,745       6,417
Less provision for loan losses .....................................        800         650
--------------------------------------------------------------------   --------    --------
     Net Interest Income After Provision for Loan Losses ...........      7,945       5,767
--------------------------------------------------------------------   --------    --------
NON-INTEREST INCOME:
Service charges on deposit accounts ................................        377         308
(Losses) gains on sales of mortgages, net ..........................        (21)         15
Securities (losses) gains, net .....................................        (45)         15
Other non-interest income ..........................................        422         390
--------------------------------------------------------------------   --------    --------
      Total Non-Interest Income ....................................        733         728
--------------------------------------------------------------------   --------    --------
NON-INTEREST EXPENSE:
Salaries and employee benefits .....................................      2,808       2,291
Occupancy expense, net .............................................        622         313
Equipment expense ..................................................        468         362
Other non-interest expense .........................................      1,424       1,379
--------------------------------------------------------------------   --------    --------
     Total Non-Interest Expense ....................................      5,322       4,345
--------------------------------------------------------------------   --------    --------
Income before income tax expense ...................................      3,356       2,150
Income tax expense .................................................        960         596
--------------------------------------------------------------------   --------    --------
     Net Income ....................................................   $  2,396    $  1,554
--------------------------------------------------------------------   --------    --------
EARNINGS PER SHARE:
Basic ..............................................................   $   0.36    $   0.31
Diluted ............................................................   $   0.36    $   0.31
--------------------------------------------------------------------   --------    --------
Weighted average shares outstanding:
Basic ..............................................................      6,659       5,003
Diluted ............................................................      6,675       5,030
--------------------------------------------------------------------   --------    --------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Three Months Ended
                                                                                 March 31,
---------------------------------------------------------------------------------------------------
(in thousands)                                                             2000           1999
---------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                              $   2,396       $   1,554
Adjustments:
     Provision for loan losses                                                800             650
     Depreciation                                                             376             269
     Amortization and accretion                                                55             196
     Losses (gains) on sales of securities available for sale                  45             (15)
     Loss on sales of other real estate                                        16               1
     Write down of other real estate                                           75             250
      Increase in other assets                                               (384)         (2,266)
     Increase in other liabilities                                          1,792             577
---------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                              5,171           1,216
---------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Net (increase) decrease in interest bearing deposits with banks         (870)         (1,051)
     Purchase of securities available for sale                            (59,434)        (45,771)
     Maturities, calls, and paydowns of securities available for sale       6,156          13,106
     Proceeds from sales of securities available for sale                  30,462           8,027
     Proceeds from maturities and paydowns of investment Securities           767           1,036
     Purchase of investment securities                                       (487)        (46,673)
     Net increase in loans                                                (50,080)        (53,377)
     Expenditures for bank premises and equipment                            (230)           (656)
     Proceeds from sale of other real estate                                   98             374
---------------------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                                (73,618)       (124,985)
---------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                              25,045             122
     Net increase in certificates of deposit                               27,460          83,900
     Net increase in borrowed funds                                        43,138          51,950
     Proceeds from issuance of common stock                                    39           2,053
     Decrease (increase) in unallocated ESOP shares                           100          (1,900)
     Treasury shares acquired                                                --               (22)
     Dividends paid                                                          (675)           (410)
---------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                             95,107         135,693
---------------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents                             26,660          11,924
     Cash and cash equivalents as of beginning of period                   25,617          16,526
---------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                           $  52,277       $  28,450
---------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest expense                                                 11,788           8,503
          Income taxes                                                        100             301
---------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers to other real estate from loans,
            net of charge offs                                                 55             525
---------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2000
(Unaudited)

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

The consolidated financial data as of and for the three months ended March 31, 2000 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the result of operations that might be expected for the entire year ending December 31, 2000.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp (the "Holding Company") and its subsidiaries, Yardville Capital Trust (the "Trust") and The Yardville National Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Yardville National Investment Corporation, Brendan, Inc., Nancy Beth, Inc., Jim Mary, Inc., Yardville Real Estate Corporation, YNB Financial Services, Inc., YNB Realty Inc., and Capital Development, Inc., (collectively, "YNB"). All significant inter-company accounts and transactions have been eliminated. Brendan, Inc., Nancy Beth, Inc. and Jim Mary, Inc. are utilized for the control and disposal of other real estate properties. Yardville Real Estate Corporation is utilized to hold Bank branch properties, YNB Financial Services, Inc., provides alternative investment services, and YNB Realty, Inc., a real estate investment trust, is utilized to more effectively manage a portion of the Bank's real estate related loans. Capital Development is utilized for nontraditional lending opportunities.

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

2.       Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended March 31, 2000 and 1999 were 6,659,000 and 5,003,000 respectively. For the diluted net income per share computation, potential common stock of 16,000 and 27,000 are included for the three months ended March 31, 2000 and 1999, respectively.

3.       Comprehensive Income

Listed below is the statement of comprehensive income for three months ended March 31, 2000 and 1999.

                                                                               Three Months Ended
    Comprehensive Income                                                         March 31, 2000
   --------------------------------------------------------------------------------------------------
   (in thousands)                                                            2000               1999
   --------------------------------------------------------------------------------------------------
   Net Income                                                            $    2,396         $  1,554
   --------------------------------------------------------------------------------------------------
   Other comprehensive loss
        Net change in unrealized loss for the period,
              Net of tax                                                      (1,968)           (640)
        Reclassification of realized net (loss) gain on sale of
             Securities available for sale, net of tax                           (45)             10
   --------------------------------------------------------------------------------------------------
        Holding loss arising during the period,
             net of tax and reclassification                                  (2,013)           (630)
   --------------------------------------------------------------------------------------------------
        Reclassification adjustment for realized net
             Loss (gain), net of tax                                             45              (10)
   --------------------------------------------------------------------------------------------------
   Other comprehensive loss for the period, net of tax                        (1,968)           (640)
   --------------------------------------------------------------------------------------------------
   Total comprehensive income                                            $       428        $    914
   ==================================================================================================

4.       Employee Stock Ownership Plan

The Bank established an Employee Stock Ownership Plan and related trust ("ESOP") for eligible employees. The ESOP is a tax-qualified plan subject to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Employees with twelve months of employment with the Bank and who have worked at least 1,000 hours are eligible to participate. The ESOP borrowed $2,000,000 from an unaffiliated financial institution and purchased 155,340 shares of common stock, no par value, of the Holding Company. Shares purchased by the ESOP are held in a suspense account pending allocation among participants as the loan is repaid.

Compensation expense is recognized based on the fair value of the stock when it is committed to be released. Compensation expense amounted to $54,089 and $100,000 for the three months ended March 31, 2000 and 1999 respectively. The fair value of unearned shares at March 31, 2000 is $1,115,000.

Unallocated shares are deducted from common shares outstanding for earnings per share purposes with shares which are committed to be released during the year added back into weighted average shares outstanding.

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES (YNB)

Item 2:  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

This financial review presents management's discussion and analysis of the financial condition and results of operations. It should be read in conjunction with the 1999 Annual Report to stockholders and Form 10-K for the fiscal year ended December 31, 1999 as well as with the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q.

This Form 10-Q report contains express and implied statements relating to the future financial condition, results of operations, plans, objectives, performance, and business of YNB, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, and financial and other goals. Actual results may differ materially from those expected or implied as a result of certain risks and uncertainties, including, but not limited to, changes in economic conditions, interest rate fluctuations, continued levels of loan quality and origination volume, competitive product and pricing pressures within YNB's markets, continued relationships with major customers including sources for loans and deposits, personal and corporate customers' bankruptcies, legal and regulatory barriers and structure, inflation, and technological changes, as well as other risks and uncertainties detailed from time to time in the filings of YNB with the U.S. Securities and Exchange Commission.

Financial Condition

Assets

Total consolidated assets at March 31, 2000 were $1,220,926,000, an increase of $97,328,000 or 8.7% compared to $1,123,598,000 at December 31, 1999. The growth in YNB's asset base during the three months of 2000 was primarily due to increases in loans (primarily commercial loans), Federal funds sold, and available for sale securities. The increase in the loan portfolio was the product of YNB's philosophy of relationship banking and reputation as a business lender in the marketplace. YNB's asset base includes US agency securities of approximately $248,705,000 purchased utilizing primarily repurchase agreements and Federal Home Loan Bank advances (Investment Growth Strategy). The Investment Growth Strategy securities at March 31, 2000 increased $20,295,000 or 8.9% from the reported total of $228,410,000 at December 31, 1999. The primary goals of the Investment Growth Strategy, improving return on equity and earnings per share, continue to be achieved.

Federal funds sold

At March 31, 2000 Federal funds sold totaled $34,190,000 compared to $8,035,000 at December 31, 1999. The higher amount of Federal funds sold at March 31, 2000 was primarily due to increased certificate of deposit (CD) balances and borrowed funds raised to fund loan growth and effectively manage liquidity. Average Federal funds sold for the three months of 2000 was $14,794,000 compared to $14,000,000 for the same period in 1999. Management remains focused on maintaining adequate liquidity to fund loan growth and to improve the liquidity profile of YNB.

Securities

The following tables present the amortized cost and market value of YNB's securities portfolios as of March 31, 2000 and December 31, 1999.


Available For Sale Securities                     March 31, 2000                       December 31, 1999
------------------------------------------------------------------------       --------------- ----------------
                                               Amortized         Market             Amortized         Market
(in thousands)                                   Cost            Value                Cost            Value
------------------------------------------------------------------------       --------------- ----------------
U.S. Treasury securities and
     Obligations of other U.S.
     government agencies                       $ 123,519      $ 118,539             $ 117,496        $ 112,731
Mortgage-backed securities                       194,477        186,982               170,775          166,164
Corporate obligations                              6,132          5,943                 5,783            5,522
All other securities                              17,535         17,535                24,881           24,881
------------------------------------------------------------------------       --------------- ----------------
Total                                          $ 341,663      $ 328,999             $ 318,935        $ 309,298
========================================================================       =============== ================

Investment Securities                             March 31, 2000                       December 31, 1999
------------------------------------------------------------------------       --------------- ----------------
                                               Amortized         Market            Amortized          Market
(in thousands)                                   Cost            Value                Cost             Value
------------------------------------------------------------------------       --------------- ----------------
Obligations of other U.S.
     government Agencies                       $  69,184      $  63,924             $  69,184        $  63,992
Obligations of state and
     political subdivisions                       32,032         29,512                31,892           29,281
Mortgage-backed securities                         6,658          6,287                 7,091            6,848
------------------------------------------------------------------------       --------------- ----------------
Total                                          $ 107,874      $  99,723             $ 108,167        $ 100,121
========================================================================       =============== ================


Securities represented 35.8% of total assets at March 31, 2000 and 37.2% at December 31, 1999. Total securities increased $19,408,000 or 4.6% at March 31, 2000 to $436,873,000, compared to $417,465,000 at year-end 1999. The available for sale portfolio represents 75.3% of the total security holdings of YNB at March 31, 2000, compared to 74.1% at year-end 1999.

The net unrealized loss on available for sale securities was $12,664,000 as of March 31, 2000 and was $9,637,000 at December 31, 1999. Net unrealized loss, net of tax effect, was $8,232,000 as reported in Accumulated Other Comprehensive Loss in Stockholders' Equity at March 31, 2000, and $6,264,000 reported at December 31, 1999. The increase in the unrealized loss on available for sale securities is primarily due to the changes in interest rates from December 31, 1999 to March 31, 2000 and the increased size of the available for sale securities portfolio.

Securities available for sale increased $19,701,000 or 6.4% at March 31, 2000 when compared to the December 31, 1999 balance of $309,298,000. The largest increase was in mortgage-backed securities, which increased $20,818,000 and this increase was the major factor for the increase in securities available for sale. Mortgage-backed securities purchased were primarily comprised floating rate CMO's which grew by $23,800,000 and that increase was offset by paydowns in fixed and adjustable rate mortgage backed securities. Floating rate CMO's have been purchased to improve the performance of the investment portfolio in a rising rate environment. U.S. Treasury and other U.S. agency obligations increased $5,808,000 or 5.2%. The growth was primarily in shorter term callable bonds purchased to improve YNB's liquidity profile.

Investment securities decreased $293,000 or 0.3% to $107,874,000 at March 31, 2000 from $108,167,000 at December 31, 1999. The decrease was due to a modest increase in obligations of state and political subdivisions offset by principal paydowns on mortgage backed securities.

The Investment Growth Strategy securities increased $20,295,000 over the year-end 1999 level. The largest increase was in floating rate US agency collateralized mortgage obligations, which increased $15,904,000 and accounted for 78.4% of the total increase. The next largest growth was in US agency callable bonds that increased $7,007,000. Modest reductions were recorded in fixed rate mortgage backed securities, which decreased by $1,736,000 as a result of paydowns and floating rate mortgage backed securities, which decreased, by $880,000 as a result of paydowns. At March 31, 2000, the Investment Growth Strategy portfolio was comprised of 73.6% of fixed rate securities and 26.4% of adjustable or floating rate securities compared to 77.8% fixed rate securities and 22.1% adjustable rate securities at year end 1999.

Loans

Total loans, net of unearned income, increased $49,738,000 or 7.7% at March 31, 2000 to $696,475,000 from $646,737,000 at December 31, 1999. This growth was in line with the growth experienced in the first quarter of 1999 of $52,606,000. YNB's loan portfolio represented 57.0% of total assets at March 31, 2000 compared to 57.6% at December 31, 1999. YNB's lending focus continues to be on commercial and industrial loans, and commercial real estate loans. The ability of YNB to enter into larger loan relationships and management's philosophy of relationship banking are key factors in continued strong loan growth. Strong competition from both bank and nonbank competitors could result in comparatively lower yields on new and established lending relationships. In addition, borrowers' concerns over the economy, real estate prices and rising interest rates could all be factors in slowing future loan growth. Management anticipates continued loan growth for the second quarter of 2000 but not at the same level as the first quarter of 2000. Continued profitable loan growth is a key factor in meeting earnings growth goals.

Loan Portfolio Composition
-----------------------------------------------------------------------------
 (in thousands)                    3/31/00    12/31/99     Change    % change
-----------------------------------------------------------------------------
Commercial real estate           $ 261,663   $ 251,534   $  10,129       4.0%
Real estate - mortgage
     Residential                   123,203     110,293      12,910      11.7
     Home equity                    23,577      23,614         (37)      0.2
Commercial and industrial          173,298     150,629      22,669      15.0
Real Estate - construction          75,080      70,933       4,147       5.8
Consumer                            27,465      27,494         (29)      0.1
Other loans                         12,189      12,240         (51)      0.4
-----------------------------------------------------------------------------
Total loans                      $ 696,475   $ 646,737   $  49,738       7.7%
=============================================================================

The table above lists the loan growth by type for the period of December 31, 1999 to March 31, 2000. Commercial and industrial loans had the greatest growth, increasing $22,669,000 or 15.0%, and accounted for 45.6% of the increase in total loans. Commercial real estate loans increased $10,129,000 or 4.0% so that commercial loan types accounted for 65.9% of the total loan increase in the first quarter of 2000. YNB continued success in generating commercial loan growth is based on several factors. First, management's focus on commercial lending has resulted in YNB's growing reputation as a business lender in our expanding market place. Second, YNB's larger legal lending limit allows for increased loans to both new and existing customers. YNB also experienced growth of $4,147,000 or 5.8% in Real Estate construction loans and $12,910,000 or 11.7% in Real Estate residential mortgage loans. Home Equity loans, Consumer loans and Other loans all experienced modest decreases in the first quarter of 2000, with the aggregate decrease in such loans being $117,000. Strong competition for quality consumer loans is a key factor in the modest reduction in outstanding Consumer and Home Equity loans

Liabilities

The following table provides information concerning YNB's deposit base at March 31, 2000 and December 31, 1999.

Deposits
-------------------------------------------------------------------------------
(in thousands)                         3/31/00   12/31/99    Change    % Change
-------------------------------------------------------------------------------
Non-interest bearing demand
     Deposits                        $  92,263  $  90,219   $   2,044     2.3%
Interest bearing demand deposits        69,169     61,483       7,686    12.5
Money market deposits                   75,281     57,143      18,138    31.7
Savings deposits                        77,473     80,300      (2,287)    3.5
Certificates of deposit of $100,000
     or over                            89,066     72,528      16,538    22.8
Other time deposits                    393,060    382,134      10,926     2.9
-------------------------------------------------------------------------------
Total                                $ 796,312  $ 743,807   $  52,505     7.1%
===============================================================================

YNB's deposit base is the principal source of funds supporting interest-earning assets. Total deposits increased $52,505,000 or 7.1% to $796,312,000 at March 31, 2000 compared to $743,807,000 at December 31, 1999. In January 2000, YNB increased the rates on its Premier Money Market Accounts for both business and personal customers and launched an aggressive advertising and calling campaign to promote the higher rates. Management's goal is to fund asset growth with lower costing and more stable money market account balances instead of higher costing certificates of deposit. Certificates of deposit were also competitively priced in the first quarter of 2000 to fund new loan growth and improve liquidity. Certificates of deposits continued to be an important source of funding for YNB in the first quarter of 2000. Certificates of deposit of $100,000 or over increased $16,538,000 or 22.8% to $89,066,000 from $72,528,000 and accounted for 31.5% of the total deposit growth for the period. Other time deposits increased $10,926,000 or 2.9% to $393,060,000 from $382,134,000 at
December 31, 1999. Growth in certificates of deposit accounted for 52.3% of the total increase in deposits in the first quarter of 2000. The strong growth recorded in other deposit types has resulted in certificates of deposit decreasing to 60.5% of total deposits at March 31, 2000 from 61.1% at year-end 1999. In March of 1998, YNB began to market its certificates of deposit through a nationwide computer based service. This service allows YNB to have access to a wider market to raise needed funding. At March 31, 2000, YNB had $121,617,000 in outstanding certificates of deposit raised through this service. This includes $20,987,000 raised in the first quarter of 2000. Management anticipates that this market will continue to play an important role in funding future asset growth.

Noninterest bearing demand deposits increased $2,044,000 or 2.3% to $92,263,000 as of March 31, 2000 when compared to $90,219,000 at December 31, 1999. This increase is partially due to the normal fluctuations in demand deposit balances but also reflects management's ongoing efforts to capture the deposit relationships of both new and existing customers.

Interest bearing demand deposits increased $7,686,000 or 12.5% to $69,169,000 at March 31, 2000 from $61,483,000 at year-end 1999. In addition, money market balances increased $18,138,000 or 31.7% to 75,281,000 at March 31, 2000 from
$57,143,000 at December 31, 1999. This increase resulted from the higher rate, on a tiered basis, and aggressive marketing campaign of the Premier Money Market Account conducted by YNB. Savings deposits decreased $2,287,000 or 3.5% to $77,473,000 at March 31, 2000 from $80,300,000 at December 31, 1999. A key factor for this decline was the migration of accounts from lower yielding savings to higher yielding money market accounts.

While it is management's intention to fund earning asset growth with the lowest cost deposits, core deposit growth levels, excluding certificates of deposit, are not adequate to meet current or projected loan demand. YNB's ability to generate lower cost deposits is critical to achieving earnings targets. The continuing reliance on higher cost certificates of deposit to fund asset growth is a major factor in the continued pressure on YNB's net interest margin.

YNB continues to seek lower cost funding sources. In January 2000, YNB introduced YNB Online, PC based home and business banking service. This service will allow customers to have greater access to their accounts and should help to make YNB's deposits products more competitive in the market place. Another source of low cost funds is the opening of new branches to serve a wider market area. In April 2000, YNB opened its first supermarket branch located in Ewing Township, New Jersey. Management believes that this branch should be a strong source of both core deposits and consumer loans. In addition, the preparations to open a branch in Burlington County, New Jersey which is located directly south of Mercer County, continue and management anticipates opening the branch in the third quarter of 2000. Management intends to seek and evaluate opportunities for additional branches. Management believes that expanding the branch network to tap new deposit markets is the best solution for generating lower cost funds to support asset growth.

Borrowed Funds

Borrowed funds totaled $341,827,000 at March 31, 2000, an increase of $43,138,000 or 14.4% when compared to $298,689,000 at December 31, 1999. The majority of the increase was in Federal Home Loan Bank advances (FHLB) used to fund the purchase of Investment Growth Strategy assets, replace callable repurchase agreements that have been called, and to provide funds to support earning asset growth. Approximately $247,942,000 or 72.5% of borrowed funds at March 31, 2000 are related to the Investment Growth Strategy. The majority of this funding consisted of callable FHLB advances. Management continues to closely monitor the mix of funding used to support the Investment Growth Strategy. In replacing funding as Investment Growth Strategy funding matures or is called, management evaluates several factors: the future outlook for interest rates, interest rate risk, the trade off between maximizing current income or preserving longer term earnings and other relevant factors. Management anticipates that funding costs associated with borrowed funds will increase as shorter term repurchase agreement mature and callable funding at below market rates are called. At March 31, 2000, $236,000,000 or 95.2% of the Investment Growth Strategy funding was in callable funding compared to $220,000,000 or 97.8% at December 31, 1999

Securities sold under agreements to repurchase totaled $26,942,000 at March 31, 2000 compared to $45,000,000 at December 31, 1999. $20,000,000 or 74.2% of the
repurchase agreements outstanding at March 31, 2000 were callable compared to $40,000,000 or 88.9% at December 31, 1999. Callable repurchase agreements have terms of ten years and call dates of one year or longer. With the recent rise in interest rates, management anticipates that repurchase agreement costs will rise as shorter-term repurchase agreements mature and below market rate callable repurchase agreements are called and are replaced at higher market rates.

YNB had FHLB advances outstanding of $312,287,000 at March 31, 2000, an increase of $61,994,000 or 24.8% when compared to $250,293,000 at December 31, 1999. YNB continues to utilize callable FHLB advances to fund both Investment Growth Strategy purchases as well as other earning assets. In the first quarter of 2000, as funding was called or matured, management replaced this funding with callable funding having relatively shorter call periods. This has helped to reduce the impact of higher rates on borrowing costs. At March 31, 2000 callable advances totaled $283,500,000 or 90.8% of advances outstanding compared to $239,500,000 or 95.7% at December 31, 1999. Callable FHLB advances have terms of ten years and are callable after periods ranging from one to five years. There are $127,500,000 in callable advances with call dates in 2000 outstanding as of March 31, 2000. Management anticipates that, if rates continue to rise, some or all of these advances will be called and will have to be replaced with higher costing advances.

Borrowed funds included $1,500,000 related to the ESOP. The ESOP purchased 155,340 shares of the common stock, no par value, of the Holding Company with a loan from a nonaffiliated financial institution. The financing is for a term of five years with an interest rate of 7.00% and a maturity date in 2004. The interest rate is fixed for the period of the loan, and the loan will be repaid in equal monthly installments over the term of the loan. The shares purchased by the ESOP were used as collateral for the loan. The Holding Company guarantees the repayment of the loan.

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

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On October 16, 1997, the Holding Company through the Trust, completed the sale of $11,500,000, of 9.25% Trust Preferred Securities to the public. For regulatory capital purposes the entire amount of the issue is treated as Tier 1 capital at the Holding Company level.

Capital

Stockholders' equity at March 31, 2000 totaled $58,717,000, a decrease of $108,000 or 0.2% compared to $58,825,000 at December 31, 1999. This net decrease resulted from the following factors:

(i) YNB earned net income of $2,396,000 for the period and paid cash dividends of $675,000.

(ii) The unrealized loss on available for sale securities was $8,232,000 at March 31, 2000 compared to an unrealized loss of $6,264,000 at December 31, 1999. This increase in the unrealized loss resulted in a $1,968,000 reduction in stockholders' equity.

(iii)    YNB received $39,000 in proceeds from exercised options.

(iv) A reduction in commitment to ESOP of $100,000 to $1,500,000 at March 31, 2000 from $1,600,000 resulted in an increase of $100,000 in Stockholders' equity.

While total Stockholders' equity declined $108,000, Tier one regulatory capital increased $1,859,000 or 2.4% and Total regulatory capital increased $2,372,000 or 2.8%. The following table sets forth regulatory capital ratios for the Holding Company and the Bank as of March 31, 2000 and December 31, 1999.

                                       Amount                    Ratios
--------------------------------------------------------------------------------
dollars in thousands           03/31/00       12/31/99     03/31/00    12/31/99
--------------------------------------------------------------------------------
Risk-based capital:
     Tier 1:
          Holding Company      $  78,438   $   76,579          9.8%      10.3%
          Bank                    77,913       76,279          9.6       10.2
--------------------------------------------------------------------------------
     Total:
          Holding Company         87,916       85,544         10.9       11.5
          Bank                    87,390       85,244         10.8       11.4
--------------------------------------------------------------------------------
Tier 1 leverage:
          Holding Company         78,438       76,579          6.7        7.9
          Bank                    77,913       76,279          6.6        7.8
--------------------------------------------------------------------------------

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of 4.0%; a Tier 1 risk-based asset capital ratio of 4.0% and a total risked based capital ratio of 8.0%. To be considered "well capitalized" an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At March 31, 2000, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is management's goal to provide YNB with adequate capital to continue to support asset growth and maintain both the Bank and Holding Company as well capitalized institutions.

Credit Quality

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of March 31, 2000 and December 31, 1999.

Nonperforming Assets
----------------------------------------------------------------------------
(in thousands)                                        03/31/00      12/31/99
----------------------------------------------------------------------------
Nonaccrual loans:
     Commercial and industrial                          $1,446       $  676
     Real estate - mortgage                              2,787        1,189
     Real estate - construction                            200         --
     Consumer                                               11           12
     Other                                                 312          312
---------------------------------------------------------------------------
          Total                                          4,756        2,189
---------------------------------------------------------------------------
Restructured loans                                         532          540
---------------------------------------------------------------------------
Loans 90 days or more past due:
     Commercial and industrial                              57           46
     Real estate - mortgage                                502          277
     Consumer                                                1           26
---------------------------------------------------------------------------
          Total                                            560          349
---------------------------------------------------------------------------
Total nonperforming loans                                5,848        3,078
---------------------------------------------------------------------------
Other real estate                                        2,451        2,585
---------------------------------------------------------------------------
Total nonperforming assets                              $8,299       $5,663
===========================================================================

Allowance for loan losses to total loans, end of
 period                                                   1.36%        1.39%
Allowance for loan losses to nonperforming
 loans, end of period                                   162.07%      291.26%
============================================================================

At March 31, 2000, nonperforming loans, which are loans 90 days and more past due, restructured loans and nonaccrual loans, totaled $5,848,000, a $2,770,000 or 90.0% increase from the $3,078,000 at December 31, 1999. The increase in nonperforming loans was primarily due to a $1,598,000 increase in nonaccrual Real Estate loans and a $770,000 increase in nonaccrual commerical and industrial loans since year-end 1999. One loan relationship totaling $1,711,000 accounted for 61.8% of the total increase in nonperforming loans.

Other real estate (O.R.E.) at March 31, 2000 totaled $2,451,000, a $134,000 or 5.2% decrease when compared to $2,585,000 at December 31, 1999. Management uses an active strategy to liquidate these assets and re-deploy the proceeds into earning assets.

Nonperforming assets at March 31, 2000 totaled $8,299,000 a $2,636,000 or 46.5% increase from the $5,663,000 level at December 31, 1999. Total nonperforming assets as a percentage of total assets were 0.68% at March 31, 2000 compared to 0.50% at December 31, 1999. The increase in nonperforming assets resulted from the higher nonperforming loans partially offset by a reduction in Other real estate.

Allowance for Loan Losses

The allowance for loan losses totaled $9,478,000 at March 31, 2000, an increase of $513,000 from the $8,965,000 at year-end 1999. The provision for loan losses for the first three months of 2000 was $800,000 compared to $650,000 for the same period of 1999. Gross chargeoffs were $350,000 for the first quarter of 2000 compared to $271,000 for the same period in 1999. Gross recoveries were $63,000 for the first quarter of 2000 compared to $25,000 for the same period in 1999. Annualized net chargeoffs as a percentage of average loans were 0.17% for both the first quarter of 2000 and for the year ended December 31, 1999. Management maintains the allowance for loan losses at a level determined in accordance with management's documented allowance adequacy methodology. It is management's assessment, based on management's estimates, that the allowance is adequate in relation to the credit risk exposure levels.

Results of Operations

Net Income

YNB reported net income of $2,396,000 for the three months ended March 31, 2000, an increase of $842,000 or 54.2% over the same period in 1999. The increase in net income for the first quarter of 2000, compared to the same period in 1999, is primarily attributable to higher net interest income, offset by increased non-interest expense and to a lesser extent a higher provision for loan losses. Basic and diluted earnings per share for the three months ended March 31, 2000 increased $0.05 or 16.1% to $0.36 from $0.31 for the same period in 1999.

Net Interest Income

YNB's net interest income for the first quarter of 2000 was $8,745,000, an increase of $2,328,000 or 36.3% from the same period in 1999. The principal factor contributing to this increase was an increase in interest income of $7,004,000 resulting from increased loan and securities balances and higher yields offset by an increase of $4,676,000 in interest expense. This increase in interest expense was primarily due to both higher average balances of time deposits and borrowed funds and higher interest rates on all deposit types and borrowed funds.

The net interest margin (tax equivalent basis) which is net interest income divided by average interest earning assets, for the first quarter of 2000, was 3.21% a 14 basis point or 4.2% decline compared to 3.35% for the same period in 1999. The principal factors causing the narrowing of the net interest margin were the more rapid increase in the cost of interest bearing liabilities as compared to the yield on interest earning assets. Total interest bearing liability costs increased 47 basis points as compared to a 29 basis point increase in the yield on interest earning assets.

The net interest margin for the 2000 and 1999 comparative periods was also negatively impacted by the Investment Growth Strategy. The securities in the Investment Growth Strategy at March 31, 2000, was approximately $248,705,000 compared to $191,800,000 at March 31, 1999. The targeted spread on this strategy is 75 basis points after tax. Because of the targeted spread on this strategy, there will be a negative impact to the net interest margin and return on average assets Conversely, this strategy is designed to increase both return on average equity and earnings per share, the primary goals of the strategy. The goals of this strategy continue to be achieved.

Interest Income

For the first quarter of 2000 total interest income was $21,602,000, an increase of $7,004,000 or 48.0% when compared to interest income of $14,598,000 for the same period in 1999. This increase is due to higher average balances in both loans and securities and higher yields on both earning asset types. Average loans increased $142,341,000 or 27.4% and the yield increased 43 basis points to 8.68% from 8.25%. The increased loan yields reflected the higher prime rate of interest as well as higher overall interest rates in the first quarter of 2000 compared to the same period in 1999. Interest and fees on loans for the three months ended March 31, 2000 increased $3,643,000 or 34.0% to $14,354,000 from $10,711,000 for the same period in 1999. Average securities outstanding for the three months ended March 31, 2000 increased $190,162,000 or 76.8% to $437,795,000 when compared to the $247,633,000 for the same period of 1999. Over the same period, the yield on the securities portfolio increased 42 basis points to 6.41% from 5.99%. These factors resulted in interest on securities increasing $3,312,000 or 89.3% to $7,020,000 for the three months ended March 31, 2000 compared to $3,708,000 for the same period in 1999. Overall, the yield on YNB's interest earning asset portfolio increased 29 basis points to 7.75% for the three months ended March 31, 2000 from the 7.46% for the same period in 1999.

Interest Expense

Total interest expense increased $4,676,000 or 57.2% to $12,857,000 for the first three months of 2000 compared to $8,181,000 for the same period in 1999. The increase in interest expense for the comparable time periods resulted from a larger deposit base, led by higher costing time deposits, and an increase in borrowed funds. In addition to the higher balances, the rates paid on both deposits and borrowed funds increased due to the higher rates experienced in 2000 when compared to 1999. The average rate paid on interest bearing liabilities for the three months ended March 31, 2000 increased 47 basis points to 5.13% from 4.66% for the same period of 1999.

Interest on other time deposits under $100,000 increased $1,661,000 to $5,462,000 for the three months ended March 31, 2000 from $3,801,000 for the same period in 1999. This increase was caused by both an increase of $110,486,000 in the average outstanding balance to $388,337,000 for the three months ended March 31, 2000, when compared to the outstanding average balance of $277,851,000 for the three months ended March 31, 1999 and an increase of 16 basis points in the cost of other certificates of deposit under $100,000 to 5.63% from 5.47% for the same periods as listed above. Interest expense on certificates of deposit under $100,000 accounted for 42.5% of total interest expense for the three months ended March 31, 2000 and 35.5% of the total increase in interest expense for that period. During the first three months of 2000, YNB offered attractive rates on CDs locally and nationwide to fund loan growth and improve the liquidity profile of YNB.

Interest on certificates of deposit of $100,000 or more increased $720,000 or 146.6% to $1,211,000 for the three months ended March 31, 2000 from $491,000 for the same period in 1999. The increase was caused by an increase in the average outstanding balance of $45,265,000 to $83,281,000 for the three months ended March 31, 2000 when compared to the outstanding average balance of $38,016,000 for the three months ended March 31, 1999. The cost of certificates of deposit of $100,000 or more increased 65 basis points to 5.82% for the first three months of 2000 from 5.17% for the same period in 1999. YNB has increased its reliance on this deposit type with increases in both in market and from the nationwide market through a software program. YNB anticipates that certificates of deposit of $100,000 or more will continue to play an important part in funding future earning asset growth.

Interest expense on borrowed funds increased $1,802,000 or 71.3% to $4,330,000 for the first three months of 2000 when compared to $2,528,000 for the same period in 1999. The increased expense was caused by a $112,929,000 increase in the average balance outstanding in the first quarter of 2000 to $312,357,000 when compared to the $199,428,000 for the same period in 1999. The rate paid on borrowed funds increased 47 basis points for the three months ended March 31, 2000 to 5.54% from the 5.07% for the same period last year. The primary cause for the increase in interest expense on borrowed funds is higher rates and the higher level of borrowings used to fund the Investment Growth Strategy. The higher interest rate environment in 2000 has resulted in increased costs as existing below market callable FHLB advances and repurchase agreements are called and have been replaced at current market level rates. Management anticipates that if interest rates continue to rise the cost of borrowed funds will also increase.

Interest expense on savings, money markets and interest bearing demand accounts increased $493,000 or 45.0% to $1,588,000 for the first quarter of 2000 when compared to the $1,095,000 for the same period in 1999. Early in January 2000, YNB redesigned its Premier Money Market Account for both personal and business customers. The most significant change was an increase on a tiered basis in the rate paid to be more competitive in the market place. This had the immediate impact of increasing the cost of existing money market balances and was a key factor in the increased cost on these deposit types. Management believes that money market accounts are less expensive than certificate of deposits and present more opportunities to cross sell other bank products and services. YNB has already experienced substantial growth in Premier Money Market balances due to the higher rate and aggressive marketing campaign conducted to promote the product. The cost of savings, money markets and interest bearing demand deposits increased 56 basis points to 3.06% for the first quarter of 2000 when compared to 2.50% for the same period in 1999. At the same time, the average balance of these deposit types increased $32,609,000 or 18.6% to $207,763,000 for the first quarter of 2000 from $175,154,000 for the same period in 1999.

While YNB seeks to fund asset growth with lower cost savings, money market, interest bearing checking and non-interest bearing demand deposits, this is not always possible, as asset growth rates continue to exceed the growth rate in these deposit types. To attract lower cost deposits to fund asset growth management has launched several new products including YNB Online, the new Premier Money Market account and a new free checking product. Management anticipates that over time these new products along with additional branches in new markets should result in lower cost core deposits providing a higher percentage of the new funding than has been experienced recently. This improvement in the deposit mix will help to control interest expense going forward. However, the ability of YNB to lower the cost of interest bearing liabilities is dependent on market conditions. If interest rates should continue to rise, YNB's interest expense will also increase.

Provision for Loan Losses

YNB provides for possible loan losses by a charge to current operations. The provision for loan losses for the three months ended March 31, 2000 was $800,000, a 23.1% increase over the $650,000 provision recorded for the same period of 1999. The increase in the provision was primarily due to the strong loan growth. Management believes that the reserve for loan losses is adequate in relation to the credit risk exposure levels.

Non-interest Income

Total non-interest income for the first three months of 2000 was $733,000, an increase of $5,000 or 0.7% over non-interest income of $728,000 for the same period in 1999. The increase was due to increased service charges on deposit accounts and growth in other non-interest income, offset by net losses on sales of securities and mortgages.

Other non-interest income increased $32,000 or 8.2% for the first three months of 2000 compared to the same period in 1999. The increase was principally due to increased Visa debit card fees and ATM service charges. These two fee types increased approximately $33,000 to $111,000 in the first quarter of 2000 from $78,000 for the same period in 1999. The single largest component of other non-interest income was income derived from bank owned life insurance assets, which totaled $193,000 for the first quarter of 2000 as compared to $188,000 for the same period in 1999. This income represented 45.7% and 48.2% of total other non-interest income for the first quarter of 2000 and 1999 respectively. The income earned on these assets is used to offset expenses on deferred compensation programs.

Non-interest income represents only 3.3% of YNB's total revenue in the first quarter of 2000 compared to 4.8% for the same period in 1999. Management views this area as an opportunity to increase overall revenue. Management continues to closely evaluate both traditional and non-traditional sources of new non-interest income as part of a longer-term strategy to increase earnings.

Non-interest Expense

Total non-interest expense increased $977,000 or 22.5% to $5,332,000 for the first three months of 2000 compared to $4,345,000 for the same period in 1999. The increase in non-interest expense was due to increases in salaries and employee benefits, occupancy, equipment, and other non-interest expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.8% for the first three months of 2000 compared to 2.1% for the same period of 1999. The improvement in this ratio is due to the strong asset growth experienced by YNB. YNB's efficiency ratio for the first three months of 2000 was 56.2%, a decrease from the 60.8% for the same period in 1999. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources.

Salary and employee benefits increased $517,000 or 22.6% to $2,808,000 for the first three months of 2000 compared to $2,291,000 for the same period in 1999. Salary and benefits expense accounted for 52.8% of total non-interest expenses for the first three months of 2000. Salary expense increased $438,000 or 25.0% reflecting increased staffing levels throughout YNB as the organization continues to grow and normal salary increases. Benefit expense increased $79,000 or 14.7%. The increase in salary and benefit expense in the first quarter of 2000 accounted for 52.9% of the total increase in non-interest expense when the first quarter of 2000 is compared to the same period in 1999.

Occupancy expense for the first three months of 2000 was $622,000, an increase of $309,000 or 98.7% compared to $313,000 for the same period in 1999. Total rent expense on leased properties increased $156,000 and accounted for 50.5% of the total increase for the period. The primary cause for the increase in rent expense, as well as the total increase in occupancy expense, were the expenses associated with YNB's corporate headquarters building. YNB first occupied the building in October of 1999.

Equipment expense increased $106,000 or 29.3% to $468,000 for the first three months of 2000 from $362,000 for the same period in 1999. The equipment costs increase reflects the continuing efforts of YNB to maintain and upgrade technology in order to provide the highest quality products and service and increase productivity. Equipment costs included depreciation on equipment, which totaled $281,000 for the first three months of 2000 reflecting an increase of $68,000 or 31.9% from the $213,000 for the same period in 1999. The increase in depreciation accounted for 62.3% of the total increase in equipment expense. A significant portion of the increased equipment expense related to the equipment costs associated with YNB's new corporate headquarters.

Other non-interest expenses increased $45,000 or 3.3% to $1,424,000 for the first three months of 2000 when compared to the $1,379,000 for the same period in 1999. While most expense categories that are included in other non-interest expenses increased the total increase was reduced by a $146,000 decline in expenses related to other real estate owned to $110,000 in the first quarter of 2000 compared to $256,000 for the same period in 1999. Management closely monitors non-interest expenses and seeks to control the growth of these expenses. However, as YNB continues to grow, the costs associated with properly managing the organization will also continue to increase.

Income Tax Expense

The effective income tax rate for the three months ended March 31, 2000 was 28.6% compared to 27.7% for the same period in 1999. The modest increase in the tax rate resulted from the growth in tax-free income not keeping pace with the growth in overall income. Total income tax expense for the three months ended March 31, 2000 was $960,000, an increase of $364,000 from the $596,000 for the same period in 1999. The increase in tax expense resulted from higher taxable income and a higher effective tax rate.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB's market risk from December 31, 1999 except as discussed below. For information regarding YNB's market risk refer to the Company's 1999 Annual Report to stockholders.

Changes in Earnings Risk

Net interest income over the next twelve-month period indicates a modest increase in risk to lower rates (-200 basis points) at March 31, 2000 than reported at December 31, 1999. Comparing the simulation results of this low rate scenario to the flat rate interest rate scenario indicates a -2.6% change in net interest income compared to -2.5% at year end 1999. At the same time, YNB's exposure to higher rates (+200 basis points) decreased modestly to a 1.5% change in net interest income compared to a 1.4% change at year-end 1999. The cumulative one-year gap remained a negative $103,821,000 or -8.5% of total assets at March 31, 2000 compared to a negative $152,280,000 or 13.6% of assets at year-end 1999. The dollar change in the gap was $48,459,000.

Changes in Market risk

Management measures longer-term market risk through the Economic Value of Portfolio Equity ("EVPE"). The present value of asset and liability cash flows are subjected to rate shocks of plus or minus 200 basis points. The variance in the residual, or economic value of equity is measured as a percentage of total assets. This variance is managed within a negative 3% boundary.

At March 31, 2000, the EVPE changes by -3.50% for rate shifts of +200 and -0.94% for rate shifts of -200 basis points. The non-symmetry of the results is indicative of the callable funding utilized to fund earning asset growth. This compares to changes of -3.67% and -0.01% respectively at December 31, 1999 and -3.82% and --2.06% at March 31, 1999.

The primary causes for this decrease in risk to rising rates since year-end 1999 are discussed below:

Asset duration decreased to 2.27 years at March 31, 2000 from 2.39 years at December 31, 1999. The primary cause for this decrease in duration was a reduction in the duration of the investment portfolio to 3.62 years at March 31, 2000 from 3.79 years at December 31, 1999.

Liability duration also decreased to 1.26 years at March 31, 2000 from 1.37 years at December 31, 1999. This decline was caused by the shortening of the duration of both total deposits and borrowed funds since the end of 1999.

Management is initiating strategies in 2000 to bring this measurement back within policy guidelines.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

Not Applicable.

Item 2:  Changes in Securities and Use of Proceeds

Not Applicable.

Item 3:  Defaults Upon Senior Securities

Not Applicable.

Item 4:  Submission of Matters to a Vote of Securities Holders

The annual stockholders meeting of Yardville National Bancorp was held Tuesday, May 2, 2000.

The following nominees were elected as directors:

                                    Votes for                Votes withheld
Lorraine Buklad                     5,403,237                   445,049
Sidney L. Hofing                    5,407,542                   440,744
James J. Kelley                     5,407,232                   441,054
Louis R. Mattlack                   5,403,419                   444,867

The following directors' terms continued beyond the annual stockholders' meeting:

C. West Ayres                                          Elbert G. Basolis, Jr.
Jay. G. Destibats, Chairman of the Board               Anthony M. Giampetro
Gilbert W. Lugossy                                     Weldon J. McDaniel, Jr.
Patrick M. Ryan                                        F. Kevin Tylus

The only other matter voted upon at the meeting was an amendment to the Yardville National Bancorp 1997 stock option plan to increase the number of shares of stock subject to the plan by 660,000. The number of votes cast for, cast against and withheld were as follows:

                  For                       3,255,003
                  Against                     731,053
                  Abstain                      57,799

Item 5:  Other Information

Not Applicable

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits
(b) Reports on Form 8-K. There were no Form 8-K reports filed during the quarter for which this report is filed.



                                INDEX TO EXHIBITS
           Exhibit
           Number                          Description                                                        Page
---------- ------------- ---------------------------------------------------------------------------------- --------
(G)                 3.1  Restated Certificate of Incorporation of the Company, as amended by the Certificate of Amendment thereto filed on March 6, 1998.

(B)                 3.2  By-Laws of the Company

(B)                 4.1  Specimen Share of Common Stock

(I)                 4.2  See Exhibits 3.1 and 3.2 for the Registrant's Certificate of Incorporation and
                         By-Laws, which contain provisions defining the rights of stockholders of the
                         Registrant.

(I)                 4.3  Amended and Restated Trust Agreement dated October 16, 1997, among the
                         Registrant, as depositor, Wilmington Trust Company, as property trustee, and the
                         Administrative Trustees of Yardville Capital Trust.

(I)                 4.4  Indenture dated October 16, 1997, between the Registrant and Wilmington Trust
                         Company, as trustee, relating to the Registrant's 9.25% Subordinated Debentures due 2027.

(I)                 4.5  Preferred Securities Guarantee Agreement dated as of October 16, 1997, between the Registrant and Wilmington Trust Company, as trustee, relating to the
                         Preferred Securities of Yardville Capital Trust.

(L)                10.1  Employment Contract between Registrant and Patrick M. Ryan.

(L)                10.2  Employment Contract between Registrant and Jay G. Destribats

(L)                10.3  Employment Contract between Registrant and Stephen F. Carman

(M)                10.4  Employment Contract between Registrant and James F. Doran

(M)                10.5  Employment Contract between Registrant and Richard A. Kauffman

(M)                10.6  Employment Contract between Registrant and Mary C. O'Donnell

(M)                10.7  Employment Contract between Registrant and Frank Durand III

(D)                10.8  Salary Continuation Plan for the Benefit of Patrick M. Ryan





                                INDEX TO EXHIBITS
           Exhibit
           Number                          Description                                                        Page
---------- ------------- ---------------------------------------------------------------------------------- --------

(D)                10.9  Salary Continuation Plan for the Benefit of Jay G. Destribats

(E)               10.10  1988 Stock Option Plan

(M)               10.11  Employment Contract between Registrant and Thomas L. Nash

(A)               10.12  Directors' Deferred Compensation Plan

(B)               10.13  Lease Agreement between Jim Cramer and the Bank dated November 3, 1993

(L)               10.14  Lease between Gardeners Property Partnership and the Bank

(A)               10.15  Agreement between the Lalor Urban Renewal Limited Partnership and the Bank dated
                         October, 1994

(C)               10.16  Survivor Income Plan for the Benefit of Stephen F. Carman

(C)               10.17  Lease Agreement between Devon Inc. and the Bank dated as of February 9, 1996

                  10.18  1997 Stock Option Plan, as amended effective May 2, 2000.

(M)               10.19  Employment Contract between Registrant and Howard N. Hall

(M)               10.20  Employment Contract between Registrant and Sarah J. Strout

(M)               10.21  Employment Contract between Registrant and Nina D. Melker

(L)               10.22  Employment Contract between Registrant and Timothy J. Losch

(G)               10.23  Survivor Income Plan for the Benefit of Timothy J. Losch

(G)               10.24  Lease Agreement between the Ibis Group and the Bank dated
                         July 1997

(H)               10.25  Lease Agreement between Hilton Realty Co. of Princeton and the bank dated March
                         31, 1998.




                                INDEX TO EXHIBITS
           Exhibit
           Number                          Description                                                        Page
---------- ------------- ---------------------------------------------------------------------------------- --------

(H)               10.26  1994 Stock Option Plan.

(J)               10.27  Lease agreement between Crestwood Construction and the Bank dated May 25, 1998

(K)               10.29  Yardville National Bank Employee Stock Ownership Plan, As amended

(L)               10.30  Lease Agreement between Sycamore Street Associates and the Bank dated October
                         30, 1998

                  10.31  List of Subsidiaries of the Registrant

(M)               10.32  Employment Contract between Registrant and Kathleen A. Fone

                  27.1   Financial Data Schedule

----------

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

         (M) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                YARDVILLE NATIONAL BANCORP
                                           ----------------------------------
                                                     (Registrant)


Date:  May 15, 2000                        By:   /s/ Stephen F. Carman
       ------------------------            ---------------------------
                                                 Stephen F. Carman
                                                 Executive Vice President and
                                                 Chief Financial Officer