Form 10-Q
period 2000-06-30
YARDVILLE NATIONAL BANCORP
filed 2000-08-14
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10 Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
    1934
    For the quarterly period ended June 30, 2000

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

                   2465 Kuser Road, Hamilton, New Jersey 08690
                   -------------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 10, 2000, the following class and number of shares were outstanding:

Common Stock, no par value                                    7,442,534
--------------------------                          ----------------------------
         Class                                      Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1            FINANCIAL INFORMATION                                 PAGE NO.
--------------------------------------------------------------------------------

Item 1.           Financial Statements

                  Consolidated Statements of Condition
                  June 30, 2000 and December 31, 1999

                  Consolidated Statements of Income
                  Three months ended June 30, 2000 and 1999

                  Consolidated Statements of Income
                  Six months ended June 30, 2000 and 1999

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2000 and 1999

                  Notes to Consolidated Financial Statements

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk

PART 2            OTHER INFORMATION
-----------------------------------

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

SIGNATURES

Exhibit 27.1 Financial Data Schedule

Item 1.  Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                                      June 30,            December 31,
-------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                       2000                  1999
-------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                  19,359            $   17,582
Federal funds sold                                                       82,625                 8,035
-------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents                                          101,984                25,617
-------------------------------------------------------------------------------------------------------
Interest bearing deposits with banks                                      1,131                   955
Securities available for sale                                           343,793               309,298
Investment securities (market value of $100,422 in 2000 and
$100,121 in 1999)                                                       108,087               108,167
Loans                                                                   724,906               646,737
     Less: Allowance for loan losses                                     (9,776)               (8,965)
-------------------------------------------------------------------------------------------------------
     Loans, net                                                         715,130               637,772
Bank premises and equipment, net                                          9,228                 9,400
Other real estate                                                         2,330                 2,585
Other assets                                                             31,570                29,804
-------------------------------------------------------------------------------------------------------
     Total Assets                                                    $1,313,253            $1,123,598
-------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Deposits
     Non-interest bearing                                            $  101,620            $   90,219
     Interest bearing                                                   762,830               653,588
-------------------------------------------------------------------------------------------------------
     Total Deposits                                                     864,450               743,807
-------------------------------------------------------------------------------------------------------
Borrowed funds
     Securities sold under agreements to repurchase                      15,000                45,000
     Federal Home Loan Bank advances                                    320,281               250,293
     Obligation for Employee Stock Ownership Plan (ESOP)                  1,400                 1,600
     Other                                                                1,241                 1,796
-------------------------------------------------------------------------------------------------------
     Total Borrowed Funds                                               337,922               298,689
Company - obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust holding solely junior
     Subordinated Debentures of the Company                              26,500                11,500
Other liabilities                                                        15,190                10,777
-------------------------------------------------------------------------------------------------------
     Total Liabilities                                               $1,244,062            $1,064,773
-------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
Common Stock:  no par value
     Authorized 12,000,000 shares
     Issued 7,614,534 in 2000 and 6,917,794 shares in 1999               46,884                40,052
Surplus                                                                   2,205                 2,205
Undivided profits                                                        31,136                27,462
Treasury stock, at cost, 172,000 shares in 2000 and 1999                 (3,030)               (3,030)
Unallocated ESOP shares                                                  (1,400)               (1,600)
Accumulated other comprehensive loss                                     (6,604)               (6,264)
-------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                          69,191                58,825
-------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                      $1,313,253            $1,123,598
-------------------------------------------------------------------------------------------------------

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            June 30,
----------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                               2000            1999
----------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                           $15,629          $11,364
Interest on deposits with banks                                           21                9
Interest on securities available for sale                              6,012            3,618
Interest on investment securities:
     Taxable                                                           1,178            1,018
     Exempt from Federal income tax                                      389              327
Interest on Federal funds sold                                           549              234
----------------------------------------------------------------------------------------------
     Total Interest Income                                            23,778           16,570
----------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                   1,850            1,187
Interest on certificates of deposit of $100,000 or more                1,461              623
Interest on other time deposits                                        5,933            4,238
Interest on borrowed funds                                             4,790            3,156
Interest on trust preferred securities                                   298              266
----------------------------------------------------------------------------------------------
     Total Interest Expense                                           14,332            9,470
----------------------------------------------------------------------------------------------
     Net Interest Income                                               9,446            7,100
Less provision for loan losses                                           900              750
----------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses               8,546            6,350
----------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                      384              317
Gains on sales of mortgages, net                                          11               15
Securities gains, net                                                     40                3
Other non-interest income                                                457              420
----------------------------------------------------------------------------------------------
      Total Non-Interest Income                                          892              755
----------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                         2,848            2,437
Occupancy expense, net                                                   610              321
Equipment expense                                                        476              367
Other non-interest expense                                             1,775            1,203
----------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                        5,709            4,328
----------------------------------------------------------------------------------------------
Income before income tax expense                                       3,729            2,777
Income tax expense                                                     1,100              787
----------------------------------------------------------------------------------------------
     Net Income                                                      $ 2,629          $ 1,990
----------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                $  0.39          $  0.34
Diluted                                                              $  0.39          $  0.34
----------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                  6,723            5,788
Diluted                                                                6,740            5,815
----------------------------------------------------------------------------------------------

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                         Six Months Ended
                                                                              June 30,
-----------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                               2000            1999
-----------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                           $29,983           $22,075
Interest on deposits with banks                                           36                28
Interest on securities available for sale                             11,458             6,471
Interest on investment securities:
     Taxable                                                           2,368             1,615
     Exempt from Federal income tax                                      773               585
Interest on Federal funds sold                                           762               394
-----------------------------------------------------------------------------------------------
     Total Interest Income                                            45,380            31,168
-----------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                   3,438             2,282
Interest on certificates of deposit of $100,000 or more                2,672             1,114
Interest on other time deposits                                       11,395             8,039
Interest on borrowed funds                                             9,120             5,684
Interest on trust preferred securities                                   564               532
-----------------------------------------------------------------------------------------------
     Total Interest Expense                                           27,189            17,651
-----------------------------------------------------------------------------------------------
     Net Interest Income                                              18,191            13,517
Less provision for loan losses                                         1,700             1,400
-----------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses              16,491            12,117
-----------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                      761               625
(Losses) gains on sales of mortgages, net                                (10)               30
Securities (losses) gains, net                                            (5)               18
Other non-interest income                                                879               810
-----------------------------------------------------------------------------------------------
      Total Non-Interest Income                                        1,625             1,483
-----------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                         5,656             4,728
Occupancy expense, net                                                 1,232               634
Equipment expense                                                        944               729
Other non-interest expense                                             3,199             2,582
-----------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                       11,031             8,673
-----------------------------------------------------------------------------------------------
Income before income tax expense                                       7,085             4,927
Income tax expense                                                     2,060             1,383
-----------------------------------------------------------------------------------------------
     Net Income                                                      $ 5,025           $ 3,544
-----------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                $  0.75           $  0.66
Diluted                                                              $  0.75           $  0.65
-----------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                  6,691             5,398
Diluted                                                                6,708             5,425
-----------------------------------------------------------------------------------------------

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Six months ended June 30,
---------------------------------------------------------------------------------------------------------
(in thousands)                                                            2000                  1999
---------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                             $   5,025              $   3,544
Adjustments:
     Provision for loan losses                                             1,700                  1,400
     Depreciation                                                            758                    554
     ESOP fair value adjustment                                              (55)                    --
     Amortization and accretion                                              126                    345
     Losses (gains) on sales of securities available for sale                  5                    (18)
     Loss on sales of other real estate                                       15                      1
     Write down of other real estate                                         179                    278
     Increase in other assets                                             (1,583)                (2,610)
     Increase in other liabilities                                         4,415                  1,577
---------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                            10,585                  5,071
---------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Net (increase) decrease in interest bearing deposits with banks        (176)                   (97)
     Purchase of securities available for sale                           (92,366)              (122,685)
     Maturities, calls, and paydowns of securities available for sale     15,782                 20,374
     Proceeds from sales of securities available for sale                 41,460                  9,019
     Proceeds from maturities and paydowns of investment
          securities                                                       2,123                  1,786
     Purchase of investment securities                                    (2,070)               (66,743)
     Net increase in loans                                               (79,262)               (62,850)
     Expenditures for bank premises and equipment                           (586)                (1,313)
     Proceeds from sale of other real estate                                 265                    702
---------------------------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                              (114,830)              (221,807)
---------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                             41,732                 14,650
     Net increase in certificates of deposit                              78,911                 92,618
     Net increase in borrowed funds                                       39,233                 97,989
     Proceeds from issuance of trust preferred securities                 15,000                     --
     Proceeds from issuance of common stock                                6,887                 19,686
     Decrease (increase) in unallocated ESOP shares                          200                 (1,800)
     Treasury shares acquired                                                 --                    (22)
     Dividends paid                                                       (1,351)                  (821)
---------------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                           180,612                222,300
---------------------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents                            76,367                  5,564
     Cash and cash equivalents as of beginning of period                  25,617                 16,526
---------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                          $ 101,984              $  22,090
---------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest expense                                                24,429                 16,919
          Income taxes                                                     1,162                    982
---------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers to other real estate from loans, net of charge offs      204                    700
---------------------------------------------------------------------------------------------------------

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2000
(Unaudited)

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

The consolidated financial data as of and for the three and six months ended June 30, 2000 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the result of operations that might be expected for the entire year ending December 31, 2000.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp (the "Holding Company") and its subsidiaries, Yardville Capital Trust (the "Trust"), Yardville Capital Trust II (the "Trust II") and The Yardville National Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Yardville National Investment Corporation, Brendan, Inc., Nancy Beth, Inc., Jim Mary, Inc., Yardville Real Estate Corporation, YNB Financial Services, Inc., YNB Realty Inc., and Capital Development, Inc., (collectively, "YNB"). All significant inter-company accounts and transactions have been eliminated. Brendan, Inc., Nancy Beth, Inc. and Jim Mary, Inc. are utilized for the control and disposal of other real estate properties. Yardville Real Estate Corporation is utilized to hold Bank branch properties, YNB Financial Services, Inc., provides alternative investment services, and YNB Realty, Inc., a real estate investment trust, is utilized to more effectively manage a portion of the Bank's real estate related loans. Capital Development is utilized for nontraditional lending opportunities.

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

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On June 23, 2000, Yardville Capital Trust II, a statutory business trust and a wholly owned subsidiary of the Holding Company, issued $15,000,000 of 9.50% Trust Preferred Securities to one nonaffiliated financial institution and $464,000 of Common Securities to the Holding Company. Proceeds from the issuance of the Trust Preferred Securities were immediately used by the Trust to purchase $15,464,000 of 9.50% Subordinated Debentures due June 22, 2030 from the Holding Company. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in Subordinated Debentures of the Holding Company. These Subordinated Debentures constitute the sole assets of the Trust.

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

2. Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended June 30, 2000 and 1999 were 6,723,000 and 5,788,000 respectively. For the diluted net income per share computation, potential common stock of 17,000 and 27,000 are included for the three months ended June 30, 2000 and 1999, respectively.

Weighted average shares for the basic net income per share calculation for the six months ended June 30, 2000 and 1999 were 6,691,000 and 5,398,000 respectively. For the diluted net income per share computation, potential common stock of 17,000 and 27,000 are included for the six months ended June 30, 2000 and 1999, respectively.

3. Comprehensive Income

Listed below is the statement of comprehensive income for three and six months ended June 30, 2000 and 1999.

    Comprehensive Income                                   Three Months Ended June 30, 2000
   -----------------------------------------------------------------------------------------------------
   (in thousands)                                                          2000                 1999
   -----------------------------------------------------------------------------------------------------
   Net Income                                                             $2,629               $ 1,990
   -----------------------------------------------------------------------------------------------------
   Other comprehensive income (loss)
        Net change in unrealized loss for the period,
              net of tax                                                   1,628                (2,921)
        Reclassification of realized net gain on sale of
             securities available for sale, net of tax                        26                     2
   -----------------------------------------------------------------------------------------------------
        Holding gain (loss) arising during the period,
             net of tax and reclassification                               1,654                (2,919)
   -----------------------------------------------------------------------------------------------------
        Reclassification adjustment for realized net
             gain, net of tax                                                (26)                   (2)
   -----------------------------------------------------------------------------------------------------
   Other comprehensive income (loss)
        for the period, net of tax                                         1,628                (2,921)
   -----------------------------------------------------------------------------------------------------
   Total comprehensive income (loss)                                      $4,257               $  (931)
   =====================================================================================================

   Comprehensive Income                                    Six Months Ended June 30, 2000
   -----------------------------------------------------------------------------------------------------
   (in thousands)                                                          2000                 1999
   -----------------------------------------------------------------------------------------------------
   Net Income                                                             $5,025               $ 3,544
   -----------------------------------------------------------------------------------------------------
   Other comprehensive income (loss)
        Net change in unrealized loss for the period,
              net of tax                                                    (340)               (3,561)
        Reclassification of realized net (loss) gain on sale of
             securities available for sale, net of tax                        (3)                   12
   -----------------------------------------------------------------------------------------------------
        Holding loss arising during the period,
             net of tax and reclassification                                (343)               (3,549)
   -----------------------------------------------------------------------------------------------------
        Reclassification adjustment for realized net
             loss (gain), net of tax                                           3                   (12)
   -----------------------------------------------------------------------------------------------------
   Other comprehensive loss for the period, net of tax                      (340)               (3,561)
   -----------------------------------------------------------------------------------------------------
   Total comprehensive income (loss)                                      $4,685               $   (17)
   =====================================================================================================

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

Compensation expense is recognized based on the fair value of the stock when it is committed to be released. Compensation expense amounted to approximately $66,000 and $88,000 for the three months and approximately $120,000 and $175,000 for the six months ended June 30, 2000 and 1999 respectively. The fair value of unearned shares at June 30, 2000 is $1,320,390.

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

Financial Condition

Assets

Total consolidated assets at June 30, 2000 were $1,313,253,000 an increase of $189,655,000 or 16.9% compared to $1,123,598,000 at December 31, 1999. The growth in YNB's asset base during the six months of 2000 was primarily due to increases in loans, Federal funds sold, and available for sale securities. The increase in the loan portfolio was the product of an ongoing consistent strategy to improve the profitability of the organization through relationship banking. With consolidation in its markets YNB has established its niche as the preeminent business community bank in Mercer County specializing in commercial lending. YNB's asset base includes US agency securities of approximately $242,000,000 purchased utilizing primarily Federal Home Loan Bank advances

(Investment Growth Strategy). The Investment Growth Strategy securities at June 30, 2000 increased approximately $14,200,000 or 6.2% from the reported total of $228,400,000 at December 31, 1999. The primary goals of the Investment Growth Strategy, improving return on average equity and earnings per share, continue to be achieved.

Federal funds sold

At June 30, 2000 Federal funds sold totaled $82,625,000 compared to $8,035,000 at December 31, 1999. The higher amount of Federal funds sold at June 30, 2000 was primarily due to increased certificate of deposit (CD) balances, private trust preferred and private equity capital offering proceeds and borrowed funds raised to fund loan growth and effectively manage liquidity. The average Federal funds sold balance for the first six months of 2000 was $24,820,000 compared to $16,824,000 for the same period in 1999. Management remains focused on maintaining adequate liquidity to fund loan growth and to enhance the liquidity profile of YNB.

Securities

The following tables present the amortized cost and market value of YNB's securities portfolios as of June 30, 2000 and December 31, 1999.

Available For Sale Securities                         June 30, 2000                      December 31, 1999
------------------------------------------------------------------------------------------------------------------
                                                       Amortized         Market        Amortized          Market
(in thousands)                                           Cost             Value           Cost            Value
------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
     obligations of other U.S.
     government agencies                               $129,336         $124,544        $117,496         $112,731
Mortgage-backed securities                              197,508          191,968         170,775          166,164
Corporate obligations                                     8,849            9,020           5,783            5,522
All other securities                                     18,261           18,261          24,881           24,881
------------------------------------------------------------------------------------------------------------------
Total                                                  $353,954         $343,793        $318,935         $309,298
==================================================================================================================

Investment Securities                                     June 30, 2000                    December 31, 1999
------------------------------------------------------------------------------------------------------------------
                                                       Amortized         Market         Amortized         Market
(in thousands)                                            Cost             Value            Cost            Value
------------------------------------------------------------------------------------------------------------------
Obligations of other U.S.
     government agencies                               $ 69,184         $ 63,893        $ 69,184         $ 63,992
Obligations of state and
     political subdivisions                              33,243           31,143          31,892           29,281
Mortgage-backed securities                                5,660            5,386           7,091            6,848
------------------------------------------------------------------------------------------------------------------
Total                                                  $108,087         $100,422        $108,167         $100,121
==================================================================================================================

Securities represented 34.4% of total assets at June 30, 2000 and 37.2% at December 31, 1999. Total securities increased $34,415,000 or 8.2% at June 30,

2000 to $451,880,000, compared to $417,465,000 at year-end 1999. The available for sale portfolio represents 76.1% of the total security holdings of YNB at June 30, 2000, compared to 74.1% at year-end 1999.

The net unrealized loss on available for sale securities was $10,161,000 as of June 30, 2000 and was $9,637,000 at December 31, 1999. Net unrealized loss, net of tax effect, was $6,604,000 as reported in Accumulated other comprehensive loss in Stockholders' Equity at June 30, 2000, and $6,264,000 reported at December 31, 1999. The increase in the net unrealized loss on available for sale securities is primarily due to the changes in interest rates from December 31, 1999 to June 30, 2000 and the increased size of the available for sale securities portfolio.

Securities available for sale increased $34,495,000 or 11.2% at June 30, 2000 when compared to the December 31, 1999 balance of $309,298,000. The largest increase was in mortgage-backed securities, which increased $25,804,000. Mortgage-backed securities purchased were primarily comprised of floating rate CMO's which increased by $31,059,000 and that increase was offset by paydowns in fixed and adjustable rate mortgage backed securities. Floating rate CMO's have been purchased to improve the performance of the investment portfolio in a rising rate environment. U.S. Treasury and other U.S. agency obligations increased $11,813,000 or 10.5%. The growth was primarily in shorter term callable bonds purchased to enhance YNB's liquidity profile.

Investment securities decreased $80,000 to $108,087,000 at June 30, 2000 from $108,167,000 at December 31, 1999. The decrease was due to a modest increase in obligations of state and political subdivisions offset by principal paydowns on mortgage backed securities.

The Investment Growth Strategy securities increased $14,206,000 over the year-end 1999 level. The largest increase was in floating rate US agency collateralized mortgage obligations, which increased $14,955,000. The next largest growth was in US agency callable bonds that increased $5,000,000. Reductions were recorded in fixed rate mortgage backed securities, which decreased by $3,989,000 as a result of paydowns and floating rate mortgage backed securities, which decreased, by $1,760,000 as a result of paydowns. At June 30, 2000, the Investment Growth Strategy portfolio was comprised of 73.7% of fixed rate securities and 26.3% of adjustable or floating rate securities compared to 77.8% fixed rate securities and 22.2% adjustable rate securities at year end 1999.

Loans

Total loans, net of unearned income, increased $78,169,000 or 12.1% at June 30, 2000 to $724,906,000 from $646,737,000 at December 31, 1999. This growth exceeded the growth experienced in the first six months of 1999 of $61,604,000. YNB's loan portfolio represented 55.2% of total assets at June 30, 2000 compared to 57.6% at December 31, 1999. YNB's lending focus continues to be on commercial and industrial loans, and commercial real estate loans. The ability of YNB to enter into larger loan relationships and management's philosophy of relationship banking are key factors in continued strong loan growth. Strong competition from both bank and nonbank competitors could result in comparatively lower yields on new and established lending relationships. In addition, borrowers' concerns over the economy, real estate prices and interest rates could all be factors in slowing future loan growth. Management anticipates continued loan growth for the second half of 2000 but at a lower rate than the first half of 2000. Continued profitable loan growth is a key factor in meeting earnings growth goals.

Loan Portfolio Composition
--------------------------------------------------------------------------------------------------------
 (in thousands)                             6/30/00         12/31/99           Change        % change
--------------------------------------------------------------------------------------------------------
Commercial real estate                     $310,390         $294,413          $15,977            5.4%
Real estate - mortgage
     Residential                            141,317          120,556                1           17.2
     Home equity                             24,196           23,581              615            2.6
Commercial and industrial                   136,807          114,388           22,419           19.6
Real Estate - construction                   79,934           59,457           20,477           34.4
Consumer                                     22,403           22,879             (476)           2.1
Other loans                                   9,859           11,463           (1,604)          14.0
-------------------------------------------------------------------------------------------------------
Total loans                                $724,906         $646,737          $78,169           12.1%
=======================================================================================================

The table above lists loan growth by type for the period of December 31, 1999 to June 30, 2000. In June of 2000, management completed a review of the collateral related to loans on the commercial loan system and reclassified loans to more accurately reflect portfolio classifications. This resulted in commercial and industrial, real estate construction and consumer loans decreasing and real estate residential and commercial real estate loans increasing. The December 31, 1999 numbers have been reclassified to reflect the new classifications at June 30, 2000.

Commercial and industrial loans had the greatest growth increasing $22,419,000 or 19.6%. Commercial real estate loans increased $15,977,000 or 5.4% and Real estate construction loans increased $20,477,000 or 34.4%. These three loan categories increased $58,893,000 and accounted for 75.3% of the total loan growth for the period. YNB continued success in generating these types of loans is based on several factors. First, management's focus on commercial related lending has resulted in YNB's growing reputation as a business lender in our market place. Second, the consolidation in YNB's market continues to generate new loan business and YNB's increased legal lending limit allows for larger loans to both new and existing customers.

Real estate residential loans are primarily composed of 1-4 family residential loans, multi family residential loans, fixed rate home equity loans and business loans secured by residential real estate. Growth in this portfolio remained strong in the first six months of 2000 with an increase in the outstanding balance of $20,761,000 or 17.2% for the period June 30, 2000 from year end 1999. Residential mortgage loans represented $68,633,000 or 48.6% of the total at June 30, 2000 compared to $60,942,000 or 50.6% of the total at year-end 1999. Growth in residential mortgages was $7,691,000 and accounted for 37.0% of the total increase for the period. All other loan types in this category had positive loan growth. Home equity loans increased $615,000 or 2.6%. Consumer loans and other loans were the only loan types to decrease. The total decrease was $2,080,000 for the period. Strong competition for quality consumer loans is a key factor in the modest reduction in outstanding consumer loans.

Deposit liabilities

The following table provides information concerning YNB's deposit base at June 30, 2000 and December 31, 1999.

Deposits
---------------------------------------------------------------------------------------------------------
(in thousands)                                 6/30/00          12/31/99         Change        % Change
---------------------------------------------------------------------------------------------------------
Non-interest bearing demand
     deposits                                $101,620         $ 90,219        $  11,401            12.6%
Interest bearing demand deposits               67,383           61,483            5,900            9.6
Money market deposits                          85,589           57,143           28,446           49.8
Savings deposits                               76,279           80,300           (4,021)           5.0
Certificates of deposit of $100,000
     or over                                  112,399           72,528           39,871           55.0
Other time deposits                           421,180          382,134           39,046           10.2
---------------------------------------------------------------------------------------------------------
Total                                        $864,450         $743,807         $120,643           16.2%
=========================================================================================================

YNB's deposit base is the principal source of funds supporting interest-earning assets. Total deposits increased $120,643,000 or 16.2% to $864,450,000 at June 30, 2000 compared to $743,807,000 at December 31, 1999. In January 2000, YNB increased the rates on its Premier Money Market Accounts for both business and personal customers and launched an aggressive advertising and calling campaign to promote the higher rates. Management's goal is to fund asset growth with lower costing and more stable money market account balances instead of higher costing certificates of deposit. Certificates of deposit were also competitively priced in the first and second quarter of 2000 to fund new loan growth and improve liquidity. Certificates of deposits continue to be an important source of funding for YNB in 2000. Certificates of deposit of $100,000 or over increased $39,871,000 or 55.0% to $112,399,000 from $72,528,000 at December 31,
1999 and accounted for 33.0% of the total deposit growth for the period. Other time deposits increased $39,046,000 or 10.2% to $421,180,000 from $382,134,000 at December 31, 1999. Growth in time deposits accounted for 65.4% of the total increase in deposits for the first six months of 2000. Certificates of deposit accounted for 61.7% of total deposits at June 30, 2000 compared to 61.1% at year-end 1999. Management continues to initiate marketing strategies designed to attract lower cost deposits. YNB also markets its certificates of deposit through a nationwide computer based service. This service allows YNB to have access to a wider market to raise needed funding. At June 30, 2000, YNB had approximately $153,000,000 in outstanding certificates of deposit raised through this service. This includes $52,400,000 raised in the first six months of 2000. Management anticipates that this market will continue to play an important role in funding future asset growth.

Non-interest bearing demand deposits increased $11,401,000 or 12.6% to $101,620,000 at June 30, 2000 when compared to $90,219,000 at December 31, 1999.
This increase is primarily due to management's ongoing efforts to capture and expand the deposit relationships of both new and existing consumer and business customers. YNB recently introduced and is aggressively marketing a totally free checking account for personal depositors. This account has been well received and its growth accounts for a portion of the increased non-interest bearing deposit balances and provides YNB with increased opportunities to cross sell other products.

Interest bearing demand deposits increased $5,900,000 or 9.6% to $67,383,000 at June 30, 2000 from $61,483,000 at year-end 1999. In addition, money market balances increased $28,446,000 or 49.8% to $85,589,000 at June 30, 2000 from
$57,143,000 at December 31, 1999. This increase resulted from higher rates paid and the aggressive marketing campaign of the Premier Money Market Account conducted by YNB. Savings deposits decreased $4,021,000 or 5.0% to $76,279,000 at June 30, 2000 from $80,300,000 at December 31, 1999. A key factor for this decline was the migration of accounts from lower yielding savings to higher yielding money market accounts.

While it is management's intention to fund earning asset growth with the lowest cost deposits, core deposit growth levels, excluding certificates of deposit, are not adequate to meet current or projected loan demand. YNB's ability to generate lower cost deposits could affect achieving earnings targets. The continuing reliance on higher cost certificates of deposit to fund asset growth is a major factor in the continued pressure on YNB's net interest margin.

YNB continues to seek lower cost funding sources. In January 2000, YNB introduced YNB Online, PC based home and business banking service. This service will allow customers to have greater access to their accounts and should help to make YNB's deposit products more competitive in the market place. Another source of low cost funds is the opening of new branches to serve a wider market area. In April 2000, YNB opened its first supermarket branch located in Ewing Township, New Jersey. Management believes that this branch should be a strong source of both core deposits and consumer loans. In addition, management continues to seek additional branch sites. YNB currently has regulatory approval to open three additional branches by the end of 2000. One of these branches will be located in Lawrence Township, Mercer County, New Jersey and will fill a gap in YNB's existing market coverage. The other two branches will expand YNB into the neighboring counties of Burlington and Hunterdon. The Burlington County branch will be located in Bordentown, New Jersey and allow YNB to better serve a market where it already does business. The Hunterdon County branch will be located in Flemington, New Jersey. Management intends to continue to seek and evaluate opportunities for additional branches both inside and outside of its core Mercer County market place. Management believes that expanding the branch network to tap new deposit markets is the best solution for generating lower cost funds to support asset growth.

Borrowed Funds

Borrowed funds totaled $337,922,000 at June 30, 2000, an increase of $39,233,000 or 13.1% when compared to $298,689,000 at December 31, 1999. The growth in Federal Home Loan Bank advances (FHLB) used to fund the investment growth strategy and to replace called or matured securities sold under agreements to repurchase accounted for the increase in borrowed funds. Approximately $239,000,000 or 70.7% of borrowed funds at June 30, 2000 are related to the Investment Growth Strategy. In determining funding, as Investment Growth Strategy funding matures or is called, management evaluates several factors: the future outlook for interest rates, interest rate risk, the trade off between maximizing current income or preserving longer term earnings and other relevant factors. Management anticipates that funding costs associated with borrowed funds will increase as shorter term repurchase agreements mature and callable funding at below market rates is called. At June 30, 2000, $222,000,000 or

93.7% of the Investment Growth Strategy funding was in callable funding compared to $220,000,000 or 97.8% at December 31, 1999.

Securities sold under agreements to repurchase totaled $15,000,000 at June 30, 2000 compared to $45,000,000 at December 31, 1999. $10,000,000 or 66.7% of the
repurchase agreements outstanding at June 30, 2000 were callable compared to $40,000,000 or 88.9% at December 31, 1999. Management has been shifting funding from repurchase agreements to callable FHLB advances due to lower funding costs available at the FHLB. With the increase in interest rates since the end of 1999, management anticipates that repurchase agreement costs will rise as shorter-term repurchase agreements mature and below market rate callable repurchase agreements are called and are replaced at higher market rates.

YNB had FHLB advances outstanding of $320,281,000 at June 30, 2000, an increase of $69,988,000 or 28.0% when compared to $250,293,000 at December 31, 1999. YNB continues to utilize callable FHLB advances to fund both Investment Growth Strategy purchases as well as other earning assets. In the first half of 2000, as advances were called or matured, management replaced this funding with callable funding having relatively shorter call periods. This has helped to reduce the impact of higher rates on borrowing costs. At June 30, 2000 callable advances totaled $292,500,000 or 91.3% of advances outstanding compared to $239,500,000 or 95.7% at December 31, 1999. Callable FHLB advances have terms of ten years and are callable after periods ranging from three months to five years. There is $114,500,000 in callable advances with call dates in 2000 outstanding as of June 30, 2000. Management anticipates that, if rates continue to rise, some or all of these advances will be called and will have to be replaced with higher costing advances.

Borrowed funds included $1,400,000 related to the ESOP. The ESOP purchased 155,340 shares of the common stock, no par value, of the Holding Company with a loan from a nonaffiliated financial institution. The financing is for a term of five years with an interest rate of 7.00% and a maturity date in 2004. The interest rate is fixed for the period of the loan, and the loan will be repaid in equal monthly installments over the term of the loan. The shares purchased by the ESOP were used as collateral for the loan. The Holding Company guarantees the repayment of the loan.

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

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On June 23, 2000, the Holding Company through the Trust II, completed the sale of $15,000,000 of 9.50% Trust Preferred Securities to a nonaffiliated financial institution. As of June 30, 2000, $25,265,000 or 95.3% of the $26,500,000 in
trust preferred securities outstanding qualify as Tier I capital. The remaining $1,235,000 is treated as Tier II capital. Management anticipates that all Trust Preferred outstanding at June 30, 2000 will qualify for Tier I capital within the next 12 months.

On October 16, 1997, the Holding Company through the Trust, completed the sale of $11,500,000, of 9.25% Trust Preferred Securities to the public. For regulatory capital purposes the entire amount of the issue is treated as Tier 1 capital at the Holding Company level.

Capital

On June 23, 2000, the Holding Company completed the private placement of 68,500 units, each unit consisting of 10 shares of common stock and 1 common stock purchase warrant. The units were sold to a limited number of investors and generated gross proceeds of $6,850,000. Net proceeds after offering costs was $6,835,000.

$21,300,000 of the total proceeds raised by the trust preferred and equity offerings was contributed to the Bank to support future asset growth.

Stockholders' equity at June 30, 2000 totaled $69,191,000, an increase of $10,366,000 or 17.6%, compared to $58,825,000 at December 31, 1999. This net increase resulted from the following factors:

(i) YNB earned net income of $5,025,000 for the period and paid cash dividends of $1,351,000.

(ii) The unrealized loss on available for sale securities was $6,604,000 at June 30, 2000 compared to an unrealized loss of $6,264,000 at December 31, 1999. This increase in the unrealized loss resulted in a $340,000 reduction in stockholders' equity.

(iii) YNB received $52,000 in proceeds from exercised options and $6,835,000 from the equity capital offering. Offsetting these increases was a $55,000 decrease associated with the fair market value adjustment related to the allocation of shares from the employee stock option plan.

(iv) A reduction in commitment to ESOP of $200,000 to $1,400,000 at June 30, 2000 from $1,600,000 resulted in an increase of $200,000 in Stockholders' equity.

While total Stockholders' equity increased $10,366,000, Tier one regulatory capital increased $24,471,000 or 32.0% and total regulatory capital increased $26,517,000 or 31.0%. The following table sets forth regulatory capital ratios for the Holding Company and the Bank as of June 30, 2000 and December 31, 1999.

                                                      Amount                         Ratios
--------------------------------------------------------------------------------------------------------
dollars in thousands                         06/30/00       12/31/99       06/30/00          12/31/99
--------------------------------------------------------------------------------------------------------
Risk-based capital:
     Tier 1:
          Holding Company                    $101,060       $76,579          11.9%             10.3%
          Bank                                101,153        76,279          11.9              10.2
--------------------------------------------------------------------------------------------------------
     Total:
          Holding Company                     112,071        85,544          13.2              11.5
          Bank                                110,929        85,244          13.1              11.4
--------------------------------------------------------------------------------------------------------
Tier 1 leverage:
          Holding Company                     101,060        76,579           8.4               7.9
          Bank                               $101,153       $76,279           8.3%              7.8%
--------------------------------------------------------------------------------------------------------

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of 4.0%; a Tier 1 risk-based capital ratio of 4.0% and a total risked based capital ratio of 8.0%. To be considered "well capitalized" an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At June 30, 2000, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is management's goal to provide YNB with adequate capital to continue to support asset growth and maintain both the Bank and Holding Company as well capitalized institutions.

Credit Quality

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of June 30, 2000 and December 31, 1999.

Nonperforming Assets
---------------------------------------------------------------------------------------------------
(in thousands)                                                          06/30/00         12/31/99
---------------------------------------------------------------------------------------------------
Nonaccrual loans:
     Commercial and industrial                                           $   993          $   676
     Real estate - mortgage                                                2,321            1,189
     Consumer                                                                  9               12
     Other                                                                    --              312
---------------------------------------------------------------------------------------------------
          Total                                                            3,323            2,189
---------------------------------------------------------------------------------------------------
Restructured loans                                                           723              540
---------------------------------------------------------------------------------------------------
Loans 90 days or more past due:
     Commercial and industrial                                               539               46
     Real estate - mortgage                                                  669              277
     Consumer                                                                 26               26
---------------------------------------------------------------------------------------------------
          Total                                                            1,234              349
---------------------------------------------------------------------------------------------------
Total nonperforming loans                                                  5,280            3,078
---------------------------------------------------------------------------------------------------
Other real estate                                                          2,330            2,585
---------------------------------------------------------------------------------------------------
Total nonperforming assets                                               $ 7,610          $` 5,663
---------------------------------------------------------------------------------------------------

Allowance for loan losses to total loans, end of
period                                                                      1.35%            1.39%
Allowance for loan losses to nonperforming
loans, end of period                                                      185.15%          291.26%
===================================================================================================

At June 30, 2000, nonperforming loans, which are loans 90 days and more past due, restructured loans and nonaccrual loans, totaled $5,280,000, a $2,202,000 or 71.6% increase from the $3,078,000 at December 31, 1999. The increase in nonperforming loans was primarily due to a $1,132,000 increase in nonaccrual Real Estate loans and a $885,000 increase in loans 90 days or more past due since year end 1999. One loan relationship totaling $1,775,000 accounted for 80.6% of the increase in nonperforming loans since year-end 1999. Nonperforming loans as a percentage of total loans at June 30, 2000 was 0.73% an increase from the 0.48% ratio at December 31, 1999 but in line with the 0.66% at June 30, 1999.

Other real estate at June 30, 2000 totaled $2,330,000, a $255,000 or 9.9% decrease when compared to $2,585,000 at December 31, 1999.

Nonperforming assets at June 30, 2000 totaled $7,610,000 a $1,947,000 or 34.4% increase from the $5,663,000 level at December 31, 1999. Total nonperforming assets as a percentage of total assets were 0.58% at June 30, 2000 compared to 0.50% at December 31, 1999. The increase in nonperforming assets resulted from the higher level of nonperforming loans partially offset by a reduction in other real estate.

Allowance for Loan Losses

The allowance for loan losses totaled $9,776,000 at June 30, 2000, an increase of $811,000 from the $8,965,000 at year-end 1999. The provision for loan losses for the first six months of 2000 was $1,700,000 compared to $1,400,000 for the same period of 1999. Gross chargeoffs were $975,000 for the first six months of 2000 compared to $590,000 for the same period in 1999. Gross recoveries were $86,000 for the first six months of 2000 compared to $45,000 for the same period in 1999. Annualized net chargeoffs as a percentage of average loans were 0.26% for the first six months of 2000 and 0.17% for the year ended December 31, 1999.

Management maintains the allowance for loan losses at a level determined in accordance with management's documented allowance adequacy methodology. It is management's assessment, based on management's estimates, that the allowance is adequate in relation to the credit risk exposure levels. One measure of the adequacy of the allowance for loan losses is the ratio of allowance for loan losses to total loans. This ratio was 1.35% at June 30, 2000 compared to 1.39% at December 31, 1999. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. This ratio was 185.15% at June 30, 2000 compared to 291.26% at December 31, 1999.

Results of Operations

Net Income

YNB reported net income of $5,025,000 for the six months ended June 30, 2000, an increase of $1,481,000 or 41.8% over the $3,544,000 for the same period in 1999. The increase in net income for the first six months of 2000 compared to the same period in 1999 is attributable to higher net interest income and increased non-interest income offset by increased non-interest expenses and, to a lesser extent, a higher provision for loan losses. Basic earnings per share for the six months ended June 30, 2000 increased $0.09 or 13.6% to $0.75 compared to $0.66 for the same period in 1999. Diluted earnings per share for the six months ended June 30, 2000 was $0.75, an increase of $0.10 or 15.4% when compared to $0.65 for the same period of 1999.

On a quarterly basis, net income for the second quarter of 2000 was $2,629,000 and represented a $639,000 or 32.1% increase over net income for the same period in 1999. On a per share basis, basic and diluted earnings per share for the second quarter of 2000 were $0.39, an increase of $0.05 or 14.7% when compared to the second quarter of 1999. The reasons for the increase are the same as discussed above.

Net Interest Income

YNB's net interest income for the first six months of 2000 was $18,191,000, an increase of $4,674,000 or 34.6% from the same period in 1999. The principal factor contributing to this increase was an increase in interest income of $14,212,000 resulting from increased loan and securities balances and higher yields offset by an increase of $9,538,000 in interest expense. This increase in interest expense was primarily due to both higher average balances of time deposits and borrowed funds and higher interest rates on all deposit types and borrowed funds.

The net interest margin (tax equivalent basis) which is net interest income divided by average interest earning assets, for the first six months of 2000, was 3.23% a 7 basis point or 2.1% decline compared to 3.30% for the same period in 1999. The principal factors causing the narrowing of the net interest margin were the more rapid increase in the cost of interest bearing liabilities as compared to the increased yield on interest earning assets. Total interest bearing liability costs increased 52 basis points as compared to a 42 basis point increase in the yield on interest earning assets.

On a quarterly basis, net interest income was $9,446,000 an increase of $2,346,000 or 33.0% when compared to the second quarter of 1999. The net interest margin (tax equivalent basis) for the three months ended June 30, 2000 was 3.24% a 2 basis point or 0.6% decrease from the same period in 1999. The reasons for the decline are the same as discussed above.

The net interest margin for the 2000 and 1999 comparative periods was also negatively impacted by the Investment Growth Strategy. The securities in the Investment Growth Strategy at June 30, 2000, were approximately $242,600,000 compared to $236,400,000 at June 30, 1999. The targeted spread on this strategy is 75 basis points after tax. Because of the targeted spread on this strategy, there is a negative impact to the net interest margin and return on average assets. Conversely, this strategy is designed to increase both return on average equity and earnings per share, the primary goals of the strategy. The goals of this strategy continue to be achieved.

Interest Income

For the first six months of 2000 total interest income was $45,380,000, an increase of $14,212,000 or 45.6% when compared to interest income of $31,168,000 for the same period in 1999. This increase is due to higher average balances in both loans and securities and higher yields on both earning asset types. Average loans increased $146,566,000 or 27.5% and the yield increased 54 basis points to 8.82% from 8.28%. The increased loan yields reflected the higher prime rate of interest as well as higher overall interest rates in the first half of 2000 compared to the same period in 1999. Interest and fees on loans for the six months ended June 30, 2000 increased $7,908,000 or 35.8% to $29,983,000 from
$22,075,000 for the same period in 1999. Average securities outstanding for the six months ended June 30, 2000 increased $161,887,000 or 56.4% to $448,943,000 when compared to the $287,056,000 for the same period of 1999. Over the same period, the yield on the securities portfolio increased 46 basis points to 6.50% from 6.04%. These factors resulted in interest on securities increasing $5,928,000 or 68.4% to $14,599,000 for the six months ended June 30, 2000 compared to $8,671,000 for the same period in 1999. Overall, the yield on YNB's interest earning asset portfolio increased 42 basis points to 7.86% for the six months ended June 30, 2000 from the 7.44% for the same period in 1999.

For the second quarter of 2000, total interest income was $23,778,000, an increase of $7,208,000 or 43.5% when compared to $16,570,000 for the second quarter of 1999. The increase was due to both higher average balances of both loans and securities and higher yields on both asset types. The overall yield on earning assets for the second quarter of 2000 was 7.96% a 55 basis point increase from the 7.41% for the same period of 1999. The increase in yield was primarily due to the higher prime rate of interest and higher yields on the securities portfolio.

Interest Expense

Total interest expense increased $9,538,000 or 54.0% to $27,189,000 for the first six months of 2000 compared to $17,651,000 for the same period in 1999. The increase in interest expense for the comparable time periods is primarily from higher levels of time deposits and borrowed funds. In addition to the higher balances, the rates paid on both deposits and borrowed funds increased due to the higher rates experienced in 2000 when compared to 1999. The average rate paid on interest bearing liabilities for the six months ended June 30, 2000 increased 52 basis points to 5.23% from 4.71% for the same period of 1999.

Interest on other time deposits under $100,000 increased $3,356,000 to $11,395,000 for the six months ended June 30, 2000 from $8,039,000 for the same period in 1999. This increase was caused by both an increase of $99,645,000 in the average outstanding balance to $395,972,000 for the six months ended June 30, 2000, when compared to the outstanding average balance of $296,327,000 for the six months ended June 30, 1999 and an increase of 33 basis points in the cost to 5.76% from 5.43% for the same period as described above. Interest expense on certificates of deposit under $100,000 accounted for 41.9% of total interest expense for the six months ended June 30, 2000 and 35.2% of the total increase in interest expense for that period. During the first six months of 2000, YNB offered attractive rates on CDs locally and nationwide to fund loan growth and enhance the liquidity profile of YNB.

Interest on certificates of deposit (CDs) of $100,000 or more increased $1,558,000 or 139.9% to $2,672,000 for the six months ended June 30, 2000 from
$1,114,000 for the same period in 1999. The increase was caused by an increase in the average outstanding balance of $45,005,000 or 102.8% to $88,805,000 for the six months ended June 30, 2000 when compared to the outstanding average balance of $43,800,000 for the six months ended June 30, 1999. The cost of certificates of deposit of $100,000 or more increased 93 basis points to 6.02% for the first six months of 2000 from 5.09% for the same period in 1999. Besides attracting CDs of $100,000 or more in its markets, YNB also utilizes a software program which allows YNB to market its CDs nationwide. YNB anticipates that attracting CDs of $100,000 or more will continue to play an important part in funding future earning asset growth.

Interest expense on borrowed funds increased $3,436,000 or 60.5% to $9,120,000 for the first six months of 2000 when compared to $5,684,000 for the same period in 1999. The increased expense was caused by a $104,302,000 increase in the average balance outstanding in the first six months of 2000 to $325,344,000 when compared to the $221,042,000 for the same period in 1999. The rate paid on borrowed funds increased 47 basis points for the six months ended June 30, 2000 to 5.61% from the 5.14% for the same period last year. The primary causes for the increase in interest expense on borrowed funds are higher rates and the higher level of borrowings used to fund both the Investment Growth Strategy and other earning asset growth. The higher interest rate environment in 2000 has resulted in increased costs as existing below market callable FHLB advances and repurchase agreements are called and are replaced at current market level rates. Management anticipates that if interest rates continue to rise the cost of borrowed funds will also increase.

Interest expense on savings, money markets and interest bearing demand accounts increased $1,156,000 or 50.7% to $3,438,000 for the first six months of 2000 when compared to the $2,282,000 for the same period in 1999. Early in January 2000, YNB redesigned its Premier Money Market Account for both personal and business customers. The most significant change was an increase, on a tiered basis, in the rate paid to be more competitive in the market place. This had the immediate impact of increasing the cost of existing money market balances and was a key factor in the increased cost on these deposit types. Money market accounts are historically less expensive than CDs and present more opportunities to cross sell other bank products and services. YNB has already experienced substantial growth in Premier Money Market balances due to the higher rate and aggressive marketing campaign conducted to promote the product. The cost of savings, money markets and interest bearing demand deposits increased 59 basis points to 3.17% for the first six months of 2000 when compared to 2.58% for the same period in 1999. At the same time, the average balance of these deposit types increased $40,059,000 or 22.6% to $217,070,000 for the first six months of 2000 from $177,011,000 for the same period in 1999.

Total interest expense for the second quarter of 2000 increased $4,862,000 or 51.3% to $14,332,000 from $9,470,000 for the same period in 1999. The overall cost of interest bearing liabilities increased 58 basis points to 5.33% from 4.75% for the second quarter of 1999. The reasons for the increase in interest expense for the second quarter are the same as discussed above.

While YNB seeks to fund asset growth with lower cost savings, money market, interest bearing checking and non-interest bearing demand deposits, this is not always possible, as asset growth rates continue to exceed the growth rate in these deposit types. To attract lower cost deposits to fund asset growth, management has launched several new products including YNB Online, an improved Premier Money Market account and a new free checking product. Management anticipates that over time, these new products, along with additional branches in new markets should result in lower cost core deposits providing a higher percentage of the new funding than has been experienced recently. This anticipated improvement in the deposit mix will help to control interest expense going forward. However, the ability of YNB to lower the cost of interest bearing liabilities is dependent on market conditions. If interest rates should continue to rise, YNB's interest expense will also increase.

Provision for Loan Losses

YNB provides for possible loan losses by a charge to current operations. The provision for loan losses for the six months ended June 30, 2000 was $1,700,000, a $300,000 or 21.4% increase over the $1,400,000 provision recorded for the same period of 1999.

For the three months ended June 30, 2000 the provision for loan losses was $900,000, a $150,000 or 20.0% increase from the same period in 1999. The increase in the provision for both the quarter and year to date comparisons was primarily due to strong loan growth and to a lesser extent, increased net charge offs. Management believes that the reserve for loan losses is adequate in relation to the credit risk exposure levels.

Non-interest Income

Total non-interest income for the first six months of 2000 was $1,625,000, an increase of $142,000 or 9.6% over non-interest income of $1,483,000 for the same period in 1999. The increase was due principally to increased service charges on deposit accounts.

Service charges on deposit accounts increased $136,000 or 21.8% to $761,000 for the six months ended June 30, 2000 compared to $625,000 for the same period in 1999. This increase accounted for 95.8% of the total increase in non-interest income for the period. This increase reflects the continuing growth in core deposits as well as better collection efforts.

Other non-interest income increased $69,000 or 8.5% to $879,000 for the six months ended June 30, 2000 from $810,000 for the same period in 1999. Increases in ATM fees and income on Bank owned life insurance assets accounted for the increase. The single largest component of other non-interest income was income derived from bank owned life insurance assets, which totaled $411,000 for the first six months of 2000 as compared to $380,000 for the same period in 1999. This income represented 46.8% and 46.9% of total other non-interest income for the first six months of 2000 and 1999 respectively. The income earned on these assets is used to offset expenses on deferred compensation programs.

For the three months ended June 30, 2000 total non-interest income increased $137,000 or 18.1% to $892,000 from $755,000 for the same period in 1999. The key factors for the increase are the same as discussed above with service charges on deposit accounts increasing $67,000 and accounting for 48.9% of the total increase in non-interest income.

Non-interest income represented 3.5% of YNB's total revenue in the first six months of 2000 and 3.6% of total revenue for the second quarter of 2000 compared to 4.5% and 4.4% for the same periods in 1999. The reduction in these ratios was caused by the growth rate of interest income exceeding the growth rate of non-interest income. Management continues to closely evaluate both traditional and non-traditional sources of new non-interest income as part of a longer-term strategy to increase earnings.

Non-interest Expense

Total non-interest expense increased $2,358,000 or 27.2% to $11,031,000 for the first six months of 2000 compared to $8,673,000 for the same period in 1999. The increase in non-interest expense was primarily due to increases in salaries and employee benefits, occupancy, and other non-interest expenses. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.83% for the first six months of 2000 compared to 1.97% for the same period of 1999. The improvement in this ratio is due to the strong asset growth experienced by YNB. YNB's efficiency ratio for the first six months of 2000 was 55.7%, a decrease from the 57.8% for the same period in 1999. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources.

Salary and employee benefits increased $928,000 or 19.6% to $5,656,000 for the first six months of 2000 compared to $4,728,000 for the same period in 1999. Salary and benefits expense accounted for 51.3% of total non-interest expenses for the first six months of 2000. Salary expense increased $813,000 or 22.2% reflecting increased staffing levels throughout YNB as the organization continues to grow and normal salary increases. Benefit expense increased $115,000 or 10.8%. The increase in salary and benefit expense in the first six months of 2000 accounted for 39.4% of the total increase in non-interest expense when the first six months of 2000 is compared to the same period in 1999.

Occupancy expense for the first six months of 2000 was $1,232,000, an increase of $598,000 or 94.3% compared to $634,000 for the same period in 1999. Total rent expense on leased properties increased $311,000 and accounted for 52.0% of the total increase for the period. The primary cause for the increase in rent expense, as well as the total increase in occupancy expense, were the expenses associated with YNB's corporate headquarters building. YNB first occupied the building in October of 1999.

Equipment expense increased $215,000 or 29.5% to $944,000 for the first six months of 2000 from $729,000 for the same period in 1999. The increase in equipment costs reflects the continuing efforts of YNB to maintain and upgrade technology in order to provide the highest quality products and service and increase productivity. Equipment costs included depreciation on equipment, which totaled $571,000 for the first six months of 2000 reflecting an increase of $129,000 or 29.2% from the $442,000 for the same period in 1999. The increase in depreciation accounted for 60.0% of the total increase in equipment expense. A significant portion of the increased equipment expense related to the equipment costs associated with YNB's new corporate headquarters.

Other non-interest expenses increased $617,000 or 23.9% to $3,199,000 for the first six months of 2000 when compared to the $2,582,000 for the same period in 1999. A key factor for the increase in other non-interest expenses related to $411,000 in costs associated with the restructuring of one commercial loan relationship. This expense accounted for 66.6% of the total increase in other non-interest expense and 17.4% of the increase in total non-interest expense. While most expense categories that are included in other non-interest expenses increased the total increase was reduced by a $98,000 decline in expenses related to other real estate owned to $256,000 in the first six months of 2000 compared to $354,000 for the same period in 1999. Management closely monitors non-interest expenses and seeks to control the growth of these expenses. However, as YNB continues to grow, the costs associated with properly managing the organization will also continue to increase.

For the three months ended June 30, 2000 total non-interest expense increased $1,381,000 or 31.9% to $5,709,000 from 4,328,000 for the same period in 1999. A key factor in the increase was the aforementioned loan restructuring charge which totaled $311,000 for the quarter which accounted for 22.5% of the total increase for the period. Total non-interest expense on an annualized basis, as a percentage of average assets was 1.83% for the three months ended June 30, 2000 and in line with the 1.84% for the same period in 1999. YNB's efficiency ratio for the three months ended June 30, 2000 was 55.2% and in line with the 55.1% for the same period in 1999. Salary and benefit expense increased $411,000 or 16.9% to $2,848,000 from $2,437,000 for the same period in 1999. Occupancy expense increased $289,000 or 90.0% to $610,000 from $321,000 for the same period in 1999. Equipment expense increased $109,000 or 29.7% to $467,200 from $367,000 for the same period in 1999. Other non-interest expense increased $572,000 or 47.5% to $1,775,000 from $1,203,000 for the same period in 1999. The above mentioned loan restructuring of $311,000 accounted for 54.4% of the total increase in other non-interest expense. The other reasons for the increase in non-interest expense for the quarter are the same as discussed above.

Income Tax Expense

The effective income tax rate for the six months ended June 30, 2000 was 29.1% compared to 28.1% for the same period in 1999. The modest increase in the tax rate resulted from the growth in tax-free income not keeping pace with the growth in overall income. Total income tax expense for the six months ended June 30, 2000 was $2,060,000, an increase of $677,000 from the $1,383,000 for the same period in 1999. The increase in tax expense resulted from higher taxable income and a higher effective tax rate.

The effective income tax rate for the three months ended June 30, 2000 was 29.5% compared to 28.3% for the same period in 1999. Total income tax expense for the three months ended June 30, 2000 was $1,100,000, an increase of $313,000 from the $787,000 for the same period in 1999. The reasons for the increase are the same as these discussed above.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB's market risk from December 31, 1999 except as discussed below. For information regarding YNB's market risk refer to the Company's 1999 Annual Report to stockholders.

Changes in Earnings Risk

Net interest income over the next twelve-month period indicates an increased risk to lower rates (-200 basis points) at June 30, 2000 than reported at December 31, 1999. Comparing the simulation results of this low rate scenario to the flat rate interest rate scenario indicates a change in net interest income of -5.1% compared to -2.5% at year end 1999. At the same time, YNB's exposure to higher rates (+200 basis points) increased modestly to a 2.6% change in net interest income compared to a 1.5% change at year-end 1999. The cumulative one-year gap remained a negative $57,364,000 or -4.4% of total assets at June 30, 2000 compared to a negative $152,280,000 or 13.6% of assets at year-end 1999. The dollar change in the gap was $94,916,000.

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

At June 30, 2000, the EVPE changes by -3.51% for rate shifts of +200 and -1.01% for rate shifts of -200 basis points. The non-symmetry of the results is indicative of the callable funding utilized to fund earning asset growth. This compares to changes of -3.67% and -0.01% respectively at December 31, 1999 and -4.26% and -0.14% at June 30, 1999.

The primary causes for this change in risk to rising rates since year-end 1999 are discussed below:

Asset duration decreased to 2.11 years at June 30, 2000 from 2.39 years at December 31, 1999. The primary cause for this decrease in duration was a reduction in the duration of the investment portfolio to 3.43 years at June 30, 2000 from 3.79 years at December 31, 1999.

Liability duration also decreased to 1.21 years at June 30, 2000 from 1.37 years at December 31, 1999. This decline was caused by the shortening of the duration of both total deposits and borrowed funds since the end of 1999.

Management has initiated strategies designed to bring this measurement back within policy guidelines.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings

Not Applicable.

Item 2: Changes in Securities and Use of Proceeds

Not Applicable.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Securities Holders

The annual stockholders meeting of Yardville National Bancorp was held May 2, 2000. The matters voted at that meeting were reported in the 1st quarter 10Q.

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
                    M. Ryan

           Exhibit
           Number                     Description                           Page
--------------------------------------------------------------------------------
(D)         10.9    Salary Continuation Plan for the Benefit of Jay G.
                    Destribats

(E)        10.10    1988 Stock Option Plan

(M)        10.11    Employment Contract between Registrant and Thomas L.
                    Nash

(A)        10.12    Directors' Deferred Compensation Plan

(B)        10.13    Lease Agreement between Jim Cramer and the Bank dated
                    November 3, 1993

(L)        10.14    Lease between Gardeners Property Partnership and the
                    Bank

(A)        10.15    Agreement between the Lalor Urban Renewal Limited
                    Partnership and the Bank dated October, 1994

(C)        10.16    Survivor Income Plan for the Benefit of Stephen F.
                    Carman

(C)        10.17    Lease Agreement between Devon Inc. and the Bank dated
                    as of February 9, 1996

(N)        10.18    1997 Stock Option Plan, as amended effective May 2,
                    2000.

(M)        10.19    Employment Contract between Registrant and Howard N.
                    Hall

(M)        10.20    Employment Contract between Registrant and Sarah J.
                    Strout

(M)        10.21    Employment Contract between Registrant and Nina D.
                    Melker

(L)        10.22    Employment Contract between Registrant and Timothy J.
                    Losch

(G)        10.23    Survivor Income Plan for the Benefit of Timothy J.
                    Losch

(G)        10.24    Lease Agreement between the Ibis Group and the Bank
                    dated July 1997

(H)        10.25    Lease Agreement between Hilton Realty Co. of
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
                    A. Fone

           10.33 Lease agreement between Samuel and Margaret Marrazzo and the Bank dated April 1, 2000

           27.1     Financial Data Schedule

-------------------------------------------------------------------------
        (A) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A filed on July 25, 1995

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

        (N) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended
                    March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            YARDVILLE NATIONAL BANCORP
                                            ------------------------------------
                                                    (Registrant)


Date: August 14, 2000                       By: /s/ Stephen F. Carman
      ----------------------------          ------------------------------------
                                                Stephen F. Carman
                                                Executive Vice President and
                                                Chief Financial Officer