Form 10-Q
period 2000-09-30
YARDVILLE NATIONAL BANCORP
filed 2000-11-14
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10 Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

               For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 8, 2000, the following class and number of shares were outstanding:

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
          Class                                     Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1            FINANCIAL INFORMATION                                PAGE NO.
-------------------------------------------------------------------------------

Item 1.                    Financial Statements

                           Consolidated Statements of Condition
                           September 30, 2000 and December 31, 1999

                           Consolidated Statements of Income
                           Three months ended September 30, 2000 and 1999

                           Consolidated Statements of Income
                           Nine months ended September 30, 2000 and 1999

                           Consolidated Statements of Cash Flows
                           Nine months ended September 30, 2000 and 1999

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

SIGNATURES

Exhibit 27.1 Financial Data Schedule

Item 1.  Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                                      September 30,         December 31,
---------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                         2000                  1999
---------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                              $   18,568           $   17,582
Federal funds sold                                                       37,125                8,035
---------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents                                           55,693               25,617
---------------------------------------------------------------------------------------------------------
Interest bearing deposits with banks                                      1,324                  955
Securities available for sale                                           422,476              309,298
Investment securities (market value of $102,426 in 2000 and
$100,121 in 1999)                                                       108,720              108,167
Loans                                                                   766,667              646,737
     Less:  Allowance for loan losses                                   (10,297)              (8,965)
---------------------------------------------------------------------------------------------------------
     Loans, net                                                         756,370              637,772
Bank premises and equipment, net                                          9,192                9,400
Other real estate                                                         2,253                2,585
Other assets                                                             36,230               29,804
---------------------------------------------------------------------------------------------------------
     Total Assets                                                    $1,392,258           $1,123,598
---------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Deposits
     Non-interest bearing                                            $   92,129           $   90,219
     Interest bearing                                                   791,290              653,588
---------------------------------------------------------------------------------------------------------
     Total Deposits                                                     883,419              743,807
---------------------------------------------------------------------------------------------------------
Borrowed funds
     Securities sold under agreements to repurchase                      24,658               45,000
     Federal Home Loan Bank advances                                    365,774              250,293
     Obligation for Employee Stock Ownership Plan (ESOP)                  1,300                1,600
     Other                                                                1,234                1,796
---------------------------------------------------------------------------------------------------------
     Total Borrowed Funds                                               392,966              298,689
Company - obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust holding solely junior
     Subordinated Debentures of the Company                              26,500               11,500
Other liabilities                                                        17,441               10,777
---------------------------------------------------------------------------------------------------------
     Total Liabilities                                               $1,320,326           $1,064,773
---------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
Common Stock:  no par value
     Authorized 12,000,000 shares
     Issued 7,614,534 in 2000 and 6,917,794 shares in 1999               46,872               40,052
Surplus                                                                   2,205                2,205
Undivided profits                                                        33,083               27,462
Treasury stock, at cost, 172,000 shares in 2000 and 1999                 (3,030)              (3,030)
Unallocated ESOP shares                                                  (1,300)              (1,600)
Accumulated other comprehensive loss                                     (5,898)              (6,264)
---------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                          71,932               58,825
---------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                      $1,392,258           $1,123,598
---------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                     September 30,
---------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                     2000                  1999
---------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                                 $16,684                $12,126
Interest on deposits with banks                                                 18                      9
Interest on securities available for sale                                    7,444                  4,359
Interest on investment securities:
     Taxable                                                                 1,150                  1,310
     Exempt from Federal income tax                                            421                    351
Interest on Federal funds sold                                                 790                    218
---------------------------------------------------------------------------------------------------------
     Total Interest Income                                                  26,507                 18,373
---------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                         2,064                  1,286
Interest on certificates of deposit of $100,000 or more                      2,032                    671
Interest on other time deposits                                              6,436                  4,387
Interest on borrowed funds                                                   5,372                  3,868
Interest on trust preferred securities                                         622                    266
---------------------------------------------------------------------------------------------------------
     Total Interest Expense                                                 16,526                 10,478
---------------------------------------------------------------------------------------------------------
     Net Interest Income                                                     9,981                  7,895
Less provision for loan losses                                               1,200                  1,000
---------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses                     8,781                  6,895
---------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                            380                    349
Gains on sales of mortgages, net                                                --                      5
Securities gains, net                                                            9                     --
Other non-interest income                                                      477                    427
---------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                                866                    781
---------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                               2,969                  2,602
Occupancy expense, net                                                         644                    333
Equipment expense                                                              471                    396
Other non-interest expense                                                   1,761                  1,263
---------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                              5,845                  4,594
---------------------------------------------------------------------------------------------------------
Income before income tax expense                                             3,802                  3,082
Income tax expense                                                           1,110                    882
---------------------------------------------------------------------------------------------------------
     Net Income                                                            $ 2,692                $ 2,200
---------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                      $  0.37                $  0.33
Diluted                                                                    $  0.37                $  0.33
---------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                        7,349                  6,621
Diluted                                                                      7,366                  6,648
---------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
----------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                   2000             1999
----------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                               $46,667            $34,201
Interest on deposits with banks                                               54                 37
Interest on securities available for sale                                 18,902             10,830
Interest on investment securities:
     Taxable                                                               3,518              2,925
     Exempt from Federal income tax                                        1,194                936
Interest on Federal funds sold                                             1,552                612
----------------------------------------------------------------------------------------------------
     Total Interest Income                                                71,887             49,541
----------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                       5,502              3,568
Interest on certificates of deposit of $100,000 or more                    4,704              1,785
Interest on other time deposits                                           17,831             12,426
Interest on borrowed funds                                                14,492              9,552
Interest on trust preferred securities                                     1,186                798
----------------------------------------------------------------------------------------------------
     Total Interest Expense                                               43,715             28,129
----------------------------------------------------------------------------------------------------
     Net Interest Income                                                  28,172             21,412
Less provision for loan losses                                             2,900              2,400
----------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses                  25,272             19,012
----------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                        1,141                974
(Losses) gains on sales of mortgages, net                                    (10)                35
Securities gains, net                                                          4                 18
Other non-interest income                                                  1,356              1,237
----------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                            2,491              2,264
----------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                             8,625              7,330
Occupancy expense, net                                                     1,876                967
Equipment expense                                                          1,415              1,125
Other non-interest expense                                                 4,960              3,845
----------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                           16,876             13,267
----------------------------------------------------------------------------------------------------
Income before income tax expense                                          10,887              8,009
Income tax expense                                                         3,170              2,265
----------------------------------------------------------------------------------------------------
     Net Income                                                          $ 7,717            $ 5,744
----------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                    $  1.12            $  0.99
Diluted                                                                  $  1.11            $  0.98
----------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                      6,912              5,810
Diluted                                                                    6,929              5,837
----------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Nine months ended September 30,
------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                        2000                1999
------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                      $    7,717             $    5,744
Adjustments:
     Provision for loan losses                                                       2,900                  2,400
     Depreciation                                                                    1,122                    822
     ESOP fair value adjustment                                                        (67)                    --
     Amortization and accretion                                                        205                    444
     Gains on sales of securities available for sale                                    (4)                   (18)
     Loss on sales of other real estate                                                 16                      1
     Write down of other real estate                                                   599                    304
     Increase in other assets                                                       (6,623)                (2,688)
     Increase in other liabilities                                                   6,665                    576
------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                                      12,530                  7,585
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Net increase in interest bearing deposits with banks                             (369)                   (73)
     Purchase of securities available for sale                                    (188,280)              (138,075)
     Maturities, calls, and paydowns of securities available for sale               28,160                 25,519
     Proceeds from sales of securities available for sale                           47,342                 11,014
     Proceeds from maturities and paydowns of investment securities                  4,886                  2,664
     Purchase of investment securities                                              (5,478)               (77,810)
     Net increase in loans                                                        (122,045)              (109,952)
     Expenditures for bank premises and equipment                                     (914)                (2,768)
     Proceeds from sale of other real estate                                           265                    908
------------------------------------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                                        (236,433)              (288,573)
------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                                       61,373                 29,164
     Net increase in certificates of deposit                                        78,239                125,078
     Net increase in borrowed funds                                                 94,276                125,511
     Proceeds from issuance of trust preferred securities                           15,000                     --
     Proceeds from issuance of common stock                                          6,887                 19,688
     Decrease (increase) in unallocated ESOP shares                                    300                 (1,700)
     Treasury shares acquired                                                           --                    (22)
     Dividends paid                                                                 (2,096)                (1,396)
------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                                     253,979                296,323
------------------------------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents                                      30,076                 15,335
     Cash and cash equivalents as of beginning of period                            25,617                 16,526
------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                                   $   55,693             $   31,861
------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest expense                                                          39,642                 27,227
          Income taxes                                                               3,912                  2,938
------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers to other real estate from loans, net of charge offs                547                    951
------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2000
(Unaudited)

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

The consolidated financial data as of and for the three and nine months ended September 30, 2000 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the result of operations that might be expected for the entire year ending December 31, 2000.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp (the "Holding Company") and its subsidiaries, Yardville Capital Trust (the "Trust"), Yardville Capital Trust II (the "Trust II") and The Yardville National Bank (the "Bank"), and the Bank's wholly owned subsidiaries, Yardville National Investment Corporation, Brendan, Inc., Nancy Beth, Inc., Jim Mary, Inc., Yardville Real Estate Corporation, YNB Financial Services, Inc., YNB Realty Inc., and Capital Development, Inc., (collectively, "YNB"). All significant inter-company accounts and transactions have been eliminated. Brendan, Inc., Nancy Beth, Inc. and Jim Mary, Inc. are utilized for the control and disposal of other real estate properties. Yardville Real Estate Corporation is utilized to hold Bank branch properties, YNB Financial Services, Inc., provides alternative investment services, and YNB Realty, Inc., a real estate investment trust, is utilized to more effectively manage a portion of the Bank's real estate related loans. Capital Development, Inc. is utilized for nontraditional lending opportunities.

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

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On June 23, 2000, Yardville Capital Trust II, a statutory business trust and a wholly owned subsidiary of the Holding Company, issued $15,000,000 of 9.50% Trust Preferred Securities to one nonaffiliated financial institution and $464,000 of 9.50% Common Securities to the Holding Company. Proceeds from the issuance of the Trust Preferred Securities were immediately used by the Trust to purchase $15,464,000 of 9.50% Subordinated Debentures due June 22, 2030 from the Holding Company. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in Subordinated Debentures of the Holding Company. These Subordinated Debentures constitute the sole assets of the Trust.

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

2. Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended September 30, 2000 and 1999 were 7,349,000 and 6,621,000 respectively. For the diluted net income per share computation, potential common stock of 17,000 and 27,000 are included for the three months ended September 30, 2000 and 1999, respectively.

Weighted average shares for the basic net income per share calculation for the nine months ended September 30, 2000 and 1999 were 6,912,000 and 5,810,000 respectively. For the diluted net income per share computation, potential common stock of 17,000 and 27,000 are included for the nine months ended September 30, 2000 and 1999, respectively.

3. Comprehensive Income

Listed below is the statement of comprehensive income for three and nine months ended September 30, 2000 and 1999.


Comprehensive Income                                                     Three Months Ended September 30, 2000
--------------------------------------------------------------------------------------------------------------
(in thousands)                                                                   2000                1999
--------------------------------------------------------------------------------------------------------------
Net Income                                                                      $ 2,692              $ 2,200
--------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)
     Net change in unrealized loss for the period,
           net of tax                                                             1,653               (1,106)
     Reclassification of realized net gain on sale of
          Securities available for sale, net of tax                                   6                   --
--------------------------------------------------------------------------------------------------------------
     Holding gain (loss) arising during the period,
          net of tax and reclassification                                         1,659               (1,106)
--------------------------------------------------------------------------------------------------------------
     Reclassification adjustment for realized net
          gain, net of tax                                                           (6)                  --
--------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)
     for the period, net of tax                                                   1,653               (1,106)
--------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                      $ 4,345              $ 1,094
==============================================================================================================



Comprehensive Income                                                      Nine Months Ended September 30, 2000
--------------------------------------------------------------------------------------------------------------
(in thousands)                                                                   2000                1999
--------------------------------------------------------------------------------------------------------------
Net Income                                                                      $ 7,717              $ 5,744
--------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)
     Net change in unrealized loss for the period,
           net of tax                                                               366               (4,667)
     Reclassification of realized net gain on sale of
          Securities available for sale, net of tax                                   3                   12
--------------------------------------------------------------------------------------------------------------
     Holding gain (loss) arising during the period,
          net of tax and reclassification                                             369             (4,655)
--------------------------------------------------------------------------------------------------------------
     Reclassification adjustment for realized net
          gain, net of tax                                                            (3)                (12)
--------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss)
          for the period, net of tax                                                 366              (4,667)
--------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                      $  8,083             $ 1,077
==============================================================================================================

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

Compensation expense is recognized based on the fair value of the stock when it is committed to be released. Compensation expense amounted to approximately $76,000 and $87,000 for the three months and approximately $196,000 and $262,000 for the nine months ended September 30, 2000 and 1999 respectively. The fair value of unearned shares at September 30, 2000 is $1,522,332.

Unallocated shares are deducted from common shares outstanding for earnings per share purposes with shares which are committed to be released during the year added back into weighted average shares outstanding.

5. Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 140 (SFAS 140), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, an Amendment of FASB Statement No. 125", provides guidance on the following topics: sales of financial assets such as receivables, loans and securities, servicing assets and extinguishments of liabilities. This statement becomes effective for transactions entered into after March 31,2001. The adoption of SFAS is not expected to have a material impact on the financial position or results of operations of YNB.

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

Financial Condition

Assets

Total consolidated assets at September 30, 2000 were $1,392,258,000, an increase of $268,660,000 or 23.9% compared to $1,123,598,000 at December 31, 1999. The growth in YNB's asset base during the nine months of 2000 was primarily due to increases in loans, Federal funds sold, and available for sale securities. The increase in the loan portfolio was the product of an ongoing consistent strategy to improve the profitability of the organization through relationship banking. With consolidation in its markets YNB has established its niche as the preeminent business community bank in Mercer County specializing in commercial lending. YNB's asset base includes US agency securities of approximately $284,000,000 purchased utilizing primarily Federal Home Loan Bank advances (Investment Growth Strategy). The Investment Growth Strategy securities at September 30, 2000 increased approximately $55,600,000 or 24.3% from the reported total of $228,400,000 at December 31, 1999. The primary goals of the Investment Growth Strategy, improving return on average equity and earnings per share, continue to be achieved.

Federal funds sold

At September 30, 2000 Federal funds sold totaled $37,125,000 compared to $8,035,000 at December 31, 1999. The higher amount of Federal funds sold at September 30, 2000 was primarily due to increased certificate of deposit (CD) balances, private trust preferred and private equity capital offering proceeds and borrowed funds raised to fund loan growth and effectively manage liquidity. The average Federal funds sold balance for the nine months of 2000 was $32,386,000 compared to $16,793,000 for the same period in 1999. Management remains focused on maintaining adequate liquidity to fund loan growth and to enhance the liquidity profile of YNB.

Securities

The following tables present the amortized cost and market value of YNB's securities portfolios as of September 30, 2000 and December 31, 1999.


Available For Sale Securities                          September 30, 2000               December 31, 1999
------------------------------------------------------------------------------------------------------------------
                                                     Amortized          Market         Amortized         Market
(in thousands)                                          Cost            Value             Cost           Value
----------------------------------------------- ---------------- ---------------- --------------- ----------------
U.S. Treasury securities and
     obligations of other U.S.
     government agencies                              $ 138,345        $ 134,331       $ 117,496        $ 112,731
Mortgage-backed securities                              251,984          247,866         170,775          166,164
Corporate obligations                                    21,310           20,368           5,783            5,522
All other securities                                     19,911           19,911          24,881           24,881
----------------------------------------------- ---------------- ---------------- --------------- ----------------
Total                                                 $ 431,550        $ 422,476       $ 318,935        $ 309,298
==================================================================================================================


Investment Securities                                  September 30, 2000               December 31, 1999
------------------------------------------------------------------------------------------------------------------
                                                     Amortized          Market         Amortized         Market
(in thousands)                                          Cost            Value             Cost           Value
----------------------------------------------- ---------------- ---------------- --------------- ----------------
Obligations of other U.S.
     government agencies                              $  68,186        $  63,724       $  69,184        $  63,992
Obligations of state and
     Political subdivisions                              36,296           34,603          31,892           29,281
Mortgage-backed securities                                4,238            4,099           7,091            6,848
----------------------------------------------- ---------------- ---------------- --------------- ----------------
Total                                                 $ 108,720        $ 102,426       $ 108,167        $ 100,121
==================================================================================================================

Securities represented 38.2% of total assets at September 30, 2000 and 37.2% at December 31, 1999. Total securities increased $113,731,000 or 27.2% at September 30, 2000 to $531,196,000 compared to $417,465,000 at year-end 1999. The available for sale portfolio represented 79.5% of the total security holdings of YNB at September 30, 2000, compared to 74.1% at year-end 1999.

The net unrealized loss on available for sale securities was $9,074,000 as of September 30, 2000 and was $9,637,000 at December 31, 1999. Net unrealized loss, net of tax effect, was $5,898,000 as reported in Accumulated other comprehensive loss in Stockholders' Equity at September 30, 2000, and $6,264,000 reported at December 31, 1999. The decrease in the net unrealized loss on available for sale securities is primarily due to the changes in interest rates from December 31, 1999 to September 30, 2000.

Securities available for sale increased $113,178,000 or 36.6% at September 30, 2000 when compared to the December 31, 1999 balance of $309,298,000. The largest increase was in mortgage-backed securities, which increased $81,702,000. Mortgage-backed securities purchased were primarily comprised of floating rate CMO's that increased by $52,923,000, and fixed rate mortgage-backed securities. Floating rate CMO's have been purchased to improve the performance of the investment portfolio in a rising rate environment. U.S. Treasury and other U.S. agency obligations increased $21,600,000 or 19.2%. The growth was primarily in shorter-term callable bonds purchased to enhance YNB's liquidity profile. Corporate obligations increased $14,846,000 or 268.9% to $20,368,000 at September 30, 2000 from $5,522,000 at December 31, 1999. This increase resulted primarily from the purchases of bank trust preferred securities. These securities were primarily purchased to offset the increased interest expense associated with YNB's trust preferred securities issued in June 2000.

Investment securities increased $553,000 to $108,720,000 at September 30, 2000 from $108,167,000 at December 31, 1999. The increase was primarily due to an increase in obligations of state and political subdivisions offset by principal paydowns on mortgage backed securities.

The Investment Growth Strategy securities increased $55,600,000 over the year-end 1999 level. The largest increase was in floating rate US agency collateralized mortgage obligations, which increased $34,510,000. The next largest growth was in US agency fixed rate mortgage backed securities, which increased $18,837,000. Reductions were recorded in adjustable rate mortgage backed securities due to principal paydowns. At September 30, 2000, the Investment Growth Strategy portfolio was comprised of 72.0% of fixed rate securities and 28.0% of adjustable or floating rate securities compared to 77.8% fixed rate securities and 22.2% adjustable rate securities at year end 1999.

Loans

Total loans, net of unearned income, increased $119,930,000 or 18.5% at September 30, 2000 to $766,667,000 from $646,737,000 at December 31, 1999. This growth exceeded the $108,190,000 experienced in the first nine months of 1999. YNB's loan portfolio represented 55.1% of total assets at September 30, 2000 compared to 57.6% at December 31, 1999. YNB's lending focus continues to be on commercial and industrial loans, and commercial real estate loans. The ability of YNB to enter into larger loan relationships and management's philosophy of relationship banking are key factors in continued strong loan growth. Strong competition from both bank and nonbank competitors could result in comparatively lower yields on new and established lending relationships. In addition, borrowers' concerns over the economy, real estate prices and interest rates could all be factors in slowing future loan growth. . The table below lists loan growth by type for the period of December 31, 1999 to September 30, 2000.


Loan Portfolio Composition
--------------------------------------------------------------------------------------------------------------------
 (in thousands)                                        9/30/00          12/31/99           Change          % change
--------------------------------------------- ----------------------------------------------------------------------
Commercial real estate                               $ 326,275         $ 294,413    $     31,862             10.8%
Real estate - mortgage
     Residential                                       157,394           120,556          36,838             30.6
     Home equity                                        23,702            23,581             121              0.5
Commercial and industrial                              141,544           114,388          27,156             23.7
Real Estate - construction                              85,928            59,457          26,471             44.5
Consumer                                                24,510            22,879           1,631              7.1
Other loans                                              7,314            11,463          (4,149)            36.1
--------------------------------------------- ----------------------------------------------------------------------
Total loans                                          $ 766,667         $ 646,737    $    119,930             18.5%
====================================================================================================================

Commercial real estate loans had the strongest dollar growth increasing $31,862,000 or 10.8%. Commercial and industrial loans increased $27,156,000 or 23.7% and Real estate construction loans increased $26,471,000 or 44.5%. These three loan categories increased $85,489,000 and accounted for 71.3% of the total loan growth for the period. YNB's continued success in generating these types of loans is based on several factors. First, management's focus on commercial related lending has resulted in YNB's growing reputation as a business lender in our market place. Second, YNB's increased legal lending limit allows for larger loans to both new and existing customers.

Real estate residential loans are primarily composed of 1-4 family residential loans, multi family residential loans, fixed rate home equity loans and business loans secured by residential real estate. Growth in this portfolio remained strong in the first nine months of 2000 with an increase in the outstanding balance of $36,838,000 or 30.6% from the December 31, 1999 balance. Residential mortgage loans represented $70,288,000 or 44.7% of the total at September 30, 2000 compared to $60,942,000 or 50.6% of the total at year-end 1999. Growth in residential mortgages was $9,346,000 and accounted for 25.4% of the total increase for the period. Home equity loans increased $121,000 or 0.5% and consumer loans increased $1,631,000 or 7.1%. Management believes that there continues to be opportunities to increase the consumer and home equity loan portfolios. However, competition for quality loan relationships remains strong.

Deposit liabilities

The following table provides information concerning YNB's deposit base at September 30, 2000 and December 31, 1999.


Deposits
--------------------------------------------- ----------------------------------------------------------------------
(in thousands)                                         9/30/00          12/31/99          Change          % Change
--------------------------------------------- ----------------------------------------------------------------------
Non-interest bearing demand
     deposits                                        $  92,129         $  90,219       $   1,910               2.1%
Interest bearing demand deposits                        66,765            61,483           5,282               8.6
Money market deposits                                  116,243            57,143          59,100             103.4
Savings deposits                                        75,380            80,300          (4,920)              6.1
Certificates of deposit of $100,000
     or over                                           121,573            72,528          49,045              67.6
Other time deposits                                    411,329           382,134          29,195               7.6
--------------------------------------------- ----------------------------------------------------------------------
Total                                                $ 883,419         $ 743,807       $ 139,612              18.8%
============================================= ======================================================================

YNB's deposit base is the principal source of funds supporting interest-earning assets. Total deposits increased $139,612,000 or 18.8% to $883,419,000 at September 30, 2000 compared to $743,807,000 at December 31, 1999. In January 2000, YNB increased the rates on its Premier Money Market Accounts for both business and personal customers and launched an aggressive advertising and calling campaign to promote the higher rates. This campaign has resulted in strong growth in money market deposits with the total increasing $59,100,000 or 103.4% to $116,243,000 at September 30, 2000 from $57,143,000 at December 31,
1999. Certificates of deposit were also competitively priced in the in 2000 to fund new loan growth and improve liquidity. Certificates of deposits continue to be an important source of funding for YNB in 2000. Certificates of deposit of $100,000 or over increased $49,045,000 or 67.6% to $121,573,000 from $72,528,000 at December 31, 1999 and accounted for 35.1% of the total deposit growth for the period. Other time deposits increased $29,195,000 or 7.6% to $411,329,000 from $382,134,000 at December 31, 1999. Growth in time deposits accounted for 56.0% of the total increase in deposits for the first nine months of 2000. Certificates of deposit accounted for 60.3% of total deposits at September 30, 2000 compared to 61.1% at year-end 1999.

YNB also markets its certificates of deposit through a nationwide computer based service. This service allows YNB to have access to a wider market to raise needed funding. At September 30, 2000, YNB had approximately $139,210,000 in outstanding certificates of deposit raised through this service. This reflects a net increase of $38,580,000 in 2000. Management anticipates that this market will continue to play an important role in funding future asset growth. However, as new branches open and if the efforts to generate lower cost core deposits continue to be successful, it is anticipated that these new lower costing deposits will replace higher costing certificates of deposit.


Non-interest bearing demand deposits increased $1,910,000 or 2.1% to $92,129,000 at September 30, 2000 when compared to $90,219,000 at December 31, 1999. This increase is primarily due to management's ongoing efforts to capture and expand the deposit relationships of both new and existing consumer and business customers. YNB recently introduced and is aggressively marketing a totally free checking account for personal depositors. This account has been well received and its growth accounts for a portion of the increased non-interest bearing deposit balances and provides YNB with increased opportunities to cross sell other products.

Interest bearing demand deposits increased $5,282,000 or 8.6% to $66,765,000 at September 30, 2000 from $61,483,000 at year-end 1999. In addition, money market balances increased $59,100,000 or 103.4% to $116,243,000 at September 30, 2000
from $57,143,000 at December 31, 1999. This increase resulted from higher rates paid and the aggressive marketing campaign of the Premier Money Market Account conducted by YNB. Savings deposits decreased $4,920,000 or 6.1% to $75,380,000 at September 30, 2000 from $80,300,000 at December 31, 1999. A key factor for this decline was the migration of accounts from lower yielding savings to higher yielding money market accounts.

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

YNB continues to seek lower cost funding sources. In January 2000, YNB introduced YNB Online, PC based home and business banking service. This service will allow customers to have greater access to their accounts and should help to make YNB's deposit products more competitive in the market place. Another source of low cost funds is the opening of new branches to serve a wider market area. In April 2000, YNB opened its first supermarket branch located in Ewing Township, New Jersey. Management believes that this branch should be a strong source of both core deposits and consumer loans. In addition, management continues to seek additional branch sites. YNB currently has regulatory approval to open three additional branches. One of these branches will be located in Lawrence Township, Mercer County, New Jersey and will fill a gap in YNB's existing market coverage. Management anticipates opening this branch in December 2000. The other two branches will expand YNB into the neighboring counties of Burlington and Hunterdon. The Burlington County branch will be located in Bordentown, New Jersey and allow YNB to better serve a market where it already does business. This branch should open in the first quarter of 2001. The Hunterdon County branch will be located in Flemington, New Jersey. Management expects this branch to open in November 2000. Management believes Hunterdon County represents a strong market opportunity for both loans and deposits. To better service this market a local business development board was established to promote the bank. Management intends to continue to seek and evaluate opportunities for additional branches both inside and outside of its core Mercer County market place. Management believes that expanding the branch network to tap new deposit markets is the best solution for generating lower cost funds to support asset growth.

Borrowed Funds

Borrowed funds totaled $392,966,000 at September 30, 2000, an increase of $94,277,000 or 31.5% when compared to $298,689,000 at December 31, 1999. The growth in Federal Home Loan Bank advances (FHLB) was used to fund the Investment Growth Strategy and to replace called or matured securities sold under agreements to repurchase accounted for the increase in borrowed funds. Approximately $292,158,000 or 74.6% of borrowed funds at September 30, 2000 are related to the Investment Growth Strategy. In determining funding, as Investment Growth Strategy funding matures or is called, management evaluates several factors: the future outlook for interest rates, interest rate risk, the trade off between maximizing current income or preserving longer term earnings and other relevant factors. Management anticipates that funding costs associated with borrowed funds will increase as shorter-term repurchase agreements mature and callable funding at below market rates is called. At September 30, 2000, $282,500,000 or 96.7% of the Investment Growth Strategy funding was in callable funding compared to $220,000,000 or 97.8% at December 31, 1999.

Securities sold under agreements to repurchase totaled $24,658,000 at September 30, 2000 compared to $45,000,000 at December 31, 1999. $10,000,000 or 40.6% of
the repurchase agreements outstanding at September 30, 2000 were callable compared to $40,000,000 or 88.9% at December 31, 1999. Management has been shifting funding from repurchase agreements to callable FHLB advances due to lower funding costs available at the FHLB. With the increase in interest rates since the end of 1999, management anticipates that repurchase agreement costs will rise as shorter-term repurchase agreements mature and below market rate callable repurchase agreements are called and are replaced at higher market rates.

YNB had FHLB advances outstanding of $365,774,000 at September 30, 2000, an increase of $115,481,000 or 46.1% when compared to $250,293,000 at December 31, 1999. YNB continues to utilize callable FHLB advances to fund both Investment Growth Strategy purchases as well as other earning assets. In 2000, as advances were called or matured, management has followed a strategy of extending call dates when the rates appear attractive. At September 30, 2000 callable advances totaled $348,000,000 or 95.1% of advances outstanding compared to $239,500,000 or 95.7% at December 31, 1999. Callable FHLB advances have terms of two to ten years and are callable after periods ranging from three months to five years. There is $142,000,000 in callable advances with call dates in 2000 outstanding as of September 30, 2000. Management anticipates that, if rates continue to rise, some or all of these advances will be called and will have to be replaced with higher costing advances.

Borrowed funds included $1,300,000 related to the ESOP. The ESOP purchased 155,340 shares of the common stock, no par value, of the Holding Company with a loan from a nonaffiliated financial institution. The financing is for a term of five years with an interest rate of 7.00% and a maturity date in 2004. The interest rate is fixed for the period of the loan, and the loan will be repaid in equal monthly installments over the term of the loan. The shares purchased by the ESOP were used as collateral for the loan. The Holding Company guarantees the repayment of the loan.

YNB has the ability to borrow up to $37,485,000 from the FHLB through its line of credit program, subject to collateral requirements. In addition, YNB is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock requirements, collateral requirements and other restrictions. YNB also maintains unsecured federal funds lines with four commercial banks totaling $25,000,000 for daily funding needs. YNB's funding strategy is to rely on deposits to fund new loan growth whenever possible and to rely on borrowed funds as a secondary funding source for loans.

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

On October 16, 1997, the Holding Company through the Trust, completed the sale of $11,500,000, of 9.25% Trust Preferred Securities to the public.

As of September 30, 2000, $25,943,000 or 97.9% of the $26,500,000 in trust preferred securities outstanding qualify as Tier I capital. The remaining $557,000 is treated as Tier II capital. Management anticipates that all Trust Preferred outstanding at September 30, 2000 will qualify for Tier I capital within the next 12 months.

Equity Capital

On June 23, 2000, the Holding Company completed the private placement of 68,500 units, each unit consisting of 10 shares of common stock and 1 common stock purchase warrant. The units were sold to a limited number of accredited investors and generated gross proceeds of $6,850,000. Net proceeds after offering costs was $6,835,000.

$21,300,000 of the total proceeds raised in 2000, by the trust preferred and equity offerings was contributed to the Bank to support future asset growth.

Stockholders' equity at September 30, 2000 totaled $71,932,000, an increase of $13,107,000 or 22.3%, compared to $58,825,000 at December 31, 1999. This net increase resulted from the following factors:

(i) YNB earned net income of $7,717,000 for the nine months ended September 30, 2000 and paid cash dividends of $2,096,000.

(ii) The unrealized loss on available for sale securities was $5,898,000 at September 30, 2000 compared to an unrealized loss of $6,264,000 at December 31, 1999. This decrease in the unrealized loss resulted in a $67,000 increase in stockholders' equity.

(iii) YNB received $52,000 in proceeds from exercised options and $6,835,000 from the equity capital offering. Offsetting these increases was a $67,000 decrease associated with the fair market value adjustment related to the allocation of shares from the employee stock option plan.

(iv) A reduction in commitment to ESOP of $300,000 to $1,300,000 at September 30, 2000 from $1,600,000 resulted in an increase of $300,000 in Stockholders' equity.

While total Stockholders' equity increased $13,107,000, Tier one regulatory capital increased $27,184,000 or 35.5% and total regulatory capital increased $29,073,000 or 34.0%. The following table sets forth regulatory capital ratios for the Holding Company and the Bank as of September 30, 2000 and December 31, 1999.

                                                        Amount                                    Ratios
--------------------------------------------------------------------------------------------------------------------
dollars in thousands                                   09/30/00        12/31/99        09/30/00         12/31/99
-------------------------------------------------- ---------------- ------------- ---------------- -----------------
Risk-based capital:
     Tier 1:
          Holding Company                              103,766         $ 76,579          11.4%            10.3%
          Bank                                         102,897           76,279          11.3             10.2
-------------------------------------------------- ---------------- ------------- ---------------- -----------------
     Total:
          Holding Company                              114,620           85,544          12.5             11.5
          Bank                                         113,194           85,244          12.4             11.4
-------------------------------------------------- ---------------- ------------- ---------------- -----------------
Tier 1 leverage:
          Holding Company                              103,766           76,579           8.3              7.9
          Bank                                         102,897         $ 76,279           8.2%             7.8%
--------------------------------------------------------------------------------------------------------------------

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of 4.0%; a Tier 1 risk-based capital ratio of 4.0% and a total risked based capital ratio of 8.0%. To be considered "well capitalized" an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At September 30, 2000, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is management's goal to provide YNB with adequate capital to continue to support asset growth and maintain both the Bank and Holding Company as well capitalized institutions.

Credit Quality

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of September 30, 2000 and December 31, 1999.

In the third quarter of 2000, management of YNB became aware of a fraudulent loan situation committed by an employee in the consumer loan department of the bank. After a careful review of the consumer loan portfolio management believes that $413,000 of consumer loans represent all of the fraudulent transactions entered into by this individual. In the third quarter of 2000, $100,000 of these loans was charged off to the loan loss reserve with the remaining $313,000 listed as nonaccrual loans. Management is currently working with its insurance carrier and the amount of recovery, if any, cannot be determined at this time.


Nonperforming Assets
--------------------------------------------------------------------------------------------------
(in thousands)                                                          09/30/00         12/31/99
--------------------------------------------------------------------------------------------------
Nonaccrual loans:
     Commercial and industrial                                          $    993         $    676
     Real estate - mortgage                                                4,754            1,189
     Consumer                                                                275               12
     Other                                                                    --              312
--------------------------------------------------------------------------------------------------
          Total                                                            6,022            2,189
--------------------------------------------------------------------------------------------------
Restructured loans                                                           751              540
--------------------------------------------------------------------------------------------------
Loans 90 days or more past due:
     Commercial and industrial                                               616               46
     Real estate - mortgage                                                  710              277
     Consumer                                                                 21               26
--------------------------------------------------------------------------------------------------
          Total                                                            1,347              349
--------------------------------------------------------------------------------------------------
Total nonperforming loans                                                  8,120            3,078
--------------------------------------------------------------------------------------------------
Other real estate                                                          2,253            2,585
--------------------------------------------------------------------------------------------------
Total nonperforming assets                                              $ 10,373         $  5,663
--------------------------------------------------------------------------------------------------
Allowance for loan losses to total loans, end of period                    1.34%            1.39%
Allowance for loan losses to nonperforming loans, end of
period                                                                   126.81%          291.26%
==================================================================================================

At September 30, 2000, nonperforming loans, which are loans 90 days and more past due, restructured loans and nonaccrual loans, totaled $8,120,000, a $5,042,000 or 163.8% increase from the $3,078,000 at December 31, 1999. The increase in nonperforming loans was primarily due to four individual loan relationships totaling $4,903,000 that were classified as nonaccrual during 2000. These loans primarily consist of commercial and industrial loans secured by commercial real estate and commercial real estate related loans.

Other real estate at September 30, 2000 totaled $2,253,000, a $332,000 or 12.8% decrease when compared to $2,585,000 at December 31, 1999.

Nonperforming assets at September 30, 2000 totaled $10,373,000 a $4,710,000 or 83.2% increase from the $5,663,000 level at December 31, 1999. Total nonperforming assets as a percentage of total assets were 0.75% at September 30, 2000 compared to 0.50% at December 31, 1999. The increase in nonperforming assets resulted from the higher level of nonperforming loans partially offset by a reduction in other real estate.

Allowance for Loan Losses

The allowance for loan losses totaled $10,297,000 at September 30, 2000, an increase of $1,332,000 from the $8,965,000 at year-end 1999. The provision for loan losses for the nine months of 2000 was $2,900,000 compared to $2,400,000 for the same period of 1999. Gross chargeoffs were $1,681,000 for the nine months of 2000 compared to $879,000 for the same period in 1999. Gross recoveries were $113,000 for the nine months of 2000 compared to $68,000 for the same period in 1999. Annualized net chargeoffs as a percentage of average loans were 0.30% for the nine months of 2000 and 0.17% for the year ended December 31, 1999.

Management maintains the allowance for loan losses at a level determined in accordance with management's documented allowance adequacy methodology. It is management's assessment, based on management's estimates, that the allowance is adequate in relation to the credit risk exposure levels. One measure of the adequacy of the allowance for loan losses is the ratio of allowance for loan losses to total loans. This ratio was 1.34% at September 30, 2000 compared to 1.39% at December 31, 1999. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. This ratio was 126.81% at September 30, 2000 compared to 291.26% at December 31, 1999. The decrease in this ratio was due to an increase in nonperforming loans.

Results of Operations

Net Income

YNB reported net income of $7,717,000 for the nine months ended September 30, 2000, an increase of $1,973,000 or 34.3% over the $5,744,000 for the same period in 1999. The increase in net income for the nine months of 2000 compared to the same period in 1999 is attributable to higher net interest income and increased non-interest income offset by increased non-interest expenses and, to a lesser extent, a higher provision for loan losses. Basic earnings per share for the nine months ended September 30, 2000 increased $0.13 or 13.1% to $1.12 compared to $0.99 for the same period in 1999. Diluted earnings per share for the nine months ended September 30, 2000 was $1.11, an increase of $0.13 or 13.3% when compared to $0.98 for the same period of 1999.

On a quarterly basis, net income for the third quarter of 2000 was $2,692,000 and represented a $492,000 or 22.4% increase over net income for the same period in 1999. On a per share basis, basic and diluted earnings per share for the third quarter of 2000 were $0.37, an increase of $0.04 or 12.1% when compared to the second quarter of 1999. The reasons for the increase are the same as discussed above.

Net Interest Income

YNB's net interest income for the nine months of 2000 was $28,172,000, an increase of $6,760,000 or 31.6% from the same period in 1999. The principal factor contributing to this increase was an increase in interest income of $22,346,000 resulting primarily from increased loan and securities balances and higher yields offset by an increase of $15,586,000 in interest expense. This increase in interest expense was primarily due to both higher average balances of time deposits and borrowed funds and higher interest rates on all deposit types and borrowed funds.

The net interest margin (tax equivalent basis) which is net interest income divided by average interest earning assets, for the nine months of 2000, was 3.21% a 9 basis point or 2.7% decline compared to 3.30% for the same period in 1999. The principal factors causing the narrowing of the net interest margin were the more rapid increase in the cost of interest bearing liabilities as compared to the increased yield on interest earning assets. Total interest bearing liability costs increased 64 basis points as compared to a 52 basis point increase in the yield on interest earning assets. Interest income on securities for the nine months ended September 30, 2000 included a one-time FHLB stock dividend in the amount of $412,000. This payment increased the reported net interest margin by 5 basis points for the year.

On a quarterly basis, net interest income was $9,981,000 an increase of $2,086,000 or 26.4% when compared to the third quarter of 1999. The net interest margin (tax equivalent basis) for the three months ended September 30, 2000 was 3.17% a 14 basis point or 4.2% decrease from the same period in 1999. As mentioned above the $412,000 FHLB stock dividend increased the reported net interest margin for the quarter ended September 30, 2000 by 13 basis points. The reasons for the decline are the same as discussed above.

The net interest margin for the 2000 and 1999 comparative periods was also negatively impacted by the Investment Growth Strategy. The securities in the Investment Growth Strategy at September 30, 2000, were approximately $284,000,000 compared to $236,800,000 at September 30, 1999. The targeted spread on this strategy is 75 basis points after tax. Because of the targeted spread on this strategy, there is a negative impact to the net interest margin and return on average assets. Conversely, this strategy is designed to increase both return on average equity and earnings per share, the primary goals of the strategy. The goals of this strategy continue to be achieved.

Interest Income

For the nine months of 2000 total interest income was $71,887,000, an increase of $22,346,000 or 45.1% when compared to interest income of $49,541,000 for the same period in 1999. This increase is due to higher average balances in both loans and securities and higher yields on both earning asset types. Average loans increased $155,821,000 or 28.5% and the yield increased 51 basis points to 8.86% from 8.35%. The increased loan yields reflected the higher prime rate of interest as well as higher overall interest rates in the nine months of 2000 compared to the same period in 1999. Interest and fees on loans for the nine months ended September 30, 2000 increased $12,466,000 or 36.4% to $46,667,000 from $34,201,000 for the same period in 1999. Average securities outstanding for the nine months ended September 30, 2000 increased $143,569,000 or 44.7% to $464,446,000 when compared to the $320,877,000 for the same period of 1999. Over the same period, the yield on the security portfolio increased 68 basis points to 6.78% from 6.10%. The yield on the security portfolio includes a $412,000 one-time dividend from the FHLB. This payment increased the yield on the investment portfolio by 12 basis points. Without the one time dividend payment the yield on the investment portfolio would have been 6.66%. The increase in average balance and yield resulted in interest on securities increasing $8,923,000 or 60.7% to $23,614,000 for the nine months ended September 30, 2000 compared to $14,691,000 for the same period in 1999. Overall, the yield on YNB's interest earning asset portfolio increased 52 basis points to 7.99% for the nine months ended September 30, 2000 from the 7.47% for the same period in 1999.

For the third quarter of 2000, total interest income was $26,507,000, an increase of $8,134,000 or 44.3% when compared to $18,373,000 for the third quarter of 1999. The increase was due to both higher average balances of both loans and securities and higher yields on both asset types. The overall yield on earning assets for the third quarter of 2000 was 8.22% a 70 basis point increase from the 7.52% for the same period of 1999. The increase in yield was primarily due to the higher prime rate of interest and higher yields on the securities portfolio.

Interest Expense

Total interest expense increased $15,586,000 or 55.4% to $43,715,000 for the nine months of 2000 compared to $28,129,000 for the same period in 1999. The increase in interest expense for the comparable time periods is primarily from higher levels of time deposits and borrowed funds. In addition to the higher balances, the rates paid on both deposits and borrowed funds increased due to the higher rates experienced in 2000 when compared to 1999. The average rate paid on interest bearing liabilities for the nine months ended September 30, 2000 increased 64 basis points to 5.39% from 4.75% for the same period of 1999.

Interest on other time deposits under $100,000 increased $5,405,000 to $17,831,000 for the nine months ended September 30, 2000 from $12,426,000 for the same period in 1999. This increase was caused by both an increase of $95,107,000 in the average outstanding balance to $401,225,000 for the nine months ended September 30, 2000, when compared to the outstanding average balance of $306,118,000 for the nine months ended September 30, 1999, and an increase of 52 basis points in the cost to 5.93% from 5.41% for the same periods as described above. Interest expense on certificates of deposit under $100,000 accounted for 40.8% of total interest expense for the nine months ended September 30, 2000 and 44.2% of the total increase in interest expense for the same period last year. During the nine months of 2000, YNB offered attractive rates on CDs locally and nationwide to fund loan growth and enhance the liquidity profile of YNB.

Interest on certificates of deposit (CDs) of $100,000 or more increased $2,919,000 or 163.5% to $4,704,000 for the nine months ended September 30, 2000 from $1,785,000 for the same period in 1999. The increase was caused by an increase in the average outstanding balance of $53,211,000 or 114.6% to $99,627,000 for the nine months ended September 30, 2000 when compared to the outstanding average balance of $46,416,000 for the nine months ended September 30, 1999. The cost of certificates of deposit of $100,000 or more increased 117 basis points to 6.30% for the nine months of 2000 from 5.13% for the same period in 1999.

Interest expense on borrowed funds increased $4,940,000 or 51.7% to $14,492,000 for the nine months of 2000 when compared to $9,552,000 for the same period in 1999. The increased expense was caused by a $95,073,000 increase in the average balance outstanding in the first nine months of 2000 to $339,289,000 when compared to the $244,216,000 for the same period in 1999. The rate paid on borrowed funds increased 48 basis points for the nine months ended September 30, 2000 to 5.70% from the 5.22% for the same period last year. The primary causes for the increase in interest expense on borrowed funds are higher rates and the higher level of borrowings used to fund both the Investment Growth Strategy and other earning asset growth. The higher interest rate environment in 2000 has resulted in increased costs as existing below market callable FHLB advances and repurchase agreements are called and are replaced at current market level rates. Management anticipates that if interest rates continue to rise the cost of borrowed funds will also increase.

Interest expense on savings, money markets and interest bearing demand accounts increased $1,934,000 or 54.2% to $5,502,000 for the nine months of 2000 when compared to the $3,568,000 for the same period in 1999. Early in January 2000, YNB redesigned its Premier Money Market Account for both personal and business customers. The most significant change was an increase, on a tiered basis, in the rate paid to be more competitive in the market place. This had the immediate impact of increasing the cost of existing money market balances and was a key factor in the increased cost on these deposit types. Money market accounts are historically less expensive than CDs and present more opportunities to cross sell other bank products and services. YNB has already experienced substantial growth in Premier Money Market balances due to the higher rate and aggressive marketing campaign conducted to promote the product. The cost of savings, money markets and interest bearing demand deposits increased 65 basis points to 3.28% for the nine months of 2000 when compared to 2.63% for the same period in 1999. At the same time, the average balance of these deposit types increased $42,500,000 or 23.5% to $223,605,000 for the nine months of 2000 from
$181,105,000 for the same period in 1999.

Total interest expense for the third quarter of 2000 increased $6,048,000 or 57.7% to $16,526,000 from $10,478,000 for the same period in 1999. The overall cost of interest bearing liabilities increased 86 basis points to 5.68% from 4.82% for the third quarter of 1999. The reasons for the increase in interest expense for the second quarter are the same as discussed above and the impact of the Trust preferred securities completed in June 2000. The trust preferred issue resulted in interest expense increasing $356,000 and increased the quarterly cost of funds by 14 basis points.

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

Provision for Loan Losses

YNB provides for possible loan losses by a charge to current operations. The provision for loan losses for the nine months ended September 30, 2000 was $2,900,000, a $500,000 or 20.8% increase over the $2,400,000 provision recorded for the same period of 1999.

For the three months ended September 30, 2000 the provision for loan losses was $1,200,000, a $200,000 or 20.0% increase from the same period in 1999. The increase in the provision for both the quarter and year to date comparisons was primarily due to strong loan growth, and increased net charge offs. Management believes that the reserve for loan losses is adequate in relation to the credit risk exposure levels.

Non-interest Income

Total non-interest income for the nine months of 2000 was $2,491,000, an increase of $227,000 or 10.0% over non-interest income of $2,264,000 for the same period in 1999. The increase was due principally to increased service charges on deposit accounts.

Service charges on deposit accounts increased $167,000 or 17.1% to $1,141,000 for the nine months ended September 30, 2000 compared to $974,000 for the same period in 1999. This increase accounted for 73.6% of the total increase in non-interest income for the period. This increase reflects the continuing growth in core deposits as well as better collection efforts.

Other non-interest income increased $119,000 or 9.6% to $1,356,000 for the nine months ended September 30, 2000 from $1,237,000 for the same period in 1999. Increases in ATM fees and income on Bank owned life insurance assets accounted for the increase. The single largest component of other non-interest income was income derived from bank owned life insurance assets, which totaled $614,000 for the nine months of 2000 as compared to $573,000 for the same period in 1999. This income represented 24.6% and 25.3% of total other non-interest income for the nine months of 2000 and 1999 respectively. The income earned on these assets is used to offset expenses on deferred compensation programs.

For the three months ended September 30, 2000 total non-interest income increased $85,000 or 10.9% to $866,000 from $781,000 for the same period in 1999. The key factors for the increase are the same as discussed above with service charges on deposit accounts increasing $31,000 and accounting for 36.5% of the total increase in non-interest income.

Non-interest income represented 3.3% of YNB's total revenue in the nine months of 2000 and 3.2% of total revenue for the third quarter of 2000 compared to 4.4% and 4.1% for the same periods in 1999. The reduction in these ratios was caused by the growth rate of interest income exceeding the growth rate of non-interest income. Management views this low level of non-interest income as an opportunity to increase overall revenue. Management continues to closely evaluate both traditional and non-traditional sources of new non-interest income as part of a longer-term strategy to increase earnings.

Non-interest Expense

Total non-interest expense increased $3,609,000 or 27.2% to $16,876,000 for the nine months of 2000 compared to $13,267,000 for the same period in 1999. The increase in non-interest expense was primarily due to increases in salaries and employee benefits, occupancy, and other non-interest expenses. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.80% for the nine months of 2000 compared to 1.91% for the same period of 1999. The improvement in this ratio is due to the strong asset growth experienced by YNB. YNB's efficiency ratio for the nine months of 2000 was 55.04%, a decrease from the 56.04% for the same period in 1999. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources.

Salary and employee benefits increased $1,295,000 or 17.7% to $8,625,000 for the nine months of 2000 compared to $7,330,000 for the same period in 1999. Salary and benefits expense accounted for 51.1% of total non-interest expenses for the nine months of 2000. Salary expense increased $1,153,000 or 20.3% reflecting increased staffing levels throughout YNB as the organization continues to grow and normal salary increases. Benefit expense increased $142,000 or 8.3%. The increase in salary and benefit expense in the nine months of 2000 accounted for 35.9% of the total increase in non-interest expense when the nine months of 2000 is compared to the same period in 1999.

Occupancy expense for the nine months of 2000 was $1,876,000, an increase of $909,000 or 94.0% compared to $967,000 for the same period in 1999. Total rent expense on leased properties increased $483,000 and accounted for 53.1% of the total increase for the period. The primary cause for the increase in rent expense, as well as the total increase in occupancy expense, were the expenses associated with YNB's corporate headquarters building. YNB first occupied the building in October of 1999.

Equipment expense increased $290,000 or 25.8% to $1,415,000 for the nine months of 2000 from $1,125,000 for the same period in 1999. The increase in equipment costs reflects the continuing efforts of YNB to maintain and upgrade technology in order to provide the highest quality products and service and increase productivity. Equipment costs included depreciation on equipment, which totaled $855,000 for the nine months of 2000 reflecting an increase of $194,000 or 29.3% from the $661,000 for the same period in 1999. The increase in depreciation accounted for 66.9% of the total increase in equipment expense. A significant portion of the increased equipment expense related to the equipment costs associated with YNB's new corporate headquarters.

Other non-interest expenses increased $1,115,000 or 29.0% to $4,960,000 for the nine months of 2000 when compared to the $3,845,000 for the same period in 1999. A key factor for the increase in other non-interest expenses related to $411,000 in costs associated with the restructuring of one commercial loan relationship. This expense accounted for 36.9% of the total increase in other non-interest expense and 11.4% of the increase in total non-interest expense. While most expense categories in other non-interest expenses increased, two expense categories, other real estate expense and marketing expense accounted for 30.0% of the total increase. Other real estate expenses totaled $657,000 for the nine months ended September 30, 2000 an increase of $208,000 or 46.3% when compared to the $449,000 for the same period in 1999. Marketing expense for the nine months ended September 30, 2000 increased $127,000 or 22.8% to $685,000 from $558,000 for the same period in 1999. This increase resulted from increased efforts to promote lower cost deposit products. Management closely monitors non-interest expenses and seeks to control the growth of these expenses. However, as YNB continues to grow, the costs associated with properly managing the organization will also continue to increase.

For the three months ended September 30, 2000 total non-interest expense increased $1,251,000 or 27.2% to $5,845,000 from $4,594,000 for the same period in 1999. Total non-interest expense on an annualized basis, as a percentage of average assets was 1.74% for the three months ended September 30, 2000 and is below the 1.80% for the same period in 1999. YNB's efficiency ratio for the three months ended September 30, 2000 was 53.89% and in over the 52.95% for the same period in 1999. Salary and benefit expense increased $367,000 or 14.1% to $2,969,000 from $2,602,000 for the same period in 1999. Occupancy expense increased $311,000 or 93.4% to $644,000 from $333,000 for the same period in 1999. Equipment expense increased $75,000 or 18.9% to $471,000 from $396,000 for the same period in 1999. Occupancy and equipment cost increases are primarily due to the costs associated with the new corporate headquarters building. Other non-interest expense increased $498,000 or 39.4% to $1,761,000 from $1,263,000 for the same period in 1999. Other real estate expense increased $305,000 or 317.7% to $401,000 for the three months ended September 30, 2000 as compared to $96,000 for the same period in 1999. This increase accounted for 61.2% of the total increase in other non-interest expense for the period. The other reasons for the increase in non-interest expense for the quarter are the same as discussed above.

Income Tax Expense

The effective income tax rate for the nine months ended September 30, 2000 was 29.1% compared to 28.3% for the same period in 1999. The modest increase in the tax rate resulted from the growth in tax-free income not keeping pace with the growth in overall income. Total income tax expense for the nine months ended September 30, 2000 was $3,170,000, an increase of $905,000 from the $2,265,000 for the same period in 1999. The increase in tax expense resulted from higher taxable income and a higher effective tax rate.

The effective income tax rate for the three months ended September 30, 2000 was 29.2% compared to 28.6% for the same period in 1999. Total income tax expense for the three months ended September 30, 2000 was $1,110,000, an increase of $228,000 from the $882,000 for the same period in 1999. The reasons for the increase are the same as these discussed above.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB's market risk from December 31, 1999 except as discussed below. For information regarding YNB's market risk refer to the Company's 1999 Annual Report to stockholders.

Changes in Earnings Risk

Net interest income over the next twelve-month period indicates an increased risk to lower rates (-200 basis points) at September 30, 2000 than reported at December 31, 1999. Comparing the simulation results of this low rate scenario to the flat rate interest rate scenario indicates a change in net interest income of -5.3% compared to -2.5% at year end 1999. At the same time, YNB's exposure to higher rates (+200 basis points) increased modestly to a 0.3% change in net interest income compared to a 1.5% change at year-end 1999. The cumulative one-year gap remained a negative $53,240,000 or -3.8% of total assets at September 30, 2000 compared to a negative $152,280,000 or -13.6% of assets at year-end 1999. The dollar change in the gap was $99,040,000.

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

At September 30, 2000, the EVPE changes by -3.86% for rate shifts of +200 and -2.26% for rate shifts of -200 basis points. The non-symmetry of the results is indicative of the callable funding utilized to fund earning asset growth. This compares to changes of -3.67% and -0.01% respectively at December 31, 1999 and -4.02% and -0.21% at September 30, 1999.

The primary causes for this change in risk to rising rates since year-end 1999 are primarily due to the increased holding of floating rate cmos with life time interest rate caps, a large investment portfolio and the addition of fixed rate loans.

Management has initiated strategies designed to bring this measurement back within policy guidelines.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

Not Applicable.

Item 2:  Changes in Securities and Use of Proceeds

(a) Not Applicable.

(b) Not Applicable.

(c) On June 23, 2000, the Registrant issued and sold 68,500 units for an aggregate purchase price of $6,850,000. Each unit comprises one share of the Registrant's common stock, no par value per share (the "Common Stock") and one common stock purchase warrant (a "Warrant"). The units were issued in a private placement to a limited number of accredited investors, and the offering was exempt from registration under the Securities Act of 1933 pursuant to section 4(2) thereof and Rule 506 of Regulation D thereunder. Each Warrant entitles its holder to purchase one share of Common Stock at a purchase price of $12.00 per share, subject to antidilution provisions, for a period of ten years from the date of issuance, subject to earlier termination in certain circumstances.

(d) Not Applicable.

Item 3:  Defaults Upon Senior Securities

Not Applicable.

Item 4:  Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5:  Other Information

Not Applicable.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits
(b) Reports on Form 8-K. There were no Form 8-K reports filed during the quarter for which this report is filed.

                                INDEX TO EXHIBITS

           Exhibit
           Number                                           Description                                     Page
--------------------------------------------------------------------------------------------------------------------
(G)                 3.1  Restated Certificate of Incorporation of the
                         Company, as amended by the Certificate of Amendment
                         thereto filed on March 6, 1998.

(B)                 3.2  By-Laws of the Company

(B)                 4.1  Specimen Share of Common Stock

                    4.3  The Registrant hereby agrees to furnish to the Commission, upon request, a copy of each instrument defining the rights of the holders of the Registrant's 9.25% Subordinated
                         Debentures due 2027 and the Registrant's 9.50% Series A
                         Junior Subordinated Deferrable Interest Debentures due 2030
                         relating to Company-obligated Mandatorily Redeemable Trust
                         Preferred Securities of subsidiary trusts.

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



           Exhibit
           Number                                           Description                                     Page
--------------------------------------------------------------------------------------------------------------------
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
                         31, 1998.



           Exhibit
           Number                                           Description                                     Page
--------------------------------------------------------------------------------------------------------------------
(H)               10.26  1994 Stock Option Plan.

(J)               10.27  Lease agreement between Crestwood Construction and the Bank dated May 25, 1998

(K)               10.29  Yardville National Bank Employee Stock Ownership Plan, As amended

(L)               10.30  Lease Agreement between Sycamore Street Associates and the Bank dated October
                         30, 1998

                  10.31  List of Subsidiaries of the Registrant

(M)               10.32  Employment Contract between Registrant and Kathleen A. Fone

(O)              10.33   Lease agreement between Samuel and Margaret Marrazzo and the Bank dated April 1,
                         2000

                 10.34   Lease agreement between AAA Central-West Jersey, Inc. and the Bank dated August
                         23, 2000

                 10.35   Lease agreement between Union Properties, LLC and the Bank dated July 5, 2000 as revised September 5, 2000

                  27.1   Financial Data Schedule

--------------------------------------------------------------------------------------------------------------------
           (A)           Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A filed on July 25, 1995

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

                                       32


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

           (O)           Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the
                         fiscal quarter ended June 30, 2000.

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


Date:   November 14, 2000                   By:   /s/ Stephen F. Carman
        --------------------                ------------------------------
                                            Stephen F. Carman
                                            Executive Vice President and
                                            Chief Financial Officer