Form 10-K
period 2000-12-31
YARDVILLE NATIONAL BANCORP
filed 2001-04-02
CIK 787849

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

         OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        -------------------    ----------------

         Commission file number 0-26086

                           YARDVILLE NATIONAL BANCORP
                           --------------------------
             (Exact Name of Registrant as specified in its Charter)

         New Jersey                                       22-2670267
         --------------------------                     ----------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

         2465 Kuser Road, Hamilton, New Jersey                08690
         ----------------------------------------            --------
         (Address of principal executive offices)           (Zip Code)

         (609) 585-5100
         --------------
         (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:
         None

         Securities registered pursuant to Section 12(g) of the Act:
         Common Stock, no par value

Indicate by checkmark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ]

Aggregate market value of voting stock held by non-affiliates (computed by using the average of the closing bid and asked prices on March 23, 2001, in the NASDAQ National Market System: $71,383,722.

Number of shares of common stock, no par value, outstanding as of March 23, 2001: 7,445,814.



                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                                      Part of Form 10-K into
DOCUMENT                                          which Document is Incorporated
                                                  ------------------------------
The following portions of the
Annual Report to Stockholders for fiscal year ended December 31, 2000:

    Selected Historical Consolidated
    Financial Data                                               II

    Management's discussion and analysis
    of Consolidated Financial Condition and
    results of Operations                                        II

    Quarterly financial data (unaudited)                         II

    Consolidated financial statements
    and notes to Consolidated Financial
    Statements                                                   II

    Independent Auditors' Report                                 II

Definitive proxy statement for the 2001
Annual Meeting of Stockholders to be held on
May 1, 2001                                                     III

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
            Index to Exhibits                                              E-1

                           YARDVILLE NATIONAL BANCORP

                                    FORM 10-K

                                     PART I

                                ITEM 1. BUSINESS

General

         Yardville National Bancorp (the "Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). The Company's business is the ownership and management of The Yardville National Bank, a national banking association and the Company's sole banking subsidiary (the "Bank"). The Company was incorporated under the laws of New Jersey and became the holding company of the Bank in 1985. At December 31, 2000, the Company had total assets of approximately $1.6 billion, deposits of approximately $950.3 million and stockholders' equity of approximately $78.2 million.

The Bank

         The Bank received its charter from The Office of the Comptroller of the Currency (the "OCC") in 1924 and commenced operations as a commercial bank in 1925. The Bank currently operates fifteen full-service banking offices. The Bank operates thirteen branch offices in Mercer County, New Jersey; six in Hamilton Township, three in Ewing Township, one in East Windsor Township, one in Hopewell Township, one in Trenton and one in Lawrence Township. The Bank operates one branch office in Flemington, Hunterdon County, New Jersey, and one branch office in Newtown, Bucks County, Pennsylvania. In addition, the Bank leases a 45,000 square foot building located in Hamilton Township. This location serves as the headquarters for the Company and the Bank and includes a full service bank branch and Telephone Help Center which serves as a centralized sales and information center for all of the banking offices.

         The Bank's principal executive offices are located at 2465 Kuser Road, Hamilton, New Jersey.

         The Bank conducts a general commercial and retail banking business. The principal focus of the Bank has been to provide a full range of traditional commercial and retail banking services, including savings and time deposits, letters of credit, checking accounts and commercial, real estate and consumer loans, for individuals and small to medium size businesses in each of the local communities that it serves. The Bank also markets non-deposit financial products and services.

         The Bank has eight wholly-owned non-bank subsidiaries. Yardville National Investment Corporation, which was incorporated in 1985, was formed to separate a portion of the Bank's investment portfolio functions and responsibilities from its regular banking operations and to increase the net yield of the investment portfolio. YNB Real Estate Holding Company, Inc. is utilized to hold Bank branch properties. YNB Realty, Inc. is utilized to more effectively manage certain commercial mortgage loans originated by the Bank. Brendan, Inc., Nancy-Beth, Inc. and Jim Mary, Inc. are utilized for the control and disposal of other real estate properties. YNB Financial Services, Inc. markets a comprehensive array of financial planning, investment, and insurance products. YNB Capital Development, Inc. provides innovative financing solutions for real estate and commercial transactions that do not fall within the boundaries of traditional financing.

Yardville Capital Trust, Yardville Capital Trust II and Yardville
Capital Trust III

         These entities are wholly-owned subsidiaries of the Company and were formed for the exclusive purposes of (i) issuing and selling trust preferred securities, (ii) using the proceeds from the sale of the trust preferred securities to acquire subordinated debentures issued by the Company and (iii) engaging in only those other activities necessary, advisable or incidental thereto.

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

Bank Holding Company Act

         The Bank Holding Company Act requires a "bank holding company" such as the Company to secure the prior approval of the FRB before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank. Applications under the Bank Holding

Company Act and the Change in Control Act (see discussion below) are subject to review based upon the record of compliance of the applicant with the Community Reinvestment Act of 1977 ("CRA) as discussed below. In addition, a bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As further discussed below, the Gramm-Lech-Bliley Act of 1999 has established a new kind of bank holding company, called a financial holding company. Bank holding companies that are eligible and make an effective election to be a financial holding company then have substantially broader powers, particularly in the areas of securities and insurance activities. Effective March 13, 2000, the Company has made an effective election to be a financial holding company.

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

Capital Rules

         Under risk-based capital requirements for bank holding companies, the Company is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder may consist of subordinated debt, nonqualifying preferred stock and a limited amount of the loan loss allowance ("tier 2 capital"). At December 31, 2000, the Company's tier 1 capital and total capital ratios were 10.6 percent and 11.6 percent, respectively.

         In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The Company's leverage ratio at December 31, 2000, was 8.1 percent. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Company of any specific minimum tier 1 leverage ratio applicable to it.

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

         The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered adequately capitalized or well capitalized under the prompt corrective action regulations, and the Bank's capital ratios at December 31, 2000:

                                  Adequately         Well            Bank ratios at
                                 Capitalized     Capitalized       December 31, 2000
                                 -----------     -----------       -----------------
Total Risk-Based Capital Ratio      8.00%           10.00%             11.5%
Tier 1 Risk-Based Capital Ratio     4.00%            6.00%             10.4%
Leverage Ratio                      4.00%            5.00%              8.0%

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

         In addition, the Bank is subject to quarterly assessments relating to interest payments on Financing Corporation (FICO) bonds issued in connection with the resolution of the thrift industry crisis. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the BIF and SAIF. The FICO assessments on BIF-insured deposits are set at an annual rate of 0.0196% of assessable deposits.

Limitations on Payment of Dividends

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

Recent Banking Legislation

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "Financial Modernization Act" or the "Act") was signed into law. The centerpiece of the Financial Modernization Law are provisions allowing for affiliations among banking, insurance and securities firms under a "financial holding company." The Act establishes certain principles of functional regulation applicable to such affiliated operations, and certain historic exemptions available to banks under various Federal securities laws are significantly scaled back effective in May, 2001. The Act also establishes significant new consumer privacy protections, which are scheduled to come into effect in July, 2001. All financial institutions are required to develop a written privacy policy, and to disclose it to their customers at the time of establishment of the customer relationship and annually thereafter. In addition, the Act imposes stringent restrictions on the disclosure of non-public consumer financial information to third parties. The Act includes a broad range of regulatory changes, including various provisions designed to reduce the regulatory burden on small banks and provisions requiring disclosures of certain types of agreements entered into relating to CRA compliance. The Financial Modernization Act is sweeping legislation that the Company believes will affect the financial services industry for years to come. It is too early to determine the effect the Act will have on the Company or its financial performance.

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

Employees

         At December 31, 2000, the Company employed 248 full-time employees and 28 part-time employees.


Statistical Disclosure

         Statistical disclosure information regarding the Company is included in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," which is incorporated by reference to the Company's 2000 Annual Report to Stockholders.

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

Branch Offices

         The Bank presently maintains 15 branch offices. The Bank owns four banking offices in Hamilton Township, New Jersey, and one banking office in Ewing Township, New Jersey. In addition to the banking branch located in its principal executive offices, the Bank leases the following eight additional banking offices in New Jersey and one additional branch office in Newtown,
Pennsylvania:

o West Trenton Office: The lease provides for a term of five years ending in 2004 (renewable for two additional five-year periods thereafter) and base monthly rental payments of $2,530.00 during the current term.

o East Windsor Office: As a result of negotiations in April, 1998, the lease provides for a remaining term of six years and seven months ending in 2004 (renewable for two additional five-year periods thereafter) and base monthly rental payments of $5,416.66 during the current term.

o Trenton Office: The lease provides for a term of five years ending in 2004 (renewable for two additional five-year periods thereafter) and base monthly rental payments of $2,105.00 during the current term.

o Nottingham Pointe Office: Effective April 1, 1996, the Bank assumed a lease with a remaining term ending on September 20, 2011 (renewable for six five-year periods thereafter) and base monthly rental payments of $5,573.53 during the current term.

o Pennington Office: The lease provides for an initial term of five years ending in 2003 (renewable for three additional five-year periods thereafter) and base monthly rental payments of 1,730.33 during the initial term.

o Newtown Office: The lease provides for an initial term of five years ending in 2003 (renewable for three additional five-year periods thereafter) and base monthly rental payments of $4,670.83 during the initial term.

o Parkway Office: The Bank opened its first supermarket branch office in Ewing Township in April, 2000. The lease provides for an initial term of five years ending in 2005 (renewable for three additional five-year periods thereafter), no rental payments during the first year of the initial term, and base monthly payments of $1,666.67 during the remainder of the initial term.

o Flemington Office: The Bank opened this branch office in November 2000. The lease provides for an initial term of 2 years and 3 months ending in 2002 (with no renewable periods) and base monthly payments of $1,850.00 during the term.

o Lawrence Office: The Bank opened this branch office in January 2001 under a lease that became effective in 2000. The lease provides for an initial term of ten years ending in 2010 (renewable for 4 additional 5 year periods thereafter) and base monthly payments of $5,848.33 during the current term.

     The Bank expects to open its first branch in Bordentown, Burlington County in the second quarter of 2001. The lease for this branch has not been finalized.

                            ITEM 3. LEGAL PROCEEDINGS

         The Company is a party to various legal actions as of December 31, 2000, arising out of the ordinary course of business. Management of the Company does not deem any of the claims against the Company in such matters are material in relation to the Company's financial condition, results of operations or liquidity based on information currently available to the Company.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000, through the solicitation of proxies or otherwise.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Common Stock is traded in the Nasdaq National Market System. The following table shows the range of high and low closing bid prices of the Common Stock in the Nasdaq National Market System during 1999 and 2000. The price quotations reflect inter-dealer quotations without adjustment for retail markup, markdown or commission, and may not represent actual transactions.

                                                              Bid Price
                                                        High            Low
Year Ended December 31, 1999:
- -----------------------------
First Quarter                                          $13.88          $12.31
Second Quarter                                          13.75           11.63
Third Quarter                                           13.75           10.63
Fourth Quarter                                          12.63           10.31


Year Ended December 31, 2000:
- -----------------------------

First Quarter                                          $11.13         $  8.81
Second Quarter                                          10.75            8.56
Third Quarter                                           12.19           10.31
Fourth Quarter                                          12.25           10.88

Holders

         As of December 31, 2000, the Company had approximately 615 holders of record of the Common Stock.

Dividends

           In 1999, the Company paid four quarterly cash dividends on the Common Stock in the aggregate amount of $2.0 million. In 2000, the Company paid four quarterly cash dividends on the Common Stock in the aggregate amount of $2.8 million. Dividends paid per share in 2000 totaled $0.40. Cash dividends are generally paid quarterly or four times a year. In the first quarter of 2001, the Company paid a cash dividend in the amount of $0.11 per share on the Common Stock. Because substantially all of the funds available for the payment of cash dividends are derived from the Bank, future cash dividends will depend primarily upon the Bank's earnings, financial condition, need for funds, and government policies and regulations applicable to both the Bank and the Company. As of December 31, 2000, the net profits of the Bank available for distribution to the Company as dividends without regulatory approval were approximately $12.9 million. The Company expects to pay quarterly cash dividends for the remaining three quarters in 2001 to holders of Common Stock, subject to the Company's financial condition.


                              ITEMS 6, 7, 7A AND 8

         Information required by items 6, 7, 7A and 8 is provided in the Company's 2000 Annual Report to Stockholders under the captions and on the pages indicated below, and is incorporated by reference:

                                                     PAGES IN 2000
CAPTION IN 2000 ANNUAL REPORT                        ANNUAL REPORT
TO STOCKHOLDERS                                      TO STOCKHOLDERS

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

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

                               ITEMS 10 THROUGH 13

         Information required by Items 10 through 13 is provided in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held May 1, 2001. Such information is incorporated by reference. The information contained in the Company's definitive proxy statement under the captions "Organization and Compensation Committee Report" and "Audit Committee Report" shall not be deemed to be incorporated by reference herein.

                                     PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K

(a)      Exhibits and Financial Statement Schedules

         1.   Financial Statements

              The following financial statements are incorporated herein by reference to the Company's 2000 Annual Report to Stockholders:
              o Consolidated Statements of Condition
              o Consolidated Statements of Income
              o Consolidated Statements of changes in Stockholders' Equity
              o Consolidated Statements of Cash Flows
              o Notes to Consolidated Financial Statements
              o Independent Auditors' Report

         2.       Financial Statement Schedules

                  None

         3.       Exhibits

                  The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page E-1.

(b)               Reports on Form 8-K
                  No reports on Form 8-K were filed during the three months ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2001.


                                           YARDVILLE NATIONAL BANCORP


                                           By: /s/  Patrick M. Ryan
                                           -----------------------------------
                                           Patrick M. Ryan, President and
                                           Chief Executive Officer

Signatures                                 Title
- ----------                                 -----

/s/ Jay G. Destribats                      Chairman of the Board and Director
- ---------------------------
Jay G. Destribats

/s/ Patrick M. Ryan                        Director, President and
- ---------------------------                Chief Executive Officer
Patrick M. Ryan

/s/ Stephen F. Carman                      Treasurer, Secretary,
- ---------------------------                Principal Financial Officer
Stephen F. Carman                          and Principal Accounting Officer


/s/ C. West Ayres                          Director
- ---------------------------
C. West Ayres

/s/ Elbert G. Basolis, Jr.                 Director
- ---------------------------
Elbert G. Basolis, Jr.

/s/ Lorraine Buklad                        Director
- ---------------------------
Lorraine Buklad

/s/ Anthony M. Giampetro                   Director
- ---------------------------
Anthony M. Giampetro

/s/ Sidney L. Hofing                       Director
- ---------------------------
Sidney L. Hofing

/s/ James J. Kelly                         Director
- ---------------------------
James J. Kelly

Signatures                                 Title
- ----------                                 -----

/s/ Gilbert W. Lugossy                     Director
- ---------------------------
Gilbert W. Lugossy

/s/ Louis R. Matlack                       Director
- ---------------------------
Louis R. Matlack

/s/ Weldon J. McDaniel, Jr.                Director
- ---------------------------
Weldon J. McDaniel, Jr.

/s/ Martin Tuchman                         Director
- ---------------------------
Martin Tuchman

/s/ F. Kevin Tylus                         Director
- ---------------------------
F. Kevin Tylus

                                INDEX TO EXHIBITS

                   Exhibit
                   Number              Description                                                       Page
- ------------------------------------------------------------------------------------------------------------------
(A)                 3.1  Restated Certificate of Incorporation of the Company, as amended by the
                         Certificate of Amendment thereto filed on March 6, 1998.

(B)                 3.2  By-Laws of the Company

(B)                 4.1  Specimen Share of Common Stock

                    4.2  See Exhibits 3.1 and 3.2 for the Registrant's Certificate of Incorporation and
                         By-Laws, which contain provisions defining the rights of stockholders of the
                         Registrant.

(C)                 4.3  Amended and Restated Trust Agreement dated October 16, 1997, among the
                         Registrant, as depositor, Wilmington Trust Company, as property trustee, and the
                         Administrative Trustees of Yardville Capital Trust.

(C)                 4.4  Indenture dated October 16, 1997, between the Registrant and Wilmington Trust
                         Company, as trustee, relating to the Registrant's 9.25% Subordinated Debentures due 2027.

(C)                 4.5  Preferred Securities Guarantee Agreement dated as of October 16, 1997, between the Registrant and Wilmington Trust Company, as trustee, relating to the
                         Preferred Securities of Yardville Capital Trust.

                    4.6  The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant's Series A 9.50% Junior Subordinated Deferrable
                         Interest Debentures due June 22, 2030: (i) Amended and Restated Declaration of Trust
                         dated June 23, 2000, among the Registrant, The Bank of New York, as property trustee, and the Administrative Trustees of Yardville Capital Trust II; (ii) Indenture dated as of June 23, 2000, between the Registrant and The Bank of New York, as trustee, relating to the Registrant's Series A 9.50% Junior Subordinated Deferrable Interest Debentures due
                         June 22, 2030; and (iii) Series A Capital Securities Guarantee Agreement dated as of
                         June 23, 2000, between the Registrant and The Bank of New York, as trustee, relating to the Series A Capital Securities of Yardville Capital Trust II.

                    4.7  The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant's Series A 10.18% Junior Subordinated Deferrable
                         Interest Debentures due June 8, 2031: (i) Amended and Restated Declaration of Trust
                         dated March 28, 2001, among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust III; (ii)
                         Indenture dated as of March 28, 2001, between the Registrant and Wilmington Trust
                         Company, as trustee, relating to the Registrant's Series A 10.18% Junior Subordinated
                         Deferrable Interest Debentures due June 8, 2031; and (iii) Series A Capital Securities
                         Guarantee Agreement dated as of March 28, 2001, between the Registrant and Wilmington
                         Trust Company, as trustee, relating to the Series A Capital Securities of Yardville
                         Capital Trust III.

                   10.1  Employment Contract between Registrant and Patrick M. Ryan.

                   10.2  Employment Contract between Registrant and Jay G. Destribats

                   10.3  Employment Contract between Registrant and Stephen F. Carman

                   10.4  Employment Contract between Registrant and James F. Doran

                   10.6  Employment Contract between Registrant and Mary C. O'Donnell

                   10.7  Employment Contract between Registrant and Frank Durand III

(D)                10.8  Salary Continuation Plan for the Benefit of Patrick M. Ryan

(D)                10.9  Salary Continuation Plan for the Benefit of Jay G. Destribats

(E)               10.10  1988 Stock Option Plan

(F)               10.12  Directors' Deferred Compensation Plan


                Exhibit
                 Number                    Description                                                       Page
- ------------------------------------------------------------------------------------------------------------------

(G)               10.13  Survivor Income Plan for the Benefit of Stephen F. Carman

(H)               10.14  1997 Stock Option Plan

                  10.15  Employment Contract between Registrant and Howard N. Hall

                  10.16  Employment Contract between Registrant and Timothy J. Losch

(A)               10.17  Survivor Income Plan for the Benefit of Timothy J. Losch

(I)               10.18  1994 Stock Option Plan.

(J)               10.19  Lease agreement between Crestwood Construction and the Bank dated May 25, 1998

(K)               10.20  Yardville National Bank Employee Stock Ownership Plan, As amended

                   13.1  2000 Annual Report to Stockholders

                     21  List of Subsidiaries of the Registrant

                   23.1  Consent of KPMG, LLP

                                       24

           Exhibit
           Number                          Description                                                       Page
- ------------------------------------------------------------------------------------------------------------------
           (A)           Incorporated by reference to the Registrant's Annual Report on Form 10-K for the
                         fiscal year ended December 31, 1997

           (B)           Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration No.33-78050)

           (C)           Incorporated by reference to the Registrant's Registration Statement on Form S-2
                         (Registration Nos. 333-35061 and 333-35061-01)

           (D)           Incorporated by reference to the Registrant's Annual Report on Form 10-K for the
                         fiscal year ended December 31, 1996

           (E)           Incorporated by reference to the Registrant's Quarterly
                         Report on Form 10-Q for the fiscal quarter ended June
                         30, 1997, as amended by Form 10-Q/A filed on August 15,
                         1997
           (F)           Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A filed on July 25, 1995

           (G)           Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for
                         fiscal year ended December 31, 1995

           (H)           Incorporated by reference to the Registrant's Registration Statement on
                         Form S-8 (Registration No.333-28193)

           (I)           Incorporated by reference to the Registrant's Quarterly
                         Report on Form 10-Q for the fiscal quarter ended March
                         31, 1998, as amended by Form 10-Q/A filed June 9, 1998

           (J)           Incorporated by reference to the Registrant's Quarterly
                         Report on Form 10-Q for the fiscal quarter ended June
                         30, 1998.

           (K)           Incorporated by reference to the Registration Statement on Form S-8
                         (Registration No. 333-71741).
