Form 10-Q
period 2001-03-31
YARDVILLE NATIONAL BANCORP
filed 2001-05-15
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10 Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF
    1934
    For the quarterly period ended March 31, 2001

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

                                 Not Applicable
        ---------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2001, the following class and number of shares were outstanding:

Common Stock, no par value                            7,445,814
--------------------------                    ----------------------------
         Class                                Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1            FINANCIAL INFORMATION                                PAGE NO.
-------------------------------------------------------------------------------

Item 1.           Financial Statements

                  Consolidated Statements of Condition
                  March 31, 2001 and December 31, 2000

                  Consolidated Statements of Income
                  Three months ended March 31, 2001 and 2000

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 2001 and 2000

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

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

Item 1.  Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                                           March 31,           December 31,
------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                             2001                 2000
------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                   $   20,535            $   19,099
Federal funds sold                                                           106,100                54,015
----------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents                                               126,635                73,114
----------------------------------------------------------------------------------------------------------
Interest bearing deposits with banks                                           1,782                   591
Securities available for sale                                                592,932               564,938
Investment securities (market value of $100,612 in 2001 and
$108,560 in 2000)                                                            101,020               110,700
Loans                                                                        845,123               818,289
     Less:  Allowance for loan losses                                        (11,299)              (10,934)
----------------------------------------------------------------------------------------------------------
     Loans, net                                                              833,824               807,355
Bank premises and equipment, net                                               9,751                 9,428
Other real estate                                                              2,091                 2,041
Other assets                                                                  46,992                51,145
----------------------------------------------------------------------------------------------------------
     Total Assets                                                         $1,715,027            $1,619,312
----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Deposits
     Non-interest bearing                                                 $   93,605            $  102,718
     Interest bearing                                                        872,653               847,600
----------------------------------------------------------------------------------------------------------
     Total Deposits                                                          966,258               950,318
----------------------------------------------------------------------------------------------------------
Borrowed funds
     Securities sold under agreements to repurchase                           10,000                10,000
     Federal Home Loan Bank advances                                         602,761               532,768
     Obligation for Employee Stock Ownership Plan (ESOP)                       1,100                 1,200
     Other                                                                       339                 1,255
----------------------------------------------------------------------------------------------------------
     Total Borrowed Funds                                                    614,200               545,223
----------------------------------------------------------------------------------------------------------
Company - obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust holding solely junior
     Subordinated Debentures of the Company                                   32,500                26,500
Other liabilities                                                             19,913                19,034
----------------------------------------------------------------------------------------------------------
     Total Liabilities                                                    $1,632,871            $1,541,075
----------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
Common Stock:  no par value
     Authorized 12,000,000 shares
     Issued 7,617,814 in 2001 and 7,617,214 shares in 2000                    46,892                46,881
Surplus                                                                        2,205                 2,205
Undivided profits                                                             36,871                34,963
Treasury stock, at cost: 172,000 shares                                       (3,030)               (3,030)
Unallocated ESOP shares                                                       (1,100)               (1,200)
Accumulated other comprehensive income (loss)                                    318                (1,582)
----------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                               82,156                78,237
----------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                           $1,715,027            $1,619,312
----------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
-------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                           2001         2000
-------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                                       $  17,763    $  14,354
Interest on deposits with banks                                                         19           15
Interest on securities available for sale                                            9,723        5,446
Interest on investment securities:
     Taxable                                                                         1,150        1,190
     Exempt from Federal income tax                                                    462          384
Interest on Federal funds sold                                                         747          213
-------------------------------------------------------------------------------------------------------
     Total Interest Income                                                          29,864       21,602
-------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                                 2,562        1,588
Interest on certificates of deposit of $100,000 or more                              2,129        1,211
Interest on other time deposits                                                      6,963        5,462
Interest on borrowed funds                                                           8,101        4,330
Interest on trust preferred securities                                                 627          266
-------------------------------------------------------------------------------------------------------
     Total Interest Expense                                                         20,382       12,857
-------------------------------------------------------------------------------------------------------
     Net Interest Income                                                             9,482        8,745
Less provision for loan losses                                                         925          800
-------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses                             8,557        7,945
-------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                                    400          377
Securities gains (losses), net                                                         445          (45)
Other non-interest income                                                              721          401
-------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                                      1,566          733
-------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                       3,587        2,808
Occupancy expense, net                                                                 671          622
Equipment expense                                                                      510          468
Other non-interest expense                                                           1,636        1,424
-------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                                      6,404        5,322
-------------------------------------------------------------------------------------------------------
Income before income tax expense                                                     3,719        3,356
Income tax expense                                                                     992          960
-------------------------------------------------------------------------------------------------------
     Net Income                                                                  $   2,727    $   2,396
-------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                            $    0.37    $    0.36
Diluted                                                                          $    0.37    $    0.36
-------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                                7,384        6,659
Diluted                                                                              7,442        6,675
-------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Three months ended March 31,
---------------------------------------------------------------------------------------------------
(in thousands)                                                           2001               2000
---------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                             $   2,727          $   2,396

Adjustments:
     Provision for loan losses                                               925                800
     Depreciation                                                            399                376
     ESOP fair value adjustment                                                5                 --
     Amortization and accretion                                             (453)                55
     (Gains) losses on sales of securities available for sale               (445)                45
     Loss on sales of other real estate                                       --                 16
     Write down of other real estate                                          12                 75
     Increase (decrease) in other assets                                   3,130               (384)
     Increase in other liabilities                                           879              1,792
---------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                             7,179              5,171
---------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Net increase in interest bearing deposits with banks                 (1,191)              (870)
     Purchase of securities available for sale                          (229,533)           (59,434)
     Maturities, calls, and paydowns of securities available for sale    146,114              6,156
     Proceeds from sales of securities available for sale                 59,243             30,462
     Proceeds from maturities and paydowns of investment
          securities                                                      11,683                767
     Purchase of investment securities                                    (2,000)              (487)
     Net increase in loans                                               (27,456)           (50,080)
     Expenditures for bank premises and equipment                           (722)              (230)
     Proceeds from sale of other real estate                                  --                 98
---------------------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                               (43,862)           (73,618)
---------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                              9,016             25,045
     Net increase in certificates of deposit                               6,924             27,460
     Net increase in borrowed funds                                       68,977             43,138
     Proceeds from issuance of trust preferred securities                  6,000                 --
     Proceeds from issuance of common stock                                    6                 39
     Decrease in unallocated ESOP shares                                     100                100
     Dividends paid                                                         (819)              (675)
---------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                            90,204             95,107
---------------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents                            53,521             26,660
     Cash and cash equivalents as of beginning of period                  73,114             25,617
---------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                          $ 126,635          $  52,277
---------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest expense                                                17,075             11,788
          Income taxes                                                     1,500                100
---------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers to other real estate from loans, net of charge offs       62                 55
---------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2001
(Unaudited)

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

The consolidated financial data as of and for the three months ended March 31, 2001 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2001.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp (the "Holding Company") and its subsidiaries, Yardville Capital Trust ("Trust I"), Yardville Capital Trust II ("Trust II"), Yardville Capital
Trust III ("Trust III") and The Yardville National Bank (the "Bank"), and the Bank's wholly owned subsidiaries (collectively, "YNB").

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

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On March 28, 2001, Trust III, a statutory business trust and a wholly owned subsidiary of the Holding Company, issued $6,000,000 of 10.18% Trust Preferred Securities in a private placement and $190,000 of Common Securities to the Holding Company. Proceeds from the issuance of the Trust Preferred Securities were immediately used by Trust III to purchase $6,190,000 of 10.18% Subordinated Debentures due June 8, 2031 from the Holding Company. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in Subordinated Debentures of the Holding Company. These Subordinated Debentures constitute the sole assets of the Trust.

On June 23, 2000, Trust II, a statutory business trust and a wholly owned subsidiary of the Holding Company, issued $15,000,000 of 9.50% Trust Preferred Securities to one nonaffiliated financial institution and $464,000 of Common Securities to the Holding Company. Proceeds from the issuance of the Trust Preferred Securities were immediately used by Trust II to purchase $15,464,000 of 9.50% Subordinated Debentures due June 22, 2030 from the Holding Company. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in Subordinated Debentures of the Holding Company. These Subordinated Debentures constitute the sole assets of the Trust.

On October 16, 1997, Trust I, a statutory business trust and a wholly owned subsidiary of the Holding Company, issued $11,500,000 of 9.25% Trust Preferred Securities to the public and $356,000 of 9.25% Common Securities to the Holding Company. Proceeds from the issuance of the Trust Preferred Securities were immediately used by Trust I to purchase $11,856,000 of 9.25% Subordinated Debentures maturing November 1, 2027 from the Holding Company. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in Subordinated Debentures of the Holding Company. These Subordinated Debentures constitute the sole assets of the Trust.

2. Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended March 31, 2001 and 2000 were 7,384,000 and 6,659,000 respectively. For the diluted net income per share computation, potential common stock of 58,000 and 16,000 are included for the three months ended March 31, 2001 and 2000, respectively.

3. Comprehensive Income

Below is a summary of comprehensive income for the three months ended March 31, 2001 and 2000.

 Comprehensive Income                                            Three Months Ended March 31,
---------------------------------------------------------------------------------------------
(in thousands)                                                            2001       2000
---------------------------------------------------------------------------------------------
Net Income                                                             $   2,727    $   2,396
---------------------------------------------------------------------------------------------
Other comprehensive income (loss)
     Net change in unrealized gain (loss) for the period,
           net of tax                                                      1,900       (1,968)
     Reclassification of realized net gain (loss) on sale of
          Securities available for sale, net of tax                          326          (32)
---------------------------------------------------------------------------------------------
     Holding gain (loss) arising during the period,
          net of tax and reclassification                                  2,226       (2,000)
---------------------------------------------------------------------------------------------
     Reclassification adjustment for realized net
          gain (loss), net of tax                                           (326)          32
---------------------------------------------------------------------------------------------
Other comprehensive income (loss)
     for the period, net of tax                                            1,900       (1,968)
---------------------------------------------------------------------------------------------
Total comprehensive income                                             $   4,627    $     428
=============================================================================================

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

Compensation expense is recognized based on the fair value of the stock when it is committed to be released. Compensation expense amounted to approximately $94,000 and $54,000 for the three months ended March 31, 2001 and 2000 respectively. The fair value of unearned shares at March 31, 2001 is $1,299,000.

Unallocated shares are deducted from common shares outstanding for earnings per share purposes with shares which are committed to be released during the year added back into weighted average shares outstanding.

5. Recent Accounting Pronouncements

On January 1, 2001, YNB adopted Statement of Financial Accounting Standard No. 133 (SFAS 133) "Accounting for Derivative Investments and Hedging Activities." The adoption of this statement had no material impact on the financial position or results of YNB.

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES (YNB)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents management's discussion and analysis of the financial condition and results of operations. It should be read in conjunction with the 2000 Annual Report to stockholders and Form 10-K for the fiscal year ended December 31, 2000 as well as with the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q.

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

Financial Condition

Assets

Total consolidated assets at March 31, 2001 were $1,715,027,000 an increase of $95,715,000 or 5.9% compared to $1,619,312,000 at December 31, 2000. The growth in YNB's asset base during the first three months of 2001 was primarily due to increases in loans, Federal funds sold, and securities available for sale. The increase in the loan portfolio was the product of an ongoing consistent strategy to improve the profitability of the organization through relationship banking. With consolidation in its markets, YNB has established its niche as the preeminent business community bank in Mercer County specializing in commercial lending. YNB's asset base includes US agency securities of approximately $354,400,000 purchased utilizing primarily Federal Home Loan Bank advances (Investment Growth Strategy). The Investment Growth Strategy securities at March 31, 2001 increased approximately $14,300,000 or 4.2% from the reported total of $340,100,000 at December 31, 2000. The primary goals of the Investment Growth Strategy, improving return on average equity and earnings per share, continue to be achieved.

Federal funds sold

At March 31, 2001 Federal funds sold totaled $106,100,000 compared to $54,015,000 at December 31, 2000. The higher amount of Federal funds sold at March 31, 2001 was primarily due to increased interest bearing deposit balances and borrowed funds raised to fund loan growth and effectively manage liquidity. The average Federal funds sold balance for the three months of 2001 was $54,152,000 compared to $14,794,100 for the same period in 2000. Management remains focused on maintaining adequate liquidity to fund loan growth and to enhance the liquidity profile of YNB.

Securities

The following tables present the amortized cost and market value of YNB's securities portfolios as of March 31, 2001 and December 31, 2000.

Securities Available For Sale                             March 31, 2001              December 31, 2000
-------------------------------------------------------------------------------------------------------------
                                                     Amortized         Market       Amortized        Market
(in thousands)                                         Cost            Value          Cost           Value
-------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
     obligations of other U.S.
     government agencies                             $ 102,561       $ 102,958      $ 173,608       $ 172,374
Mortgage-backed securities                             430,982         431,623        338,377         336,798
Corporate obligations                                   26,575          26,027         26,713          27,091
All other securities                                    32,324          32,324         28,675          28,675
-------------------------------------------------------------------------------------------------------------
Total                                                $ 592,442       $ 592,932      $ 567,373       $ 564,938
=============================================================================================================

Investment Securities                                     March 31, 2001              December 31, 2000
-------------------------------------------------------------------------------------------------------------
                                                     Amortized         Market       Amortized        Market
(in thousands)                                         Cost            Value          Cost           Value
-------------------------------------------------------------------------------------------------------------
Obligations of other U.S.
     government agencies                             $  61,185       $  60,725      $  68,185       $  66,439
Obligations of state and
     political subdivisions                             36,159          36,223         38,660          38,336
Mortgage-backed securities                               3,676           3,664          3,855           3,785
-------------------------------------------------------------------------------------------------------------
Total                                                $ 101,020       $ 100,612      $ 110,700       $ 108,560
=============================================================================================================

Securities represented 40.5% of total assets at March 31, 2001 and 41.7% at December 31, 2000. Total securities increased $18,314,000 or 2.7% at March 31, 2001 to $693,952,000 compared to $675,638,000 at year-end 2000. The available for sale portfolio represented 85.4% of the total security holdings of YNB at March 31, 2001, compared to 83.6% at year-end 2000.

The net unrealized gain on securities available for sale was $490,000 as of March 31, 2001 compared to a net unrealized loss of $2,435,000 at December 31, 2000. The net unrealized gain, net of tax effect, was $318,000 as reported in accumulated other comprehensive income (loss) in Stockholders' Equity at March 31, 2001, and the net unrealized loss, net of tax effect of $1,582,000 reported at December 31, 2000. The change from net unrealized loss to net unrealized gain on securities available for sale is primarily due to the changes in interest rates from December 31, 2000 to March 31, 2001.

Securities available for sale increased $27,994,000 or 5.0% at March 31, 2001 when compared to the December 31, 2000 balance of $564,938,000. U.S. Treasury and obligations of other U.S. government agencies decreased $69,416,000 in the first quarter of 2001. This decrease was due to the maturity of shorter-term discount notes and increased call activity from the agency callable portfolio. These cash flows were primarily reinvested into fixed rate mortgage-backed securities. Fixed rate mortgage-backed securities, including CMOs, increased $139,700,000. Offsetting this increase was the sale of most of YNB's adjustable rate mortgage backed securities, which resulted in a $44,700,000 decrease in this product. These securities were sold due to increased paydowns and YNB's reduced need for adjustable rate assets.

Investment securities decreased $9,680,000 to $101,020,000 at March 31, 2001 from $110,700,000 at December 31, 2000. The decrease was due to a $7,000,000 decline in callable U.S. agency bonds, smaller declines in obligations of state and political subdivisions and principal paydowns on mortgage backed securities.

The Investment Growth Strategy securities increased $14,300,000 over the year-end 2000 level. The largest increase was in fixed rate mortgage-backed securities, including fixed rate CMOs, which increased $65,600,000, offset by a $13,000,000 decrease in callable bonds. Adjustable rate mortgage backed securities decreased $30,400,000 and floating rate CMOs decreased $7,900,000 due to the sale of adjustable rate products and principal paydowns on floating rate CMOs. At March 31, 2001, the Investment Growth Strategy portfolio was comprised of 78.3% of fixed rate securities and 21.7% of adjustable or floating rate securities compared to 66.2% fixed rate securities and 36.1% adjustable rate securities at year end 2000. Management continues to actively manage the assets and liabilities in the Investment Growth Strategy.

Loans

Total loans increased $26,834,000 or 3.3% at March 31, 2001 to $845,123,000 from $818,289,000 at December 31, 2000. YNB's loan portfolio represented 49.3% of total assets at March 31, 2001 compared to 50.5% at December 31, 2000. YNB's lending focus continues to be on commercial and industrial loans, and commercial real estate loans. The ability of YNB to enter into larger loan relationships and management's philosophy of relationship banking are key factors in continued strong loan growth. Strong competition from both bank and nonbank competitors could result in comparatively lower yields on new and established lending relationships. In addition, borrowers' concerns over the economy, real estate prices and interest rates could all be factors in slowing future loan growth. The majority of YNB's business is with customers located within Mercer County, New Jersey and contiguous counties. Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the region's economic environment and real estate market. The table below lists loan growth by type for the period of March 31, 2001 to December 31, 2000.

Loan Portfolio Composition
--------------------------------------------------------------------------------------------------------
 (in thousands)                                  3/31/01         12/31/00         Change      % change
--------------------------------------------------------------------------------------------------------
Commercial real estate
     Owner occupied                            $ 138,619        $ 135,234      $   3,385          2.5%
     Investor occupied                           211,766          198,184         13,582          6.9
     Construction and development                 98,007           93,432          4,575          4.9
--------------------------------------------------------------------------------------------------------
                                                 448,392          426,850         21,542          5.0
Residential
     Multi-family                                 23,591           27,800         (4,209)        15.1
     1- 4 family                                  92,456           92,876           (420)         0.5
--------------------------------------------------------------------------------------------------------
                                                 116,047          120,676         (4,629)         3.8
Commercial and industrial
     Term                                        126,192          116,995          9,197          7.9
     Line of credit                               73,681           72,217          1,464          2.0
     Demand                                        1,282            1,389           (107)         7.7
--------------------------------------------------------------------------------------------------------
                                                 201,155          190,601         10,554          5.5
Consumer
     Home equity                                  50,737           50,809            (72)         0.1
     Installment                                  21,555           22,428           (873)         3.9
     Other                                         7,237            6,925            312          4.5
--------------------------------------------------------------------------------------------------------
                                                  79,529           80,162           (633)         0.8
========================================================================================================
Total loans                                    $ 845,123        $ 818,289      $  26,834          3.3%
========================================================================================================

Commercial real estate loans include owner and investor occupied properties and construction and development loans. Commercial real estate loans accounted for 53.1% of YNB's total loan portfolio at March 31, 2001. YNB's lending policies generally require an 80% loan-to-value ratio for commercial real estate mortgages. Collateral values are established based upon independently prepared appraisals. Commercial real estate loans also includes construction and development loans. Construction and development loans include residential and commercial projects as well as land loans. YNB continues to be an active participate in both commercial and residential construction lending. These loans are typically made to experienced developers. Residential construction loans include single family, multi-family, and condoumium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally these loans are closely monitored with advances made only after work is completed and independently inspected and verified by qualified professionals. Commercial real estate loans increased $21,542,000 or 5.0% in the first three months of 2001. The majority of the growth was in investor-occupied commercial real estate loans. Growth in commercial real estate loans accounted for 80.3% of the total loan growth for the quarter.

Residential loans include multi-family and 1-4 family loans. The residential 1-4 family loans include residential mortgages of $77,200,000 or 66.5% of the total. YNB's residential mortgage loans are secured by first liens on the underlying real property. YNB is a participating seller/servicer with FNMA and FHLMC and generally underwrites its single family residential mortgage loans to conform to the standards required by these agencies. The remaining residential mortgage loans are multi-family or other 1-4 family loans that are not first lien or do not meet the underwriting standards of FNMA or FHLMC. Residential loans declined $4,629,000 or 3.8% primarily due to a decline in multi-family residential loans. The falling interest rates have increased the refinance activity particularly in the 1-4 family loan category.

Commercial and industrial loans are typically loans made to small and middle market businesses for a wide variety of needs including working capital, which are used to finance inventory, receivable, equipment needs and other working capital needs of borrowers. Commercial and industrial loans include term loans, lines of credit and demand loans. Commercial and industrial loans increased $10,554,000 or 5.5% to $201,155,000 at March 31, 2001 from $190,601,000 at
December 31, 2000. The primary reason for the increase was higher balances of term commercial loans.

Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Consumer loans decreased $633,000 or 0.8% to $79,529,000 at March 31, 2001 from $80,162,000 at
December 31, 2000. The decline was caused by decreases in both installment loans and home equity loans partially offset by increases in other consumer loans. Management believes that there continues to be opportunities to increase the consumer loan portfolio. However, competition for quality loan relationships remains strong.

Deposit liabilities

The following table provides information concerning YNB's deposit base at March 31, 2001 and December 31, 2000.

Deposits
------------------------------------------------------------------------------------------------------
(in thousands)                               3/31/01        12/31/00      Change         % Change
------------------------------------------------------------------------------------------------------
Non-interest bearing demand
     deposits                               $ 93,605       $ 102,718     $ (9,113)          8.9%
Interest bearing demand deposits              78,065          77,110          955           1.2
Money market deposits                        145,330         128,489       16,841          13.1
Savings deposits                              73,919          73,588          331           0.4
Certificates of deposit of $100,000
     or over                                 125,719         131,011       (5,292)          4.0
Other time deposits                          449,620         437,402       12,218           2.8
-----------------------------------------------------------------------------------------------------
Total                                       $966,258       $ 950,318     $ 15,940           1.7%
=====================================================================================================

YNB's deposit base is the principal source of funds supporting interest-earning assets. Total deposits increased $15,940,000 or 1.7% to $966,258,000 at March 31, 2001 compared to $950,318,000 at December 31, 2000. Certificates of deposit were competitively priced in the first three months of 2001 as part of promotions associated with the opening of YNB's Flemington and Lawrence offices. These deposits helped fund earning asset growth and enhanced liquidity. Certificates of deposits continue to be an important source of funding for YNB in 2001. Certificates of deposit of $100,000 or over decreased $5,292,000 or 4.0% to $125,719,000 from $131,011,000 at December 31, 2000. Other time deposits increased $12,218,000 or 2.8% to $449,620,000 from $437,402,000 at December 31,
2000. Growth in time deposits accounted for 43.4% of the total increase in deposits for the first three months of 2001. Certificates of deposit accounted for 59.5% of total deposits at March 31, 2001 compared to 59.8% at year-end 2000.

YNB also markets its certificates of deposit through a nationwide computer based service. This service allows YNB to have access to a wider market to raise needed funding. At March 31, 2001, YNB had approximately $92,547,000 in outstanding certificates of deposit raised through this service. This reflects a net decrease of $36,095,000 in 2001. Since this type of time deposit is one of the more costly sources of funds, management will continue to reduce the balance outstanding provided it does not negatively impact the overall liquidity position of YNB. Management remains focused on reducing the overall cost of deposits by attracting lower-cost or interest free deposits to replace higher costing certificates of deposit. To accomplish this strategy management continues to evaluate new branch sites in our market place to attract lower-cost deposits and has initiated efforts to improve the sales culture at the existing branches.

Non-interest bearing demand deposits decreased $9,113,000 or 8.9% to $93,605,000 at March 31, 2001 when compared to $102,718,000 at December 31, 2000. On an average basis, first quarter 2001 average non-interest bearing demand deposits totaled $94,375,000 compared to $91,809,000 for the same period in 2000. Management remains focused on attracting non-interest-bearing demand deposits from both commercial and retail customers.

Interest bearing demand deposits increased $955,000 or 1.2% to $78,065,000 at March 31, 2001 from $77,110,000 at year-end 2000. In addition, money market balances increased $16,841,000 or 13.1% to $145,330,000 at March 31, 2001 from
$128,489,000 at December 31, 2000. This increase resulted from the continued focus on promoting the money market account to both business and retail customers. Savings deposits increased $331,000 or 0.4% to $73,919,000 at March 31, 2001 from $73,558,000 at December 31, 2000.

While it is management's intention to fund earning asset growth with the lowest cost deposits, core deposit growth levels, excluding certificates of deposit, are not adequate to meet current or projected loan demand. YNB's ability to generate lower cost deposits could affect YNB's ability to meet its earnings targets. The continuing reliance on higher cost certificates of deposit to fund asset growth is a major factor in the continued pressure on YNB's net interest margin.

YNB continues to seek lower cost funding sources. In January 2000, YNB introduced YNB Online, a PC based home and business banking service. This service allows customers to have greater access to their accounts and should help to make YNB's deposit products more competitive in the market place. Another source of low cost funds is the opening of new branches to serve a wider market area. The two newest branches for YNB are its Flemington branch in Hunterdon County and its Lawrence branch in Mercer County. Both of these branches are attracting lower cost deposits for YNB. Management believes that Hunterdon County will become a strong secondary market for both loans and deposits. To better serve this market, construction has begun on a regional headquarters building in Flemington. This site will include a full service branch and be staffed with lenders familiar with the local market. Management anticipates that the regional center will be open before the end of the first quarter of 2002.

Borrowed Funds

Borrowed funds totaled $614,200,000 at March 31, 2001, an increase of $68,977,000 or 12.7% when compared to $545,223,000 at December 31, 2000. The increase in borrowed funds resulted primarily from increased Federal Home Loan Bank advances used to fund both Investment Growth Strategy purchases as well as other earning assets. The recent decline in interest rates has extended the duration of the borrowed fund portfolio, as nearly all borrowings with call dates are now not likely to be called. Management anticipates limited call activity if rates remain at or near the levels at March 31, 2001. This means that if rates continue to decline the cost of borrowed funds will not decline

YNB had FHLB advances outstanding of $602,761,000 at March 31, 2001, an increase of $69,993,000 or 13.1% when compared to $532,768,000 at December 31, 2000. YNB continues to utilize callable FHLB advances to fund both Investment Growth Strategy purchases as well as other earning assets. At March 31, 2001 callable advances totaled $595,000,000 or 97.1% of advances outstanding compared to $525,000,000 or 98.5% at December 31, 2000. Callable FHLB advances have terms of two to ten years and are callable after periods ranging from three months to five years. There are $348,500,000 in callable advances with call dates in 2001 outstanding as of March 31, 2001. Management anticipates at the current interest rate level there will be limited FHLB advances called.

As of March 31, 2001 borrowed funds included $1,100,000 related to the ESOP. The ESOP purchased 155,340 shares of the common stock, no par value, of the Holding Company with a loan from a nonaffiliated financial institution. The financing is for a term of five years with an interest rate of 7.00% and a maturity date in 2004. The interest rate is fixed for the period of the loan, and the loan will be repaid in equal monthly installments over the term of the loan. The shares purchased by the ESOP were used as collateral for the loan. The Holding Company guarantees the repayment of the loan.

YNB has the ability to borrow from the FHLB through its line of credit program, subject to collateral requirements. In addition, YNB is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock requirements, collateral requirements and other restrictions. YNB also maintains unsecured federal funds lines with four commercial banks totaling $25,000,000 for daily funding needs. YNB's funding strategy is to rely on deposits to fund new loan growth whenever possible and to rely on borrowed funds as a secondary funding source for loans.


Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company (Trust Preferred Securities)

On March 28, 2001 the Holding Company, through Trust III, completed the sale of $6,000,000 of 10.18% Trust Preferred Securities in a private placement.

On June 23, 2000, the Holding Company, through Trust II, completed the sale of $15,000,000 of 9.50% Trust Preferred Securities to a nonaffiliated financial institution.

On October 16, 1997, the Holding Company through the Trust, completed the sale of $11,500,000, of 9.25% Trust Preferred Securities to the public.

As of March 31, 2001, $27,279,000 or 83.9% of the $32,500,000 in Trust Preferred
Securities outstanding qualify as Tier I capital. The remaining $5,221,000 is treated as Tier II capital. Management anticipates that all Trust Preferred outstanding at March 31, 2001 would qualify for Tier I capital within the next two years.

Equity Capital

Stockholders' equity at March 31, 2001 totaled $82,156,000, an increase of $3,919,000 or 5.0%, compared to $78,237,000 at December 31, 2000. This net increase resulted from the following factors:

(i) YNB earned net income of $2,727,000 and paid cash dividends of $819,000 for the three months ended March 31, 2001.

(ii) The net unrealized gain on securities available for sale was $318,000 at March 31, 2001 compared to a net unrealized loss of $1,582,000 at December 31, 2000. This shift from a net unrealized loss to a net unrealized gain resulted in a $1,900,000 increase in stockholders' equity.

(iii) YNB received $6,000 in connection with the exercise of stock options by directors and employees and a $5,000 increase associated with the fair market value adjustment related to the allocation of shares to employee accounts in the ESOP.

(iv) A reduction in commitment to the ESOP of $100,000 to $1,100,000 at March 31, 2001 from $1,200,000 at December 31, 2000 resulted in an increase of $100,000 in stockholders' equity.

The table below presents the Holding Company and Bank actual capital amounts and ratios:

                                                      Amount                     Ratios
------------------------------------------------------------------------------------------------
dollars in thousands                        03/31/01         12/31/00    03/31/01      12/31/00
------------------------------------------------------------------------------------------------
Risk-based capital:
     Tier 1:
          Holding Company                  $ 109,108        $ 106,310     10.5%         10.6%
          Bank                               111,902          104,633     10.8          10.4
------------------------------------------------------------------------------------------------
     Total:
          Holding Company                    125,628          117,244     12.1          11.6
          Bank                               123,201          115,567     11.9          11.5
------------------------------------------------------------------------------------------------
Tier 1 leverage:
          Holding Company                    109,108          106,310      6.6           8.1
          Bank                             $ 111,902        $ 104,633      7.5%          8.0%
------------------------------------------------------------------------------------------------

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of 4.0%; a Tier 1 risk-based capital ratio of 4.0% and a total risked based capital ratio of 8.0%. To be considered "well capitalized" an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At March 31, 2001, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is management's goal to provide YNB with adequate capital to continue to support asset growth, and maintain its status as a well capitalized institution.

Credit Quality

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of March 31, 2001 and December 31, 2000.


Nonperforming Assets
-------------------------------------------------------------------------------
(in thousands)                                        03/31/01        12/31/00
-------------------------------------------------------------------------------
Nonaccrual loans:
     Commercial real estate                          $   1,325       $   2,075
     Residential                                         1,969           2,423
     Commercial                                            796             851
     Consumer                                              395             453
-------------------------------------------------------------------------------
          Total                                          4,485           5,802
-------------------------------------------------------------------------------
Restructured loans                                         785             532
-------------------------------------------------------------------------------
Loans 90 days or more past due:
     Residential                                           608             526
     Consumer                                              307             173
-------------------------------------------------------------------------------
          Total                                            915             699
-------------------------------------------------------------------------------
Total nonperforming loans                                6,185           7,033
-------------------------------------------------------------------------------
Other real estate                                        2,091           2,041
-------------------------------------------------------------------------------
Total nonperforming assets                           $   8,276       $   9,074
-------------------------------------------------------------------------------

Allowance for loan losses to total loans, end of
period                                                    1.34%           1.34%
Allowance for loan losses to nonperforming
loans, end of period                                    182.68%         155.47%
===============================================================================

At March 31, 2001, nonperforming loans, which are loans 90 days or more past due, restructured loans and nonaccrual loans, totaled $6,185,000, a $848,000 or 12.1% decrease from the $7,033,000 at December 31, 2000. The decline in nonperforming loans resulted from a decline in nonaccrual loans partially offset by increases in restructured and loans 90 days or more past due.

Other real estate at March 31, 2001 totaled $2,091,000, a $50,000 or 2.4% increase when compared to $2,041,000 at December 31, 2000. The increase in other real estate was principally due to one new other real estate property.

Nonperforming assets at March 31, 2000 totaled $8,276,000, a $799,000 or 9.6% decrease from the $9,074,000 level at December 31, 2000. Total nonperforming assets as a percentage of total assets were 0.48% at March 31, 2001 compared to 0.56% at December 31, 2000. The decrease in nonperforming assets is primarily due to the reduction in nonaccrual loans. The improvement in the nonperforming asset as a percentage of total assets is due to both the decrease in nonperforming assets and the increase in total assets. Management remains focused on closely monitoring credit quality. The current slow down in the economy could cause nonperforming asset levels to increase from the current levels.

Allowance for Loan Losses

The allowance for loan losses totaled $11,299,000 at March 31, 2001, an increase of $365,000 from the $10,934,000 at year-end 2000. The provision for loan losses for the first three months of 2001 was $925,000 compared to $800,000 for the same period of 2000. Gross charge offs were $603,000 for the first three months of 2001 compared to $350,000 for the same period in 2000. Gross recoveries were $43,000 for the first three months of 2001 compared to $63,000 for the same period in 2000. Annualized net charge offs as a percentage of average loans were 0.27% for the first three months of 2001 and 0.17% for the same three months in 2000. This compares to net charge offs as a percentage of average loans ratio of 0.24% for the year ended December 31, 2000.

Management maintains the allowance for loan losses at a level determined in accordance with management's documented allowance adequacy methodology. It is management's assessment, based on management's estimates, that the allowance is adequate in relation to the credit risk exposure levels. One measure of the adequacy of the allowance for loan losses is the ratio of allowance for loan losses to total loans. This ratio was 1.34% at both March 31, 2001 and December 31, 2000. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. This ratio was 182.7% at March 31, 2001 compared to 155.5% at December 31, 2000.

Results of Operations

Net Income

YNB reported net income of $2,727,000 for the three months ended March 31, 2001, an increase of $331,000 or 13.8% over the $2,396,000 for the same period in 2000. The increase in net income for the three months of 2001 compared to the same period in 2000 is attributable to higher net interest income and increased non-interest income offset by increased non-interest expenses and, to a lesser extent, a higher provision for loan losses. Basic and diluted earnings per share for the three months ended March 31, 2001 increased $0.01 or 2.8% to $0.37 compared to $0.36 for the same period in 2000.

Net Interest Income

YNB's net interest income for the first three months of 2001 was $9,482,000, an increase of $737,000 or 8.4% from the same period in 2000. The principal factor contributing to this increase was an increase in interest income of $8,262,000 resulting from increased loan balances and increased security balances at higher rates. Offsetting this increase was a $7,525,000 increase in interest expense. This increase in interest expense was primarily due to both higher average balances of time deposits and borrowed funds and higher rates on both liability types.

The net interest margin (tax equivalent basis), which is net interest income divided by average interest earning assets, for the first three months of 2001 was 2.46%, a 75 basis point or 23.4% decline compared to 3.21% for the same period in 2000. The principal factor causing the narrowing of the net interest margin was the sharp decline in interest rates in the first quarter of 2001. This resulted in yields on floating rate loans tied to the prime rate and floating rate investments tied to one-month LIBOR to decline more quickly than YNB's interest bearing liabilities. As a result of the rate movement, the yield on earning assets declined 18 basis points. Over the same period the cost of interest bearing liabilities increased 49 basis points.

The net interest margin for the 2001 and 2000 comparative periods was also negatively impacted by the Investment Growth Strategy. The securities in the Investment Growth Strategy at March 31, 2001, were approximately $354,400,000 compared to $340,000,000 at December 31, 2001. The targeted spread on this strategy is 75 basis points after tax. Because of the targeted spread on this strategy, there is a negative impact to the net interest margin and return on average assets. Conversely, this strategy is designed to increase both return on average equity and earnings per share, the primary goals of the strategy. The goals of this strategy continue to be achieved.

Interest Income

For the first three months of 2001, total interest income was $29,864,000, an increase of $8,262,000 or 38.2% when compared to interest income of $21,602,000 for the same period in 2000. This increase was primarily due to higher average balances on loans and securities, partially offset by a lower loan yield. Average loans increased $171,119,000 or 25.9% while the yield on loans decreased 15 basis points to 8.53% from 8.68%. The lower loan yield reflected the lower overall interest rate environment in the first quarter of 2001 when compared to the same period in 2000. Interest and fees on loans for the three months ended March 31, 2001 increased $3,409,000 or 23.7% to $17,763,000 from $14,354,000 for the same period in 2000. Average securities for the three months ended March 31, 2001 increased $251,701,000 or 57.5% to $689,496,000 when compared to the
$437,795,000 for the same period in 2000. Over the same period, the yield on the securities portfolio increased 17 basis points to 6.58% from 6.41%. The increase in the average balance and yield resulted in interest on securities increasing $4,315,000 or 61.5% to $11,335,000 for the three months ended March 31, 2001 compared to $7,020,000 for the same period in 2000. Overall, the yield on YNB's interest earning asset portfolio decreased 18 basis points to 7.57% for the three months ended March 31, 2001 from the 7.75% for the same period in 2000.

Interest Expense

Total interest expense increased $7,525,000 or 58.5% to $20,382,000 for the first three months of 2001 compared to $12,857,000 for the same period in 2000. The increase in interest expense for the comparable time periods resulted primarily from higher levels of interest bearing liabilities, higher rates paid on deposits, and to a lesser extent, higher costs of borrowed funds and Trust Preferred Securities. The average rate paid on interest bearing liabilities for the three months ended March 31, 2001 increased 49 basis points to 5.62% from 5.13% for the same period of 2000.

Interest on other time deposits under $100,000 increased $1,501,000 to $6,963,000 for the three months ended March 31, 2001 from $5,462,000 for the same period in 2000. This increase was caused by both an increase of $44,543,000 in the average outstanding balance to $432,880,000 for the three months ended March 31, 2001, when compared to the outstanding average balance of $388,337,000 for the three months ended March 31, 2000, and an increase of 80 basis points in the cost to 6.43% from 5.63% for the same periods as described above. Interest expense on certificates of deposit under $100,000 accounted for 34.2% of total interest expense for the three months ended March 31, 2001 and 42.5% of the total increase in interest expense from the same period last year. Management anticipates that the cost of other time deposits under $100,000 will decline, as current market rates are significantly lower than the existing cost of these funds. However, since this repricing only occurs when the certificates mature the reduction in costs will not be significant until the second half of 2001.

Interest on certificates of deposit (CDs) of $100,000 or more increased $918,000 or 75.8% to $2,129,000 for the three months ended March 31, 2001 from $1,211,000 for the same period in 2000. The increase was caused by an increase in the average outstanding balance of $42,717,000 or 51.3% to $125,998,000 for the three months ended March 31, 2001 when compared to the outstanding average balance of $83,281,000 for the three months ended March 31, 2000. The cost of CDs of $100,000 or more increased 94 basis points to 6.76% for the three months of 2001 from 5.82% for the same period in 2000. Besides attracting CDs of $100,000 or more in its markets, YNB also utilizes a software program, which allows YNB to market its CDs nationwide. Management anticipates that as these certificates of deposit mature the overall costs should decline significantly. However, since the repricing only occurs when the CDs mature the reduction in costs will not be significant until the second half of 2001.

Interest expense on borrowed funds increased $3,771,000 or 87.1% to $8,101,000 for the three months of 2001 when compared to $4,330,000 for the same period in 2000. The increased expense was primarily caused by a $264,063,000 increase in the average balance outstanding in the first three months of 2001 to $576,420,000 when compared to the $312,357,000 for the same period in 2000. The rate paid on borrowed funds increased 8 basis points for the three months ended March 31, 2001 to 5.62% from the 5.54% for the same period last year. The primary cause for the increase in interest expense on borrowed funds is the higher average balance of borrowed funds, and to a lesser extent, the higher rate. Since a significant portion of the borrowed funds outstanding are callable and at rates above the current rates offered on similar borrowings, management anticipates there will be few calls in the near future. In addition, YNB may not prepay these borrowings. This means that there are limited opportunities to reprice these borrowings lower as rates decline. Management therefore anticipates the overall costs of borrowed funds to remain stable in both a modestly falling or rising rate environment.

Interest expense on savings, money markets and interest bearing demand accounts increased $974,000 or 61.3% to $2,562,000 for the three months of 2001 when compared to the $1,588,000 for the same period in 2000. Money market accounts are historically less expensive than CDs and present more opportunities to cross sell other bank products and services. YNB has already experienced substantial growth in Premier Money Market balances due to the higher rate and aggressive marketing campaign conducted to promote the product. The cost of savings, money markets and interest bearing demand deposits increased 49 basis points to 3.55% for the first three months of 2001 when compared to 3.06% for the same period in 2000. At the same time, the average balance of these deposit types increased $80,570,000 or 38.8% to $288,333,000 for the first three months of 2001 from $207,763,000 for the same period in 2000. Management has lowered the cost on these deposit types as overall market rates have declined.

While YNB seeks to fund asset growth with lower cost savings, money market, interest bearing checking and non-interest bearing demand deposits, this is not always possible, as asset growth rates can exceed the growth rate in these deposit types. To attract lower cost deposits to fund asset growth, management has continued to aggressively market several lower costing products including Premier Money Market accounts and a free checking product. Management anticipates that over time, these new products, along with additional branches in new markets, should result in lower cost core deposits providing a higher percentage of the new funding than has been experienced recently. This anticipated improvement in the deposit mix will help to control interest expense going forward. However, the ability of YNB to lower the cost of interest bearing liabilities is dependent on market conditions.

Provision for Loan Losses

YNB provides for possible loan losses by a charge to current operations. The provision for loan losses for the three months ended March 31, 2001 was $925,000, a $125,000 or 15.6% increase over the $800,000 provision recorded for the same period of 2000. The increase in the provision for the quarter was primarily due to increased net charge-offs and loan growth. Management believes that the allowance for loan losses is adequate in relation to the credit risk exposure levels.

Non-interest Income

Total non-interest income for the first three months of 2001 was $1,566,000, an increase of $833,000 or 113.6% over non-interest income of $733,000 for the same period in 2000. The increase was due principally to gains on sale of securities and increased other non-interest income.

Service charges on deposit accounts increased $23,000 or 6.1% to $400,000 for the first three months ended March 31, 2001 compared to $377,000 for the same period in 2000. Management remains focused on increasing the level of service charges on deposit accounts.

Net gains on sale of securities totaled $445,000 in the first three months of 2001 compared to $45,000 in net losses on sale of securities for the same period in 2000. The gain resulted primarily from the sale of higher coupon fixed rate mortgage-backed securities, that management felt would prepay faster in a falling interest rate environment. Further, adjustable rate mortgage backed securities that were showing increased prepayment speeds and coupons that would reprice downward were also sold as YNB's need for adjustable rate securities has declined.

Other non-interest income increased $320,000 or 79.8% to $721,000 for the three months ended March 31, 2001 from $401,000 for the same period in 2000. The primary cause for the increase was a $247,000 or 128.0% increase in the earnings on bank owned life insurance assets. This increase resulted from the purchase of $15,000,000 in additional bank owned life insurance assets at the end of 2000. The income earned on these assets is used to offset the cost of deferred compensation programs. The single largest component of other non-interest income was income derived from bank owned life insurance assets, which totaled $440,000 for the first three months of 2001 as compared to $193,000 for the same period in 2000. This income represented 61.0% and 48.1% of total other non-interest income for the first three months of 2001 and 2000, respectively.

Non-interest income represented 5.0% of YNB's total revenue in the first three months of 2001 compared to 3.3% for the same period in 2000. The improvement in this ratio was due to the gains on sale of securities and increased earnings on bank owned life insurance assets. As discussed in the 2000 Annual Report, YNB formed alliances with several local insurance agencies to offer insurance products to our customers. Also in 2000, YNB signed a marketing agreement with Salomon Smith Barney to offer brokerage services to our customers. Both of these initiatives are still in the formation stage and to date have not contributed any significant earnings. However, management believes that both of these products will generate future additional non-interest income for YNB. As part of YNB's ongoing strategic planning process, management continues to closely evaluate both traditional and non-traditional sources of new non-interest income.

Non-interest Expense

Total non-interest expense increased $1,082,000 or 20.3% to $6,404,000 for the first three months of 2001 compared to $5,322,000 for the same period in 2000. The increase in non-interest expense was primarily due to increases in salaries and employee benefits and other non-interest expenses. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.6% for the first three months of 2001 compared to 1.8% for the same period of 2000. The improvement in this ratio is due to the strong asset growth experienced by YNB. YNB's efficiency ratio for the first three months of 2001 was 58.0% compared to 56.2% for the same period in 2000. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources.

Salaries and employee benefits increased $779,000 or 27.7% to $3,587,000 for the first three months of 2001 compared to $2,808,000 for the same period in 2000. Salary and benefits expense accounted for 56.0% of total non-interest expenses for the first three months of 2001 compared to 52.8% for the same period in 2000. Salary expense increased $473,000 or 21.6% reflecting increased staffing levels throughout YNB as the organization continues to grow and normal salary increases. Benefit expense increased $306,000 or 49.5% primarily due to higher costs associated with deferred compensation plans, increased medical insurance and ESOP expense. The increase in salary and benefit expense in the first three months of 2001 accounted for 72.0% of the total increase in non-interest expense when the first three months of 2001 is compared to the same period in 2000.

Occupancy expense for the first three months of 2001 was $671,000, an increase of $49,000 or 7.9% compared to $622,000 for the same period in 2000. Total rent expense on leased properties increased $36,000 and accounted for 73.5% of the total increase for the period. The rent expense increase resulted from the leases on the new branches in Flemington and Lawrence, New Jersey.

Equipment expense increased $42,000 or 9.0% to $510,000 for the first three months of 2001 from $468,000 for the same period in 2000. The increase in equipment costs reflects the continuing efforts of YNB to maintain and upgrade technology in order to provide the highest quality products and service.

Other non-interest expenses increased $212,000 or 14.9% to $1,636,000 for the first three months of 2001 when compared to the $1,424,000 for the same period in 2000. Marketing expense accounted for 34.4% of the total increase. Marketing expense for the three months ended March 31, 2001 increased $73,000 or 30.4% to $313,000 from $240,000 for the same period in 2000. This increase resulted from increased efforts to promote lower cost deposit products. In addition, professional fees, loan-related expenses and other operating expenses associated with a growing institution account primarily for the rest of the increase. Management closely monitors non-interest expenses and seeks to control the growth of these expenses. However, as YNB continues to grow, the costs associated with properly managing the organization will also continue to increase.

Income Tax Expense

The effective income tax rate for the three months ended March 31, 2001 was 26.8% compared to 28.6% for the same period in 2000. The decrease in the tax rate resulted from the growth in tax-free income exceeding the growth in overall income. Total income tax expense for the three months ended March 31, 2001 was $992,000, an increase of $32,000 from the $960,000 for the same period in 2000. The increase in tax expense resulted from higher taxable income offset by a lower effective tax rate.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB's market risk from December 31, 2000 except as discussed below. For information regarding YNB's market risk refer to the Company's 2000 Annual Report to stockholders.

Changes in Earnings Risk

Net interest income over the next twelve-month period indicates a slightly reduced risk to lower rates (-200 basis points) at March 31, 2001 than reported at December 31, 2000. Comparing the simulation results of this low rate scenario to the flat rate interest rate scenario indicates a change in net interest income of -7.9% compared to -8.3% at year end 2000. At the same time, YNB's exposure to higher rates (+200 basis points) indicates that net interest income would increase by 6.3% compared to 5.03% at year-end 2000. The cumulative one-year gap remained a positive $114,780,000 or 6.7% of total assets at March 31, 2001 compared to a positive $147,378,000 or 9.1% of assets at year-end 2000. The dollar change in the gap was $32,598,000. Management currently is implementing strategies to make the gap less positive and reduce YNB's exposure to lower interest rates.

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

At March 31, 2001, the EVPE changes by -0.64% for rate shifts of +200 and -6.10% for rate shifts of -200 basis points. The non-symmetry of the results is indicative of the callable funding utilized to fund earning asset growth. This compares to changes of -2.20% and -5.35% respectively at December 31, 2000 and -3.50% and -1.01% at March 31, 2000.

The primary causes for this risk to falling rates are primarily due to the callable FHLB advances that will not be called in a down rate environment.

Management has initiated strategies designed to bring this measurement back within policy guidelines.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Not Applicable.

Item 2: Changes in Securities and Use of Proceeds

On March 28, 2001, Trust III, a wholly owned subsidiary of the Holding Company, issued 6,000 Series A 10.18% Capital Securities, at an offering price of $1,000 per security, to an institutional investor, and 190 10.18% Common Securities at an offering price of $1,000 per security, to the Holding Company. The gross proceeds of this offering totaled $6,190,000. Trust III used the proceeds from this offering to purchase $6,190,000 of Series A 10.18% Junior Deferrable Interest Debentures, due June 8, 2031, of the Holding Company.

The Holding Company intends to use the net proceeds from this offering for general corporate purposes, as well as contributions to the Bank, to fund its operations.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5: Other Information

Not Applicable.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits
(b) Reports on Form 8-K. There were no Form 8-K reports filed during the quarter for which this report is filed.

                                INDEX TO EXHIBITS
  Exhibit
  Number                   Description                                     Page
--------------------------------------------------------------------------------
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
           October 16, 1997, between the Registrant and Wilmington Trust Company, as trustee, relating to the Preferred
           Securities of Yardville Capital Trust.

      4.6 The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant's Series A 9.50% Junior Subordinated Deferrable Interest Debentures due June 22, 2000: (i) Amended and Restated Declaration of Trust dated June 23, 2000, among the Registrant, The Bank of New York, as property trustee, and the Administrative Trustees of Yardville Capital Trust II; (ii) Indenture dated as of June 23, 2000, between the Registrant's Series A 9.50% Junior Subordinated Deferrable Interest Debentures due June 22, 2030; and (iii) Series A Capital Securities Guarantee Agreement dated as of June 23, 2000 between the Registrant and The Bank of New York, as trustee, relating to the Series A Capital Securities of Yardville Capital Trust II.

      4.7 The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant's Series A 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031: (i) Amended and Restated Declaration of Trust dated March 28, 2001, among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust III; (ii) Indenture dated as of March 28, 2001, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant's Series A 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031; and (iii) Series A Capital Securities Guarantee Agreement dated as of March 28, 2001 between the Registrant and Wilmington Trust Company, as trustee, relating to the Series A Capital Securities of Yardville Capital Trust III.

Exhibit
Number                      Description                                    Page
--------------------------------------------------------------------------------
(A) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997

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


                                         YARDVILLE NATIONAL BANCORP
                                         --------------------------
                                              (Registrant)


Date: May 15, 2001                       By: /s/ Stephen F. Carman
      --------------                         ------------------------------
                                             Stephen F. Carman
                                             Executive Vice President and
                                             Chief Financial Officer