Form 10-Q
period 2001-06-30
YARDVILLE NATIONAL BANCORP
filed 2001-08-14
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10 Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
     For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 12, 2001, the following class and number of shares were outstanding:

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
          Class                                Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1            FINANCIAL INFORMATION                                PAGE NO.
-------------------------------------------------------------------------------

Item 1.           Financial Statements (unaudited)

                  Consolidated Statements of Condition
                  June 30, 2001 and December 31, 2000

                  Consolidated Statements of Income
                  Three months ended June 30, 2001 and 2000

                  Consolidated Statements of Income
                  Six months ended June 30, 2001 and 2000

                  Consolidated Statements of Cash Flows
                  Six months ended June 30, 2001 and 2000

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

Item 6.           Exhibits and Reports on Form 8-K

SIGNATURES

Item 1.  Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                                      June 30,         December 31,
---------------------------------------------------------------------------------------------------
(in thousands, except share data)                                      2001               2000
---------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                            $    22,502         $    19,099
Federal funds sold                                                      42,335              54,015
---------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents                                          64,837              73,114
---------------------------------------------------------------------------------------------------
Interest bearing deposits with banks                                     4,098                 591
Securities available for sale                                          645,877             564,938
Investment securities (market value of $105,180 in 2001 and
$108,560 in 2000)                                                      106,080             110,700
Loans                                                                  882,811             818,289
     Less:  Allowance for loan losses                                  (11,449)            (10,934)
---------------------------------------------------------------------------------------------------
     Loans, net                                                        871,362             807,355
Bank premises and equipment, net                                         9,663               9,428
Other real estate                                                        2,855               2,041
Other assets                                                            49,487              51,145
---------------------------------------------------------------------------------------------------
     Total Assets                                                  $ 1,754,259         $ 1,619,312
---------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Deposits
     Non-interest bearing                                          $   104,649         $   102,718
     Interest bearing                                                  847,569             847,600
---------------------------------------------------------------------------------------------------
     Total Deposits                                                    952,218             950,318
---------------------------------------------------------------------------------------------------
Borrowed funds
     Securities sold under agreements to repurchase                     10,000              10,000
     Federal Home Loan Bank advances                                   655,341             532,768
     Obligation for Employee Stock Ownership Plan (ESOP)                 1,000               1,200
     Other                                                                 786               1,255
---------------------------------------------------------------------------------------------------
     Total Borrowed Funds                                              667,127             545,223
---------------------------------------------------------------------------------------------------
Company - obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust holding solely junior
     Subordinated Debentures of the Company                             32,500              26,500
Other liabilities                                                       20,184              19,034
---------------------------------------------------------------------------------------------------
     Total Liabilities                                             $ 1,672,029         $ 1,541,075
---------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
Common Stock:  no par value
     Authorized 12,000,000 shares
     Issued 7,617,814 in 2001 and 7,617,214 shares in 2000              46,900              46,881
Surplus                                                                  2,205               2,205
Undivided profits                                                       38,453              34,963
Treasury stock, at cost: 172,000 shares                                 (3,030)             (3,030)
Unallocated ESOP shares                                                 (1,000)             (1,200)
Accumulated other comprehensive loss                                    (1,298)             (1,582)
---------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                         82,230              78,237
---------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                    $ 1,754,259         $ 1,619,312
---------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       June 30,
--------------------------------------------------------------------------------------
(in thousands, except per share amounts)                          2001           2000
--------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                      $17,180        $15,629
Interest on deposits with banks                                      69             21
Interest on securities available for sale                         9,934          6,012
Interest on investment securities:
     Taxable                                                      1,079          1,178
     Exempt from Federal income tax                                 471            389
Interest on Federal funds sold                                      761            549
--------------------------------------------------------------------------------------
     Total Interest Income                                       29,494         23,778
--------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                              2,353          1,850
Interest on certificates of deposit of $100,000 or more           1,998          1,461
Interest on other time deposits                                   7,047          5,933
Interest on borrowed funds                                        8,818          4,790
Interest on trust preferred securities                              775            298
--------------------------------------------------------------------------------------
     Total Interest Expense                                      20,991         14,332
--------------------------------------------------------------------------------------
     Net Interest Income                                          8,503          9,446
Less provision for loan losses                                      650            900
--------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses          7,853          8,546
--------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                 480            384
Securities gains, net                                               683             40
Other non-interest income                                           751            468
--------------------------------------------------------------------------------------
      Total Non-Interest Income                                   1,914            892
--------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                    3,698          2,848
Occupancy expense, net                                              650            610
Equipment expense                                                   499            476
Other non-interest expense                                        1,696          1,775
--------------------------------------------------------------------------------------
     Total Non-Interest Expense                                   6,543          5,709
--------------------------------------------------------------------------------------
Income before income tax expense                                  3,224          3,729
Income tax expense                                                  823          1,100
--------------------------------------------------------------------------------------
     Net Income                                                 $ 2,401        $ 2,629
--------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                           $  0.33        $  0.39
Diluted                                                         $  0.32        $  0.39
--------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                             7,384          6,723
Diluted                                                           7,460          6,740
--------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
----------------------------------------------------------------------------------------
(in thousands, except per share amounts)                          2001            2000
----------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                      $ 34,943        $ 29,983
Interest on deposits with banks                                       88              36
Interest on securities available for sale                         19,657          11,458
Interest on investment securities:
     Taxable                                                       2,229           2,368
     Exempt from Federal income tax                                  933             773
Interest on Federal funds sold                                     1,508             762
----------------------------------------------------------------------------------------
     Total Interest Income                                        59,358          45,380
----------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                               4,915           3,438
Interest on certificates of deposit of $100,000 or more            4,127           2,672
Interest on other time deposits                                   14,010          11,395
Interest on borrowed funds                                        16,919           9,120
Interest on trust preferred securities                             1,402             564
----------------------------------------------------------------------------------------
     Total Interest Expense                                       41,373          27,189
----------------------------------------------------------------------------------------
     Net Interest Income                                          17,985          18,191
Less provision for loan losses                                     1,575           1,700
----------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses          16,410          16,491
----------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                  880             761
Securities gains, (losses) net                                     1,128              (5)
Other non-interest income                                          1,472             869
----------------------------------------------------------------------------------------
      Total Non-Interest Income                                    3,480           1,625
----------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                     7,285           5,656
Occupancy expense, net                                             1,321           1,232
Equipment expense                                                  1,009             944
Other non-interest expense                                         3,332           3,199
----------------------------------------------------------------------------------------
     Total Non-Interest Expense                                   12,947          11,031
----------------------------------------------------------------------------------------
Income before income tax expense                                   6,943           7,085
Income tax expense                                                 1,815           2,060
----------------------------------------------------------------------------------------
     Net Income                                                 $  5,128        $  5,025
----------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                           $   0.69        $   0.75
Diluted                                                         $   0.69        $   0.75
----------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                              7,384           6,691
Diluted                                                            7,460           6,708
----------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Six months ended June 30,
----------------------------------------------------------------------------------------------------------
(in thousands)                                                                    2001              2000
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                     $   5,128         $   5,025
Adjustments:
     Provision for loan losses                                                     1,575             1,700
     Depreciation                                                                    784               758
     ESOP fair value adjustment                                                       13               (55)
     Amortization and accretion                                                     (178)              126
     (Gains) losses on sales of securities available for sale                     (1,128)                5
     Loss on sale of other real estate                                              --                  15
     Writedown of other real estate                                                   14               179
      (Increase) decrease in other assets                                          1,505            (1,583)
     Increase in other liabilities                                                 1,149             4,415
----------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                                     8,862            10,585
----------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:                                             (3,507)             (176)
     Net increase in interest bearing deposits with banks                       (451,105)          (92,366)
     Purchase of securities available for sale
     Maturities, calls, and paydowns of securities available for sale            233,794            15,782
     Proceeds from sales of securities available for sale                        138,119            41,460
     Proceeds from maturities and paydowns of investment
          securities                                                              14,538             2,123
     Purchase of investment securities                                            (9,921)           (2,070)
     Net increase in loans                                                       (66,517)          (79,262)
     Expenditures for bank premises and equipment                                 (1,018)             (586)
     Proceeds from sale of other real estate                                         107               265
----------------------------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                                      (145,510)         (114,830)
----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                                     25,421            41,732
     Net (decrease) increase in certificates of deposit                          (23,522)           78,911
     Net increase in borrowed funds                                              121,904            39,233
     Proceeds from issuance of trust preferred securities                          6,000            15,000
     Proceeds from issuance of common stock                                            6             6,887
     Decrease in unallocated ESOP shares                                             200               200
     Dividends paid                                                               (1,638)           (1,351)
----------------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                                   128,371           180,612
----------------------------------------------------------------------------------------------------------
     Net (decrease) increase in cash and cash equivalents                         (8,277)           76,367
     Cash and cash equivalents as of beginning of period                          73,114            25,617
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                                  $  64,837         $ 101,984
----------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest expense                                                        37,839            24,429
          Income taxes                                                             2,923             1,162
----------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers to other real estate from loans, net of charge offs              934               204
----------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2001
(Unaudited)

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

The consolidated financial data as of and for the three and six months ended June 30, 2001 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2001.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp (the "Holding Company") and its subsidiaries, Yardville Capital Trust ("Trust I"), Yardville Capital Trust II ("Trust II"), Yardville Capital Trust III ("Trust III") and The Yardville National Bank (the "Bank"), and the Bank's wholly owned subsidiaries (collectively "YNB").

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

2. Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended June 30, 2001 and 2000 were 7,384,000 and 6,723,000 respectively. For the diluted net income per share computation, potential common stock of 76,000 and 17,000 are included for the three months ended June 30, 2001 and 2000, respectively.

Weighted average shares for the basic net income per share calculation for the six months ended June 30, 2001 and 2000 were 7,384,000 and 6,691,000 respectively. For the diluted net income per share computation, potential common stock of 76,000 and 17,000 are included for the six months ended June 30, 2001 and 2000, respectively.

3. Comprehensive Income

 Below is a summary of comprehensive income for the three and six months ended June 30, 2001 and 2000.

Comprehensive Income                                           Three Months Ended June 30
-----------------------------------------------------------------------------------------
(in thousands)                                                    2001            2000
-----------------------------------------------------------------------------------------
Net Income                                                       $ 2,401         $ 2,629
-----------------------------------------------------------------------------------------
Other comprehensive income
     Net change in unrealized gain (loss) for the period,
           net of tax                                             (1,616)          1,628
     Reclassification of realized net gain on sale of
          Securities available for sale, net of tax                  451              26
-----------------------------------------------------------------------------------------
     Holding gain (loss) arising during the period,
          net of tax and reclassification                         (1,165)          1,654
-----------------------------------------------------------------------------------------
     Reclassification adjustment for realized net
          gain, net of tax                                          (451)            (26)
-----------------------------------------------------------------------------------------
Other comprehensive income (loss)
     for the period, net of tax                                   (1,616)          1,628
-----------------------------------------------------------------------------------------
Total comprehensive income                                       $   785         $ 4,257
=========================================================================================

Comprehensive Income                                             Six Months Ended June 30
-----------------------------------------------------------------------------------------
(in thousands)                                                     2001            2000
-----------------------------------------------------------------------------------------
Net Income                                                       $ 5,128         $ 5,025
-----------------------------------------------------------------------------------------
Other comprehensive income
     Net change in unrealized gain (loss) for the period,
           net of tax                                                284            (340)
     Reclassification of realized net gain (loss) on sale of
          Securities available for sale, net of tax                  744              (3)
-----------------------------------------------------------------------------------------
     Holding gain (loss) arising during the period,
          net of tax and reclassification                          1,028            (343)
-----------------------------------------------------------------------------------------
     Reclassification adjustment for realized net
          gain (loss), net of tax                                   (744)              3
-----------------------------------------------------------------------------------------
Other comprehensive income (loss)
     for the period, net of tax                                      284            (340)
-----------------------------------------------------------------------------------------
Total comprehensive income                                       $ 5,412         $ 4,685
=========================================================================================

4. Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies the criteria acquired intangible assets must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

Statement 142 requires that goodwill and any intangible asset determined to have an indefinite useful life acquired after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

The Company is required to adopt the provisions of Statement 141 immediately. The initial adoption of Statement 141 had no impact on the Company's consolidated financial statements. The Company is required to adopt Statement 142 effective January 1, 2002. The Company currently has no recorded goodwill or intangible assets and does not anticipate that the initial adoption of Statement 142 will have a significant impact on the Company's consolidated financial statements.

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

Financial Condition

Assets

Total consolidated assets at June 30, 2001 were $1.75 billion an increase of $134.9 million or 8.3% compared to $1.62 billion at December 31, 2000. The growth in YNB's asset base during the first six months of 2001 was primarily due to increases in loans and securities available for sale. The increase in the loan portfolio was the product of an ongoing consistent strategy to improve the profitability of the organization through relationship banking. With consolidation in its markets, YNB has established its niche as the pre-eminent business community bank in Mercer County specializing in commercial lending. YNB's asset base includes US agency securities of approximately $378.0 million purchased utilizing primarily Federal Home Loan Bank advances (Investment Growth Strategy). The Investment Growth Strategy securities at June 30, 2001 increased approximately $37.9 million or 11.1% from the reported total of $340.1 million at December 31, 2000. The primary goals of the Investment Growth Strategy, improving return on average equity and earnings per share, continue to be achieved.

Federal funds sold

At June 30, 2001 Federal funds sold totaled $42.3 million compared to $54.0 million at December 31, 2000. The lower level of Federal funds sold at June 30, 2001 was primarily due to slower deposit growth and strong loan and investment growth. The average Federal funds sold balance for the first six months of 2001 was $61.8 million compared to $24.8 million for the same period in 2000. Management remains focused on maintaining adequate liquidity to fund loan growth and to enhance the liquidity profile of YNB.

Securities

The following tables present the amortized cost and market value of YNB's securities portfolios as of June 30, 2001 and December 31, 2000.

Securities Available For Sale                               June 30, 2001                  December 31, 2000
------------------------------------------------------------------------------------------------------------------
                                                       Amortized         Market         Amortized         Market
(in thousands)                                           Cost             Value            Cost            Value
------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
     obligations of other U.S.
     government agencies                              $  99,822        $  99,662       $ 173,608        $ 172,374
Mortgage-backed securities                              475,510          474,202         338,377          336,798
Corporate obligations                                    37,588           37,060          26,713           27,091
All other securities                                     34,953           34,953          28,675           28,675
------------------------------------------------------------------------------------------------------------------
Total                                                 $ 647,873        $ 645,877       $ 567,373        $ 564,938
==================================================================================================================
Investment Securities                                       June 30, 2001                  December 31, 2000
------------------------------------------------------------------------------------------------------------------
                                                       Amortized         Market         Amortized         Market
(in thousands)                                           Cost             Value            Cost            Value
------------------------------------------------------------------------------------------------------------------
Obligations of other U.S.
     government agencies                              $  61,185        $  60,405       $  68,185        $  66,439
Obligations of state and
     political subdivisions                              41,461           41,364          38,660           38,336
Mortgage-backed securities                                3,434            3,411           3,855            3,785
------------------------------------------------------------------------------------------------------------------
Total                                                 $ 106,080        $ 105,180       $ 110,700        $ 108,560
==================================================================================================================

Securities represented 42.9% of total assets at June 30, 2001 and 41.7% at December 31, 2000. Total securities increased $76.4 million or 11.3% at June 30, 2001 to $752.0 million compared to $675.6 million at year-end 2000. The available for sale portfolio represented 85.9% of the total security holdings of YNB at June 30, 2001, compared to 83.6% at year-end 2000.

The net unrealized loss on securities available for sale was $2.0 million as of June 30, 2001 compared to a net unrealized loss of $2.4 million at December 31, 2000. Net unrealized loss, net of tax effect, was $1.3 million as reported in accumulated other comprehensive loss in Stockholders' Equity at June 30, 2001, and $1.6 million reported at December 31, 2000. The change in the net unrealized loss on securities available for sale is primarily due to the changes in interest rates from December 31, 2000 to June 30, 2001.

Securities available for sale increased $80.9 million or 14.3% at June 30, 2001 when compared to the December 31, 2000 balance of $564.9 million. U.S. Treasury and obligations of other U.S. government agencies decreased $72.7 million in the first six months of 2001. This decrease was due to the maturity of shorter-term discount notes and increased call activity from the agency callable portfolio. These cash flows were primarily reinvested into fixed rate mortgage backed securities. Mortgage-backed securities, including CMOs, increased $137.4 million. Fixed rate mortgage back securities, including fixed rate CMOs increased $246.4 million. Offsetting this increase was a decline of $63.7 million in floating rate CMOs due to sales and paydowns and a decline of $45.3 million resulting from the sale of nearly all the adjustable rate mortgage backed securities owned by YNB. These securities were sold due to increased paydowns and YNB's reduced need for adjustable rate investments.

Investment securities decreased $4.6 million to $106.1 million at June 30, 2001 from $110.7 million at December 31, 2000. The decrease was due to a $7.0 million decline in callable agency bonds and a $421,000 decline in mortgage backed securities due to principal paydowns, offset by a $2.8 million increase in tax-free obligations of state and political subdivisions.

The Investment Growth Strategy securities increased $37.9 million over the year-end 2000 level. The largest increase was in fixed rate mortgages-backed securities, including fixed rate CMOs, which increased $121.7 million, followed by an $11.3 million increase in agency debentures. Offsetting these increases were declines in callable bonds (down $29.0 million), floating rate CMOs (down $35.5 million) and adjustable rate mortgage backed securities (down $30.6 million). The percentage of the Investment Growth Strategy portfolio represented by fixed rate securities and adjustable or floating rate securities, respectively, was 87.0% and 13.0% at June 30, 2001 and 66.2% and 36.1% at year-end 2000. Management continues to actively manage the assets and liabilities in the Investment Growth Strategy and is currently following a strategy of increasing the fixed rate percentage of the strategy as part of the overall risk management process of the YNB.

Loans

Total loans increased $64.5 million or 7.9% to $882.8 million at June 30, 2001 from $818.3 million at December 31, 2000. YNB's loan portfolio represented 50.3% of total assets at June 30, 2001 compared to 50.5% at December 31, 2000. YNB's lending focus continues to be on commercial and industrial loans, and commercial real estate loans. The ability of YNB to enter into larger loan relationships and management's philosophy of relationship banking are key factors in continued strong loan growth. Strong competition from both bank and non-bank competitors could result in comparatively lower yields on new and established lending relationships. In addition, borrowers' concerns over the economy, real estate prices and interest rates could all be factors in slowing future loan growth. The majority of YNB's business is with customers located within Mercer County, New Jersey and contiguous counties. Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the region's economic environment and real estate market. The table below lists loan growth by type for the period of December 31, 2000 to June 30, 2001.

Loan Portfolio Composition
----------------------------------------------------------------------------------------------------------------
 (in thousands)                                       6/30/01         12/31/00          Change         % change
----------------------------------------------------------------------------------------------------------------
Commercial real estate
     Owner occupied                                 $ 139,647        $ 135,234       $  4,413              3.3%
     Investor occupied                                211,147          198,184         12,963              6.5
     Construction and development                     104,668           93,432         11,236             12.0
----------------------------------------------------------------------------------------------------------------
                                                      455,462          426,850         28,612              6.7
Residential
     Multi-family                                      26,605           27,800         (1,195)             4.3
     1- 4 family                                       93,167           92,876            291              0.3

----------------------------------------------------------------------------------------------------------------
                                                      119,772          120,676           (904)             0.7
Commercial and industrial
     Term                                             112,042          116,995         (4,953)             4.2
     Line of credit                                   112,141           72,217         39,924             55.3
     Demand                                             1,203            1,389           (186)            13.3
----------------------------------------------------------------------------------------------------------------
                                                      225,386          190,601         34,785             18.3
Consumer
     Home equity                                       54,290           50,809          3,481              6.9
     Installment                                       20,724           22,428         (1,704)             7.6
     Other                                              7,177            6,925            252              3.6
----------------------------------------------------------------------------------------------------------------
                                                       82,191           80,162          2,029              2.5

================================================================================================================
Total loans                                         $ 882,811        $ 818,289       $ 64,522              7.9%
================================================================================================================

Commercial real estate loans include owner and investor occupied properties and construction and development loans. Commercial real estate loans accounted for 51.6% of YNB's total loan portfolio at June 30, 2001. YNB's lending policies generally require an 80% loan-to-value ratio for commercial real estate mortgages. Collateral values are established based upon independently prepared appraisals. Commercial real estate loans also includes construction and development loans. Construction and development loans include residential and commercial projects as well as land loans. YNB continues to be an active participant in both commercial and residential construction lending. These loans are typically made to experienced developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally these loans are closely monitored with advances made only after work is completed and independently inspected and verified by qualified professionals. Commercial real estate loans increased $28.6 million or 6.7% in the first six months of 2001. The majority of the growth was in investor-occupied commercial real estate loans and construction and development loans. Growth in commercial real estate loans accounted for 44.3% of the total loan growth for the first six months of 2001.

Residential loans include multi-family and 1-4 family loans. The residential 1-4 family loans include residential mortgages of $77.5 million which represent 64.7% of the total. YNB's residential mortgage loans are secured by first liens on the underlying real property. YNB is a participating seller/servicer with FNMA and FHLMC and generally underwrites its single family residential mortgage loans to conform to the standards required by these agencies. The remaining residential mortgage loans are multi-family or other 1-4 family loans that are not first lien or do not meet the underwriting standards of FNMA or FHLMC. Residential loans declined $904,000 or 0.7% primarily due to a decline in multi-family residential loans. The falling interest rates have increased the refinance activity particularly in the 1-4 family loan category.

Commercial and industrial loans are typically loans made to small and middle market businesses for a wide variety of needs including working capital, which are used to finance inventory, receivable, equipment needs and other working capital needs of borrowers. Commercial and industrial loans include term loans, lines of credit and demand loans. Commercial and industrial loans increased $34.8 million or 18.3% to $225.4 million at June 30, 2001 from $190.6 million at December 31, 2000. The primary reason for the increase was higher balances of business lines of credit.

Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Consumer loans increased $2.0 million or 2.5% to $82.2 million at June 30, 2001 from $80.2 million at December 31, 2000. The increase was caused by higher home equity loans offset by a decrease in installment loans. Management believes that there continues to be opportunities to increase the consumer loan portfolio. However, competition for quality loan relationships remains strong.

Deposit liabilities

The following table provides information concerning YNB's deposit base at June 30, 2001 and December 31, 2000.

Deposits
----------------------------------------------------------------------------------------------------------------
(in thousands)                                        6/30/01         12/31/00          Change         % Change
----------------------------------------------------------------------------------------------------------------
Non-interest bearing demand
     deposits                                       $ 104,649        $ 102,718        $  1,931            1.9%
Interest bearing demand deposits                       87,041           77,110           9,931           12.9
Money market deposits                                 139,795          128,489          11,306            8.8
Savings deposits                                       75,841           73,588           2,253            3.1
Certificates of deposit of $100,000
     or over                                          110,689          131,011         (20,322)          15.5
Other time deposits                                   434,203          437,402          (3,199)           0.7
----------------------------------------------------------------------------------------------------------------
Total                                               $ 952,218        $ 950,318        $  1,900            0.2%
================================================================================================================

YNB's deposit base is the principal source of funds supporting interest-earning assets. Total deposits increased $1.9 million or 0.2% to $952.2 million at June 30, 2001 compared to $950.3 million at December 31, 2000. Management has pursued a strategy to run off higher costing certificates of deposit generated through a computer-based service without negatively impacting liquidity. To accomplish this goal, management has competitively priced in-market certificates of deposit to promote new branches and acquired comparatively lower cost borrowed funds. This accounts for the relatively low deposit growth rate experienced in the first six months of 2001 compared to prior periods.

Total certificates of deposit, which include certificates of deposit of $100,000 or over and other time deposits decreased $23.5 million or 4.2% to $544.9 million at June 30, 2001 from $568.4 million at December 31, 2001. YNB markets its certificates of deposit through its branch network and through a nationwide computer service. The decrease in such deposits is the result of management's decision to reduce the use of the service to attract deposits. At June 30, 2001, YNB had approximately $63.3 million in outstanding certificates of deposit that YNB had obtained through the service, compared to approximately $128.7 million at December 31, 2000. Although the service has enabled YNB to offer such deposits to a greater number of potential customers than YNB otherwise could do, the deposits obtained through that service generally result in higher interest expense relative to other deposits. Therefore, management intends to continue to reduce YNB's outstanding balance of deposits obtained through the service to the extent possible given YNB's need for funds from time to time. Despite the decrease, certificates of deposit continue to be an important source of funding for YNB in 2001, representing 57.2 of the total deposits at June 30, 2001. Management believes that such deposits will continue to play an important role in funding future loan growth and enhancing liquidity and intends to continue to seek such deposits. For example, YNB competitively priced certificates of deposit in the first six months of 2001 as part of promotions associated with the opening of YNB's Flemington, Lawrence and Bordentown offices, which resulted in deposits of approximately $41.9 million.

Non-interest bearing demand deposits increased $1.9 million or 1.9% to $104.6 million at June 30, 2001 compared to $102.7 million at December 31, 2000. On an average basis, second quarter 2001 average non-interest bearing demand deposits totaled $99.3 million compared to $96.6 million for the same period in 2000. Management remains focused on attracting non-interest bearing demand deposits from both commercial and retail customers.

Interest bearing demand deposits increased $9.9 million or 12.9% to $87.0 million at June 30, 2001 from $77.1 million at year-end 2000. In addition, money market balances increased $11.3 million or 8.8% to $139.8 million at June 30, 2001 from $128.5 million at December 31, 2000. These increases resulted from the continued focus on promoting lower cost deposit accounts to both retail and commercial customers. Savings deposits increased $2.2 million or 3.1% to $75.8 million at June 30, 2001 from $73.6 million at December 31, 2000.

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

Management remains focused on reducing the overall cost of deposits by attracting lower-cost or interest-free deposits to replace higher-costing certificates of deposit. To accomplish this strategy, YNB opened two new offices in 2001. The three newest branches for YNB are its Flemington branch in Hunterdon County, its Lawrence branch in Mercer County and its Bordentown branch in Burlington County. Management continues to evaluate new branch sites in YNB's marketplace to attract lower-cost deposits. There are currently two branch applications filed with the regulatory authorities for branches in Hunterdon County. Management expects to open a branch on Main Street in downtown Flemington in the third or fourth quarter of 2001. The second branch will be located in YNB's Hunterdon regional headquarters to be located right outside Flemington. In addition to a full service branch, this site will be staffed with lenders familiar with the local market. Management anticipates that the regional center will be open before the end of the first quarter of 2002. In addition to opening new branches, management has initiated efforts to improve the marketing of lower cost deposit products by staff at existing branches.

Borrowed Funds

Borrowed funds totaled $667.1 million at June 30, 2001, an increase of $121.9 million or 22.4% when compared to $545.2 million at December 31, 2000. The increase in borrowed funds resulted primarily from increased Federal Home Loan Bank advances used to fund both Investment Growth Strategy purchases as well as other earning asset growth. The continued decline in interest rates has extended the duration of the borrowed fund portfolio, as nearly all borrowings with call dates are now not likely to be called. Management anticipates limited call activity if rates remain at or near the levels at June 30, 2001. This means that if rates continue to decline the cost of existing callable borrowed funds will not decline.

YNB had FHLB advances outstanding of $655.3 million at June 30, 2001, an increase of $122.5 million or 23.0% when compared to $532.8 million at December 31, 2000. YNB continues to utilize callable FHLB advances to fund both Investment Growth Strategy purchases as well as other earning assets. At June 30, 2001 callable advances totaled $615.0 million or 93.9% of advances outstanding compared to $525.0 million or 98.5% at December 31, 2000. Callable FHLB advances have terms of two to ten years and are callable after periods ranging from three months to five years. There are $358.5 million in callable advances with call dates in 2001 outstanding as of June 30, 2001. Management anticipates at the current interest rate level there will be limited FHLB advances called in 2001. In the second quarter of 2001, management shifted its borrowing strategy away from longer-term callable advances into floating rate LIBOR based borrowings. Management believes that this type of borrowing will help to protect income should interest rates continue to decline.

As of June 30, 2001 borrowed funds included $1.0 million related to the ESOP. The ESOP purchased 155,340 shares of the common stock, no par value, of the Holding Company with a loan from a nonaffiliated financial institution. The financing is for a term of five years with an interest rate of 7.00% and a maturity date in 2004. The interest rate is fixed for the period of the loan, and the loan will be repaid in equal monthly installments over the term of the loan. The shares purchased by the ESOP were used as collateral for the loan. The Holding Company guarantees the repayment of the loan.

YNB has the ability to borrow from the FHLB through its line of credit program, subject to collateral requirements. In addition, YNB is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock requirements, collateral requirements and other restrictions. YNB also maintains unsecured federal funds lines with four commercial banks totaling $25.0 million for daily funding needs. YNB's funding strategy is to rely on deposits to fund new loan growth whenever possible and to rely on borrowed funds as a secondary funding source for loans.

Company - Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated
Debentures of the Company (Trust Preferred Securities)

On March 28, 2001 the Holding Company, through Trust III, completed the sale of $6.0 million of 10.18% Trust Preferred Securities in a private placement.

On June 23, 2000, the Holding Company, through Trust II, completed the sale of $15.0 million of 9.50% Trust Preferred Securities to a nonaffiliated financial institution.

On October 16, 1997, the Holding Company, through Trust I, completed the sale of $11.5 million of 9.25% Trust Preferred Securities to the public.

As of June 30, 2001, $27.8 million or 85.7% of the $32.5 million in Trust Preferred Securities outstanding qualify as Tier I capital. The remaining $4.7 million is treated as Tier II capital. Management anticipates that all Trust Preferred outstanding at June 30, 2001 would qualify for Tier I capital within the next two years.

Equity Capital

Stockholders' equity at June 30, 2001 totaled $82.2 million, an increase of $4.0 million or 5.1%, compared to $78.2 million at December 31, 2000. This net increase resulted from the following factors:

(i) YNB earned net income of $5.1 million and paid cash dividends of $1.6 million for the six months ended June 30, 2001.

(ii) The net unrealized loss on securities available for sale was $1.3 million at June 30, 2001 compared to a net unrealized loss of $1.6 million at December 31, 2000. This decrease in the net loss resulted in a $284,000 increase in stockholders' equity.

(iii) YNB received $6,000 in connection with the exercise of stock options by directors and employees and a $13,000 increase associated with the fair market value adjustment related to the allocation of shares to employee accounts in the ESOP.

(iv) A reduction in commitment to ESOP of $200,000 to $1.0 million at June 30, 2001 from $1.2 million at December 31, 2000 resulted in an increase of $200,000 in Stockholders' equity.

The table below presents the actual capital amounts and ratios of the Holding Company and the Bank:

                                                          Amount                            Ratios
----------------------------------------------------------------------------------------------------------------
dollars in thousands                             06/30/01         12/31/00        06/30/01         12/31/00
----------------------------------------------------------------------------------------------------------------
Risk-based capital:
     Tier 1:
          Holding Company                       $ 111,371        $ 106,310          10.4%           10.6%
          Bank                                    113,312          104,633          10.6            10.4
----------------------------------------------------------------------------------------------------------------
     Total:
          Holding Company                         124,469          117,244          11.9            11.6
          Bank                                    124,761          115,567          11.7            11.5
----------------------------------------------------------------------------------------------------------------
Tier 1 leverage:
          Holding Company                         111,371          106,310           6.7             8.1
          Bank                                  $ 113,312        $ 104,633           6.5%            8.0%
----------------------------------------------------------------------------------------------------------------

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0% and a total risked based capital ratio of 8.0%. To be considered "well capitalized," an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At June 30, 2001, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is management's goal to provide YNB with adequate capital to continue to support asset growth and maintain its status as a well-capitalized institution.

Credit Quality

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of June 30, 2001 and December 31, 2000.

Nonperforming Assets
------------------------------------------------------------------------
(in thousands)                                 06/30/01        12/31/00
------------------------------------------------------------------------
Nonaccrual loans:
     Commercial real estate                    $  1,301        $  2,075
     Residential                                  1,276           2,423
     Commercial                                   1,090             851
     Consumer                                        66             453
------------------------------------------------------------------------
          Total                                   3,733           5,802
------------------------------------------------------------------------
Restructured loans                                  780             532
------------------------------------------------------------------------
Loans 90 days or more past due:
     Residential                                    521             526
     Consumer                                       274             173
------------------------------------------------------------------------
          Total                                     795             699
------------------------------------------------------------------------
Total nonperforming loans                         5,308           7,033
------------------------------------------------------------------------
Other real estate                                 2,855           2,041
------------------------------------------------------------------------
Total nonperforming assets                     $  8,163        $  9,074
------------------------------------------------------------------------

Allowance for loan losses to total loans,
  end of period                                    1.30%           1.34%
Allowance for loan losses to nonperforming
  loans, end of period                           215.69%         155.47%
=======================================================================

At June 30, 2001, nonperforming loans, which are loans 90 days or more past due, restructured loans and nonaccrual loans, totaled $5.3 million, a $1.7 million or 24.5% decrease from the $7.0 million at December 31, 2000. The decline in nonperforming loans resulted from a decline in nonaccrual loans partially offset by increases in restructured and loans 90 days or more past due.

Other real estate at June 30, 2001 totaled $2.9 million, a $814,000 or 39.9% increase when compared to $2.0 million at December 31, 2000. The increase in other real estate was principally due to the reclassification of one residential mortgage loan as other real estate.

Nonperforming assets at June 30, 2001 totaled $8.2 million, a $911,000 or 10.0% decrease from the $9.1 million level at December 31, 2000. Total nonperforming assets as a percentage of total assets were 0.47% at June 30, 2001 compared to 0.56% at December 31, 2000. The improvement in this ratio is due to both the growth in total assets and the reduction in nonperforming loans. Management remains focused on closely monitoring credit quality. The slow down in the economy could cause nonperforming asset levels to increase from the current levels.

Allowance for Loan Losses

The allowance for loan losses totaled $11.4 million at June 30, 2001, an increase of $515,000 from the $10.9 million at year-end 2000. The provision for loan losses for the first six months of 2001 was $1.6 million compared to $1.7 million for the same period of 2000. Gross charge-offs were $1.4 million for the first six months of 2001 compared to $975,000 for the same period in 2000. Gross recoveries were $310,000 for the first six months of 2001 compared to $86,000 for the same period in 2000. Annualized net charge-offs as a percentage of average loans were 0.25% for the first six months of 2001 and 0.26% for the same six months in 2000. This compares to net charge-offs as a percentage of average loans ratio of 0.24% for the year ended December 31, 2000.

Management maintains the allowance for loan losses at a level determined in accordance with management's documented allowance adequacy methodology. It is management's assessment, based on its estimates, that the allowance is adequate in relation to the credit risk exposure levels. One measure of the adequacy of the allowance for loan losses is the ratio of allowance for loan losses to total loans. This ratio was 1.30% at June 30, 2001 and 1.34% at December 31, 2000. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. This ratio was 215.69% at June 30, 2001 compared to 155.47% at December 31, 2000. The improvement in this ratio was due to a drop in nonperforming loans and a higher reserve level.

Results of Operations

Net Income

YNB reported net income of $5.1 million for the six months ended June 30, 2001, an increase of $103,000 or 2.0% over the $5.0 million for the same period in 2000. The increase in net income for the six months of 2001 compared to the same period in 2000 is attributable to higher non-interest income offset by lower net interest income and increased non-interest expenses. Basic and diluted earnings per share for the six months ended June 30, 2001 decreased $0.06 or 8.0% to $0.69 compared to $0.75 for the same period in 2000. The decrease in the earnings per share was due to the higher average number of shares outstanding resulting from last year's private common equity placement.

On a quarterly basis, net income for the second quarter of 2001 was $2.4 million, a decrease of $228,000 or 8.7% compared to the net income for the same period in 2000. The primary reason for the decline in net income for the comparative quarters was lower net interest income and higher non-interest expenses partially offset by increased non-interest income. On a per share basis, basic earnings per share for the second quarter of 2001 was $0.33, a decrease of $0.06 or 15.4% when compared to the same period in 2000. Diluted earnings per share declined $0.07 or 17.9% to $0.32 for the second quarter of 2001 compared to $0.39 for the same period in 2000. The reason for the decline in the earnings per share basis was due to the lower level of net income and the higher number of average shares outstanding.

Net Interest Income

YNB's net interest income for the first six months of 2001 was $18.0 million, a decrease of $206,000 or 1.1% from the same period in 2000 principally because interest expense increased by a greater amount than interest income. For the first six months of 2001, interest income increased by $14.0 million compared to the same period in 2000 while interest expense increased by $14.2 million compared to the same period in 2000. Although loan and security balances increased during the first six months of 2001, those assets earned lower rates of return in 2001 than in 2000. At the same time, YNB's average balances of certificate of deposits and borrowed funds increased and the cost of all interest-bearing deposits increased relative to the costs in 2000.

The net interest margin (tax equivalent basis), which is net interest income divided by average interest earning assets, for the first six months of 2001 was 2.28%, a 95 basis point or 29.4% decline compared to 3.23% for the same period in 2000. The principal factors causing the narrowing of the net interest margin was the sharp decline in interest rates during the first six months of 2001. This resulted in yields on floating rate loans tied to the prime rate and floating rate investments tied to one-month LIBOR to decline more quickly than YNB's interest bearing liabilities. As a result of the rate movement, the yield on earning assets declined 54 basis points. Over the same period the cost of interest bearing liabilities increased 31 basis points. The primary cause for the increased cost of liabilities related to costs associated with certificates of deposit. Since certificates of deposit do not reprice until the maturity date, certificates of deposit costs have not declined as quickly as earning asset rates. Management believes as certificates of deposit mature or reprice to current market levels throughout the remainder of 2001, interest expenses on these deposits will decline. The result should be an improving net interest margin, Further reductions in interest rates, however, will impede the improvement in YNB's net interest margin.

On a quarterly basis, net interest income was $8.5 million a decrease of $943,000 or 10.0% when compared to the second quarter of 2000. The net interest margin (tax equivalent basis) for the three months ended June 30, 2001 was 2.10%, a 114 basis point or 35.2% decline from the same period in 2000. The decline in the net interest margin was due to an 88 basis point drop in the yield on earning assets to 7.08% for the quarter compared to 7.96% for the same period in 2000. Over this same time period, the cost of interest bearing liabilities increased 14 basis points to 5.47% for the quarter compared to 5.33% for the same period in 2000.

The net interest margin for the 2001 and 2000 comparative periods was also negatively impacted by the Investment Growth Strategy. The securities in the Investment Growth Strategy at June 30, 2001 were approximately $378.0 million compared to $340.1 million at December 31, 2000. The targeted spread on this strategy is 75 basis points after tax. Because of the targeted spread on this strategy, there is a negative impact to the net interest margin and return on average assets. Conversely, the strategy is designed to increase both return on average equity and earnings per share, the primary goals of the strategy. The goals of this strategy continue to be achieved.

Interest Income

For the first six months of 2001, total interest income was $59.4 million, an increase of $14.0 million or 30.8% when compared to interest income of $45.4 million for the same period in 2000. This increase was primarily due to higher average balances on loans and securities partially offset by lower investment and loan yields. Average loans increased $164.5 million or 24.2% while the yield on loans decreased 54 basis points to 8.28% from 8.82%. The lower loan yield reflected the lower overall interest rate environment in the first six months of 2001 when compared to the same period in 2000. Interest and fees on loans for the six months ended June 30, 2001 increased $4.9 million or 16.5% to $34.9 million from $30.0 million for the same period in 2000. Average securities for the six months ended June 30, 2001 increased $262.9 million or 58.6% to $711.8 million when compared to the $448.9 million for the same period in 2000. Over the same period, the yield on the securities portfolio decreased 9 basis points to 6.41% from 6.50%. The increase in the average balance resulted in interest on securities increasing $8.2 million or 56.3% to $22.8 million for the six months ended June 30, 2001 compared to $14.6 million for the same period in 2000. Overall, the yield on YNB's interest earning asset portfolio decreased 54 basis points to 7.32% for the six months ended June 30, 2001 from the 7.86% for the same period in 2000.

For the second quarter of 2001, total interest income was $29.5 million an increase of $5.7 million or 24.0% when compared to the $23.8 million for the second quarter of 2000. The increase in interest income was due to higher average balances of loans and securities offset by lower yields on both asset types. The overall yield on earning assets for the second quarter of 2001 was 7.08%, a 88 basis point decline from the 7.96% for the same period in 2000. The decrease in the yield on earning assets was primarily due to the lower interest rate environment in the first six months of 2001 compared to the same period in 2000.

Interest Expense

Total interest expense increased $14.2 million or 52.2% to $41.4 million for the first six months of 2001 compared to $27.2 million for the same period in 2000. The increase in interest expense for the comparable time periods resulted primarily from higher levels of interest bearing liabilities, higher rates paid on deposits, and to a lesser extent, higher costs of Trust Preferred Securities. The average rate paid on interest bearing liabilities for the six months ended June 30, 2001 increased 31 basis points to 5.54% from 5.23% for the same period of 2000.

Interest on other time deposits increased $2.6 million to $14.0 million for the six months ended June 30, 2001 from $11.4 million for the same period in 2000. This increase was caused by both an increase of $42.6 million in the average outstanding balance to $438.6 million for the six months ended June 30, 2001, when compared to the outstanding average balance of $396.0 million for the same period in 2000, and an increase of 63 basis points in the cost to 6.39% from 5.76% for the same periods as described above. Interest expense on other time deposits accounted for 33.9% of total interest expense for the six months ended June 30, 2001. Management anticipates that the cost of other time deposits will decline, as current market rates are significantly lower than the existing cost of these funds. Based on the maturity schedule of YNB's time deposits, the reduction in costs will be more significant in the last six months of 2001.

Interest on certificates of deposit (CDs) of $100,000 or more increased $1.4 million or 54.5% to $4.1 million for the six months ended June 30, 2001 from $2.7 million for the same period in 2000. The increase was caused by an increase in the average outstanding balance of $36.1 million or 40.6% to $124.9 million for the six months ended June 30, 2001 when compared to the outstanding average balance of $88.8 million for the same period in 2000. The cost of CDs of $100,000 or more increased 59 basis points to 6.61% for the first six months of 2001 from 6.02% for the same period in 2000. Management anticipates that as these certificates of deposit mature the overall costs should decline significantly. However, since this repricing only occurs when the CDs mature the reduction in costs will not be significant until the second half of 2001.

Interest expense on borrowed funds increased $7.8 million or 85.5% to $16.9 million for the six months of 2001 when compared to $9.1 million for the same period in 2000. The increased expense was primarily caused by a $282.5 million increase in the average balance outstanding in the first six months of 2001 to $607.8 million when compared to the $325.3 million for the same period in 2000. The rate paid on borrowed funds decreased 4 basis points for the six months ended June 30, 2001 to 5.57% from the 5.61% for the same period last year. Since a significant portion of the borrowed funds outstanding are callable and at rates above the current rates offered on similar borrowings, management anticipates there will be few calls in the near future. In addition, YNB may not prepay these borrowings. This means that there are limited opportunities to reprice these borrowings lower as rates decline. Management therefore anticipates the overall costs of borrowed funds to remain stable in both a modestly falling or rising rate environment.

Interest expense on savings, money markets and interest bearing demand accounts increased $1.5 million or 43.0% to $4.9 million for the six months of 2001 when compared to the $3.4 million for the same period in 2000. The primary cause for this increase was an increase in the average balance of $74.4 million or 34.3% to $291.5 million for the six months ended June 30, 2001 from $217.1 million for the same period in 2000. The growth experienced has been primarily in Premier Money Market balances. This product, which is market sensitive, has grown as a result of an aggressive marketing campaign, attractive rates as compared to other core deposit accounts, and the movement of maturing certificates of deposit into this category by depositors. As a result, the cost of all funds in this category increased 20 basis points to 3.37% for the six months ended June 30, 2001 compared to 3.17% for the same period in 2000. Management has focused on these core deposit types as the preferred source to fund earning asset growth. Money market accounts are historically less expensive than CDs and present more opportunities to cross sell other bank products and services.

For the second quarter of 2001, total interest expense was $21.0 million, an increase of $6.7 million or 46.5% when compared to the $14.3 million for the same period in 2000. The overall cost of interest bearing liabilities increased 14 basis points to 5.47% for the second quarter of 2001 compared to 5.33% for the second quarter of 2000. The reasons for this increase in interest expense are the same as discussed above.

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

Provision for Loan Losses

YNB provides for possible loan losses by a charge to current operations. The provision for loan losses for the six months ended June 30, 2001 was $1.6 million, a $125,000 decrease compared to the $1.7 million provision recorded for the same period of 2000. The decrease in the provision for the first six months of 2001 was primarily due to stable net charge-offs, a moderating loan growth rate and a decline in nonperforming loans. Management believes that the allowance for loan losses is adequate in relation to the credit risk exposure levels.

For the three months ended June 30, 2001 the provision for loan losses was $650,000, a $250,000 decrease from the $900,000 in the provision for the same period in 2000. The primary cause for the lower provision were the same as discussed above.

Non-interest Income

Total non-interest income for the six months of 2001 was $3.5 million, an increase of $1.9 million or 114.2% over non-interest income of $1.6 million for the same period in 2000. The increase was due principally to net securities gains and increased other non-interest income.

Service charges on deposit accounts increased $119,000 or 15.6% to $880,000 for the six months ended June 30, 2001 compared to $761,000 for the same period in 2000. Service charge income has primarily increased in the first half of 2001 due to increased income from overdraft fees. Management remains focused on increasing the level of service charges on deposit accounts.

Net gains on sale of securities totaled $1.1 million in the first six months of 2001 compared to $5,000 in net losses on sale of securities for the same period in 2000. The gain resulted primarily from the sale of both higher coupon fixed rate mortgage-backed securities and callable bonds due to favorable shifts in the treasury yield curve. In addition, securities were repositioned or sold during the period as part of the management of longer-term interest rate risk.

Other non-interest income increased $603,000 or 69.4% to $1.5 million for the six months ended June 30, 2001 from $869,000 for the same period in 2000. The primary cause for the increase was a $471,000 or 114.6% increase in the earnings on bank owned life insurance assets. This increase resulted from the purchase of $15,000,000 in additional bank owned life insurance assets at the end of 2000. The income earned on these assets is used to offset the cost of deferred compensation programs. The single largest component of other non-interest income was income derived from bank owned life insurance assets, which totaled $882,000 for the first six months of 2001 as compared to $411,000 for the same period in 2000. This income represented 59.9% and 47.3% of total other non-interest income for the first six months of 2001 and 2000, respectively.

For the three months ended June 30, 2001 total non-interest income increased $1.0 million or 114.6% to $1.9 million from $892,000 for the same period in 2000. The key factors accounting for this increase were a $643,000 increase in net gains on sale of securities and a $224,000 increase in income derived from bank owned life insurance assets.

Non-interest income represented 5.5% of YNB's total revenue in the first six months of 2001 compared to 3.5% for the same period in 2000. The improvement in this ratio was due to the gains on sale of securities and increased earnings on bank owned life insurance assets. As discussed in the 2000 Annual Report, YNB formed alliances with several local insurance agencies to offer insurance products to our customers. Also in 2000, YNB signed a marketing agreement with Salomon Smith Barney to offer brokerage services to our customers. Both of these initiatives have yet to contribute any significant earnings. However, management believes that both of these initiatives will generate future additional non-interest income for YNB. As part of YNB's ongoing strategic planning process, management continues to closely evaluate both traditional and non-traditional sources of new non-interest income.

Non-interest Expense

Total non-interest expense increased $1.9 million or 17.4% to $12.9 million for the first six months of 2001 compared to $11.0 million for the same period in 2000. The increase in non-interest expense was primarily due to increases in salaries and employee benefits and other non-interest expenses. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.53% for the first six months of 2001 compared to 1.83% for the same period of 2000. The improvement in this ratio is due to the strong asset growth experienced by YNB. YNB's efficiency ratio for the six months of 2001 was 60.32% compared to 55.67% for the same period in 2000. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources. The increase in the efficiency ratio was due to both the narrowing of the net interest margin and the increase in non-interest expense for the comparative period.

Salaries and employee benefits increased $1.6 million or 28.8% to $7.3 million for the first six months of 2001 compared to $5.7 million for the same period in 2000. Salary and benefits expense accounted for 56.3% of total non-interest expenses for the first six months of 2001 compared to 51.3% for the same period in 2000. Full time equivalent employees increased to 270 at June 30, 2001 compared to 232 at June 30, 2000. Salary expense increased $1.0 million or 22.5% reflecting increased staffing levels throughout YNB as the organization continues to grow and normal salary increases. Benefit expense increased $626,000 or 52.7% primarily due to higher costs associated with deferred compensation plans, and to a lesser extent, increased benefit costs relating to the higher number of employees. The increase in salary and benefit expense in the first six months of 2001 accounted for 85.0% of the total increase in non-interest expense when the first six months of 2001 is compared to the same period in 2000.

Occupancy expense for the first six months of 2001 was $1.3 million, an increase of $89,000 or 7.2% compared to $1.2 million for the same period in 2000. Total rent expense on leased properties increased $103,000 and was the primary reason for the increase in occupancy expense. The rent expense increase resulted from the leases on the new branches in Flemington and Lawrence, New Jersey and normal rent increases on other leased properties. In the fourth quarter of 2001, YNB will relocate its operations center into a leased facility. This new space will ensure that YNB has adequate back office support to continue to grow. The minimum annual rent expense over the next five years is $235,000.

Equipment expense increased $65,000 or 6.9% to $1.0 million for the first six months of 2001 from $944,000 for the same period in 2000. The increase in equipment costs reflects the continuing efforts of YNB to maintain and upgrade technology in order to provide the highest quality products and service.

Other non-interest expenses increased $133,000 or 4.2% to $3.3 million for the first six months of 2001 when compared to the $3.2 million for the same period in 2000. The modest growth rate in other non-interest expenses experienced in the first six months of 2001 was primarily due to the larger size of YNB and the related expenses associated with that growth offset by decreased costs associated with problem loans including other real estate expense. Management closely monitors non-interest expenses and seeks to control the growth of these expenses. However, as YNB continues to grow, the costs associated with properly managing the organization will also continue to increase.

For the three months ended June 30, 2001 total non-interest expense increased $834,000 or 14.6% to $6.5 million from $5.7 million for the same period in 2000. The primary factor for this increase was a $850,000 or 29.8% increase in salary and benefit expense to $3.7 million for the three months ended June 30, 2001 when compared to the $2.8 million for the same period in 2000. YNB also had modest increases in occupancy and equipment expense and a modest decline in other non-interest expense.

Income Tax Expense

The effective income tax rate for the six months ended June 30, 2001 was 26.1% compared to 29.1% for the same period in 2000. The decrease in the tax rate resulted from the growth in tax-free income exceeding the growth in overall income. Total income tax expense for the six months ended June 30, 2001 was $1.8 million, a decrease of $245,000 from the $2.1 million for the same period in 2000. The decrease in tax expense resulted from lower taxable income and a lower effective tax rate.

The effective tax rate for the three months ended June 30, 3001 was 25.5% compared to 29.5% for the same period in 2000. Total income tax expense for the three months ended June 30, 2001 was $823,000, a decrease of $277,000 from the $1.1 million for the same period in 2000. The reasons for the decreases are the same as discussed above.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB's market risk from December 31, 2000 except as discussed below. For information regarding YNB's market risk refer to the Company's 2000 Annual Report to stockholders.

Changes in Earnings Risk

Net interest income over the next twelve-month period indicates a slightly increased risk to lower rates (-200 basis points) at June 30, 2001 than reported at December 31, 2000. Comparing the simulation results of this low rate scenario to the flat rate interest rate scenario indicates a change in net interest income of -8.4% compared to -8.3% at year end 2000. At the same time, YNB's exposure to higher rates (+200 basis points) indicates that net interest income would increase by 5.5% compared to 5.0% at year-end 2000. The cumulative one-year gap remained a positive $12.8 million or 0.7% of total assets at June 30, 2001 compared to a positive $147.4 million or 9.1% of assets at year-end 2000. The dollar change in the gap was $134.6 million. Management currently is implementing strategies to make the gap less positive and reduce YNB's exposure to lower interest rates.

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

At June 30, 2001, the EVPE changes by -2.94% for rate shifts of +200 and -4.45% for rate shifts of -200 basis points. The non-symmetry of the results is indicative of the callable funding utilized to fund earning asset growth. This compares to changes of -2.20% and -5.35% respectively at December 31, 2000 and -0.64% and -6.10% at March 31, 2001.

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

Not Applicable.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Securities Holders

The annual stockholders meeting of Yardville National Bancorp was held Tuesday, May 1, 2001.

The following nominees were elected as directors:

                                    Votes for                  Votes withheld
Elbert G. Basolis, Jr.              6,140,115                      445,042
Anthony M. Giampetro                6,491,583                       93,574
Patrick M. Ryan                     6,414,437                      170,720
Martin Tuchman                      6,221,740                      363,417
F. Kevin Tylus                      6,223,280                      361,877

The following directors terms continued beyond the annual stockholders meeting:

C. West Ayres                                        Lorraine Buklad
Jay G. Destribats, Chairman of the Board             Sidney L. Hofing
James J. Kelly                                       Gilbert W. Lugossy
Louis R. Matlack                                     Weldon J. McDaniel, Jr.

There were no other matters voted upon at the annual stockholders meeting.

Item 5: Other Information

Not Applicable.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits (see Index to Exhibits).

(b) Reports on Form 8-K. There were no Form 8-K reports filed during the quarter for which this report is filed.

                                INDEX TO EXHIBITS

           Exhibit
           Number                       Description                                     Page
--------------------------------------------------------------------------------------------
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

           Exhibit
           Number                       Description                                     Page
--------------------------------------------------------------------------------------------
           (A)           Incorporated by reference to the Registrant's Annual
                         Report on Form 10-K for the fiscal year ended December
                         31, 1997

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


                                            YARDVILLE NATIONAL BANCORP
                                            --------------------------
                                                  (Registrant)


Date:             August 14, 2001           By: /s/ Stephen F. Carman
                  ------------------        -------------------------
                                                Stephen F. Carman
                                                Secretary/Treasurer