Form 10-Q
period 2001-09-30
YARDVILLE NATIONAL BANCORP
filed 2001-11-14
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10 Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
         For the quarterly period ended September 30, 2001

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

                                 (609) 585-5100
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 29, 2001, the following class and number of shares were outstanding:

Common Stock, no par value                                   8,042,568
--------------------------                        ----------------------------
          Class                                   Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1                     FINANCIAL INFORMATION                      PAGE NO.
------------------------------------------------------------------------------

Item 1.      Financial Statements (unaudited)

             Consolidated Statements of Condition                        3
             September 30, 2001 and December 31, 2000

             Consolidated Statements of Income                           4
             Three months ended September 30, 2001 and 2000

             Consolidated Statements of Income                           5
             Nine months ended September 30, 2001 and 2000

             Consolidated Statements of Cash Flows                       6
             Nine months ended September 30, 2001 and 2000

             Notes to Consolidated Financial Statements                  7

Item 2.      Management's Discussion and Analysis of                    10
             Financial Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures                   29
             About Market Risk

PART 2       OTHER INFORMATION
------------------------------

Item 1.      Legal Proceedings                                          29

Item 2.      Changes in Securities and Use of Proceeds                  29

Item 3.      Defaults Upon Senior Securities                            29

Item 4.      Submission of Matters to a Vote of Security Holders        29

Item 5.      Other Information                                          29

Item 6.      Exhibits and Reports on Form 8-K                           29

SIGNATURES

Item 1.  Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                                       September 30,            December 31,
-----------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                           2001                     2000
-----------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                $    23,618              $    19,099
Federal funds sold                                                         106,635                   54,015
-----------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents                                             130,253                   73,114
-----------------------------------------------------------------------------------------------------------
Interest bearing deposits with banks                                         3,785                      591
Securities available for sale                                              687,620                  564,938
Investment securities (market value of $99,845 in 2001 and
     $108,560 in 2000)                                                      98,773                  110,700
Loans                                                                      926,205                  818,289
     Less:  Allowance for loan losses                                      (12,161)                 (10,934)
-----------------------------------------------------------------------------------------------------------
     Loans, net                                                            914,044                  807,355
Bank premises and equipment, net                                            10,585                    9,428
Other real estate                                                            2,698                    2,041
Other assets                                                                51,963                   51,145
-----------------------------------------------------------------------------------------------------------
     Total Assets                                                      $ 1,899,721              $ 1,619,312
-----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Deposits
     Non-interest bearing                                              $   103,521              $   102,718
     Interest bearing                                                      965,106                  847,600
-----------------------------------------------------------------------------------------------------------
     Total Deposits                                                      1,068,627                  950,318
-----------------------------------------------------------------------------------------------------------
Borrowed funds
     Securities sold under agreements to repurchase                         10,000                   10,000
     Federal Home Loan Bank advances                                       665,337                  532,768
     Obligation for Employee Stock Ownership Plan (ESOP)                       900                    1,200
     Other                                                                   1,222                    1,255
-----------------------------------------------------------------------------------------------------------
     Total Borrowed Funds                                                  677,459                  545,223
-----------------------------------------------------------------------------------------------------------
Company - obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust holding solely junior
     Subordinated Debentures of the Company                                 32,500                   26,500
Other liabilities                                                           21,921                   19,034
-----------------------------------------------------------------------------------------------------------
     Total Liabilities                                                 $ 1,800,507              $ 1,541,075
-----------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
Common stock:  no par value
     Authorized 12,000,000 shares
     Issued 8,214,468 in 2001 and 7,617,214 shares in 2000                  54,342                   46,881
Surplus                                                                      2,205                    2,205
Undivided profits                                                           40,125                   34,963
Treasury stock, at cost: 172,000 shares                                     (3,030)                  (3,030)
Unallocated ESOP shares                                                       (900)                  (1,200)
Accumulated other comprehensive income (loss)                                6,472                   (1,582)
-----------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                             99,214                   78,237
-----------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                        $ 1,899,721              $ 1,619,312
-----------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
---------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                      2001            2000
---------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                              $17,708             $16,684
Interest on deposits with banks                                              59                  18
Interest on securities available for sale                                10,138               7,444
Interest on investment securities:
     Taxable                                                              1,014               1,150
     Exempt from Federal income tax                                         516                 421
Interest on Federal funds sold                                              860                 790
---------------------------------------------------------------------------------------------------
     Total Interest Income                                               30,295              26,507
---------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                      2,413               2,064
Interest on certificates of deposit of $100,000 or more                   1,831               2,032
Interest on other time deposits                                           7,116               6,436
Interest on borrowed funds                                                9,253               5,372
Interest on trust preferred securities                                      775                 622
---------------------------------------------------------------------------------------------------
     Total Interest Expense                                              21,388              16,526
---------------------------------------------------------------------------------------------------
     Net Interest Income                                                  8,907               9,981
Less provision for loan losses                                              825               1,200
---------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses                  8,082               8,781
---------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                         492                 380
Securities gains, net                                                     1,011                   9
Other non-interest income                                                   760                 477
---------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                           2,263                 866
---------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                            3,746               2,969
Occupancy expense, net                                                      711                 644
Equipment expense                                                           466                 471
Other non-interest expense                                                2,100               1,761
---------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                           7,023               5,845
---------------------------------------------------------------------------------------------------
Income before income tax expense                                          3,322               3,802
Income tax expense                                                          831               1,110
---------------------------------------------------------------------------------------------------
     Net Income                                                         $ 2,491             $ 2,692
---------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                   $  0.33             $  0.37
Diluted                                                                 $  0.32             $  0.37
---------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                     7,648               7,349
Diluted                                                                   7,703               7,366
---------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                            2001            2000
------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                        $52,651          $46,667
Interest on deposits with banks                                       147               54
Interest on securities available for sale                          29,795           18,902
Interest on investment securities:
     Taxable                                                        3,243            3,518
     Exempt from Federal income tax                                 1,449            1,194
Interest on Federal funds sold                                      2,368            1,552
------------------------------------------------------------------------------------------
     Total Interest Income                                         89,653           71,887
------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                7,328            5,502
Interest on certificates of deposit of $100,000 or more             5,958            4,704
Interest on other time deposits                                    21,126           17,831
Interest on borrowed funds                                         26,172           14,492
Interest on trust preferred securities                              2,177            1,186
------------------------------------------------------------------------------------------
     Total Interest Expense                                        62,761           43,715
------------------------------------------------------------------------------------------
     Net Interest Income                                           26,892           28,172
Less provision for loan losses                                      2,400            2,900
------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses           24,492           25,272
------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                 1,372            1,141
Securities gains, net                                               2,139                4
Other non-interest income                                           2,232            1,346
------------------------------------------------------------------------------------------
      Total Non-Interest Income                                     5,743            2,491
------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                     11,031            8,625
Occupancy expense, net                                              2,032            1,876
Equipment expense                                                   1,475            1,415
Other non-interest expense                                          5,432            4,960
------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                    19,970           16,876
------------------------------------------------------------------------------------------
Income before income tax expense                                   10,265           10,887
Income tax expense                                                  2,646            3,170
------------------------------------------------------------------------------------------
     Net Income                                                   $ 7,619          $ 7,717
------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                             $  1.02          $  1.12
Diluted                                                           $  1.01          $  1.11
------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                               7,473            6,912
Diluted                                                             7,542            6,929
------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                Nine months ended September 30,
--------------------------------------------------------------------------------------------------------------
(in thousands)                                                                     2001                 2000
--------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                       $   7,619           $   7,717
Adjustments:
     Provision for loan losses                                                       2,400               2,900
     Depreciation                                                                    1,153               1,122
     ESOP fair value adjustment                                                         16                 (67)
     Amortization and accretion                                                        259                 205
     Gains on sales of securities available for sale                                (2,139)                 (4)
     Loss on sale of other real estate                                                  37                  16
     Writedown of other real estate                                                    563                 599
     Increase in other assets                                                       (5,156)             (6,623)
     Increase in other liabilities                                                   2,887               6,665
--------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                                       7,639              12,530
--------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Net increase in interest bearing deposits with banks                           (3,194)               (369)
     Purchase of securities available for sale                                    (648,193)           (188,280)
     Maturities, calls, and paydowns of securities available for sale              292,304              28,160
     Proceeds from sales of securities available for sale                          247,490              47,342
     Proceeds from maturities and paydowns of investment
          Securities                                                                26,739               4,886
     Purchase of investment securities                                             (14,822)             (5,478)
     Net increase in loans                                                        (110,556)           (122,045)
     Expenditures for bank premises and equipment                                   (2,311)               (914)
     Proceeds from sale of other real estate                                           210                 265
--------------------------------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                                        (212,333)           (236,433)
--------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           Money market, and savings deposits                                       65,398              61,373
     Net increase in certificates of deposit                                        52,911              78,239
     Net increase in borrowed funds                                                132,236              94,276
     Proceeds from issuance of trust preferred securities                            6,000              15,000
     Proceeds from issuance of common stock                                          7,445               6,887
     Decrease in unallocated ESOP shares                                               300                 300
     Dividends paid                                                                 (2,457)             (2,096)
--------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                                     261,833             253,979
--------------------------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents                                      57,139              30,076
     Cash and cash equivalents as of beginning of period                            73,114              25,617
--------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                                    $ 130,253           $  55,693
--------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest                                                                  61,197              39,642
          Income taxes                                                               2,923               3,912
--------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers from loans to other real estate, net of charge offs              1,466                 547
--------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2001
(Unaudited)

1.   Summary of Significant Accounting Policies

Basis of Financial Statement Presentation:

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenue and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and other real estate, management obtains independent appraisals for significant properties.

The consolidated financial data as of and for the three and nine months ended September 30, 2001 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2001.

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

2.   Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended September 30, 2001 and 2000 were 7,648,000 and 7,349,000 respectively. For the diluted net income per share computation, potential common stock of 55,000 and 17,000 are included for the three months ended September 30, 2001 and 2000, respectively.

Weighted average shares for the basic net income per share calculation for the nine months ended September 30, 2001 and 2000 were 7,473,000 and 6,912,000 respectively. For the diluted net income per share computation, potential common stock of 69,000 and 17,000 are included for the nine months ended September 30, 2001 and 2000, respectively.

3.   Comprehensive Income

Below is a summary of comprehensive income for the three and nine months ended September 30, 2001 and 2000.


    Comprehensive Income                                              Three Months Ended September 30
   --------------------------------------------------------------------------------------------------
   (in thousands)                                                               2001        2000
   --------------------------------------------------------------------------------------------------
   Net Income                                                                $  2,491    $    2,692
   --------------------------------------------------------------------------------------------------
   Other comprehensive income
        Net change in unrealized gain (loss) for the period,
              net of tax                                                        7,770         1,653
        Reclassification of realized net gain on sale of
             securities available for sale, net of tax                            667             6
   --------------------------------------------------------------------------------------------------
        Holding gain (loss) arising during the period,
             net of tax and reclassification                                    8,437         1,659
   --------------------------------------------------------------------------------------------------
        Reclassification adjustment for realized net
             gain, net of tax                                                    (667)           (6)
   --------------------------------------------------------------------------------------------------
   Other comprehensive income (loss)
        for the period, net of tax                                              7,770         1,653
   --------------------------------------------------------------------------------------------------
   Total comprehensive income                                                $ 10,261    $    4,345
   ==================================================================================================

   Comprehensive Income                                                Nine Months Ended September 30
   --------------------------------------------------------------------------------------------------
   (in thousands)                                                                 2001          2000
   --------------------------------------------------------------------------------------------------
   Net Income                                                                $  7,619    $    7,717
   --------------------------------------------------------------------------------------------------
   Other comprehensive income
        Net change in unrealized gain (loss) for the period,
              net of tax                                                        8,054           366
        Reclassification of realized net gain (loss) on sale of
             securities available for sale, net of tax                          1,412             3
   --------------------------------------------------------------------------------------------------
        Holding gain (loss) arising during the period,
             net of tax and reclassification                                    9,466           369
   --------------------------------------------------------------------------------------------------
        Reclassification adjustment for realized net
             gain (loss), net of tax                                           (1,412)           (3)
   --------------------------------------------------------------------------------------------------
   Other comprehensive income (loss)
        for the period, net of tax                                              8,054           366
   --------------------------------------------------------------------------------------------------
   Total comprehensive income                                                $ 15,673    $    8,083
   ==================================================================================================

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

Financial Condition

Assets

Total consolidated assets at September 30, 2001 were $1.9 billion, an increase of $280.4 million or 17.3% compared to $1.6 billion at December 31, 2000. The growth in YNB's asset base during the first nine months of 2001 was primarily due to increases in loans and securities available for sale. The increase in the loan portfolio was the product of an ongoing consistent strategy to improve the profitability of the organization through relationship banking. With consolidation in its markets, YNB has established its niche as the pre-eminent business community bank in Mercer County specializing in commercial lending. YNB's asset base includes US agency securities of approximately $374.2 million purchased utilizing primarily Federal Home Loan Bank advances (Investment Growth Strategy)

Federal funds sold

At September 30, 2001 Federal funds sold totaled $106.6 million compared to $54.0 million at December 31, 2000. The increased level of Federal funds sold at September 30, 2001 was primarily due to strong deposit and borrowed fund growth. The average Federal funds sold balance for the first nine months of 2001 was $74.9 million compared to $32.4 million for the same period in 2000. Management remains focused on maintaining adequate liquidity to fund loan growth and to enhance the liquidity profile of YNB.

Securities

The following tables present the amortized cost and market value of YNB's securities portfolios as of September 30, 2001 and December 31, 2000.


Securities Available For Sale                           September 30, 2001                December 31, 2000
----------------------------------------------- --------------------------------- ----------------------------
                                                   Amortized         Market         Amortized         Market
(in thousands)                                       Cost             Value            Cost            Value
----------------------------------------------- ---------------- ---------------- --------------- ------------
U.S. Treasury securities and
     obligations of other U.S.
     government agencies                           $  93,276        $  94,909       $ 173,608        $ 172,374
Mortgage-backed securities                           509,140          517,836         338,377          336,798
Corporate obligations                                 39,628           39,257          26,713           27,091
All other securities                                  35,618           35,618          28,675           28,675
----------------------------------------------- ------------- ---------------- --------------- ----------------
Total                                              $ 677,662        $ 687,620       $ 567,373        $ 564,938
=============================================== ============= ================ =============== ================

Investment Securities                                   September 30, 2001               December 31, 2000
----------------------------------------------- --------------------------------- ----------------------------
                                                   Amortized         Market         Amortized         Market
(in thousands)                                       Cost             Value            Cost            Value
----------------------------------------------- ---------------- ---------------- --------------- ------------
Obligations of other U.S.
     government agencies                           $  49,186        $  49,527       $  68,185        $  66,439
Obligations of state and
     political subdivisions                           45,090           45,761          38,660           38,336
Mortgage-backed securities                             4,497            4,557           3,855            3,785
----------------------------------------------- ------------- ---------------- --------------- ----------------
Total                                              $  98,773        $  99,845       $ 110,700        $ 108,560
=============================================== ============= ================ =============== ================

Securities represented 41.4% of total assets at September 30, 2001 and 41.7% at December 31, 2000. Total securities increased $110.8 million or 16.4% at September 30, 2001 to $786.4 million compared to $675.6 million at year-end 2000. The available for sale portfolio represented 87.4% of the total security holdings of YNB at September 30, 2001, compared to 83.6% at year-end 2000.

Net unrealized gain, net of tax effect, was $6.5 million as reported in accumulated other comprehensive income (loss) in Stockholders' Equity at September 30, 2001, and $1.6 million net unrealized loss reported at December 31, 2000. The change from a net unrealized loss to a net unrealized gain is primarily due to the changes in interest rates from December 31, 2000 to September 30, 2001.

Securities available for sale increased $122.7 million or 21.7% at September 30, 2001 when compared to the December 31, 2000 balance of $564.9 million. U.S. Treasury securities and obligations of other U.S. government agencies decreased $77.5 million in the first nine months of 2001. This decrease was due to the maturity of shorter-term discount notes and increased call activity from the agency callable portfolio. These cash flows were primarily reinvested into fixed rate mortgage backed securities. Mortgage-backed securities, including collateralized mortgage obligations (CMOs), increased $181.0 million. Fixed rate mortgage backed securities, including fixed rate CMOs increased $311.2 million. Offsetting this increase was a decline of $84.6 million in floating rate CMOs due to sales and paydowns and a decline of $45.6 million resulting from the sale of nearly all the adjustable rate mortgage backed securities owned by YNB. These securities were sold due to increased paydowns and a determination, as part of the overall risk management process of YNB, that there was a reduced need for adjustable rate investments.

Investment securities decreased $11.9 million to $98.8 million at September 30, 2001 from $110.7 million at December 31, 2000. The decrease was due to a $19.0 million decline in callable agency bonds, partially offset by a $6.4 million increase in tax-free obligations of state and political subdivisions and $700,000 increase in mortgage backed securities.

The Investment Growth Strategy securities increased $34.1 million over the year-end 2000 level. The percentage of the Investment Growth Strategy portfolio represented by fixed rate securities and adjustable or floating rate securities, respectively, was 88.7% and 11.3% at September 30, 2001 and 66.2% and 33.8% at year-end 2000. Management continues to actively manage the assets and liabilities in the Investment Growth Strategy and is currently following a strategy of increasing the percentage of fixed rate mortgage backed securities in the Investment Growth Strategy as part of the overall risk management process of YNB.

Loans

Total loans increased $107.9 million or 13.2% to $926.2 million at September 30, 2001 from $818.3 million at December 31, 2000. YNB's loan portfolio represented 48.8% of total assets at September 30, 2001 compared to 50.5% at December 31, 2000. YNB's lending focus continues to be on commercial and industrial loans, and commercial real estate loans. The ability of YNB to enter into larger loan relationships and management's philosophy of relationship banking are key factors in continued strong loan growth. Strong competition from both bank and non-bank competitors, and the lower interest rate environment, has resulted in comparatively lower yields on new and established lending relationships. In addition, borrowers' concerns over the economy and real estate prices could all be factors in slowing future loan growth. The majority of YNB's business is with customers located within Mercer County, New Jersey and contiguous counties. Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the region's economic environment and real estate market. The table below lists loan growth by type for the period of December 31, 2000 to September 30, 2001.

Loan Portfolio Composition

---------------------------------------------------------------------------------------------------
 (in thousands)                                 9/30/01       12/31/00        Change      % change
---------------------------------------------------------------------------------------------------
Commercial real estate
     Owner occupied                           $ 140,591      $ 135,234     $  5,357           4.0%
     Investor occupied                          238,771        198,184       40,587          20.5
     Construction and development                82,097         93,432      (11,335)         12.1
---------------------------------------------------------------------------------------------------
                                                461,459        426,850       34,609           8.1
Residential
     Multi-family                                25,020         27,800       (2,780)         10.0
     1- 4 family                                100,304         92,876        7,428           8.0
---------------------------------------------------------------------------------------------------
                                                125,324        120,676        4,648           3.9
Commercial and industrial
     Term                                       103,366        116,995      (13,629)         11.6
     Line of credit                             151,892         72,217       79,675         110.3
     Demand                                         952          1,389         (437)         31.5
---------------------------------------------------------------------------------------------------
                                                256,210        190,601       65,609          34.4
Consumer
     Home equity                                 55,063         50,809        4,254           8.4
     Installment                                 20,593         22,428       (1,835)          8.2
     Other                                        7,556          6,925          631           9.1
---------------------------------------------------------------------------------------------------
                                                 83,212         80,162        3,050           3.8
===================================================================================================
Total loans                                   $ 926,205      $ 818,289     $107,916          13.2%
===================================================================================================

Commercial real estate loans include owner and investor occupied properties and construction and development loans. Commercial real estate loans accounted for 49.8% of YNB's total loan portfolio at September 30, 2001. YNB's lending policies generally require an 80% loan-to-value ratio for commercial real estate mortgages. Collateral values are established based upon independently prepared appraisals. Commercial real estate loans also includes construction and development loans. Construction and development loans include residential and commercial projects as well as land loans. YNB continues to be an active participant in both commercial and residential construction lending. These loans are typically made to experienced developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally these loans are closely monitored with advances made only after work is completed and independently inspected and verified by qualified professionals. Commercial real estate loans increased $34.6 million or 8.1% in the first nine months of 2001. The majority of the growth was in investor-occupied commercial real estate loans. Growth in commercial real estate loans accounted for 32.1% of the total loan growth for the first nine months of 2001.

Residential loans include multi-family and 1-4 family loans. The residential 1-4 family loans include mortgages of $100.3 million which represent 80.0% of the total. YNB's residential mortgage loans are secured by first liens on the underlying real property. YNB is a participating seller/servicer with FNMA and FHLMC and generally underwrites its single family residential mortgage loans to conform to the standards required by these agencies. The remaining residential mortgage loans are multi-family or other 1-4 family loans that are not first lien or do not meet the underwriting standards of FNMA or FHLMC. Residential loans increased $4.6 million or 3.9% primarily due to an increase in 1-4 family loans partially offset by a decline in multi-family residential loans. Falling interest rates have increased the refinance activity particularly in the 1-4 family loan category.

Commercial and industrial loans are typically loans made to small and middle market businesses for a wide variety of needs including working capital, which are used to finance inventory, receivable, equipment needs and other working capital needs of borrowers. Commercial and industrial loans include term loans, lines of credit and demand loans. Commercial and industrial loans increased $65.6 million or 34.4% to $256.2 million at September 30, 2001 from $190.6 million at December 31, 2000. The reason for the increase was higher balances of business lines of credit from both new loan relationships and increased activity from existing borrowers. Growth in commercial and industrial loans accounted for 60.8% of the total loan growth for the first nine months of 2001.

Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Consumer loans increased $3.1 million or 3.8% to $83.2 million at September 30, 2001 from $80.2 million at December 31, 2000. The increase was caused by higher home equity loans and to a lesser extent higher other consumer loans offset by a decrease in installment loans. Management believes that there continues to be opportunities to increase the consumer loan portfolio. However, competition for quality loan relationships remains strong.

Deposit liabilities

The following table provides information concerning YNB's deposit base at September 30, 2001 and December 31, 2000.

Deposits

-----------------------------------------------------------------------------------------------
(in thousands)                                  9/30/01      12/31/00       Change   % Change
-----------------------------------------------------------------------------------------------
Non-interest bearing demand
     Deposits                                $  103,521     $ 102,718  $       803       0.8%
Interest bearing demand deposits                 93,146        77,110       16,036      20.8
Money market deposits                           173,332       128,489       44,843      34.9
Savings deposits                                 77,297        73,588        3,709       5.0
Certificates of deposit of $100,000
     or more                                    139,472       131,011        8,461       6.5
Other time deposits                             481,859       437,402       44,457      10.2
-----------------------------------------------------------------------------------------------
Total                                        $1,068,627     $ 950,318  $   118,309      12.4%
===============================================================================================

YNB's deposit base is the principal source of funds supporting interest-earning assets. Total deposits increased $118.3 million or 12.4% to $1.1 billion at September 30, 2001 compared to $950.3 million at December 31, 2000. The growth in YNB's deposit base in 2001 was primarily the result of competitive pricing of certificates of deposit to promote new branches, fund loan growth and improve liquidity. In addition, deposits increased as a result of aggressive marketing of core deposit accounts.

Total certificates of deposit, which include certificates of deposit of $100,000 or over and other time deposits decreased $52.9 million or 9.3% to $621.3 million at September 30, 2001 from $568.4 million at December 31, 2001. YNB markets its certificates of deposit through its branch network and through a nationwide computer based service. Management has pursued a strategy to run off higher costing certificates of deposit generated through this service without negatively impacting liquidity. At September 30, 2001, YNB had approximately $87.4 million in outstanding certificates of deposit that YNB had obtained through the service, compared to approximately $128.7 million at December 31, 2000. Although the service has enabled YNB to offer such deposits to a greater number of potential customers than YNB otherwise could reach; the deposits obtained through that service generally result in higher interest expense relative to other deposits and no opportunity to cross sell other YNB products and services. Therefore, management intends to continue to reduce YNB's outstanding balance of deposits obtained through the service to the extent possible given YNB's need for funds from time to time. Certificates of deposit continue to be an important source of funding for YNB in 2001, representing 58.1% of the total deposits at September 30, 2001 compared to 59.8% at year end 2000. Management believes that such deposits will continue to play an important role in funding future loan growth and enhancing liquidity and intends to continue to seek such deposits. YNB competitively priced certificates of deposit in the first nine months of 2001 as part of promotions associated with the opening of YNB's Flemington, Lawrence and Bordentown offices, which resulted in deposits of approximately $41.9 million.

Non-interest bearing demand deposits increased $803,000 or 0.8% to $103.5 million at September 30, 2001 compared to $102.7 million at December 31, 2000. On an average basis, third quarter 2001 average non-interest bearing demand deposits totaled $112.6 million compared to $99.3 million for the same period in 2000. Management remains focused on attracting non-interest-bearing demand deposits from both commercial and retail customers.

Interest bearing demand deposits increased $16.0 million or 20.8% to $93.1 million at September 30, 2001 from $77.1 million at year-end 2000. In addition, money market balances increased $44.8 million or 34.9% to $173.3 million at September 30, 2001 from $128.5 million at December 31, 2000. These increases resulted from the continued focus on promoting lower cost deposit accounts to both retail and commercial customers. Savings deposits increased $3.7 million or 5.0% to $77.3 million at September 30, 2001 from $73.6 million at December 31, 2000.

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

Management remains focused on reducing the overall cost of deposits by attracting lower-cost or interest-free deposits to replace higher-costing certificates of deposit. To accomplish this strategy, YNB opened two new branches in 2001. The three newest branches for YNB are its Flemington branch in Hunterdon County, its Lawrence branch in Mercer County, and its Bordentown branch in Burlington County. Management continues to evaluate new branch sites in YNB's marketplace to attract lower-cost core deposits. There are currently two branch applications filed with the regulatory authorities for branches in Hunterdon County. Management expects to open a branch on Main Street in downtown Flemington in the fourth quarter of 2001. The second branch will be located in YNB's Hunterdon regional headquarters to be located right outside Flemington. In addition to a full service branch, this site will be staffed with lenders familiar with the local market. Management anticipates that the regional center will be open before the end of the first quarter of 2002. In addition to opening new branches, management has initiated efforts to improve the marketing of lower cost deposit products by staff at existing branches.

Borrowed Funds

Borrowed funds totaled $677.5 million at September 30, 2001, an increase of $132.2 million or 24.3% when compared to $545.3 million at December 31, 2000. The increase in borrowed funds resulted from increased Federal Home Loan Bank
(FHLB) advances used to fund both Investment Growth Strategy purchases as well as other earning asset growth. The continued decline in interest rates has extended the duration of the borrowed fund portfolio, as nearly all borrowings with call dates are now not likely to be called. Management does not anticipate any call activity if interest rates remain at or near the levels at September 30, 2001. This means that if rates continue to decline, the cost of existing callable borrowed funds will not decline.

YNB had FHLB advances outstanding of $665.3 million at September 30, 2001, an increase of $132.5 million or 24.9% when compared to $532.8 million at December 31, 2000. YNB utilized callable FHLB advances to fund both Investment Growth Strategy purchases as well as other earning assets. At September 30, 2001 callable advances totaled $615.0 million or 91.1% of advances outstanding compared to $525.0 million or 98.5% at December 31, 2000. Callable FHLB advances have terms of two to ten years and are callable after periods ranging from three months to five years. There are $358.5 million in callable advances with call dates in 2001 outstanding as of September 30, 2001. Management anticipates at the current interest rate level there will be limited FHLB advances called in 2001. In the second quarter of 2001, management shifted its borrowing strategy away from longer-term callable advances into floating rate LIBOR based borrowings. Management believes that this type of borrowing will help to protect income should interest rates continue to decline.

As of September 30, 2001 borrowed funds included $0.9 million related to the ESOP. The ESOP purchased 155,340 shares of the common stock, no par value, of the Holding Company with a loan from a nonaffiliated financial institution. The financing is for a term of five years with an interest rate of 7.00% and a maturity date in 2004. The interest rate is fixed for the period of the loan, and the loan will be repaid in equal monthly installments over the term of the loan. The shares purchased by the ESOP were used as collateral for the loan. The Holding Company guarantees the repayment of the loan.

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

On October 16, 1997, the Holding Company, through Trust I, completed the sale of $11.5 million of 9.25% Trust Preferred Securities to the public.

As of September 30, 2001, $30.9 million or 95.1% of the $32.5 million in Trust Preferred Securities outstanding qualify as Tier I capital. The remaining $1.6 million is treated as Tier II capital. Management anticipates that all Trust preferred securities outstanding at September 30, 2001 would qualify as Tier I capital within the next twelve months.

Equity Capital

On August 22, 2001, YNB completed a private equity placement in which the Company issued and sold 596,654 shares of common stock for an aggregate purchase price of approximately $7.8 million. The proceeds will be used primarily to support future growth including strategic geographic expansion.

Stockholders' equity at September 30, 2001 totaled $99.2 million, an increase of $21.0 million or 26.8%, compared to $78.2 million at December 31, 2000. This net increase resulted from the following factors:

(i) YNB earned net income of $7.6 million and paid cash dividends of $2.5 million for the nine months ended September 30, 2001.

(ii) The net unrealized gain on securities available for sale was $6.5 million at September 30, 2001 compared to a net unrealized loss of $1.6 million at December 31, 2000. This change from a net unrealized loss to a net unrealized gain resulted in a $8.1 million increase in stockholders' equity.

(iii) YNB received $7.5 million in net proceeds from the recently completed private equity offering, $6,000 in connection with the exercise of stock options by directors and employees and a $16,000 increase associated with the fair market value adjustment related to the allocation of shares to employee accounts in the ESOP.

(iv) A reduction in commitment to ESOP of $300,000 to $900,000 at September 30, 2001 from $1.2 million at December 31, 2000 resulted in an increase of $300,000 increase in Stockholders' equity.

The table below presents the actual capital amounts and ratios of the Holding Company and the Bank:

                                                     Amount                    Ratios
------------------------------------------------------------------------------------------------
dollars in thousands                        09/30/01      12/31/00      09/30/01     12/31/00
------------------------------------------------------------------------------------------------
Risk-based capital:
     Tier 1:
          Holding Company                   $ 123,647   $  106,310        10.8%        10.6%
          Bank                                120,786      104,633        10.6         10.4
------------------------------------------------------------------------------------------------
     Total:
          Holding Company                     137,395      117,244        12.1         11.6
          Bank                                132,947      115,567        11.7         11.5
------------------------------------------------------------------------------------------------
Tier 1 leverage:
          Holding Company                     123,647      106,310         7.1          8.1
          Bank                                120,786      104,633         6.4          8.0
------------------------------------------------------------------------------------------------

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0% and a total risked based capital ratio of 8.0%. To be considered "well capitalized," an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At September 30, 2001, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is management's goal to provide YNB with adequate capital to continue to support asset growth and maintain its status as a well-capitalized institution.

Credit Quality

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of September 30, 2001 and December 31, 2000.


Nonperforming Assets
-------------------------------------------------------------------------------------
(in thousands)                                                09/30/01      12/31/00
-------------------------------------------------------------------------------------
Nonaccrual loans:
     Commercial real estate                                  $     769     $   2,075
     Residential                                                 1,211         2,423
     Commercial and industrial                                   1,662           851
     Consumer                                                      101           453
-------------------------------------------------------------------------------------
          Total                                                  3,743         5,802
-------------------------------------------------------------------------------------
Restructured loans                                                 775           532
-------------------------------------------------------------------------------------
Loans 90 days or more past due:
     Residential                                                   706           526
     Consumer                                                      302           173
-------------------------------------------------------------------------------------
          Total                                                  1,008           699
-------------------------------------------------------------------------------------
Total nonperforming loans                                        5,526         7,033
-------------------------------------------------------------------------------------
Other real estate                                                2,698         2,041
-------------------------------------------------------------------------------------
Total nonperforming assets                                   $   8,224     $   9,074
-------------------------------------------------------------------------------------
Allowance for loan losses to total loans, end of period           1.31%         1.34%
Allowance for loan losses to nonperforming loans, end of
period                                                          220.07%       155.47%
=====================================================================================

At September 30, 2001, nonperforming loans, which are loans 90 days or more past due, restructured loans and nonaccrual loans, totaled $5.5 million, a $1.5 million or 21.4% decrease from the $7.0 million at December 31, 2000. The decline in nonperforming loans resulted from a decline in nonaccrual loans partially offset by increases in restructured and loans 90 days or more past due.

Other real estate at September 30, 2001 totaled $2.7 million, a $657,000 or 32.2% increase when compared to $2.0 million at December 31, 2000. The increase in other real estate was principally due to the reclassification of one residential mortgage loan as other real estate.

Nonperforming assets at September 30, 2001 totaled $8.2 million, a $850,000 or 9.4% decrease from the $9.1 million level at December 31, 2000. Total nonperforming assets as a percentage of total assets were 0.43% at September 30, 2001 compared to 0.56% at December 31, 2000. The improvement in this ratio is due to both the growth in total assets and the reduction in nonperforming loans. Management remains focused on closely monitoring credit quality. The slow down in the economy could cause nonperforming asset levels to increase from the current levels.

Allowance for Loan Losses

The allowance for loan losses totaled $12.2 million at September 30, 2001, an increase of $1.3 million from the $10.9 million at year-end 2000. The provision for loan losses for the first nine months of 2001 was $2.4 million compared to $2.9 million for the same period of 2000. Gross charge-offs were $1.5 million for the first nine months of 2001 compared to $1.7 million for the same period in 2000. Gross recoveries were $371,000 for the first nine months of 2001 compared to $113,000 for the same period in 2000. Annualized net charge-offs as a percentage of average loans were 0.18% for the first nine months of 2001 and 0.30% for the same nine months in 2000. This compares to net charge-offs as a percentage of average loans ratio of 0.24% for the year ended December 31, 2000.

Management maintains the allowance for loan losses at a level determined in accordance with management's documented allowance adequacy methodology. It is management's assessment, based on its estimates, that the allowance is adequate in relation to the credit risk exposure levels. One measure of the adequacy of the allowance for loan losses is the ratio of allowance for loan losses to total loans. This ratio was 1.31% at September 30, 2001 and 1.34% at December 31, 2000. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. This ratio was 220.07% at September 30, 2001 compared to 155.47% at December 31, 2000. The improvement in this ratio was due to a drop in nonperforming loans and a higher reserve level.

Results of Operations

Net Income

YNB reported net income of $7.6 million for the nine months ended September 30, 2001, a decrease of $98,000 or 1.3% compared to the $7.7 million for the same period in 2000. The decrease in net income for the nine months of 2001 compared to the same period in 2000 is attributable to lower net interest income and increased non-interest expenses partially offset by higher non-interest income. Basic earnings per share for the nine months ended September 30, 2001 decreased $0.10 or 8.9% to $1.02 compared to $1.12 for the same period in 2000. Diluted earnings per share for the nine months ended September 30, 2001 decreased $0.10 or 9.0% to $1.01 compared to $1.11 for the same period in 2000. The decrease in the earnings per share was due to the higher average number of shares outstanding resulting from both last year's and this year's private common equity placement and lower net income.

On a quarterly basis, net income for the third quarter of 2001 was $2.5 million, a decrease of $201,000 or 7.5% compared to the net income of $2.7 million for the same period in 2000. The primary reason for the decline in net income for the comparative quarters was lower net interest income and higher non-interest expenses partially offset by increased non-interest income. On a per share basis, basic earnings per share for the third quarter of 2001 was $0.33, a decrease of $0.04 or 10.8% when compared to the same period in 2000. Diluted earnings per share declined $0.05 or 13.5% to $0.32 for the third quarter of 2001 compared to $0.37 for the same period in 2000. The reason for the decline in the earnings per share basis was due to the lower level of net income and the higher number of average shares outstanding.

Net Interest Income

YNB's net interest income for the first nine months of 2001 was $26.9 million, a decrease of $1.3 million or 4.5% from the same period in 2000 principally because interest expense increased by a greater amount than interest income. For the first nine months of 2001, interest income increased by $17.8 million compared to the same period in 2000 while interest expense increased by $19.0 million compared to the same period in 2000. Although loan and security balances increased during the first nine months of 2001, those assets earned lower rates of return in 2001 than in 2000. At the same time, YNB's average balances of certificate of deposits and borrowed funds increased and the cost of all interest-bearing deposits increased relative to the costs in 2000.

The net interest margin (tax equivalent basis), which is net interest income divided by average interest earning assets, for the first nine months of 2001 was 2.20%, a 101 basis point or 31.5% decline compared to 3.21% for the same period in 2000. The principal factors causing the narrowing of the net interest margin was the sharp decline in interest rates during the first nine months of 2001. This resulted in yields on floating rate loans tied to the prime rate and floating rate investments tied to one-month LIBOR to decline more quickly than YNB's interest bearing liabilities. As a result of the rate decline, the yield on earning assets declined 85 basis points, while over the same period the cost of interest bearing liabilities increased 4 basis points. The primary cause for the increased cost of liabilities related to costs associated with certificates of deposit of under $100,000. Since certificates of deposit do not reprice until the maturity date, these costs have not declined as quickly as earning asset rates. Management believes as certificates of deposit mature and reprice to current market levels, throughout the remainder of 2001 and into 2002, interest expenses on these deposits will decline. The result should be an improving net interest margin, however, further reductions in interest rates will impede the improvement in YNB's net interest margin.

On a quarterly basis, net interest income was $8.9 million, a decrease of $1.1 million or 10.8% when compared to the third quarter of 2000. The net interest margin (tax equivalent basis) for the three months ended September 30, 2001 was 2.06%, a 111 basis point or 35.0% decline from the same period in 2000. The third quarter of 2000 included an adjustment of $412,000 relating to FHLB dividends that increased the quarterly net interest margin by 13 basis points. The decline in the net interest margin was due to a 142 basis point drop in the yield on earning assets to 6.80% for the quarter compared to 8.22% for the same period in 2000. Over this same time period, the cost of interest bearing liabilities decreased 46 basis points to 5.22% for the quarter compared to 5.68% for the same period in 2000.

The net interest margin for the 2001 and 2000 comparative periods was also negatively impacted by the Investment Growth Strategy. The securities in the Investment Growth Strategy at September 30, 2001 were approximately $374.2 million compared to $340.1 million at December 31, 2000. The targeted spread on this Strategy is 75 basis points after tax. Because of the targeted spread on this strategy, there is a negative impact to the net interest margin and typically return on average assets. Conversely, the strategy is designed to increase both return on average equity and earnings per share, the primary goals of the strategy. The goals of this strategy continue to be achieved.

Interest Income

For the first nine months of 2001, total interest income was $89.7 million, an increase of $17.8 million or 24.7% when compared to interest income of $71.9 million for the same period in 2000. This increase was primarily due to higher average balances on loans and securities partially offset by lower investment and loan yields. Average loans increased $161.8 million or 23.1% while the yield on loans decreased 73 basis points to 8.13% from 8.86%. The lower loan yield reflected the lower overall interest rate environment in the first nine months of 2001 when compared to the same period in 2000. Interest and fees on loans for the nine months ended September 30, 2001 increased $6.0 million or 12.8% to $52.7 million from $46.7 million for the same period in 2000. Average securities for the nine months ended September 30, 2001 increased $268.1 million or 57.7% to $732.5 million when compared to the $464.4 million for the same period in 2000. Over the same period, the yield on the securities portfolio decreased 50 basis points to 6.28% from 6.78%. The increase in the average balance, partially offset by the lower yield, resulted in interest on securities increasing $10.9 million or 46.0% to $34.5 million for the nine months ended September 30, 2001 compared to $23.6 million for the same period in 2000. Overall, the yield on YNB's interest earning asset portfolio decreased 85 basis points to 7.14% for the nine months ended September 30, 2001 from the 7.99% for the same period in 2000.

For the third quarter of 2001, total interest income was $30.3 million an increase of $3.8 million or 14.3% when compared to the $26.5 million for the third quarter of 2000. The increase in interest income was due to higher average balances of loans and securities offset by lower yields on both asset types. The overall yield on earning assets for the third quarter of 2001 was 6.80%, a 142 basis point decline from the 8.22% for the same period in 2000. The decrease in the yield on earning assets was primarily due to the lower interest rate environment in the first nine months of 2001 compared to the same period in 2000.

Interest Expense

Total interest expense increased $19.1 million or 43.6% to $62.8 million for the first nine months of 2001 compared to $43.7 million for the same period in 2000. The increase in interest expense for the comparable time periods resulted primarily from higher levels of interest bearing liabilities, partially offset by lower rates paid on borrowed funds. Average interest bearing liabilities were $1.5 billion for the nine months ended September 30, 2001 reflecting an increase of $460.4 million or 42.6% when compared to an average balance of $1.1 billion for the same period in 2000. The average rate paid on interest bearing liabilities for the nine months ended September 30, 2001 increased 4 basis points to 5.43% from 5.39% for the same period of 2000.

Interest on other time deposits increased $3.3 million to $21.1 million for the nine months ended September 30, 2001 from $17.8 million for the same period in 2000. This increase was caused by both an increase of $51.4 million in the average outstanding balance to $452.6 million for the nine months ended September 30, 2001, when compared to the outstanding average balance of $401.2 million for the same period in 2000, and an increase of 29 basis points in the cost to 6.22% from 5.93% for the same periods as described above. Interest expense on other time deposits accounted for 33.7% of total interest expense for the nine months ended September 30, 2001. Management anticipates that the cost of other time deposits will decline, as current market rates are significantly lower than the existing cost of these funds. Based on the maturity schedule of YNB's time deposits, it is anticipated that the reduction in costs will be significant over the next six months.

Interest on certificates of deposit (CDs) of $100,000 or more increased $1.3 million or 26.7% to $6.0 million for the nine months ended September 30, 2001 from $4.7 million for the same period in 2000. The increase was caused by an increase in the average outstanding balance of $27.1 million or 27.2% to $126.7 million for the nine months ended September 30, 2001 when compared to the outstanding average balance of $99.6 million for the same period in 2000. The cost of CDs of $100,000 or more decreased 3 basis points to 6.27% for the first nine months of 2001 from 6.30% for the same period in 2000. Management anticipates that as these certificates of deposit mature the overall costs should decline. To the extent that rates continue to decline, the cost of certificates of deposit will continue to lag the decrease in rates.

Interest expense on borrowed funds increased $11.7 million or 80.6% to $26.2 million for the nine months of 2001 when compared to $14.5 million for the same period in 2000. The increased expense was primarily caused by a $291.2 million or 85.8% increase in the average balance outstanding in the first nine months of 2001 to $630.5 million when compared to the $339.3 million for the same period in 2000. The rate paid on borrowed funds decreased 17 basis points for the nine months ended September 30, 2001 to 5.53% from the 5.70% for the same period last year. Since a significant portion of the borrowed funds outstanding are callable and at rates above the current rates offered on similar borrowings, management anticipates there will be few calls in the near future. In addition, YNB may not prepay these borrowings without a prepayment penalty. This means that there are limited opportunities to reprice these borrowings lower as rates decline. Management therefore anticipates the overall costs of borrowed funds to remain stable in both a modestly falling or rising rate environment.

Interest expense on savings, money markets and interest bearing demand accounts increased $1.8 million or 33.2% to $7.3 million for the first nine months of 2001 when compared to the $5.5 million for the same period in 2000. The primary cause for this increase was an increase in the average balance of $77.1 million or 34.5% to $300.7 million for the nine months ended September 30, 2001 from $223.6 million for the same period in 2000. The growth experienced has been primarily in Premier Money Market balances. The cost of all funds in this category decreased 3 basis points to 3.25% for the nine months ended September 30, 2001 compared to 3.28% for the same period in 2000. The primary cause for the decline in cost of these deposit types has been the overall decline in interest rates. Management has focused on these core deposit types as the preferred source to fund earning asset growth. Money market accounts are historically less expensive than CDs and present more opportunities to cross sell other bank products and services.

For the third quarter of 2001, total interest expense was $21.4 million, an increase of $4.9 million or 29.4% when compared to the $16.5 million for the same period in 2000. The overall cost of interest bearing liabilities decreased 46 basis points to 5.22% for the third quarter of 2001 compared to 5.68% for the third quarter of 2000. The increase in interest expense was due to the higher average balance of interest bearing liabilities offset by lower rates.

While YNB seeks to fund asset growth with lower costing savings, money market, interest bearing checking and non-interest bearing demand deposits, this is not generally possible, as asset growth rates can exceed the growth rate in these deposit types. To attract lower costing deposits to fund asset growth, management has continued to aggressively market several lower costing products including Premier Money Market accounts and a free checking product. Management anticipates that over time, these new products, along with additional branches in new markets, should result in lower costing core deposits providing a higher percentage of the new funding than has been experienced recently. This anticipated improvement in the deposit mix will help to control interest expense going forward. However, the ability of YNB to lower the cost of interest bearing liabilities is dependent on market conditions.

Provision for Loan Losses

YNB provides for possible loan losses by a charge to current operations. The provision for loan losses for the nine months ended September 30, 2001 was $2.4 million, a $500,000 decrease compared to the $2.9 million provision recorded for the same period of 2000. The decrease in the provision for the first nine months of 2001 was primarily due to lower net charge-offs, and a decline in nonperforming loans. Management believes that the allowance for loan losses is adequate in relation to the credit risk exposure levels.

For the three months ended September 30, 2001 the provision for loan losses was $825,000, a $375,000 decrease from the $1.2 million in the provision for the same period in 2000. The primary cause for the lower provision were the same as discussed above.

Non-interest Income

Total non-interest income for the first nine months of 2001 was $5.7 million, an increase of $3.2 million or 130.6% over non-interest income of $2.5 million for the same period in 2000. The increase was due principally to net securities gains and increased earnings on bank owned life insurance.

Service charges on deposit accounts increased $231,000 or 20.2% to $1.4 million for the nine months ended September 30, 2001 compared to $1.1 million for the same period in 2000. Service charge income has primarily increased in the first nine months of 2001 due to increased income from overdraft fees. Management remains focused on increasing the level of service charges collected on deposit accounts.

Net gains on sale of securities totaled $2.1 million in the first nine months of 2001 compared to $4,000 in net gains on sale of securities for the same period in 2000. The gains resulted primarily from the sale of both higher coupon fixed rate mortgage-backed securities, callable bonds and agency debentures due to favorable shifts in the treasury yield curve. In addition, securities were repositioned or sold during the period as part of the management of longer-term interest rate risk.

Other non-interest income increased $0.9 million or 65.8% to $2.2 million for the nine months ended September 30, 2001 from $1.3 million for the same period in 2000. The primary cause for the increase was a $717,000 or 116.9% increase in the earnings on bank owned life insurance. This increase resulted from the purchase of $15,000,000 in additional bank owned life insurance at the end of 2000. The income earned on these assets is used to offset the cost of deferred compensation programs. The single largest component of other non-interest income was income derived from bank owned life insurance, which totaled $1.3 million for the first nine months of 2001 as compared to $614,000 for the same period in 2000. This income represented 58.2% and 45.6% of total other non-interest income for the first nine months of 2001 and 2000, respectively.

For the three months ended September 30, 2001 total non-interest income increased $1.4 million or 161.3% to $2.3 million from $866,000 for the same period in 2000. The key factors accounting for this increase were a $1.0 million increase in net gains on sale of securities and a $247,000 increase in income derived from bank owned life insurance.

Non-interest income represented 6.0% of YNB's total revenue in the first nine months of 2001 compared to 3.3% for the same period in 2000. The improvement in this ratio was due to the gains on sale of securities and increased earnings on bank owned life insurance. As discussed in the 2000 Annual Report, YNB formed alliances with several local insurance agencies to offer insurance products to our customers. Also in 2000, YNB signed a marketing agreement with Salomon Smith Barney to offer brokerage services to our customers. Both of these initiatives have yet to contribute any significant earnings. However, management believes that both of these initiatives will generate future additional non-interest income for YNB. As part of YNB's ongoing strategic planning process, management continues to closely evaluate both traditional and non-traditional sources of new non-interest income.

Non-interest Expense

Total non-interest expense increased $3.1 million or 18.3% to $20.0 million for the first nine months of 2001 compared to $16.9 million for the same period in 2000. The increase in non-interest expense was primarily due to increases in salaries and employee benefits and other non-interest expenses. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.53% for the first nine months of 2001 compared to 1.80% for the same period of 2000. The improvement in this ratio is due to the strong asset growth experienced by YNB. YNB's efficiency ratio for the nine months of 2001 was 61.19% compared to 55.04% for the same period in 2000. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources. The increase in the efficiency ratio was due to both the narrowing of the net interest margin and the increase in non-interest expense for the comparative period.

Salaries and employee benefits increased $2.4 million or 27.9% to $11.0 million for the first nine months of 2001 compared to $8.6 million for the same period in 2000. Salary and benefits expense accounted for 55.2% of total non-interest expenses for the first nine months of 2001 compared to 51.1% for the same period in 2000. Full time equivalent employees increased to 284 at September 30, 2001 compared to 258 at September 30, 2000. Salary expense increased $1.5 million or 22.3% reflecting increased staffing levels throughout YNB as the organization continues to grow and normal salary increases. Benefit expense increased $886,000 or 49.1% primarily due to higher costs associated with deferred compensation plans, and to a lesser extent, increased benefit costs relating to the higher number of employees. The increase in salary and benefit expense in the first nine months of 2001 accounted for 77.8% of the total increase in non-interest expense when the first nine months of 2001 is compared to the same period in 2000.

Occupancy expense for the first nine months of 2001 was $2.0 million, an increase of $156,000 or 8.3% compared to $1.9 million for the same period in 2000. Total rent expense on leased properties increased $175,000 and was the primary reason for the increase in occupancy expense. The rent expense increase resulted primarily from the leases on the new branches in Flemington, Lawrence, and Bordentown, New Jersey and normal rent increases on other leased properties. In the fourth quarter of 2001, YNB will relocate its operations center into a leased facility. This new space will ensure that YNB has adequate back office support to continue to grow. The minimum annual rent expense over the next five years is $235,000.

Equipment expense increased $60,000 or 4.2% to $1.5 million for the first nine months of 2001 from $1.4 million for the same period in 2000. The increase in equipment costs reflects the continuing efforts of YNB to maintain and upgrade technology in order to provide the highest quality products and service.

Other non-interest expenses increased $472,000 or 9.5% to $5.4 million for the first nine months of 2001 when compared to the $5.0 million for the same period in 2000. The modest growth rate in other non-interest expenses experienced in the first nine months of 2001 was primarily due to the larger size of YNB and the related expenses associated with that growth offset by decreased costs associated with problem loans including other real estate expense. Management closely monitors non-interest expenses and seeks to control the growth of these expenses. However, as YNB continues to grow, the costs associated with properly managing the organization will also continue to increase.

For the three months ended September 30, 2001 total non-interest expense increased $1.2 million or 20.2% to $7.0 million from $5.8 million for the same period in 2000. The primary factors for this increase was a $777,000 or 26.2% increase in salary and benefit expense to $3.7 million for the three months ended September 30, 2001 when compared to the $3.0 million for the same period in 2000. Another factor was a $339,000 or 19.3% increase in other non-interest expense to $2.1 million for the three months ended September 30, 2001 compared to $1.8 million for the same period in 2000. The primary cause for this increase was a $161,000 increase in other real estate expenses. YNB also had a modest increase in occupancy expense.

Income Tax Expense

The effective income tax rate for the nine months ended September 30, 2001 was 25.8% compared to 29.1% for the same period in 2000. The decrease in the tax rate resulted from the growth in tax-free income exceeding the growth in overall income. Total income tax expense for the nine months ended September 30, 2001 was $2.6 million, a decrease of $524,000 from the $3.2 million for the same period in 2000. The decrease in tax expense resulted from lower taxable income and a lower effective tax rate.

The effective tax rate for the three months ended September 30, 3001 was 25.0% compared to 29.2% for the same period in 2000. Total income tax expense for the three months ended September 30, 2001 was $831,000, a decrease of $279,000 from the $1.1 million for the same period in 2000. The reasons for the decreases are the same as discussed above.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB's market risk from December 31, 2000 except as discussed below. For information regarding YNB's market risk refer to the Company's 2000 Annual Report to stockholders.

Changes in Earnings Risk

Net interest income over the next twelve-month period indicates a modest decrease in risk to lower rates (-200 basis points) at September 30, 2001 than reported at December 31, 2000. Comparing the simulation results of this low rate scenario to the flat rate interest rate scenario indicates a change in net interest income of -7.2% compared to -8.3% at year end 2000. At the same time, YNB's exposure to higher rates (+200 basis points) indicates that net interest income would increase by 6.0% compared to 5.0% at year-end 2000. The cumulative one-year gap shifted to a negative $28.0 million or 1.5% of total assets at September 30, 2001 compared to a positive $147.4 million or 9.1% of assets at year-end 2000. The dollar change in the gap was $175.4 million. This shift in the gap was the result of strategies implemented to reduce the positive gap. This strategy involved decreasing floating rate investments and increasing floating rate borrowed funds and shorter-term certificates of deposit. Management's current focus is to maintain a negative gap in the near term.

Changes in Market risk

Management measures longer-term market risk through the Economic Value of Portfolio Equity ("EVPE"). The present value of asset and liability cash flows are subjected to rate shocks of plus or minus 200 basis points. The variance in the residual, or economic value of equity is measured as a percentage of total assets. Management seeks to maintain this variance within a negative 3% boundary.

At September 30, 2001, the EVPE changes by -2.14% for rate shifts of +200 and -3.70% for rate shifts of -200 basis points. The non-symmetry of the results is indicative of the callable funding utilized to fund earning asset growth. This compares to changes of -2.20% and -5.35% respectively at December 31, 2000 and -3.86% and -2.26% at September 30, 2000.

The primary causes for this risk to falling rates are primarily due to the callable FHLB advances associated with the Investment Growth Strategy that will not be called in a down rate environment.

Management has initiated strategies designed to bring this measurement back within policy guidelines.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

Not Applicable.

Item 2:  Changes in Securities and Use of Proceeds

On August 22, 2001 the registrant issued and sold 596,654 shares of common stock for an aggregate purchase price of $7.8 million to a limited number of accredited investors in a transaction exempt from registration pursuant to Rule 506 of the Securities Act of 1933. The company has agreed to file a registration statement with the U.S. Securities and Exchange Commission covering the offer and sale of the shares by the investors. YNB intends to use the net proceeds from this private placement primarily to support the future growth, including strategic geographic expansion.

Item 3:  Defaults Upon Senior Securities

Not Applicable.

Item 4:  Submission of Matters to a Vote of Securities Holders

Not Applicable

Item 5:  Other Information

Not Applicable.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits (see Index to Exhibits)
(b) Reports on Form 8-K.

         On August 23, 2001, the Company filed an 8-K dated August 23, 2001 on the completion of a private equity offering.

         On October 1, 2001, the Company filed an amended 8-K dated September 28, 2001 relating to changes in the net proceeds of the recently completed private equity offering.

                                INDEX TO EXHIBITS
       Exhibit
       Number                        Description                          Page
----  ----------   ----------------------------------------------------- ------
(A)      3.1       Restated Certificate of Incorporation of the
                   Company, as amended by the Certificate of Amendment thereto filed on March 6, 1998.

(B)      3.2       By-Laws of the Company

(B)      4.1       Specimen Share of Common Stock

         4.2       See Exhibits 3.1 and 3.2 for the Registrant's
                   Certificate of Incorporation and By-Laws, which contain provisions defining the rights of stockholders of the Registrant.

(C)      4.3       Amended and Restated Trust Agreement dated October 16,
                   1997, among the Registrant, as depositor, Wilmington
                   Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust.

(C)      4.4       Indenture dated October 16, 1997, between the
                   Registrant and Wilmington Trust Company, as trustee, relating to the Registrant's 9.25% Subordinated
                   Debentures due 2027.

(C)      4.5       Preferred Securities Guarantee Agreement dated as of
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

       Exhibit
       Number                        Description                          Page
----------------   ----------------------------------------------------- ------
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


                                                     YARDVILLE NATIONAL BANCORP
                                                     -------------------------
                                                           (Registrant)


Date:  November 14, 2001                             By:/s/ Stephen F. Carman
       -----------------                             ------------------------
                                                     Stephen F. Carman
                                                     Secretary/Treasurer