Form 10-K
period 2001-12-31
YARDVILLE NATIONAL BANCORP
filed 2002-04-01
CIK 787849

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[x]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

         OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    -----------------
         Commission file number 0-26086


                           YARDVILLE NATIONAL BANCORP
                           --------------------------
             (Exact Name of Registrant as specified in its Charter)

  New Jersey                                                 22-2670267
  --------------------------                              ----------------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

  2465 Kuser Road, Hamilton, New Jersey                            08690
  -------------------------------------------                   ---------
  (Address of principal executive offices)                      (Zip Code)

  (609) 585-5100
  --------------
  (Registrant's Telephone Number, Including Area Code)

  Securities registered pursuant to Section 12(b) of the Act:
  None

  Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, no par value

Indicate by checkmark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes _X_   No ___

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Aggregate market value of voting stock held by non-affiliates (computed by using the average of the closing bid and asked prices on March 22, 2002), in the NASDAQ National Market System: $78,891,586

Number of shares of common stock, no par value, outstanding as of March 22, 2002: 8,042,568


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                                                    Part of Form 10-K into
DOCUMENT                                                         which Document is Incorporated
                                                                 -------------------------------
The following portions of the
Annual Report to Stockholders for fiscal year
ended December 31, 2001:

Selected Historical Consolidated
Financial Data                                                                  II

Management's discussion and analysis
of Consolidated Financial Condition and
Results of Operations                                                           II

Quarterly financial data (unaudited)                                            II

Consolidated financial statements
and notes to Consolidated Financial
Statements                                                                      II

Independent Auditors' Report                                                    II

Definitive proxy statement for the 2002
Annual Meeting of Stockholders to be held on
April 30, 2002                                                                  III


                                       2

                                    FORM 10-K

                                      INDEX


PART I                                                                               PAGE

Item 1.           Business                                                             1
Item 2.           Properties                                                          11
Item 3            Legal Proceedings                                                   12
Item 4.           Submission of Matters to a Vote of Security Holders                 12

PART II

Item 5.           Market for Registrant's Common Equity and Related
                  Stockholders Matters                                                13
Item 6.           Selected Financial Data                                             14
Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                 14
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk          14
Item 8.           Financial Statements and Supplementary Data                         14
Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                                 14
PART III

Item 10.          Directors and Executive Officers of the Registrant                  14
Item 11.          Executive Compensation                                              14
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management                                                          14
Item 13.          Certain Relationships and Related Transactions                      14

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K    15
                  Signatures                                                          16
                  Index to Exhibits                                                  E-1

                           YARDVILLE NATIONAL BANCORP

                                    FORM 10-K

                                     PART I

                                ITEM 1. BUSINESS

General

Yardville National Bancorp (the "Company") is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956 (the "Bank Holding Company Act"). The Company's business is the ownership and management of The Yardville National Bank, a national banking association and the Company's sole banking subsidiary (the "Bank"). The Company was incorporated under the laws of New Jersey and became the holding company of the Bank in 1985. At December 31, 2001, the Company had total assets of approximately $1.9 billion, deposits of approximately $1.1 billion and stockholders' equity of approximately $93.2 million.

The Bank

The Bank received its charter from The Office of the Comptroller of the Currency (the "OCC") in 1924 and commenced operations as a commercial bank in 1925. The Bank currently operates sixteen full-service banking offices. The Bank operates thirteen branch offices in Mercer County, New Jersey; six in Hamilton Township, three in Ewing Township, one in East Windsor Township, one in Hopewell Township, one in Trenton and one in Lawrence Township. The Bank operates one branch office in Burlington County located in Bordentown. The Bank operates one office in Flemington, Hunterdon County, New Jersey, and one branch office in Newtown, Bucks County, Pennsylvania. In addition, the Bank also leases a 45,000 square foot building located in Hamilton Township. This location serves as the headquarters for the Company and the Bank and includes a full service bank branch. In March 2002, the Bank began leasing a building in Flemington which will serve as the regional headquarters for the northern Mercer County market and for Hunterdon County and will include a full service bank branch. This location will open in April 2002.

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

The Bank has eight wholly-owned non-bank subsidiaries. Yardville National Investment Corporation, which was incorporated in 1985, was formed to separate a portion of the Bank's investment portfolio functions and responsibilities from its regular banking operations and to increase the net yield of the investment portfolio. YNB Real Estate Holding Company is utilized to hold Bank branch properties. YNB Realty, Inc. is utilized to more effectively manage certain commercial mortgage loans originated by the Bank. Brendan, Inc., Nancy-Beth, Inc. and Jim Mary, Inc. are utilized for the control and disposal of other real estate properties. YNB Financial Services, Inc. offers a comprehensive array of financial planning, investment, and insurance products. YNB Capital Development, Inc. provides innovative financing solutions for real estate and commercial transactions that do not fall within the boundaries of traditional financing.

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

Bank Holding Company Act

The Bank Holding Company Act requires a "bank holding company" such as the Company to secure the prior approval of the FRB before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank. Applications under the Bank Holding Company Act and the Change in Control Act (see discussion below) are subject to review based upon the record of compliance of the applicant with the Community Reinvestment Act of 1977 ("CRA") as discussed below. In addition, a bank holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than five percent (5%) of the voting shares of any company engaged in non-banking activities unless the FRB, by order or regulation, has found such activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. As further discussed below, the Gramm-Leach-Bliley Act of 1999 has established a new kind of bank holding company, called a financial holding company. Bank holding companies that are eligible and make an effective election to be a financial holding company then have substantially broader powers, particularly in the areas of securities and insurance activities. Effective March 13, 2000, the Company made an effective election to be a financial holding company.

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

Capital Rules

Under risk-based capital requirements for bank holding companies, the Company is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder may consist of subordinated debt, nonqualifying preferred stock and a limited amount of the loan loss allowance ("tier 2 capital"). At December 31, 2001, the Company's tier 1 capital and total capital ratios were 10.0 percent and 11.3 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets ("leverage ratio") equal to three percent for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of from at least four to five percent. The Company's leverage ratio at December 31, 2001, was 6.9 percent. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Company of any specific minimum tier 1 leverage ratio applicable to it.

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

The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered adequately capitalized or well capitalized under the prompt corrective action regulations, and the Bank's capital ratios at December 31, 2001:

                                            Adequately        Well              Bank ratios at
                                            Capitalized       Capitalized       December 31, 2001
                                            -----------       -----------       -----------------
Total Risk-Based Capital Ratio                8.00%             10.00%              10.9%
Tier 1 Risk-Based Capital Ratio               4.00%             6.00%                9.8%
Leverage Ratio                                4.00%             5.00%                6.8%

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

"undercapitalized." Banks in each of these three groups are further classified into three subgroups based upon the level of supervisory concern with respect to each bank. The resulting matrix creates nine assessment risk classifications to which are assigned deposit insurance premiums ranging from 0.00% for the best capitalized, healthiest institutions, to 0.27% for undercapitalized institutions with substantial supervisory concerns. The FDIC sets deposit insurance assessment rates on a semiannual basis, and is required to set assessments to the extent necessary to maintain the ratio of reserves to insured deposits at 1.25%. Factors such as significant bank failures and increases in insured deposits could result in the reserve ratio falling below 1.25% and resultant increases in the assessments set by the FDIC.

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

New Jersey Banking Laws

Provisions of the New Jersey Banking Act of 1948 with supplements (the "New Jersey Banking Act") may apply to national banking associations with their principal offices in New Jersey, subject to pre-emption by applicable Federal laws. The merger of a national bank into a state bank requires approval of the New Jersey Commissioner of Banking; however, a state bank may merge into a national bank without such prior approval. The New Jersey Banking Act also purports to regulate certain aspects of bank business, including small loans and certain deposit accounts. New Jersey law permits interstate banking and branching, subject to certain limitations. See the discussion under "Interstate Banking."

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

Recent Banking Legislation

On November 12, 1999, the Gramm-Leach-Bliley Act (the "Financial Modernization Act" or the "Act") was signed into law. The centerpiece of the Financial Modernization Law are provisions allowing for affiliations among banking, insurance and securities firms under a "financial holding company." The Act establishes certain principles of functional regulation applicable to such affiliated operations, and certain historic exemptions available to banks under various Federal securities laws are significantly scaled back effective in May, 2001. The Act also establishes significant new consumer privacy protections, which went into effect in July, 2001. All financial institutions are required to develop a written privacy policy, and to disclose it to their customers at the time of establishment of the customer relationship and annually thereafter. In addition, the Act imposes stringent restrictions on the disclosure of non-public consumer financial information to third parties. The Act includes a broad range of regulatory changes, including various provisions designed to reduce the regulatory burden on small banks and provisions requiring disclosures of certain types of agreements entered into relating to CRA compliance. The Financial Modernization Act is sweeping legislation that the Company believes will affect the financial services industry for years to come. It is too early to determine the effect the Act will have on the Company or its financial performance.

In the wake of the tragic events, of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA PATRIOT") Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

         o to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;
         o to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;
         o to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and
         o to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

         o the development of internal policies, procedures, end controls;
         o the designation of a compliance officer;
         o an ongoing employee training program; and
         o an independent audit function, to test, the programs.

Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

In addition, the USA PATRIOT Act authorized the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institutions complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

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

Employees

At December 31, 2001, the Company employed 280 full-time employees and 26 part-time employees.


Statistical Disclosure

Statistical disclosure information regarding the Company is included in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," which is incorporated by reference to the Company's 2001 Annual Report to Stockholders.

                               ITEM 2. PROPERTIES

Principal Office

The principal executive offices of the Company and the Bank are located at 2465 Kuser Road, Hamilton, New Jersey. The Bank leases the offices pursuant to a lease that commenced in October, 1999, has an initial term of 14 years ending in 2013, and is renewable for two additional five-year periods thereafter. The monthly rental payments under the lease are $54,750 during the first five years of the lease. Thereafter, the monthly rental will be adjusted every five years in accordance with a formula based on the Consumer Price Index, provided that the monthly rental payment for any lease period may not vary by more than 3% from the monthly rental payment in the immediately preceding lease period. The Bank has the option to purchase the property at any time after the fifth year of the lease at a purchase price equal to the fair market value of the property at the time the option is exercised. The Bank also maintains a full-service branch office in the building. The management and staff of the Company utilize the facilities and equipment of the Bank at these offices. In addition, Yardville National Investment Corporation leases office space in the building from the Bank.

In the fourth quarter of 2001 the Bank relocated its operations center into a leased facility. This facility also houses the Bank's Telephone Help Center. The Bank leases this office pursuant to a lease that commenced in October, 2001, has an initial term of fifteen years ending in 2016, and is renewable for two additional five-year periods thereafter. The monthly base rental payments under the lease are $19,614.38 during the first five years of the lease. Thereafter, the monthly rental will be adjusted every five years in accordance with the negotiated lease.

In April of 2002 the Bank will open its regional headquarters in Flemington, Hunterdon County. The Bank leases this regional headquarters pursuant to a lease that commenced in March, 2002, has an initial term of fifteen years ending in 2017, and is renewable for three additional five-year periods thereafter. The initial base monthly rental payments under the lease are $20,000 during the first five years of the lease. Thereafter, the monthly rental will be adjusted every five years by 10% in accordance with the negotiated terms of the lease. The Bank will also maintain a full-service branch office in the building.

Branch Offices

The Bank presently maintains 16 branch offices. The Bank owns four banking offices in Hamilton Township, New Jersey, and one banking office in Ewing Township, New Jersey. In addition to the banking branch located in its principal executive offices, the Bank leases the following nine additional banking offices in New Jersey and one additional branch office in Newtown, Pennsylvania:

>> West Trenton Office: The lease provides for a term of five years ending in 2004 (renewable for two additional five-year periods thereafter) and base monthly rental payments $2,530.00 during the current term.

>> East Windsor Office: As a result of negotiations in April, 1998, the lease provides for a remaining term of six years and seven months ending in 2004 (renewable for two additional five-year periods thereafter) and base monthly rental payments $5,416.66 during the current term.

>> Trenton Office: The lease provides for a term of five years ending in 2004 (renewable for two additional five-year periods thereafter) and base monthly rental payments $2,105.00 during the current term.

>> Nottingham Pointe Office: The Bank opened this branch office in 1996. Effective April 1, 1996, the Bank assumed a lease with a remaining term ending on September 20, 2011 (renewable for six five-year periods thereafter) and base monthly rental payments $5,573.53 during the current term.

>> Pennington Office: The Bank opened this branch in 1998. The lease provides for an initial term of five years ending in 2003 (renewable for three additional five-year periods thereafter) and base monthly rental payments 1,730.33 during the initial term.

>> Newtown Office: The Bank opened this branch office in the first quarter of 1999 under a lease that became effective in 1998. The lease provides for an initial term of five years ending in 2003 (renewable for three additional five-year periods thereafter) and base monthly rental payments $4,670.83 during the initial term.

>> Parkway Office: The Bank opened its first supermarket branch office in Ewing Township in April, 2000. The lease provides for an initial term of five years ending in 2005 (renewable for three additional five-year periods thereafter), no rental payments during the first year of the initial term, and base monthly payments of $1,666.67 during the remainder of the initial term.

>> Flemington Office: The Bank opened this branch office in November 2000. The lease provides for an initial term of two years and three months ending in 2002 (with no renewable periods) and base monthly payments of $1,850.00 during the term.

>> Lawrence Office: The Bank opened this branch office in January 2001. The lease provides for an initial term of ten years ending in 2010 (renewable for four additional five year periods thereafter) and base monthly payments of $5,848.33 during the current term.

>> Burlington Office: The Bank opened this branch office in May 2001. The lease provides for an initial term of ten years (renewable for three additional five year periods thereafter) and base monthly payments of $5,333.33 during the initial term.

The Bank currently operates a loan production office in leased office space in Flemington. The Bank has received permission from the OCC to open a branch at this location. This branch is anticipated to open in the second quarter of 2002. In addition, the Bank has filed an application with the OCC to open a branch in Middlesex County. This branch is expected to open in late 2002.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various legal actions as of December 31, 2001, arising out of the ordinary course of business. Management of the Company does not deem any of the claims against the Company in such matters are material in relation to the Company's financial condition, results of operations or liquidity based on information currently available to the Company.




           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001, through the solicitation of proxies or otherwise.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Common Stock is traded in the Nasdaq National Market System. The following table shows the range of high and low closing bid prices of the Common Stock in the Nasdaq National Market System during 2000 and 2001. The price quotations reflect inter-dealer quotations without adjustment for retail markup, markdown or commission, and may not represent actual transactions.

                                                           Bid Price
Year Ended December 31, 2000:                         High              Low
-----------------------------

First Quarter                                        $11.13             $8.81
Second Quarter                                        10.75              8.56
Third Quarter                                         12.19             10.31
Fourth Quarter                                        12.25             10.88


Year Ended December 31, 2001:
----------------------------
First Quarter                                        $14.25            $12.06
Second Quarter                                        14.45             13.56
Third Quarter                                         14.10             11.00
Fourth Quarter                                        12.80             10.96

Holders

As of December 31, 2001, the Company had approximately 610 holders of record of the Common Stock.

Dividends

In 2000, the Company paid four quarterly cash dividends on the Common Stock in the aggregate amount of $2.8 million. In 2001, the Company paid four quarterly cash dividends on the Common Stock in the aggregate amount of $3.3 million. Dividends paid per share in 2001 totaled $0.44. Cash dividends are generally paid quarterly or four times a year. In the first quarter of 2002, the Company paid a cash dividend in the amount of $.11 per share on the Common Stock. Because substantially all of the funds available for the payment of cash dividends are derived from the Bank, future cash dividends will depend primarily upon the Bank's earnings, financial condition, need for funds, and government policies and regulations applicable to both the Bank and the Company. As of

December 31, 2001, the net profits of the Bank available for distribution to the Company as dividends without regulatory approval were approximately $11.5 million. The Company expects to pay quarterly cash dividends for the remaining three quarters in 2002 to holders of Common Stock, subject to the Company's financial condition.


                              ITEMS 6, 7, 7A AND 8

Information required by items 6, 7, 7A and 8 is provided in the Company's 2001 Annual Report to Stockholders under the captions and on the pages indicated below, and is incorporated by reference:

                                                     PAGES IN 2001
CAPTION IN 2001 ANNUAL REPORT                        ANNUAL REPORT
TO STOCKHOLDERS                                      TO STOCKHOLDERS
-----------------------------                        ---------------

SELECTED HISTORICAL CONSOLIDATED
FINANCIAL DATA                                            11-12

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF CONSOLIDATED FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                 13-36

QUARTERLY FINANCIAL DATA (UNAUDITED)                         36

CONSOLIDATED FINANCIAL STATEMENTS
AND NOTES TO CONSOLIDATED FINANCIAL
STATEMENTS                                                37-52

INDEPENDENT AUDITORS' REPORT                                 53




            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

                               ITEMS 10 THROUGH 13

Information required by Items 10 through 13 is provided in the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 30, 2002. Such information is incorporated by reference. The information contained in the Company's definitive proxy statement under the caption "Organization and Compensation Committee Report" shall not be deemed to be incorporated by reference herein.

                                     PART IV

              ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                               REPORTS ON FORM 8-K

(a)      Exhibits and Financial Statement Schedules

         1.       Financial Statements

              The following financial statements are incorporated herein by reference to the Company's 2001 Annual Report to Stockholders:

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized on March 27, 2002.


                                              YARDVILLE NATIONAL BANCORP


                                              By: /s/  Patrick M. Ryan
                                              -------------------------------
                                              Patrick M. Ryan, President and
                                              Chief Executive Officer

Signatures                                    Title
----------                                    ------

/s/ Jay G. Destribats                         Chairman of the Board and Director
---------------------------
Jay G. Destribats

/s/ Patrick M. Ryan                           Director, President and
---------------------------                   Chief Executive Officer
Patrick M. Ryan

/s/ Stephen F. Carman                         Treasurer, Secretary,
---------------------------                   Principal Financial Officer
Stephen F. Carman                             and Principal Accounting Officer

/s/ C. West Ayres                             Director
---------------------------
C. West Ayres

/s/ Elbert G. Basolis, Jr.                    Director
---------------------------
Elbert G. Basolis, Jr.

/s/ Lorraine Buklad                           Director
---------------------------
Lorraine Buklad

/s/ Anthony M. Giampetro                      Director
---------------------------
Anthony M. Giampetro

/s/ Sidney L. Hofing                          Director
----------------------------
Sidney L. Hofing

/s/ James J. Kelly                            Director
----------------------------
James J. Kelly

Signatures                                     Title
----------                                    --------

/s/ Gilbert W. Lugossy                        Director
---------------------------
Gilbert W. Lugossy

/s/ Louis R. Matlack                          Director
---------------------------
Louis R. Matlack

/s/ Martin Tuchman                            Director
----------------------------
Martin Tuchman

/s/ F. Kevin Tylus                            Director
----------------------------
F. Kevin Tylus

                                INDEX TO EXHIBITS

           Exhibit
           Number                                           Description                                     Page
--------------------------------------------------------------------------------------------------------------------
(A)          3.1         Restated Certificate of Incorporation of the Company, as amended by the
                         Certificate of Amendment thereto filed on March 6, 1998.

(B)          3.2         By-Laws of the Company

(B)          4.1         Specimen Share of Common Stock

             4.2         See Exhibits 3.1 and 3.2 for the Registrant's Certificate of Incorporation and
                         By-Laws, which contain provisions defining the rights of stockholders of the
                         Registrant.

(B)          4.3         Amended and Restated Trust Agreement dated October 16, 1997, among the
                         Registrant, as depositor, Wilmington Trust Company, as property trustee, and the
                         Administrative Trustees of Yardville Capital Trust.

(C)          4.4         Indenture dated October 16, 1997, between the Registrant and Wilmington Trust
                         Company, as trustee, relating to the Registrant's 9.25% Subordinated Debentures due 2027.

(C)          4.5         Preferred Securities Guarantee Agreement dated as of October 16, 1997, between
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

(J)         10.1         Employment Contract between Registrant and Patrick M. Ryan.

(J)         10.2         Employment Contract between Registrant and Jay G. Destribats

             Exhibit
              Number                                        Description                                      Page
------------------------------------------------------------------------------------------------------------------
(J)          10.3        Employment Contract between Registrant and Stephen F. Carman

(J)          10.4        Employment Contract between Registrant and James F. Doran

             10.5        Employment Contract between Registrant and Eugene C. McCarthy

(J)          10.6        Employment Contract between Registrant and Mary C. O'Donnell

(J)          10.7        Employment Contract between Registrant and Frank Durand III

             10.8        Supplemental Executive Retirement Plan Summary for the Benefit of Patrick M. Ryan

             10.9        Supplemental Executive Retirement Plan Summary for the Benefit of Jay G. Destribats

(D)          10.10       1988 Stock Option Plan

             10.11       Supplemental Executive Retirement Plan

(E)          10.12       Directors' Deferred Compensation Plan

             10.13       Supplemental Executive Retirement Plan Summary for the Benefit of Stephen F. Carman

(F)          10.14       1997 Stock Option Plan

(J)          10.15       Employment contract between Registrant and Howard N. Hall

(J)          10.16       Employment contract between Registrant and Timothy J. Losch

             10.17       Supplemental Executive Retirement Plan Summary for the Benefit of Timothy J. Losch

(G)          10.18       1994 Stock Option Plan

(H)          10.19       Lease agreement between Crestwood Construction and the Bank dated May 25, 1998

(I)          10.20       Yardville National Bank Employee Stock Ownership Plan, As amended

             13.1        2001 Annual Report to Stockholders

             21          List of Subsidiaries of the Registrant

             23.1        Consent of KPMG, LLP

           Exhibit
           Number                                           Description                                     Page
--------------------------------------------------------------------------------------------------------------------
           (A)           Incorporated by reference to the Registrant's Annual Report on Form 10-K for the
                         fiscal year ended December 31, 1997

           (B)           Incorporated by reference to the Registrant's Registration Statement on Form
                         SB-2 (Registration No. 33-78050)

           (C)           Incorporated by reference to the Registrant's Registration Statement on Form S-2
                         (Registration Nos. 333-35061 and 333-35061-01)

           (D)           Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for
                         the fiscal quarter ended June 30, 1997, as amended by Form 10-Q/A filed on
                         August 15, 1997

           (E)           Incorporated by reference to the Registrant's Annual Report on Form 10-KSB/A filed July 25, 1995

           (F)           Incorporated by reference to the Registrant's Registration Statement on Form S-8
                         (Registration No. 333-28193)

           (G)           Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for
                         the fiscal quarter ended March 31, 1998, as amended by Form 10-Q/A filed June 9,
                         1998

           (H)           Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for
                         the fiscal quarter ended June 30, 1998

           (I)           Incorporated by reference to the Registrant's Statement on Form S-8
                         (Registration No. 333-71741)

           (J)           Incorporated by reference to the Registrant's Annual Report on Form 10-K for the
                         fiscal year ended December 31, 2000
