Form 10-Q
period 2002-03-31
YARDVILLE NATIONAL BANCORP
filed 2002-05-14
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10 Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
         For the quarterly period ended March 31, 2002

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

                   2465 Kuser Road, Hamilton, New Jersey 08690
                -----------------------------------------------
                    (Address of principal executive offices)

                                 (609) 585-5100
          -------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               -------------------------------------------------
                     (Former name, former address and former
                    fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 30, 2002, the following class and number of shares were outstanding:

Common Stock, no par value                                   8,042,568
--------------------------                                   ---------
         Class                                     Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1            FINANCIAL INFORMATION                                PAGE NO.
--------------------------------------------------------------------------------

Item 1.           Financial Statements (unaudited)

                  Consolidated Statements of Condition                       3
                  March 31, 2002 and December 31, 2001

                  Consolidated Statements of Income                          4
                  Three months ended March 31, 2002 and 2001

                  Consolidated Statements of Cash Flows                      5
                  Three months ended March 31, 2002 and 2001

                  Notes to Consolidated Financial Statements                 6

Item 2.           Management's Discussion and Analysis of                    9
                  Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures                  24
                  About Market Risk

PART 2            OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.           Legal Proceedings                                         26

Item 2.           Changes in Securities and Use of Proceeds                 26

Item 3.           Defaults Upon Senior Securities                           26

Item 4.           Submission of Matters to a Vote of Security Holders       26

Item 5.           Other Information                                         26

Item 6.           Exhibits and Reports on Form 8-K                          26

SIGNATURES

Item 1.  Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                                         March 31,     December 31,
--------------------------------------------------------------------------------------------------
(in thousands, except share data)                                           2002          2001
-------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                 $    21,281   $    27,771
Federal funds sold                                                           77,960        38,960
-------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents                                               99,241        66,731
-------------------------------------------------------------------------------------------------
Interest bearing deposits with banks                                          3,037         2,320
Securities available for sale                                               711,751       746,483
Investment securities (market value of $64,869 in 2002 and
     $64,887 in 2001)                                                        65,414        65,753
Loans                                                                     1,051,496     1,007,973
     Less:  Allowance for loan losses                                       (14,046)      (13,542)
-------------------------------------------------------------------------------------------------
     Loans, net                                                           1,037,450       994,431
Bank premises and equipment, net                                             11,115        10,910
Other real estate                                                             2,322         2,329
Other assets                                                                 56,878        54,432
-------------------------------------------------------------------------------------------------
     Total Assets                                                       $ 1,987,208   $ 1,943,389
-------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Deposits
     Non-interest bearing                                               $   114,129   $   114,405
     Interest bearing                                                     1,022,436       978,285
-------------------------------------------------------------------------------------------------
     Total Deposits                                                       1,136,565     1,092,690
-------------------------------------------------------------------------------------------------
Borrowed funds
     Securities sold under agreements to repurchase                          10,000        10,000
     Federal Home Loan Bank advances                                        695,006       695,008
     Obligation for Employee Stock Ownership Plan (ESOP)                        700           800
     Other                                                                    1,306         1,305
-------------------------------------------------------------------------------------------------
     Total Borrowed Funds                                                   707,012       707,113
-------------------------------------------------------------------------------------------------
Company-obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust holding solely junior
     Subordinated Debentures of the Company                                  32,500        32,500
Other liabilities                                                            18,614        17,841
-------------------------------------------------------------------------------------------------
     Total Liabilities                                                  $ 1,894,691   $ 1,850,144
-------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
Common stock:  no par value
     Authorized 12,000,000 shares
     Issued 8,214,568 shares in 2002 and 2001                                54,337        54,334
Surplus                                                                       2,205         2,205
Undivided profits                                                            42,785        40,175
Treasury stock, at cost: 172,000 shares                                      (3,030)       (3,030)
Unallocated ESOP shares                                                        (700)         (800)
Accumulated other comprehensive (loss) income                                (3,080)          361
-------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                              92,517        93,245
-------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                         $ 1,987,208     1,943,389
-------------------------------------------------------------------------------------------------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                    Three Months Ended
                                                                          March 31,
-----------------------------------------------------------------------------------------
(in thousands, except per share amounts)                              2002         2001
-----------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                          $17,569       $17,763
Interest on deposits with banks                                          16            19
Interest on securities available for sale                            10,160         9,723
Interest on investment securities:
     Taxable                                                            263         1,150
     Exempt from Federal income tax                                     582           462
Interest on Federal funds sold                                          302           747
-----------------------------------------------------------------------------------------
     Total Interest Income                                           28,892        29,864
-----------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                  2,784         2,562
Interest on certificates of deposit of $100,000 or more               1,385         2,129
Interest on other time deposits                                       4,633         6,963
Interest on borrowed funds                                            8,667         8,101
Interest on trust preferred securities                                  775           627
-----------------------------------------------------------------------------------------
     Total Interest Expense                                          18,244        20,382
-----------------------------------------------------------------------------------------
     Net Interest Income                                             10,648         9,482
Less provision for loan losses                                          550           925
-----------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses             10,098         8,557
-----------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                     516           400
Securities gains, net                                                   643           445
Bank owned life insurance                                               411           440
Other non-interest income                                               332           281
-----------------------------------------------------------------------------------------
      Total Non-Interest Income                                       1,902         1,566
-----------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                        4,242         3,587
Occupancy expense, net                                                  817           671
Equipment expense                                                       544           510
Other non-interest expense                                            1,596         1,636
-----------------------------------------------------------------------------------------
     Total Non-Interest Expense                                       7,199         6,404
-----------------------------------------------------------------------------------------
Income before income tax expense                                      4,801         3,719
Income tax expense                                                    1,306           992
-----------------------------------------------------------------------------------------
     Net Income                                                     $ 3,495       $ 2,727
-----------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                               $  0.44       $  0.37
Diluted                                                             $  0.43       $  0.37
-----------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                 8,012         7,384
Diluted                                                               8,092         7,442
-----------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                              Three months ended March 31,
-------------------------------------------------------------------------------------------------------------
(in thousands)                                                                   2002              2001
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                     $   3,495         $   2,727
Adjustments:
     Provision for loan losses                                                       550               925
     Depreciation                                                                    427               399
     ESOP fair value adjustment                                                        2                 5
     Amortization and accretion                                                      803              (453)
     Gains on sales of securities available for sale                                (643)             (445)
     Loss on sale of other real estate                                                 7              --
     Writedown of other real estate                                                 --                  12
     (Decrease) increase in other assets                                            (593)            3,130
     Increase in other liabilities                                                   776               879
-------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                                     4,824             7,179
-------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Net increase in interest bearing deposits with banks                           (717)           (1,191)
     Purchase of securities available for sale                                  (156,963)         (229,533)
     Maturities, calls, and paydowns of securities available for sale             65,244           146,114
     Proceeds from sales of securities available for sale                        121,009            59,243
     Proceeds from maturities and paydowns of investment
          securities                                                                 724            11,683
     Purchase of investment securities                                              (396)           (2,000)
     Net increase in loans                                                       (43,569)          (27,456)
     Expenditures for bank premises and equipment                                   (635)             (722)
-------------------------------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                                       (15,303)          (43,862)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                                     62,149             9,016
     Net (decrease) increase in certificates of deposit                          (18,274)            6,924
     Net (decrease) increase in borrowed funds                                      (101)           68,977
     Proceeds from issuance of trust preferred securities                           --               6,000
     Proceeds from issuance of common stock                                         --                   6
     Decrease in unallocated ESOP shares                                             100               100
     Dividends paid                                                                 (885)             (819)
-------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                                    42,989            90,204
-------------------------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents                                    32,510            53,521
     Cash and cash equivalents as of beginning of period                          66,731            73,114
-------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                                  $  99,241         $ 126,635
-------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during period for:
          Interest                                                                19,852            17,075
          Income taxes                                                              --               1,500
-------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers from loans to other real estate, net of charge offs             --                  62
-------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2002
(Unaudited)

1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation:

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America as applied to the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported revenues and expenses for the period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses and other real estate, management obtains independent appraisals for significant properties.

The consolidated financial data as of and for the three months ended March 31, 2002 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2002.

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

2. Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended March 31, 2002 and 2001 were 8,012,000 and 7,384,000 respectively. For the diluted net income per share computation, potential common stock of 80,000 and 58,000 are included for the three months ended March 31, 2002 and 2001, respectively.

3. Comprehensive Income

 Below is a summary of comprehensive income for the three months ended March 31, 2002 and 2001.

    Comprehensive Income                                             Three Months Ended March 31,
   ----------------------------------------------------------------------------------------------
   (in thousands)                                                       2002               2001
   ----------------------------------------------------------------------------------------------
   Net Income                                                        $    3,495      $    2,727
   ----------------------------------------------------------------------------------------------
   Other comprehensive income
        Net change in unrealized (loss) gain for the period,
              net of tax                                                 (3,441)          1,900
        Reclassification of realized net gain on sale of
             securities available for sale, net of tax                      424             326
   ----------------------------------------------------------------------------------------------
        Holding (loss) gain arising during the period,
             Net of tax and reclassification                             (3,017)          2,226
   ----------------------------------------------------------------------------------------------
   Total comprehensive income                                        $      478      $    4,953
   ==============================================================================================


4. Recent Accounting Pronouncements

On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

SFAS No. 142 requires that after December 31, 2001, goodwill and any intangible asset determined to have an indefinite useful life will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

We were required to adopt SFAS No. 142 effective January 1, 2002. We currently have no recorded goodwill or intangible assets and the initial adoption of SFAS No. 142 did not have a significant impact on our consolidated financial statements.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," it retains many of the fundamental provisions of that Statement. The Statement is effective for fiscal years beginning after December 15, 2001. The initial adoption of SFAS No. 144 did not have a significant impact on our consolidated financial statements.

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES (YNB)

Item 2:  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

This financial review presents management's discussion and analysis of the financial condition and results of operations. It should be read in conjunction with the 2001 Annual Report to stockholders and Form 10-K for the fiscal year ended December 31, 2001 as well as with the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q.

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

Financial Condition

Assets

Total consolidated assets at March 31, 2002 were $1.99 billion, an increase of $43.8 million or 2.3% compared to $1.94 billion at December 31, 2001. The growth in YNB's asset base during the first three months of 2002 was primarily due to increases in loans and Federal funds sold partially offset by decreases in the investment portfolio. YNB's strength as a commercial real estate and business lender was again reflected in the first quarter results. By establishing its niche as a strong commercial lender and expanding YNB's relationship banking philosophy into new markets, such as Hunterdon County, YNB continues to experience consistent asset growth.

Federal funds sold

At March 31, 2002 Federal funds sold totaled $78.0 million compared to $39.0 million at December 31, 2001. Federal funds sold are the primary source of on balance sheet liquidity for YNB. The increased level of Federal funds sold at March 31, 2002 was primarily due to deposit growth. The average Federal funds sold balance for the first three months of 2002 was $73.9 million compared to $54.2 million for the same period in 2001. Management has competitively positioned YNB's deposit products to attract funds for loan growth and to achieve the goal of enhancing YNB's liquidity profile.

Securities

The following tables present the amortized cost and market value of YNB's securities portfolios as of March 31, 2002 and December 31, 2001.


Securities Available For Sale                          March 31, 2002                  December 31, 2001
----------------------------------------------------------------------------- --------------------------------
                                                  Amortized         Market         Amortized         Market
(in thousands)                                      Cost             Value            Cost            Value
--------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
     obligations of other U.S.
     government agencies                           $ 125,259        $ 123,759       $ 113,862        $ 113,861
Mortgage-backed securities                           501,212          499,289         521,988          523,179
Corporate obligations                                 52,087           50,772          72,946           72,311
All other securities                                  37,931           37,931          37,132           37,132
--------------------------------------------------------------------------------------------------------------
Total                                              $ 716,489        $ 711,751       $ 745,928        $ 746,483
==============================================================================================================

Investment Securities                                  March 31, 2002                   December 31, 2001
--------------------------------------------------------------------------------------------------------------
                                                  Amortized         Market         Amortized         Market
(in thousands)                                      Cost             Value            Cost            Value
--------------------------------------------------------------------------------------------------------------
Obligations of other U.S.
     government agencies                           $  13,000          $12,778       $  13,000        $  13,066
Obligations of state and
     political subdivisions                           48,738           48,397          48,694           47,729
Mortgage-backed securities                             3,676            3,694           4,059            4,092
--------------------------------------------------------------------------------------------------------------
Total                                              $  65,414        $  64,869        $ 65,753         $ 64,887
==============================================================================================================

Securities represented 39.1% of total assets at March 31, 2002 and 41.8% at December 31, 2001. Total securities decreased $35.1 million or 4.3% at March 31, 2002 to $777.2 million compared to $812.2 million at year-end 2001. The available for sale portfolio represented 91.6% of the total security holdings of YNB at March 31, 2002, compared to 91.9% at year-end 2001.

At March 31, 2002 securities available for sale had a net unrealized loss, net of tax effect, of $3.1 million as reported in accumulated other comprehensive income (loss) in Stockholders' Equity, and a $361,000 net unrealized gain, net of tax effect, reported at December 31, 2001. The change from a net unrealized gain to a net unrealized loss is primarily due to volatility in the treasury market and shifts in the yield curve.

Securities available for sale decreased $34.7 million or 4.7% to $711.8 million at March 31, 2002 when compared to the December 31, 2001 balance of $746.5 million. The decline in securities available for sale is primarily the result of decreases in mortgage-backed and corporate securities. To reduce longer-term interest rate risk in the first quarter 30-year fixed rate mortgage-backed securities were sold to reduce the average duration of the securities portfolio. When interest rates rise the average life of mortgage-backed securities tend to lengthen. The proceeds from the sales were used to purchase other mortgage-related product with less extension risk and shorter term US agency bonds. This action resulted in mortgage backed securities declining $23.9 million in the first quarter. The transactions described above will provide consistent cash flows to invest in a projected higher interest rate environment over the next two years. Corporate obligations declined $21.5 million primarily due to the sale of a $25.0 million investment in a money market fund. Management also began to shift its corporate bond holdings out of longer term fixed rate bonds and into LIBOR based floating rate structures. Partially offsetting these declines were increases in US Agency bonds.

Investment securities decreased $339,000 to $65.4 million at March 31, 2002 from $65.8 million at December 31, 2001. The decrease was due to principal paydowns on mortgage backed securities partially offset by an increase in tax-free municipal bonds.

Management continues to use an investment leverage strategy (Investment Growth Strategy) to increase net interest income by purchasing investments utilizing borrowed funds. The Investment Growth Strategy securities decreased $11.7 million over the year-end 2001 level to $361.1 million. The percentage of the Investment Growth Strategy represented by fixed rate securities and floating rate securities, respectively, was 95.5% and 4.5%, respectively, at March 31, 2002. Management utilizes asset liability simulation models to analyze risk and reward relationships and the degree of interest rate risk exposure associated with this strategy. The income generated from this strategy has offset the costs associated with the growth of YNB's infrastructure and enhanced total net interest income. This strategy, which continues to positively contribute to earnings per share and return on average equity, has been capped at $380.0 million for 2002.

Loans

The loan portfolio represents YNB's largest earning asset class and is a significant source of interest income. Total loans increased $43.5 million or 4.3% to $1.05 billion at March 31, 2002 from $1.0 billion at December 31, 2001. YNB's loan portfolio represented 52.9% of total assets at March 31, 2002 compared to 51.9% at December 31, 2000. YNB's lending focus continues to be on commercial real estate loans, as well as commercial and industrial loans. The ability of YNB to enter into larger loan relationships and management's philosophy of relationship banking are key factors in continued strong loan growth. Strong competition from both bank and non-bank competitors, and the lower interest rate environment, has resulted in comparatively lower yields on new and established lending relationships. In addition to competition, borrowers' concerns over the economy, real estate prices and interest rates could all be factors in slowing future loan growth. The majority of YNB's business is with customers located within Mercer County, New Jersey and contiguous counties. Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the region's economic environment and real estate market. The table below lists loan growth by type for the period of March 31, 2002 to December 31, 2001.


Loan Portfolio Composition
------------------------------------------------------------------------------------------
 (in thousands)                         03/31/02        12/31/01      Change     % change
------------------------------------------------------------------------------------------
Commercial real estate
     Owner occupied                    $ 150,428       $ 143,767  $    6,661         4.6%
     Investor occupied                   257,533         255,471       2,062         0.8
     Construction and development        114,518          99,978      14,540        14.5
------------------------------------------------------------------------------------------
                                         522,479         499,216      23,263         4.7
Residential
     Multi-family                         36,721          33,970       2,751         8.1
     1- 4 family                         110,607         107,840       2,767         2.6
------------------------------------------------------------------------------------------
                                         147,328         141,810       5,518         3.9
Commercial and industrial
     Term                                117,019         117,005          14         0.0
     Lines of credit                     175,778         164,075      11,703         7.1
     Demand                                  844           1,055        (211)       20.0
------------------------------------------------------------------------------------------
                                         293,641         282,135      11,506         4.1
Consumer
     Home equity                          60,696          58,084       2,612         4.5
     Installment                          18,520          19,266        (746)        3.9
     Other                                 8,832           7,462       1,370        18.4
------------------------------------------------------------------------------------------
                                          88,048          84,812       3,236         3.8
==========================================================================================
Total loans                           $1,051,496      $1,007,973  $   43,523         4.3%
==========================================================================================

Commercial real estate loans consist of owner occupied, investor occupied, and construction and land development loans. Construction and land development loans include residential and commercial projects. Loans are typically made to experienced residential or commercial construction developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. YNB's lending policies generally require an 80% or lower loan-to-value ratio for commercial real estate mortgages. Collateral values are established based upon independently prepared appraisals. Commercial real estate loans increased $23.3 million with the growth primarily in construction and land development loans which increased $14.5 million. Growth in commercial real estate loans accounted for 53.4% of the total loan growth in the quarter.

Residential loans include multi-family and 1-4 family loans. The residential 1-4 family loans include mortgages of $110.6 million which represent 75.1% of the total. YNB's residential mortgage loans are secured by first liens on the underlying real property. YNB is a participating seller/servicer with FNMA and FHLMC and generally underwrites its single family residential mortgage loans to conform to the standards required by these agencies. The remaining residential mortgage loans which totaled $36.7 million are multi-family or other 1-4 family loans that are not secured by first liens or do not meet the underwriting standards of FNMA or FHLMC. Total residential loans increased $5.5 million or 3.9% due to increases in both 1-4 family and multifamily loans. Falling interest rates have increased the refinance activity particularly in the 1-4 family loan category.

Commercial and industrial loans are typically loans made to small and middle market businesses for a wide variety of needs including working capital loans, which are used to finance inventory, receivable, and other working capital needs of commercial borrowers. Term loans are provided for equipment needs. Commercial and industrial loans include term loans, lines of credit and demand loans. Commercial and industrial loans increased $11.5 million or 4.1% to $293.6 million at March 31, 2002 from $282.1 million at December 31, 2001. The reason for the increase was higher balances of business lines of credit from both new loan relationships and increased activity from existing borrowers. Growth in commercial and industrial loans accounted for 26.4% of the total loan growth for the first three months of 2002.

Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Consumer loans increased $3.2 million or 3.8% to $88.0 million at March 31, 2002 from $84.8 million at December 31, 2001. The growth was caused by increased home equity loans and lines, and to a lesser extent, higher other consumer loans offset by a decrease in installment loans. Management believes that there continues to be opportunities to increase the consumer loan portfolio. However, competition for quality consumer loan relationships remains strong.

Deposit liabilities

The following table provides information concerning YNB's deposit base at March 31, 2002 and December 31, 2001.

Deposits
--------------------------------------------------------------------------------------------------
(in thousands)                                  3/31/02       12/31/01          Change   % Change
--------------------------------------------------------------------------------------------------
Non-interest bearing demand
     deposits                                 $ 114,129      $ 114,405     $     (276)       0.2%
Interest bearing demand deposits                100,605        105,354         (4,749)       4.5
Money market deposits                           269,975        203,872         66,103       32.4
Savings deposits                                 78,248         77,168          1,080        1.4
Certificates of deposit of $100,000
     or over                                    147,677        137,684          9,993        7.3
Other time deposits                             425,931        454,207        (28,276)       6.2
--------------------------------------------------------------------------------------------------
Total                                        $1,136,565     $1,092,690     $   43,875        4.0%
==================================================================================================

YNB's deposit base is the principal source of funds supporting interest-earning assets. Total deposits increased $43.9 million or 4.0% to $1.1 billion at March 31, 2002 compared to $1.09 billion at December 31, 2001. The growth in YNB's deposit base in the first three months of 2002 was primarily driven by growth in money market balances partially offset by a decline in other time deposits. In this lower interest rate environment, depositors have shown a strong preference for YNB's competitively priced Premier money market deposit accounts as opposed to locking in rates with longer term certificates of deposit (CDs).

YNB markets its CDs through its branch network and through a nationwide computer based service. Total CDs, which include CDs of $100,000 or over and other time deposits, decreased $18.3 million or 3.1% to $573.6 million at March 31, 2002 from $591.9 million at December 31, 2001. The decrease resulted from a decline in CDs raised through the branch network partially offset by an increase in CDs raised through the previously mentioned nationwide computer based service. At March 31, 2002, YNB had approximately $145.8 million in CDs obtained through this service, compared to approximately $107.0 million at December 31, 2001. The increase in funds obtained through this service were used to fund earning asset growth and enhance liquidity. In market CDs declined, as customers preferred to other deposit product alternatives. Certificates of deposit continue to be an important source of funding for YNB in 2002, representing 50.5% of the total deposits at March 31, 2002 compared to 54.2% at year-end 2001. While CDs will continue to represent an important funding vehicle management will continue its efforts to further expand lower cost core deposits and reduce the need for higher costing funding sources in both new and existing markets.

Non-interest bearing demand deposits decreased $276,000 or 0.2% to $114.1 million at March 31, 2002 compared to $114.4 million at December 31, 2001. On an average basis non-interest bearing demand deposits totaled $109.6 million for the first quarter of 2002 compared to $94.4 million for the same period in 2001. Management's goal is to on attract non-interest-bearing demand deposits from both commercial and retail customers.

Interest bearing demand deposits decreased $4.7 million or 4.5% to $100.6 million at March 31, 2002 from $105.4 million at year-end 2001. In addition, money market balances increased $66.1 million or 32.4% to $270.0 million at March 31, 2002 from $203.9 million at December 31, 2001. The increase in money market balances resulted from depositors shifting money out of CDs into YNB's competitively positioned Premier money market accounts. Depositors have preferred to invest their funds in liquid money market accounts in anticipation of higher interest rates later in 2002. Savings deposits increased $1.1 million or 1.4% to $78.2 million at March 31, 2002 from $77.2 million at December 31, 2001.

While it is management's intention to fund earning asset growth with the lowest cost deposits, core deposit growth levels, excluding certificates of deposit, are generally not adequate to meet current or projected loan demand. YNB's ability to generate lower cost deposits could affect net interest income levels. The continuing reliance on higher cost certificates of deposit to fund asset growth is the principal factor in the continued pressure on YNB's net interest margin.

Management remains focused on reducing the overall cost of deposits by attracting lower-cost and interest-free deposits to replace higher-costing certificates of deposit. The recently opened Hunterdon regional headquarter along with another branch to be opened in Flemington in the second quarter should help YNB attract core deposits in the Hunterdon County market. YNB has also filed an application with the regulatory authorities to open a branch in Middlesex County. YNB currently has loan relationships in that marketplace and the opening of a branch will allow YNB to capture more of the deposit business of these customers. The branch is expected to open in the fourth quarter of 2002. Management continues to evaluate new branch locations in its existing markets as well as new markets.

Borrowed Funds

YNB uses borrowed funds for its earning asset growth not supported by deposit generation and for asset liability management purposes. Borrowed funds consist primarily of securities sold under agreement to repurchase and Federal Home Loan Bank (FHLB) advances. Borrowed funds totaled $707.0 million at March 31, 2002, a decline of $101,000 from the $707.1 million outstanding at December 31, 2002. The modest decline in borrowed funds resulted from several factors. With the capping of the Investment Growth Strategy at $380.0 million, FHLB advances will be used for asset/liability purposes.

YNB had FHLB advances outstanding of $695.0 million at March 31, 2002 and December 31, 2001. YNB has utilized callable FHLB advances and floating rate FHLB advances to fund both Investment Growth Strategy purchases as well as other earning assets. At March 31, 2002 callable advances totaled $568.0 million or 81.7% of advances outstanding compared to $555.0 million or 79.9% at December 31, 2001. Callable FHLB advances have terms of two to ten years and are callable after periods ranging from three months to five years. There are $433.5 million in callable advances with call dates in 2002 outstanding as of March 31, 2002. Management anticipates at the current interest rate level there will be limited FHLB advances called in 2002. In the first quarter of 2002, management shifted its borrowing strategy away from floating rate LIBOR based borrowing and targeted longer-term callable borrowings with extended lockout periods. Management believes that this type of borrowing will help to protect future income and reduce longer-term interest rate risk should interest rates begin to increase.

YNB has the ability to borrow from the FHLB through its line of credit program, subject to collateral requirements. In addition, YNB is eligible to borrow up to 30% of assets under the FHLB advance program subject to FHLB stock requirements, collateral requirements and other restrictions. YNB also maintains unsecured federal funds lines with four commercial banks totaling $25.0 million for daily funding needs. YNB's funding strategy is to rely on deposits to fund new loan growth whenever possible and to utilize borrowed funds as a secondary funding source for loans.

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

On October 16, 1997, the Holding Company, through Trust I, completed the sale of $11.5 million of 9.25% Trust Preferred Securities to the public.

As of March 31, 2002, $31.9 million or 98.0% of the $32.5 million in Trust Preferred Securities outstanding qualify as Tier I capital. The remaining $600,000 is treated as Tier II capital. Management anticipates that all Trust preferred securities outstanding at March 31, 2002 will qualify as Tier I capital within the next twelve months.

Equity Capital

Stockholders' equity at March 31, 2002 totaled $92.5 million, a decrease of $728,000 or 0.8%, compared to $93.2 million at December 31, 2001. This net decrease resulted from the following factors:

(i) YNB earned net income of $3.5 million and paid cash dividends of $885,000 for the three months ended March 31, 2002.

(ii) The net unrealized loss on securities available for sale was $3.1 million at March 31, 2002 compared to a net unrealized gain of $361,000 at December 31, 2001. This change from a net unrealized gain to a net unrealized loss resulted in a $3.4 million decrease in stockholders' equity.

(iii) YNB booked a $3,000 increase associated with the fair market value adjustment related to the allocation of shares to employee accounts in the ESOP.

(iv) A reduction in commitment to ESOP of $100,000 to $700,000 at March 31, 2002 from $800,000 at December 31, 2001 resulted in an increase of $100,000 in Stockholders' equity.

The table below presents the actual capital amounts and ratios of the Holding Company and the Bank:

                                                   Amount                           Ratios
------------------------------------------------------------------------------------------------------
dollars in thousands                     03/31/02             12/31/01      03/31/02        12/31/01
------------------------------------------------------------------------------------------------------
Risk-based capital:
     Tier 1:
          Holding Company                $ 127,456         $ 123,838           10.0%           10.0%
          Bank                             123,038           120,621            9.7             9.8
------------------------------------------------------------------------------------------------------
     Total:
          Holding Company                  142,137           138,919           11.2            11.3
          Bank                             137,084           134,163           10.8            10.9
------------------------------------------------------------------------------------------------------
Tier 1 leverage:
          Holding Company                $ 127,456         $ 123,838            6.5             6.9
          Bank                             123,038           120,621            6.2%            6.8
------------------------------------------------------------------------------------------------------


The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0% and a total risked based capital ratio of 8.0%. To be considered "well capitalized," an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At March 31, 2002, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is management's goal to provide YNB with adequate capital to continue to support asset growth and maintain its status as a well-capitalized institution.

Credit Quality

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of March 31, 2002 and December 31, 2001.

Nonperforming Assets
-------------------------------------------------------------------------------------------
(in thousands)                                                       03/31/02      12/31/01
-------------------------------------------------------------------------------------------
Nonaccrual loans:
     Commercial real estate                                      $        765  $        888
     Residential                                                        1,700         1,133
     Commercial and industrial                                          1,464         1,494
     Consumer                                                             170            98
-------------------------------------------------------------------------------------------
          Total                                                         4,099         3,613
-------------------------------------------------------------------------------------------
Restructured loans                                                        758           770
-------------------------------------------------------------------------------------------
Loans 90 days or more past due:
     Residential                                                          433           514
     Consumer                                                             167           228
-------------------------------------------------------------------------------------------
          Total                                                           600           742
-------------------------------------------------------------------------------------------
Total nonperforming loans                                               5,457         5,125
-------------------------------------------------------------------------------------------
Other real estate                                                       2,322         2,329
-------------------------------------------------------------------------------------------
Total nonperforming assets                                       $      7,779  $      7,454
-------------------------------------------------------------------------------------------

Allowance for loan losses to total loans, end of period                  1.34%         1.34%
Allowance for loan losses to nonperforming loans,
   end of period                                                       257.39%       264.23%
===========================================================================================

At March 31, 2002, nonperforming loans, which are loans 90 days or more past due, restructured loans and nonaccrual loans, totaled $5.5 million, a $332,000 or 6.5% increase from the $5.1 million at December 31, 2001. The increase in nonperforming loans resulted from an increase in nonaccrual loans partially offset by decreases in restructured and loans 90 days or more past due.

Other real estate at March 31, 2002 totaled $2.3 million, reflecting a modest decrease from the year-end 2001 level. YNB continues to aggressively work to reduce the level of other real estate owned. Other real estate properties have been written down to the lower of cost or fair value less disposition expenses.

Nonperforming assets at March 31, 2002 totaled $7.8 million, a $325,000 or 4.4% increase from the $7.5 million level at December 31, 2001. Total nonperforming assets as a percentage of total assets were 0.39% at March 31, 2002 compared to 0.38% at December 31, 2001. The modest increase in this ratio resulted from a modest increase in nonperforming assets and a modest increase in total assets. Management's chief objective is to maintain a high credit quality loan portfolio regardless of the economic climate. The slow down in the economy could cause nonperforming asset levels to increase from the current levels.

Allowance for Loan Losses

The allowance for loan losses totaled $14.0 million at March 31, 2002, an increase of $504,000 from the $13.5 million at year-end 2001. The provision for loan losses for the first three months of 2002 was $550,000 compared to $925,000 for the same period of 2001. Gross charge-offs were $62,000 for the first three months of 2001 compared to $603,000 for the same period in 2001. Gross recoveries were $16,000 for the first three months of 2002 compared to $63,000 for the same period in 2001. Annualized net charge-offs as a percentage of average loans were 0.02% for the first three months of 2002 compared to 0.27% for the same period in 2001. This compares to net charge-offs as a percentage of average loans ratio of 0.15% for the year ended December 31, 2001. Management believes that the 2001 net charge-off percentage of average loans is a better indicator of YNB's future charge-offs then the actual first quarter 2002 results.

Management maintains the allowance for loan losses at a level determined in accordance with management's documented allowance adequacy methodology. It is management's assessment, based on its estimates, that the allowance is adequate in relation to the credit risk exposure levels. One measure of the adequacy of the allowance for loan losses is the ratio of allowance for loan losses to total loans. This ratio was 1.34% at both March 31, 2002 and December 31, 2001. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. This ratio was 257.39% at March 31, 2002 compared to 264.23% at December 31, 2001.

Results of Operations

Net Income

YNB reported net income of $3.5 million for the three months ended March 31, 2002, an increase of $768,000 or 28.2% compared to the $2.7 million for the same period in 2001. The increase in net income for the first three months of 2002 compared to the same period in 2001 is attributable to higher net interest income, improved noninterest income and lower provision for loan losses partially offset by an increase in noninterest expense. Basic earnings per share for the three months ended March 31, 2002 increased $0.07 or 18.9% to $0.44 compared to $0.37 for the same period in 2001. Diluted earnings per share for the three months ended March 31, 2002 increased $0.06 or 16.2% to $0.43 compared to $0.37 for the same period in 2001. The increase in the earnings per share was due to higher net income partially offset by the higher average number of shares outstanding resulting from last year's private common equity placement.

Net Interest Income

YNB's net interest income for the first three months of 2002 was $10.6 million, an increase of $1.2 million or 12.3% from the same period in 2001 principally because interest expense declined at a quicker rate than interest income. For the first three months of 2002, interest income decreased by $972,000 compared to the same period in 2001 while interest expense decreased by $2.1 million compared to the same period in 2001. The most important factor in the improvement in net interest income was the reduction in the cost of other time deposits which declined 225 basis points to 4.18% for the first three months of 2002 compared to 6.43% for the same period in 2001.

The net interest margin (tax equivalent basis), which is net interest income divided by average interest earning assets, for the first three months of 2002 was 2.30%, a 16 basis point or 6.5% decline compared to 2.46% for the same period in 2001. The modest decrease in the margin was due to slightly higher growth in interest earning assets compared to interest bearing liabilities combined with earning asset yield dropping 3 basis points more than interest bearing liabilities. The net interest margin's best performance was in the first quarter of 2001. YNB's net interest margin declined throughout 2001 as interest rates dropped. The margin stabilized in the fourth quarter of 2001 at 2.07% when the Federal Reserve concluded their rate reduction cycle. While interest earning asset yields stabilized, YNB's time deposit based continued to reprice lower reducing YNB's cost of funds. The result was an improvement in the net interest margin to 2.30%. Management anticipates based on current interest rate environment continued improvement in the net interest margin throughout 2002.

The net interest margin for the 2002 and 2001 comparative periods was also negatively impacted by the Investment Growth Strategy. The securities in the Investment Growth Strategy at March 31, 2002 were approximately $361.1 million compared to $372.8 million at December 31, 2001. The targeted spread on this strategy is 75 basis points after tax. Because of the targeted spread on this strategy, there is a negative impact to the net interest margin and typically return on average assets. Conversely, the strategy is designed to increase both return on average stockholders' equity and earnings per share, the primary goals of the strategy. The goals of this strategy continue to be achieved.

Interest Income

For the first three months of 2002, total interest income was $28.9 million, a decrease of $972,000 or 3.3% when compared to interest income of $29.9 million for the same period in 2001. This decrease was primarily due lower loan and investment yields as a result of the aggressive lowering of short-term interest rates (475 basis points in 2001) by the Federal Reserve partially offset by higher average balances of loans and securities. Average loans increased $185.3 million or 22.2% while the yield on loans decreased 163 basis points to 6.90% for the quarter ended March 31, 2002 from 8.53% for the same period in 2001. The lower loan yield reflected the lower overall interest rate environment in the first three months of 2002 when compared to the same period in 2001. Interest and fees on loans for the first three months ended March 31, 2002 decreased $194,000 or 1.1% to $17.6 million from $17.8 million for the same period in 2001. Average securities for the three months ended March 31, 2002 increased $121.2 million or 17.6% to $810.7 million when compared to the $689.5 million for the same period in 2001. Over the same period, the yield on the securities portfolio decreased 115 basis points to 5.43% from 6.58%. The increase in the average balance, partially offset by the lower yield, resulted in interest on securities decreasing $330,000 or 2.9% to $11.0 million for the three months ended March 31, 2002 compared to $11.3 million for the same period in 2001. Overall, the yield on YNB's interest earning asset portfolio decreased 150 basis points to 6.07% for the three months ended March 31, 2002 from the 7.57% for the same period in 2001.

Interest Expense

Total interest expense decreased $2.1 million or 10.5% to $18.2 million for the first three months of 2002 compared to $20.4 million for the same period in 2001. The decrease in interest expense for the comparable time periods resulted primarily from lower rates paid on time deposits and borrowed funds partially offset by higher overall average balances on these interest-bearing liabilities. Average interest bearing liabilities were $1.8 billion for the three months ended March 31, 2002 reflecting an increase of $307.2 million or 21.2% when compared to the average balance of $1.5 billion for the same period in 2001. The average rate paid on interest bearing liabilities for the three months ended March 31, 2002 decreased 147 basis points to 4.15% from 5.62% for the same period of 2001.

Interest expense on savings, money markets and interest bearing demand accounts increased $222,000 or 8.7% to $2.8 million for the first three months of 2002 when compared to the $2.6 million for the same period in 2001. The primary cause for this increase resulted from the higher average balance of $136.4 million or 47.3% to $424.8 million for the three months ended March 31, 2002 from $288.3 million for the same period in 2001. The majority of the growth has been in Premier Money Market balances. The combination of new accounts and depositors reinvesting proceeds from maturing CDs into YNB's competitively priced money market account resulted in the growth described above. The cost of all funds in this category decreased 93 basis points to 2.62% for the three months ended March 31, 2002 compared to 3.55% for the same period in 2001. The primary cause for the decline in cost of these deposit types has been the overall decline in interest rates previously discussed. Management has focused on these core deposit types as the preferred source to fund earning asset growth. Money market accounts are historically less expensive than CDs and present more opportunities to cross sell other bank products and services.

Interest on other time deposits decreased $2.3 million to $4.6 million for the three months ended March 31, 2002 from $7.0 million for the same period in 2001. This decrease was caused by a modest increase of $10.0 million in the average outstanding balance to $442.9 million for the three months ended March 31, 2002, when compared to the average balance of $432.9 million for the same period in 2001, declined 225 basis points in the cost of other time deposits to 4.18% from 6.43% for the same periods as described above. Interest expense on other time deposits accounted for 25.4% of total interest expense for the three months ended March 31, 2002 compared to 24.2% of total interest expense for the same period in 2001. Management anticipates that the cost of other time deposits will continue to decline, as current market rates are lower than the existing cost of these funds.

Interest on certificates of deposit (CDs) of $100,000 or more decreased $744,000 or 34.9% to $146.0 million for the three months ended March 31, 2002 from $2.1 million for the same period in 2001. The decrease was caused by the decline in the average rate paid of 304 basis points to 3.72% for the first three months of 2002 from 6.76% for the same period in 2001 partially offset by the increase in the average outstanding balance of $22.9 million or 18.2% to $148.9 million for the comparative period. The sharp decline in the cost of certificates of deposit of $100,000 or more reflects the significant decline in interest rate since the first quarter of 2001.

Interest expense on borrowed funds increased $566,000 or 7.0% to $8.7 million for the first three months of 2002 when compared to $8.1 million for the same period in 2001. The increased expense was caused by a $132.1 million or 22.9% increase in the average balance outstanding in the first three months of 2002 to $708.5 million when compared to the $576.4 million for the same period in 2001. The rate paid on borrowed funds decreased 73 basis points for the three months ended March 31, 2002 to 4.89% from the 5.62% for the same period last year. The decline in the rate on borrowed funds resulted from a change in the borrowing mix implemented in 2001. The majority of new borrowings in 2001 were floating rate FHLB advances tied to three month LIBOR. As rates continued to fall in 2001 these borrowings repriced lower. In addition, the retirement of $50.0 million in callable advances and their replacement into floating rate borrowings also contributed to the lower rate on borrowed funds. Since a significant portion of the borrowed funds outstanding are callable and at rates above the current rates offered on similar borrowings, management anticipates there will be few calls in the near future. In addition, YNB may not prepay these borrowings without a prepayment penalty. This means that there are limited opportunities to reprice these borrowings lower as rates decline.

While YNB seeks to fund asset growth with lower costing savings, money market, interest bearing checking and non-interest bearing demand deposits, this is not generally possible, as asset growth rates have historically exceeded the growth rate in these deposit types. To attract lower costing deposits to fund asset growth, management has continued to aggressively market several lower costing products including Premier Money Market accounts and a free checking product. Management anticipates that over time, these new products, along with additional branches in new markets, should result in lower costing core deposits providing a higher percentage of the new funding than has been experienced recently. This anticipated improvement in the deposit mix will help to control interest expense going forward. However, the ability of YNB to lower the cost of interest bearing liabilities is dependent on market conditions.

Provision for Loan Losses

YNB provides for possible loan losses by a charge to current operations. The provision for loan losses for the three months ended March 31, 2002 was $550,000, a $375,000 decrease compared to the $925,000 provision recorded for the same period of 2001. The decrease in the provision for the first three months of 2002 was primarily due to lower net charge-offs. Management believes that the allowance for loan losses is adequate in relation to the credit risk exposure levels.

Non-interest Income

Total non-interest income for the first three months of 2001 was $1.9 million, an increase of $336,000 or 21.5% over non-interest income of $1.6 million for the same period in 2001. The increase was due principally to higher net securities gains and increased service charges on deposit accounts for the comparable periods.

Service charges on deposit accounts increased $116,000 or 29.0% to $516,000 for the three months ended March 31, 2002 compared to $400,000 for the same period in 2001. Service charge income has primarily increased in the first three months of 2002 due to increased income from overdraft fees and growth in the core deposit base. Management believes as YNB focuses its efforts on increasing lower cost deposits that service charge income will continue to experience positive results.

Net gains on sale of securities totaled $643,000 in the first three months of 2002 compared to $445,000 in net gains on sale of securities for the same period in 2001. The gains resulted primarily as a result of the sale of fixed rate 30-year mortgage backed securities and fixed rate trust preferred securities. These securities were sold to achieve the asset/liability objective of reducing longer-term interest rate in an increasing interest rate environment.

Earnings on bank owned life insurance were $411,000 for the first three months of 2002 compared to $440,000 for the same period in 2001. The decline in income was due to lower yields on floating rate bank owned life insurance assets. The income earned on these assets is used to offset the benefit costs of deferred compensation programs.

Other non-interest income increased $51,000 or 18.1% to $332,000 for the three months ended March 31, 2002 from $281,000 for the same period in 2001. Other non-interest income includes a variety of fee-based services. As YNB's customer base has broadened the income from these services has increased.

Non-interest income represented 6.2% of YNB's total revenue in the first three months of 2002 compared to 5.0% for the same period in 2001. The improvement in this ratio was due to greater gains on sale of securities and increased service charge income. As part of YNB's longer-term strategic goal to increase non-interest income YNB Financial Services, Inc. has established alliances with several local insurance agencies to offer insurance products to our customers. YNB's marketing agreement with Salomon Smith Barney to offer brokerage services to our customers has solidified relationships while modestly enhancing non-interest income. Management believes that both of these initiatives will contribute to future additional non-interest income for YNB. These initiatives, started in 2000, have not generated to date, significant non-interest income. Management continues to closely evaluate both traditional and non-traditional sources of potential non-interest income.

Non-interest Expense

Total non-interest expense increased $795,000 or 12.4% to $7.2 million for the first three months of 2002 compared to $6.4 million for the same period in 2001. The increase in non-interest expense was primarily due to increases in salaries and employee benefits and occupancy expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.46% for the first three months of 2002 compared to 1.56% for the same period of 2001. The improvement in this ratio is due to the strong asset growth partially offset by the modest increase in non-interest expenses experienced by YNB. YNB's efficiency ratio for the first three months of 2002 was 57.36% compared to 57.97% for the same period in 2001. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources. The improvement in the efficiency ratio was due to both increased net interest income and noninterest income partially offset by higher noninterest expense.

Salaries and employee benefits increased $655,000 or 18.3% to $4.2 million for the first three months of 2002 compared to $3.6 million for the same period in 2001. Salaries and employee benefits expense accounted for 58.9% of total non-interest expenses for the first three months of 2002 compared to 56.0% for the same period in 2001. Full time equivalent employees increased to 293 at March 31, 2002 compared to 267 at March 31, 2001. Salary expense increased $457,000 or 17.2% reflecting increased staffing levels throughout YNB as the organization continues to grow and normal salary increases. Benefit expense increased $199,000 or 21.5% primarily due to higher costs associated with the increased number of employees at YNB as well as increased costs associated with medical insurance premiums.

Occupancy expense for the first three months of 2002 was $817,000, an increase of $146,000 or 21.8% compared to $671,000 for the same period in 2001. Total rent expense on leased properties increased $148,000 and was the primary reason for the increase in occupancy expense. The rent expense increase resulted primarily from the costs associated with YNB's new operations center and the Hunterdon regional headquarters as well as occupancy costs associated with new branches opened after the first quarter of 2001..

Equipment expense increased $34,000 or 6.7% to $544,000 for the first three months of 2002 from $510,000 for the same period in 2001. The increase in equipment costs reflects the continuing efforts of YNB to maintain and upgrade technology and systems in order to provide the highest quality products and service.

Other non-interest expenses decreased $40,000 or 2.4% to $1.6 million for the first three months of 2002. This compares to the same approximate expense for the same period in 2001. The modest decline in other non-interest expenses experienced in the first three months of 2002 was primarily due to a decline in other real estate expenses partially offset by increases in other non-interest expense categories. The increases in these costs reflect the infrastructure of YNB. Management closely monitors non-interest expenses and seeks to control the growth of these expenses. However, as YNB continues to grow, the costs associated with properly managing the organization will also continue to increase.

Income Tax Expense

The effective income tax rate for the three months ended March 31, 2002 was 27.2% compared to 26.7% for the same period in 2001. The increase in the tax rate and increased tax expense resulted from the growth in overall income exceeding the growth in tax-free income. Total income tax expense for the three months ended March 31, 2002 was $1.3 million, an increase of $314,000 from $1.0 million for the same period in 2001.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB's market risk from December 31, 2001 except as discussed below. For information regarding YNB's market risk refer to the Company's 2001 Annual Report to Stockholders.

Management controls interest rate risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value risk models and simpler gap analysis. At March 31, 2002 the cumulative one year gap was a negative $188.8 million or 9.5% of total assets compared to a negative $223.8 million or 11.5% of total assets at December 31, 2001.

Simulation analysis involves dynamically modeling YNB's interest income and interest expense over a specified time period under various interest rate scenarios and balance sheet structures. YNB uses simulation analysis primarily to measure the sensitivity of net interest income over 12 and 24-month time horizons. In YNB's base case sensitivy scenario, the model estimates the variance in net interest income with a change in interest rates of plus and minus 200 basis points over a 12-month period. Management utilized a minus 150 basis points scenario due to the low interest rate environment that existed at March 31, 2002 and December 31, 2001. The plus and minus base case scenario is measured within a policy limit of -7%.

Changes in interest rate in basis             Percentage Change in Net Interest Income
points over 12 months
                                                        3/31/02                  12/31/01
-----------------------------------------------------------------------------------------
+200                                                        2.1                       0.4
-150                                                       -2.4                      -4.6

The larger asset structure and shorter liability structure continue to present a balanced interest rate risk profile over the next 12 to 24 months at March 31, 2002. YNB's net interest income will benefit most from a flat to modestly higher interest rate environment over the next twelve months. At the same time, the exposure to falling rates has been reduced. The simulation models rely on assumptions concerning among other things, the reaction of non-maturity deposit products and the impact of embedded options in borrowed fund positions. In the event that asset and liability behavior is different from the assumptions in the simulation model the outcome could be significantly different. Management attempts to reduce the uncertainty by using market data, research analysis and business judgment in developing the assumptions that support the model.

YNB measures longer-term interest rate risk through the Economic Value of Equity ("EVE") model. This model involves projecting future cash flows from YNB's current assets and liabilities over a very long time horizon, discounting those cash flows at an appropriate interest rate, and than aggregating the discounted cash flows. YNB's EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. YNB uses the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists YNB percentage change in EVE in a plus or minus 200 basis point rate shock at March 31, 2002 and December 31, 2001. Due to the low level of interest rates at both dates, not all interest rates could be shocked 200 basis points.


Changes in interest rate in basis                                   Percentage Change EVE
points (Rate Shock)                                     3/31/02                  12/31/01
-----------------------------------------------------------------------------------------
+200                                                        -39                       -45
-200                                                          1                        -1

Certain shortcomings are inherent in the methodology used in the previously discussed interest rate risk measurements. Modeling changes in EVE analysis require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although the EVE model provides an indication of YNB's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of change in market interest rates on YNB's net interest income and will differ from actual results.

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

Item 5:  Other Information

Not Applicable.

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits (see Index to Exhibits)
(b)      Reports on Form 8-K.

                                INDEX TO EXHIBITS

 Exhibit
 Number                               Description                                                            Page
---------- ------------- ---------------------------------------------------------------------------------- --------
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


           Exhibit
           Number                                           Description                                     Page
---------- -------------- --------------------------------------------------------------------------------- ---------
           (A)            Incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997

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


                                           YARDVILLE NATIONAL BANCORP
                                      --------------------------------------
                                                (Registrant)




Date:             May 14, 2002                       By:/s/ Stephen F. Carman
                  --------------------------         ------------------------
                                                     Stephen F. Carman
                                                     Treasurer