Form 10-Q
period 2002-06-30
YARDVILLE NATIONAL BANCORP
filed 2002-08-14
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10 Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934
         For the quarterly period ended June 30, 2002

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

                                 Not Applicable
          -------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 31, 2002, the following class and number of shares were outstanding:

Common Stock, no par value                                  8,076,343
---------------------------                        ----------------------------
         Class                                     Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1            FINANCIAL INFORMATION                                PAGE NO.
-------------------------------------------------------------------------------

Item 1.         Financial Statements (unaudited)

                Consolidated Statements of Condition
                June 30, 2002 (unaudited) and December 31, 2001            3

                Consolidated Statements of Income
                Three months ended June 30, 2002 and 2001 (unaudited)      4

                Consolidated Statements of Income
                Six months ended June 30, 2002 and 2001 (unaudited)        5

                Consolidated Statements of Cash Flows
                Six months ended June 30, 2002 and 2001 (unaudited)        6

                Notes to Consolidated Financial Statements                 7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations             10

Item 3.         Quantitative and Qualitative Disclosures
                About Market Risk                                         26

PART 2          OTHER INFORMATION
---------------------------------

Item 1.         Legal Proceedings                                         28

Item 2.         Changes in Securities and Use of Proceeds                 28

Item 3.         Defaults Upon Senior Securities                           28

Item 4.         Submission of Matters to a Vote of Security Holders       28

Item 5.         Other Information                                         28

Item 6.         Exhibits and Reports on Form 8-K                          28

SIGNATURES                                                                29

INDEX TO EXHIBITS

Item 1. Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)



                                                                               June 30,            December 31,
---------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                        2002                  2001
---------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                     $    28,158           $    27,771
Federal funds sold                                                              109,035                38,960
---------------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents                                                  137,193                66,731
---------------------------------------------------------------------------------------------------------------
Interest bearing deposits with banks                                              4,129                 2,320
Securities available for sale                                                   795,148               746,483
Investment securities (market value of $64,052 in 2002 and
     $64,887 in 2001)                                                            62,904                65,753
Loans                                                                         1,073,070             1,007,973
     Less: Allowance for loan losses                                            (15,098)              (13,542)
---------------------------------------------------------------------------------------------------------------
     Loans, net                                                               1,057,972               994,431
Bank premises and equipment, net                                                 11,341                10,910
Other real estate                                                                 1,257                 2,329
Other assets                                                                     49,851                54,432
---------------------------------------------------------------------------------------------------------------
     Total Assets                                                           $ 2,119,795           $ 1,943,389
---------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Deposits
     Non-interest bearing                                                   $   124,360           $   114,405
     Interest bearing                                                         1,095,169               978,285
---------------------------------------------------------------------------------------------------------------
     Total Deposits                                                           1,219,529             1,092,690
---------------------------------------------------------------------------------------------------------------
Borrowed funds
     Securities sold under agreements to repurchase                              10,000                10,000
     Federal Home Loan Bank advances                                            735,004               695,008
     Obligation for Employee Stock Ownership Plan (ESOP)                            600                   800
     Other                                                                        1,221                 1,305
---------------------------------------------------------------------------------------------------------------
     Total Borrowed Funds                                                       746,825               707,113
---------------------------------------------------------------------------------------------------------------
Company-obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust holding solely junior
     Subordinated Debentures of the Company                                      32,500                32,500
Other liabilities                                                                17,174                17,841
---------------------------------------------------------------------------------------------------------------
     Total Liabilities                                                      $ 2,016,028           $ 1,850,144
---------------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock: no par value
     Authorized 1,000,000 shares, none issued
Common stock:  no par value
     Authorized 12,000,000 shares
     Issued 8,248,343 shares in 2002 and 8,214,568 in 2001                       54,760                54,334
Surplus                                                                           2,205                 2,205
Undivided profits                                                                45,432                40,175
Treasury stock, at cost: 172,000 shares                                          (3,030)               (3,030)
Unallocated ESOP shares                                                            (600)                 (800)
Accumulated other comprehensive income                                            5,000                   361
---------------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                                 103,767                93,245
---------------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                             $ 2,119,795           $ 1,943,389
---------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                               June 30,
------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                              2002                   2001
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                                        $ 18,342               $ 17,180
Interest on deposits with banks                                                         14                     69
Interest on securities available for sale                                           10,362                  9,934
Interest on investment securities:
     Taxable                                                                           248                  1,079
     Exempt from Federal income tax                                                    579                    471
Interest on Federal funds sold                                                         353                    761
------------------------------------------------------------------------------------------------------------------
     Total Interest Income                                                          29,898                 29,494
------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                                 2,943                  2,353
Interest on certificates of deposit of $100,000 or more                              1,325                  1,998
Interest on other time deposits                                                      4,298                  7,047
Interest on borrowed funds                                                           8,969                  8,818
Interest on trust preferred securities                                                 775                    775
------------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                                         18,310                 20,991
------------------------------------------------------------------------------------------------------------------
     Net Interest Income                                                            11,588                  8,503
Less provision for loan losses                                                       1,075                    650
------------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses                            10,513                  7,853
------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                                    552                    480
Securities gains, net                                                                  983                    683
Bank owned life insurance                                                              432                    442
Other non-interest income                                                              351                    309
------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                                      2,318                  1,914
------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                       4,346                  3,698
Occupancy expense, net                                                                 863                    650
Equipment expense                                                                      601                    499
Other non-interest expense                                                           2,116                  1,696
------------------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                                      7,926                  6,543
------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                                     4,905                  3,224
Income tax expense                                                                   1,373                    823
------------------------------------------------------------------------------------------------------------------
     Net Income                                                                   $  3,532               $  2,401
------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                             $   0.44               $   0.33
Diluted                                                                           $   0.43               $   0.32
------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                                8,025                  7,384
Diluted                                                                              8,229                  7,460
------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                              2002                   2001
------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                                        $ 35,911               $ 34,943
Interest on deposits with banks                                                         30                     88
Interest on securities available for sale                                           20,522                 19,657
Interest on investment securities:
     Taxable                                                                           511                  2,229
     Exempt from Federal income tax                                                  1,161                    933
Interest on Federal funds sold                                                         655                  1,508
------------------------------------------------------------------------------------------------------------------
     Total Interest Income                                                          58,790                 59,358
------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                                 5,727                  4,915
Interest on certificates of deposit of $100,000 or more                              2,710                  4,127
Interest on other time deposits                                                      8,931                 14,010
Interest on borrowed funds                                                          17,636                 16,919
Interest on trust preferred securities                                               1,550                  1,402
------------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                                         36,554                 41,373
------------------------------------------------------------------------------------------------------------------
     Net Interest Income                                                            22,236                 17,985
Less provision for loan losses                                                       1,625                  1,575
------------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses                            20,611                 16,410
------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                                  1,068                    880
Securities gains, net                                                                1,626                  1,128
Bank owned life insurance                                                              843                    882
Other non-interest income                                                              683                    590
------------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                                      4,220                  3,480
------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                       8,588                  7,285
Occupancy expense, net                                                               1,680                  1,321
Equipment expense                                                                    1,145                  1,009
Other non-interest expense                                                           3,712                  3,332
------------------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                                     15,125                 12,947
------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                                     9,706                  6,943
Income tax expense                                                                   2,679                  1,815
------------------------------------------------------------------------------------------------------------------
     Net Income                                                                   $  7,027               $  5,128
------------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                             $   0.88               $   0.69
Diluted                                                                           $   0.86               $   0.69
------------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                                8,018                  7,384
Diluted                                                                              8,170                  7,460
------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                          Six months ended
                                                                                              June 30,
------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                        2002                2001
------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                       $   7,027           $   5,128
Adjustments:
     Provision for loan losses                                                       1,625               1,575
     Depreciation                                                                      904                 784
     ESOP fair value adjustment                                                         26                  13
     Amortization and accretion                                                      1,318                (178)
     Gains on sales of securities available for sale                                (1,626)             (1,128)
     Writedown of other real estate                                                    222                  14
     Decrease in other assets                                                        2,083               1,505
    (Decrease) increase in other liabilities                                          (667)              1,149
------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                                      10,912               8,862
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Net increase in interest bearing deposits with banks                           (1,809)             (3,507)
     Purchase of securities available for sale                                    (363,202)           (451,105)
     Maturities, calls and paydowns of securities available for sale               135,850             233,794
     Proceeds from sales of securities available for sale                          186,170             138,119
     Proceeds from maturities and paydowns of investment
          securities                                                                 4,246              14,538
     Purchase of investment securities                                              (1,435)             (9,921)
     Net increase in loans                                                         (65,182)            (66,517)
     Expenditures for bank premises and equipment                                   (1,335)             (1,018)
     Proceeds from sale of other real estate                                           866                 107
------------------------------------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                                        (105,831)           (145,510)
------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                                       88,450              25,421
     Net increase (decrease)  in certificates of deposit                            38,388             (23,522)
     Net increase in borrowed funds                                                 39,712             121,904
     Proceeds from issuance of trust preferred securities                               --               6,000
     Proceeds from issuance of common stock                                            400                   6
     Decrease in unallocated ESOP shares                                               200                 200
     Dividends paid                                                                 (1,769)             (1,638)
------------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                                     165,381             128,371
------------------------------------------------------------------------------------------------------------------
     Net increase (decrease) in cash and cash equivalents                           70,462              (8,277)
     Cash and cash equivalents as of beginning of period                            66,731              73,114
------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                                    $ 137,193           $  64,837
------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
          Interest                                                                  37,698              37,839
          Income taxes                                                               4,678               2,923
------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers from loans to other real estate, net of charge offs                 16                 934
------------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2002
(Unaudited)

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

The consolidated financial data as of and for the three and six months ended June 30, 2002 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2002.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp (the "Holding Company" or the "Company") and its subsidiaries, Yardville Capital Trust ("Trust I"), Yardville Capital Trust II ("Trust II"), Yardville Capital Trust III ("Trust III") and The Yardville National Bank (the "Bank"), and the Bank's wholly owned subsidiaries (collectively "YNB").

Allowance for Loan Losses

The provision for loan losses charged to operating expense is determined by management based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect a borrower's ability to repay the loan. This provision is based on management's estimates, and actual losses may vary from these estimates. These estimates are reviewed and adjustments, as they become necessary, are reported in the periods in which they become known. Management believes that the allowance for loan losses is appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and the valuation of other real estate. Such agencies may require the Bank to recognize additions to the allowance or adjustments to the carrying value of other real estate based on their judgments about information available to them at the time of their examination.

Company-obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust holding solely junior Subordinated Debentures of the Company (Trust Preferred Securities)

On March 28, 2001, Trust III, a statutory business trust and wholly owned subsidiary of the Holding Company, issued $6,000,000 of 10.18% Trust Preferred Securities in a private placement and $190,000 of Common Securities to the Holding Company. Proceeds from the issuance of the Trust Preferred Securities were immediately used by Trust III to purchase $6,190,000 of 10.18% Subordinated Debentures due June 8, 2031 from the Holding Company. The Trust exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in Subordinated Debentures of the Holding Company. These Subordinated Debentures constitute the sole assets of the Trust.

2. Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended June 30, 2002 and 2001 were 8,025,000 and 7,384,000 respectively. For the diluted net income per share computation, potential common stock equivalents of 204,000 and 76,000 are included for the three months ended June 30, 2002 and 2001, respectively.

Weighted average shares for the basic net income per share calculation for the six months ended June 30, 2002 and 2001 were 8,018,000 and 7,384,000 respectively. For the diluted net income per share computation, potential common stock equivalents of 152,000 and 76,000 are included for the six months ended June 30, 2002 and 2001, respectively.


3. Comprehensive Income

Below is a summary of comprehensive income for the three and six months ended June 30, 2002 and 2001.

Comprehensive Income                                           Three Months Ended June 30,
-------------------------------------------------------------------------------------------
(in thousands)                                                     2002               2001
-------------------------------------------------------------------------------------------
Net Income                                                      $ 3,532            $ 2,401
-------------------------------------------------------------------------------------------
Other comprehensive income
     Net change in unrealized gain (loss) for the period,
           net of tax                                             8,729             (1,165)
     Less reclassification of realized net gain on sale of
          securities available for sale, net of tax                 649                451
-------------------------------------------------------------------------------------------
     Holding gain (loss) arising during the period,
          Net of tax and reclassification                         8,080             (1,616)
-------------------------------------------------------------------------------------------
Total comprehensive income                                      $11,612            $   785
===========================================================================================


Comprehensive Income                                             Six Months Ended June 30,
-------------------------------------------------------------------------------------------
(in thousands)                                                     2002               2001
-------------------------------------------------------------------------------------------
Net Income                                                      $ 7,027            $ 5,128
-------------------------------------------------------------------------------------------
Other comprehensive income
     Net change in unrealized gain for the period,
           net of tax                                             5,712              1,028
     Less reclassification of realized net gain on sale of
          securities available for sale, net of tax               1,073                744
-------------------------------------------------------------------------------------------
     Holding gain arising during the period,
          Net of tax and reclassification                         4,639                284
-------------------------------------------------------------------------------------------
Total comprehensive income                                      $11,666            $ 5,412
===========================================================================================


4. Recent Accounting Pronouncements

In April, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 145 (SFAS No. 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The Statement was issued to eliminate an inconsistency in the required accounting for sale-leaseback transactions and certain lease modifications that were similar to sale-leaseback transactions and to rescind SFAS No. 44, "Accounting for Intangible Assets of Motor Carrier" as well as amending other existing authoritative pronouncements to make various technical corrections.

SFAS No. 145 also rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt" and SFAS No. 64 "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Under SFAS No. 4, as amended by SFAS No. 64, gains and losses from the extinguishment of debt were required to be classified as an extraordinary item, if material. Under SFAS No. 145, gains or losses from the extinguishment of debt are to be classified as a component of operating income, rather than an extraordinary item. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early adoption of the provisions related to the rescission of SFAS No. 4 encouraged. Upon adoption, companies must reclassify prior period amounts previously classified as an extraordinary item. Management does not anticipate that the initial adoption of SFAS 145 will have a significant impact on our consolidated financial statements.

In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

This Form 10-Q contains express and implied statements relating to the future financial condition, results of operations, plans, objectives, performance, and business of YNB, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, and financial and other goals. Actual results may differ materially from those expected or implied as a result of certain risks and uncertainties, including, but not limited to, changes in economic conditions, interest rate fluctuations, continued levels of loan quality and origination volume, competitive product and pricing pressures within YNB's markets, continued relationships with major customers including sources for loans and deposits, personal and corporate customers' bankruptcies, legal and regulatory requirements, inflation, technological changes, the success of our growth strategy and the management of growth, as well as other risks and uncertainties detailed from time to time in the filings of YNB with the U.S. Securities and Exchange Commission.

Although YNB believes that the expectations in the forward-looking statements are reasonable, YNB cannot guarantee future results, levels of activity, performance, growth, earnings per share or achievements. Neither YNB nor any other person assumes responsibility for the accuracy and completeness of such statements. YNB is under no duty to update any of the forward-looking statements after the date of this Form 10-Q report to conform such statements to actual results.

Financial Condition

Assets

Total consolidated assets at June 30, 2002 were $2.12 billion, an increase of $176.4 million or 9.1% compared to $1.94 billion at December 31, 2001. The growth in YNB's asset base during the first six months of 2002 was primarily reflected in increases in loans, Federal funds sold and securities available for sale. YNB's emphasis on commercial real estate and business lending was again reflected in the results. By establishing its niche as a strong commercial lender and expanding YNB's relationship banking philosophy into new markets, such as Hunterdon County, New Jersey, YNB continued to experience ongoing asset growth.

Federal funds sold

At June 30, 2002 Federal funds sold totaled $109.0 million compared to $39.0 million at December 31, 2001. Federal funds sold are the primary source of balance sheet liquidity for YNB. The increased level of Federal funds sold at June 30, 2002 was primarily due to deposit growth. The average Federal funds sold balance for the first six months of 2002 was $81.1 million compared to

$61.8 million for the same period in 2001. During the first half of 2002, certificates of deposit (CDs) and Premier money market accounts were competitively priced to provide funding for loan growth as well as stimulating deposit growth in the Hunterdon County, New Jersey market which YNB has targeted for strategic expansion. The resulting growth in deposits throughout our branch network primarily accounted for the increased level of Federal funds sold in the first half of 2002. This has enhanced YNB's liquidity profile and is expected to assist in providing the funding for projected earning asset growth.

Securities

The following tables present the amortized cost and market value of YNB's securities portfolios as of June 30, 2002 and December 31, 2001.

Securities Available For Sale                        June 30, 2002                  December 31, 2001
-----------------------------------------------------------------------------------------------------------
                                                Amortized        Market         Amortized         Market
(in thousands)                                     Cost           Value           Cost             Value
------------------------------------------- ---------------- --------------- ---------------- -------------
U.S. Treasury securities and
     obligations of other U.S.
     government agencies                       $ 161,198        $ 162,641       $ 113,862        $ 113,861
Mortgage-backed securities                       537,935          545,362         521,988          523,179
Corporate obligations                             49,041           47,863          72,946           72,311
All other securities                              39,282           39,282          37,132           37,132
------------------------------------------- ---------------- --------------- ---------------- -------------
Total                                          $ 787,456        $ 795,148       $ 745,928        $ 746,483
===========================================================================================================

Investment Securities                                June 30, 2002                  December 31, 2001
-----------------------------------------------------------------------------------------------------------
                                                Amortized        Market         Amortized         Market
(in thousands)                                     Cost           Value           Cost             Value
------------------------------------------- ---------------- --------------- ---------------- -------------
Obligations of other U.S.
     government agencies                       $  11,000        $  11,028       $  13,000        $  13,066
Obligations of state and
     political subdivisions                       48,915           49,972          48,694           47,729
Mortgage-backed securities                         2,989            3,052           4,059            4,092
------------------------------------------- ---------------- --------------- ---------------- -------------
Total                                          $  62,904        $  64,052       $  65,753        $  64,887
===========================================================================================================

Securities represented 40.5% of total assets at June 30, 2002 and 41.8% at December 31, 2001. Total securities increased $45.8 million or 5.6% to $858.0 million at June 30, 2002 compared to $812.2 million at year-end 2001. The available for sale portfolio represented 92.7% of the total security holdings of YNB at June 30, 2002, compared to 91.9% at year-end 2001.

At June 30, 2002 securities available for sale (AFS) had a net unrealized gain, net of tax effect, of $5.0 million as reported in accumulated other comprehensive income in Stockholders' Equity, as compared to a $361,000 net unrealized gain, net of tax effect, at December 31, 2001. Economic uncertainty has resulted in rapid shifts in the U.S. treasury yield curve. These changes can impact the market value of YNB's securities both positively and negatively. Changes in the treasury yield curve in the second quarter resulted in a net unrealized gain in our AFS portfolio at June 30, 2002 compared to an unrealized loss position at March 31, 2002.

Securities available for sale increased $48.6 million or 6.5% to $795.1 million at June 30, 2002 when compared to the December 31, 2001 balance of $746.5 million. The increase in securities available for sale is primarily the result of a $48.8 million increase in US agency bonds and a net $22.2 million increase in mortgage-backed securities partially offset by a $24.4 million decrease in corporate obligations. To reduce longer-term interest rate risk, in the first six months of 2002, YNB sold 30-year fixed rate mortgage-backed securities, longer term fixed rate trust preferred securities and other securities with longer duration or extension risk to reduce the average duration of the securities portfolio. The proceeds from the sales were used to purchase other mortgage-related securities with less extension risk, shorter term US agency callable bonds and floating rate trust preferred securities. The repositioning of the AFS portfolio to reduce average duration is expected to provide more consistent cash flows to invest in what management projects to be a higher interest rate environment over the next two years. Corporate obligations declined $24.4 million primarily due to the sale of a $25.0 million investment in a money market fund.

Investment securities decreased $2.9 million to $62.9 million at June 30, 2002 from $65.8 million at December 31, 2001. The decrease was due to principal paydowns on mortgage backed securities and calls on US agency bonds, partially offset by an increase in tax-free municipal bonds.

Management continues to use an investment leverage strategy (Investment Growth Strategy) to increase net interest income by purchasing securities utilizing borrowed funds. At June 30, 2002, the Investment Growth Strategy securities decreased $10.1 million from the year-end 2001 level to $362.7 million. Management utilizes asset liability simulation models to analyze risk and reward relationships and the degree of interest rate risk exposure associated with this strategy. The income generated from this strategy has offset the costs associated with the growth of YNB's infrastructure and enhanced total net interest income. This strategy has continued to positively contribute to earnings per share and return on average equity and has been capped at $380.0 million for 2002.

Loans

The loan portfolio represents YNB's largest earning asset class and is a significant source of interest income. Total loans increased $65.1 million or 6.5% to $1.07 billion at June 30, 2002 from $1.01 billion at December 31, 2001. By establishing its niche as a strong commercial lender while expanding geographically, YNB has continued to experience ongoing growth. YNB's loan portfolio represented 50.6% of total assets at June 30, 2002 compared to 51.9% at December 31, 2001. YNB's lending focus continues to be on commercial real estate loans, as well as commercial and industrial loans. Strong competition from both bank and non-bank competitors, and the lower interest rate environment, has resulted in comparatively lower yields on new and established lending relationships. In addition to competition, borrowers' concerns over the economy, real estate prices and interest rates could all be factors in slowing future loan growth. The majority of YNB's business is with customers located within Mercer County, New Jersey and contiguous counties. Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the region's economic environment and real estate market. The table below lists loan growth by type for the period of December 31, 2001 to June 30, 2002.

Loan Portfolio Composition
--------------------------------------------------------------------------------------------------------------------
 (in thousands)                                        06/30/02          12/31/01             Change       % change
-------------------------------------------------- -----------------------------------------------------------------
Commercial real estate
     Owner occupied                                 $   161,370       $   143,767        $    17,603          12.2%
     Investor occupied                                  287,063           255,471             31,592          12.4
     Construction and development                        98,035            99,978             (1,943)         (1.9)
-------------------------------------------------- -----------------------------------------------------------------
                                                        546,468           499,216             47,252           9.5
Residential
     Multi-family                                        42,974            33,970              9,004          26.5
     1- 4 family                                        112,217           107,840              4,377           4.1
-------------------------------------------------- -----------------------------------------------------------------
                                                        155,191           141,810             13,381           9.4
Commercial and industrial
     Term                                               118,018           117,005              1,013           0.9
     Lines of credit                                    158,379           164,075             (5,696)         (3.5)
     Demand                                                 969             1,055                (86)         (8.2)
-------------------------------------------------- -----------------------------------------------------------------
                                                        277,366           282,135             (4,769)         (1.7)
Consumer
     Home equity                                         66,411            58,084              8,327          14.3
     Installment                                         21,497            19,266              2,231          11.6
     Other                                                6,137             7,462             (1,325)        (17.8)
-------------------------------------------------- -----------------------------------------------------------------
                                                         94,045            84,812              9,233          10.9
================================================== =================================================================
Total loans                                         $ 1,073,070       $ 1,007,973        $    65,097           6.5%
===================================================================================================================

Commercial real estate loans consist of owner occupied, investor occupied, and construction and land development loans. Construction and land development loans include residential and commercial projects. Loans are typically made to experienced residential or commercial construction developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. YNB's lending policies generally require an 80% or lower loan-to-value ratio for commercial real estate mortgages. Collateral values are established based upon independently prepared appraisals. Commercial real estate loans increased $47.3 million in the first six months of 2002 with growth in investor occupied and owner occupied loans which increased $49.2 million. Growth in commercial real estate loans accounted for 72.6% of the total loan growth year to date.

Residential loans include multi-family and 1-4 family loans. This portion of the portfolio totaled $155.2 million at June 30, 2002, up $13.4 million or 9.4% from year-end 2001. The residential 1-4 family loans include mortgages of $112.2 million which represent 72.3% of the total residential loans. YNB's residential mortgage loans are secured by first liens on the underlying real property. YNB is a participating seller/servicer with FNMA and FHLMC and generally underwrites its single family residential mortgage loans to conform to the standards required by these agencies. Multi-family loans, which represented $43.0 million of the total residential loans, are multi-family or other 1-4 family loans that are not secured by first liens or do not meet the underwriting standards of FNMA or FHLMC. Total residential loans increased due to increases in both 1-4 family and multi-family loans. Low interest rates have increased refinance activity and accounted for the modest growth experienced in residential loans in 2002.

Commercial and industrial loans are typically loans made to small and middle market businesses for a wide variety of needs including working capital loans, which are used to finance inventory, receivable, and other working capital needs of commercial borrowers. Term loans are provided for equipment needs. Commercial and industrial loans include term loans, lines of credit and demand loans. Commercial and industrial loans decreased $4.7 million or 1.7% to $277.4 million at June 30, 2002 from $282.1 million at December 31, 2001. The reason for the decrease was a decline in business lines of credit outstanding and demand loans partially offset by an increase in term loans. Management believes that concerns about the economy have slowed business activity which accounts for the decrease in commercial and industrial loans in the first half of 2002.

Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Consumer loans increased $9.2 million or 10.9% to $94.0 million at June 30, 2002 from $84.8 million at December 31, 2001. The growth was reflected in increased home equity loans and lines, and to a lesser extent, higher installment loans offset by a decrease in other consumer loans. Comparatively lower interest rates accounted for the increased activity in the home equity portfolio in 2002. YNB's focus on the expansion of its retail network is expected to generate opportunities to increase the size of the consumer loan portfolio.

As part of YNB's internal monitoring of credit extension and regulatory compliance, YNB recently determined that extensions of credit to companies presumed under applicable regulations to be controlled by one of its non-management directors (in many of which the director has a minority interest), which total approximately $29 million, together with direct extensions of credit to that director of approximately $1 million, are presumed to be in excess of applicable regulatory limitations. As of the date of this report, all of the extensions of credit to the director and companies controlled by the director are current and performing. YNB has notified the Office of the Comptroller of the Currency of its findings. We are evaluating steps to address this matter, which may include selling participations in certain loans to other banks, or divestitures by the director of his control over certain companies. The director is fully cooperating and assisting in this process. YNB is also taking steps to review and revise its internal policies and procedures to ensure future compliance with these rules. Based upon YNB's preliminary review of this matter and actions taken to date, YNB does not anticipate that this matter will have any material adverse impact on the results of operations or financial condition of YNB.


Deposit liabilities

The following table provides information concerning YNB's deposit base at June 30, 2002 and December 31, 2001.

Deposits
--------------------------------------------------------------------------------------------------------------------
(in thousands)                                          6/30/02         12/31/01           Change        % Change
--------------------------------------------- ----------------------------------------------------------------------
Non-interest bearing demand
     deposits                                        $  124,360       $  114,405        $    9,955          8.7%
Interest bearing demand deposits                        115,604          105,354            10,250          9.7
Money market deposits                                   268,187          203,872            64,315         31.5
Savings deposits                                         81,108           77,168             3,940          5.1
Certificates of deposit of $100,000
     and over                                           152,798          137,684            15,114         11.0
Other time deposits                                     477,472          454,207            23,265          5.1
--------------------------------------------- ----------------------------------------------------------------------
Total                                                $1,219,529       $1,092,690        $  126,839         11.6%
====================================================================================================================

YNB's deposit base is the principal source of funds supporting interest-earning assets. Total deposits increased $126.8 million or 11.6% to $1.22 billion at June 30, 2002 compared to $1.09 billion at December 31, 2001. The growth in YNB's deposit base in the first six months of 2002 was primarily driven by growth in money market balances and other time deposits. In this lower interest rate environment, YNB's depositors have shown a preference for our Premier money market deposit accounts as opposed to CDs.

YNB markets its CDs through its branch network and through a computer based service provided by an independent third party which enables YNB to place CDs nationally. Total CDs, which include CDs of $100,000 and over and other time deposits, increased $38.4 million or 6.5% to $630.3 million at June 30, 2002 from $591.9 million at December 31, 2001. The increase resulted from modestly higher balances of CDs raised through the branch network and an increase in CDs raised through the previously mentioned nationwide computer based service. At June 30, 2002, YNB had approximately $141.9 million in CDs obtained through this service, compared to approximately $107.0 million at December 31, 2001. The increase in funds obtained through this service were used to fund earning asset growth and enhance liquidity. In-market CDs generated through the branch network increased modestly as the bank actively marketed longer-term (2 to 3 year) CDs as part of the promotion associated with the opening of its two newest branches in Hunterdon County, New Jersey. CDs continue to be an important source of funding for YNB in 2002, representing 51.7% of the total deposits at June 30, 2002 compared to 54.2% at year-end 2001. While CDs will continue to represent an important funding vehicle, management is continuing its efforts to further expand lower cost core deposits and reduce the need for higher cost funding sources in both new and existing markets.

Non-interest bearing demand deposits increased $10.0 million or 8.7% to $124.4 million at June 30, 2002 compared to $114.4 million at December 31, 2001. On an average basis non-interest bearing demand deposits totaled $113.0 million for the first six months of 2002 compared to $96.9 million for the same period in 2001. The increase in demand deposits is primarily attributable to the growth in business checking accounts.

Interest bearing demand deposits increased $10.3 million or 9.7% to $115.6 million at June 30, 2002 from $105.3 million at year-end 2001. Depositor and sales force incentives, in addition to active marketing, contributed to the growth in interest bearing demand deposits experienced in 2002. In addition, money market balances increased $64.3 million or 31.5% to $268.2 million at June 30, 2002 from $203.9 million at December 31, 2001. The increase in money market balances resulted from new money market account customers and existing depositors shifting out of CDs into YNB's Premier money market accounts. Management believes this reflects our depositors' preference to invest their funds in liquid money market accounts in anticipation of higher interest rates later in 2002. Savings deposits increased $3.9 million or 5.1% to $81.1 million at June 30, 2002 from $77.2 million at December 31, 2001.

While it is management's strategy to fund earning asset growth with the lowest cost deposits, core deposit growth levels, excluding certificates of deposit, have historically not been adequate to meet loan demand and are not expected to be adequate to fully meet loan demand in the future. YNB's ability to generate lower cost deposits could affect net interest income levels. The continuing reliance on higher cost CDs to fund asset growth is the principal factor in the continued pressure on YNB's net interest margin.

Management believes that expansion of YNB's branch network will play an important role in reducing the overall cost of deposits by attracting lower-cost and interest-free deposits to reduce YNB's reliance on higher-cost CDs. The recently opened Hunterdon, New Jersey regional headquarters and the 8 Main Street branch in Flemington, New Jersey should help YNB attract core deposits in the Hunterdon County, New Jersey market. In addition, YNB has received regulatory approval to open its first branch in Middlesex County, New Jersey. YNB currently has loan relationships in that marketplace and the opening of a branch is expected to allow YNB to increase its share of the deposit business of these customers. The branch is expected to open in the fourth quarter of 2002. Management continues to evaluate new branch locations in its existing markets as well as new markets.

Borrowed Funds

YNB's primary funding strategy is to rely on deposits to fund new loan growth whenever possible and to utilize borrowed funds as a secondary funding source for loans. YNB uses borrowed funds for its earning asset growth not supported by deposit generation and for asset liability management purposes. Borrowed funds consist primarily of securities sold under agreements to repurchase and Federal Home Loan Bank (FHLB) advances. Borrowed funds totaled $746.8 million at June 30, 2002, an increase of $39.7 million from the $707.1 million outstanding at December 31, 2001. The increase in borrowed funds resulted primarily from an increase in FHLB advances to manage interest rate risk exposure specifically if interest rates rise.

YNB had FHLB advances outstanding of $735.0 million at June 30, 2002 compared to $695.0 million at December 31, 2001. YNB has utilized callable FHLB advances and floating rate FHLB advances to fund both Investment Growth Strategy purchases as well as other earning assets. At June 30, 2002 callable advances totaled $598.0 million or 81.4% of advances outstanding compared to $555.0 million or 79.9% at December 31, 2001. Callable FHLB advances have terms of two to ten years and are callable after periods ranging from three months to five years. There were $456.0 million in callable advances with call dates in 2002 outstanding as of June 30, 2002. Management anticipates at the current interest rate level there will be limited FHLB advances called in 2002. In the first quarter of 2002, management shifted its borrowing strategy away from floating rate borrowings and targeted longer-term callable borrowings with extended lockout periods. Management believes that this type of borrowing will help to protect future income and reduce longer-term interest rate risk should interest rates begin to increase. While this strategy may result in a higher cost of borrowed funds in the current period, it reduces the overall risk exposure of YNB to rising interest rates.

In addition to the FHLB advance program, YNB also has the ability to borrow from the FHLB through its line of credit program, subject to collateral requirements and other restrictions. YNB also maintains unsecured Federal funds lines with four commercial banks totaling $25.0 million for daily funding needs.

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

On October 16, 1997, the Holding Company, through Trust I, completed the sale of $11.5 million of 9.25% Trust Preferred Securities to the public. These securities are redeemable in whole or in part prior to maturity after November 1, 2002.

As of June 30, 2002, all $32.5 million in Trust Preferred Securities outstanding qualify as Tier 1 capital.

Equity Capital

Stockholders' equity at June 30, 2002 totaled $103.8 million, an increase of approximately $10.6 million or 11.3%, compared to $93.2 million at December 31, 2001. This increase resulted from the following factors:

(i) YNB earned net income of $7.0 million and paid cash dividends of $1.7 million for the six months ended June 30, 2002.

(ii) The net unrealized gain on securities available for sale was $5.0 million at June 30, 2002 compared to a net unrealized gain of $361,000 at December 31, 2001. The increase in the net unrealized gain resulted in a $4.6 million increase in Stockholders' equity.

(iii) Proceeds of $400,000 from the exercise of stock options by directors and officers and a $26,000 increase associated with the fair market value adjustment related to the allocation of shares to employee accounts in the ESOP.

(iv) A reduction in unallocated ESOP shares of $200,000 to $600,000 at June 30, 2002 from $800,000 at December 31, 2001 resulted in an increase of $200,000 in Stockholders' equity.

The table below presents the actual capital amounts and ratios of the Holding Company and the Bank:

                                                            Amount                              Ratios
--------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                            06/30/02          12/31/01         06/30/02          12/31/01
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Risk-based capital:
     Tier 1:
          Holding Company                        $131,261            $123,838          10.0%            10.0%
          Bank                                    126,537             120,621           9.7              9.8
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
     Total:
          Holding Company                         146,359             138,919          11.2             11.3
          Bank                                    141,635             134,163          10.8             10.9
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Tier 1 leverage:
          Holding Company                        $131,261            $123,838           6.5              6.9
          Bank                                    126,537             120,621           6.3%             6.8
--------------------------------------------------------------------------------------------------------------------

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be considered "well capitalized," an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At June 30, 2002, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is management's goal to maintain adequate capital to continue to support YNB's asset growth and maintain its status as a well-capitalized institution.

Credit Quality

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of June 30, 2002 and December 31, 2001.

Nonperforming Assets
--------------------------------------------------------------------------------------------------
(in thousands)                                                          06/30/02         12/31/01
--------------------------------------------------------------------------------------------------
Nonaccrual loans:
     Commercial real estate                                            $1,443             $  888
     Residential                                                        1,710              1,133
     Commercial and industrial                                          1,465              1,494
     Consumer                                                             171                 98
--------------------------------------------------------------------------------------------------
          Total                                                         4,789              3,613
--------------------------------------------------------------------------------------------------
Restructured loans                                                        745                770
--------------------------------------------------------------------------------------------------
Loans 90 days or more past due:
     Residential                                                          403                514
     Consumer                                                             157                228
--------------------------------------------------------------------------------------------------
          Total                                                           560                742
--------------------------------------------------------------------------------------------------
Total nonperforming loans                                               6,094              5,125
--------------------------------------------------------------------------------------------------
Other real estate                                                       1,257              2,329
--------------------------------------------------------------------------------------------------
Total nonperforming assets                                             $7,351             $7,454
--------------------------------------------------------------------------------------------------

Allowance for loan losses to total loans, end of period                  1.41%              1.34%

Allowance for loan losses to nonperforming loans, end of period        247.75%            264.23%
==================================================================================================

Nonperforming assets, which consist of nonperforming loans and other real estate, totaled $7.4 million at June 30, 2002, a $100,000 or 1.4% decrease from the $7.5 million level at December 31, 2001. Nonperforming assets over the past five years have averaged approximately $7.9 million. Total nonperforming assets as a percentage of total assets were 0.35% at June 30, 2002 compared to 0.38% at December 31, 2001. The modest decrease in this ratio resulted from a small decrease in nonperforming assets and an increase in total assets.

At June 30, 2002, nonperforming loans, which are loans 90 days or more past due, restructured loans and nonaccrual loans, totaled $6.1 million, a $969,000 or 18.9% increase from $5.1 million at December 31, 2001. The increase in nonperforming loans resulted from an increase in nonaccrual loans partially offset by decreases in restructured and loans 90 days or more past due. Nonaccrual loans increased primarily due to increases in nonaccrual commercial real estate and residential loans.

Other real estate totaled $1.3 million at June 30, 2002 reflecting a $1.0 million decrease from the $2.3 million in other real estate at December 31, 2001. The decline in other real estate was primarily caused by the sale of one property and write-downs on two other properties. YNB continues to aggressively work to reduce the level of other real estate owned. Other real estate properties have been written down to the lower of cost or fair value less disposition expenses.

Management's primary objective with respect to YNB's lending activities is to maintain a high credit quality loan portfolio regardless of the economic climate. The slow down in the economy could cause nonperforming asset levels to increase from the current or historical levels, which would have a negative impact on earnings.

Allowance for Loan Losses

The allowance for loan losses totaled $15.1 million at June 30, 2002, an increase of $1.6 million from the $13.5 million at year-end 2001. The provision for loan losses for the first six months of 2002 was $1.63 million compared to $1.58 million for the same period of 2001. The provision for loan losses for the second quarter of 2002 was $1.1 million compared to $650,000 for the second quarter of 2001. For the second quarter of 2002, the provision for loan losses was comparatively higher due to a $637,000 increase in nonperforming loans. Gross charge-offs were $108,000 for the first six months of 2002 compared to $1.4 million for the same period in 2001. Gross recoveries were $39,000 for the first six months of 2002 compared to $310,000 for the same period in 2001. Annualized net charge-offs as a percentage of average loans were 0.01% for the first six months of 2002 compared to 0.25% for the same period in 2001. This compares to net charge-offs as a percentage of average loans ratio of 0.15% for the year ended December 31, 2001. Management believes based on historical experience that net charge-offs as a percentage of average loans for the first six months of 2002 is not a reliable indicator of YNB's future net charge-offs.

Management maintains the allowance for loan losses at a level determined in accordance with management's documented allowance adequacy methodology. It is management's assessment, based on its estimates, that the allowance is appropriate in relation to the credit risk exposure levels. One measure of the adequacy of the allowance for loan losses is the ratio of allowance for loan losses to total loans. This ratio was 1.41% at June 30, 2002 compared to 1.34% at December 31, 2001. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. This ratio was 247.75% at June 30, 2002 compared to 264.23% at December 31, 2001.

Results of Operations

Net Income

YNB reported net income of $7.0 million for the six months ended June 30, 2002, an increase of $1.9 million or 37.0% compared to $5.1 million for the same period in 2001. The increase in net income for the first six months of 2002 compared to the same period in 2001 is primarily attributable to higher net interest income and increased non-interest income partially offset by an increase in non-interest expense. Basic earnings per share for the six months ended June 30, 2002 increased $0.19 or 27.5% to $0.88 compared to $0.69 for the same period in 2001. Diluted earnings per share for the six months ended June 30, 2002 increased $0.17 or 24.6% to $0.86 compared to $0.69 for the same period in 2001. The increase in earnings per share was due to higher net income partially offset by the higher average number of shares outstanding resulting primarily from last year's private placement of common equity.

On a quarterly basis, net income for the second quarter of 2002 was $3.5 million, which represents an increase of $1.1 million or 47.1% compared to the net income for the same period in 2001. The primary reason for the increase in net income in the quarter was higher net interest and non-interest income partially offset by increased non-interest expense. On a per share basis, basic earnings per share for the second quarter of 2002 was $0.44, an increase of $0.11 or 33.3% when compared to the same period in 2001. Diluted earnings per share increased $0.11 or 34.4% to $0.43 for the second quarter of 2002 compared to $0.32 for the same period in 2001. The increase in earnings per share was due to the higher level of net income partially offset by the increased number of shares outstanding.

Net Interest Income

YNB's net interest income for the first six months of 2002 was $22.2 million, an increase of $4.3 million or 23.6% from the same period in 2001 principally because interest expense declined at a quicker rate than interest income. Other time deposits, due to their longer maturity structure, reprice more slowly than YNB's earning asset base. Since these deposits only reprice at the maturity date, the other time deposits that repriced in the first half of 2002 are now reflecting the full decline in interest rates already experienced by YNB's earning asset base in 2001. For the first six months of 2002, interest income decreased by $568,000 compared to the same period in 2001 while interest expense decreased by $4.8 million compared to the same period in 2001. The most important factor in the improvement in net interest income was the reduction in the cost of other time deposits which declined 239 basis points to 4.00% for the first six months of 2002 compared to 6.39% for the same period in 2001. Overall, the cost of interest bearing deposits declined 205 basis points to 3.34% for the first six months of 2002 when compared to the 5.39% for the same period in 2001.

The net interest margin (tax equivalent basis), which is net interest income divided by average interest earning assets, for the first six months of 2002 was 2.35%, a 7 basis point or 3.1% increase compared to 2.28% for the same period in 2001. The increase in the margin was due to slightly higher growth in interest earning assets compared to interest bearing liabilities combined with total interest bearing liability costs declining 19 basis points more than the yield on earning assets. The net interest margin also showed improvement when compared to the prior quarter. The net interest margin stabilized in the fourth quarter of 2001 at 2.07% and improved to 2.30% for the first quarter of 2002. Management anticipates, based on the current rate environment, that the net interest margin will continue to improve during 2002 principally based on the continuing repricing of time deposits at lower rates.

On a quarterly basis, net interest income was $11.6 million, an increase of $3.1 million or 36.3% when compared to the second quarter of 2001. The net interest margin (tax equivalent basis), for the three months ended June 30, 2002 was 2.41% a 31 basis point or 14.8% increase from the same period in 2001. The increase in the net interest margin was due to the cost of interest bearing liabilities decreasing 144 basis points to 4.03% for the quarter compared to 5.47% for the same period in 2001. Over this same time period, the yield on earning assets decreased 103 basis points to 6.05% for the quarter compared to 7.08% for the same period in 2001.

The net interest margin for the six and three months comparative periods in 2002 and 2001 was negatively impacted by the Investment Growth Strategy. The securities in the Investment Growth Strategy at June 30, 2002 were approximately $362.7 million compared to $372.8 million at December 31, 2001. The targeted spread on this strategy is 75 basis points after tax. Because of the relatively low targeted spread on this strategy, there is a negative impact to the net interest margin and typically return on average assets. Conversely, the strategy is designed to increase both return on average stockholders' equity and earnings per share, the primary goals of the strategy, which were achieved for the three and six months ended June 30, 2002.

Interest Income

For the first six months of 2002, total interest income was $58.8 million, a decrease of $568,000 or 1.0% when compared to interest income of $59.4 million for the same period in 2001. This decrease was primarily due to lower loan and investment yields as a result of the aggressive lowering of short-term interest rates (475 basis points in 2001) by the Federal Reserve, partially offset by higher average balances of loans and securities. Average loans increased $189.1 million or 22.4% while the yield on loans decreased 133 basis points to 6.95% for the six months ended June 30, 2002 from 8.28% for the same period in 2001. The lower loan yield reflected the lower overall interest rate environment in the first six months of 2002 when compared to the same period in 2001. Interest and fees on loans for the six months ended June 30, 2002 increased $968,000 or 2.8% to $35.9 million from $34.9 million for the same period in 2001. Average securities for the six months ended June 30, 2002 increased $111.6 million or 15.7% to $823.4 million when compared to the $711.8 million for the same period in 2001. Over the same period, the yield on the securities portfolio decreased 102 basis points to 5.39% from 6.41%. Interest on securities declined $625,000 or 2.7% to $22.2 million for the six months ended June 30, 2002 compared to $22.8 million for the same period in 2001. The decline in interest income resulted from the overall lower yield on the securities portfolios partially offset by the higher average balance of securities. The lower yield on the securities portfolios is due, in part, to management's strategy of reducing the portfolio duration in order to better position YNB for the possibility of a rising rate environment.

For the second quarter of 2002, total interest income was $29.9 million, an increase of $404,000 or 1.4% when compared to the $29.5 million for the second quarter of 2001. The increase in interest income was due to higher average balances of loans and securities, partially offset by lower yields on both asset types. The overall yield on earning assets for the second quarter of 2002 was 6.05% a 103 basis point decline from the 7.08% for the same period in 2001. The decrease in the yield on earning assets was primarily due to the lower interest rate environment in the second quarter of 2002 compared to the same period in 2001 and the shorter duration of the investment portfolio.

Interest Expense

Total interest expense decreased $4.8 million or 11.6% to $36.6 million for the first six months of 2002 compared to $41.4 million for the same period in 2001. The decrease in interest expense for the comparable time periods resulted primarily from lower rates paid on time deposits and borrowed funds partially offset by higher overall average balances on these interest-bearing liabilities. Average interest bearing liabilities were $1.8 billion for the six months ended June 30, 2002 reflecting an increase of $295.1 million or 19.8% when compared to the average balance of $1.5 billion for the same period in 2001. The average rate paid on interest bearing liabilities for the six months ended June 30, 2002 decreased 145 basis points to 4.09% from 5.54% for the same period of 2002.

Interest expense on savings, money markets and interest bearing demand accounts increased $812,000 or 16.5% to $5.7 million for the first six months of 2002 when compared to $4.9 million for the same period in 2001. The primary cause for this increase was the increase in the average balance of these accounts of $153.0 million or 52.5%, to $444.5 million for the six months ended June 30, 2002 from $291.5 million for the same period in 2001. The majority of the growth has been in Premier money market balances. This growth in average balances resulted from a combination of new accounts and YNB's depositors reinvesting proceeds from maturing CDs into YNB's competitively priced Premier money market account. The cost of all funds in this category decreased 79 basis points to 2.58% for the six months ended June 30, 2002 compared to 3.37% for the same period in 2001. The primary cause for the decline in cost of these deposit types has been the overall decline in interest rates. Management has focused on generating core deposit balances in the accounts described above as the preferred source to fund earning asset growth. Money market accounts, for example, are historically less expensive than CDs and present more opportunities to cross sell other bank products and services.

Interest on other time deposits decreased $5.1 million to $8.9 million for the six months ended June 30, 2002 from $14.0 million for the same period in 2001. This decrease was caused by a decline of 239 basis points in the cost of other time deposits to 4.00% from 6.39% for the periods. Partially offsetting the reduced interest cost was a modest increase of $7.9 million in the average outstanding balance to $446.5 million for the six months ended June 30, 2002, when compared to the average balance of $438.6 million for the same period in 2001. Management anticipates, based on the pricing characteristics of YNB's other time deposits and current market rates, that the cost of other time deposits will continue to decline throughout 2002 but at a slower rate.

Interest on CDs of $100,000 and over decreased $1.4 million or 34.3% to $2.7 million for the six months ended June 30, 2002 from $4.1 million for the same period in 2001. The decrease was caused by the decline in the average rate paid of 299 basis points to 3.62% for the first six months of 2002 from 6.61% for the same period in 2001 partially offset by the increase in the average outstanding balance of $24.7 million or 19.8% to $150.0 million for the comparative period. Through the computer based service utilized by YNB CDs of $100,000 and over were increased during the first six months of 2002 to enhance liquidity and fund asset growth at lower costs compared to those associated with the generation of in-market CDs. The sharp decline in the cost of CDs of $100,000 and over reflects the repricing of these deposits lower in the first half of 2002 as compared to the same time period in 2001.

Interest expense on borrowed funds increased $717,000 or 4.2% to $17.6 million for the first six months of 2002 when compared to $16.9 million for the same period in 2001. The increased expense was caused by a $106.7 million or 17.6% increase in the average balance outstanding in the first six months of 2002 to $714.5 million when compared to the $607.8 million for the same period in 2001. The rate paid on borrowed funds decreased 63 basis points for the six months ended June 30, 2002 to 4.94% from the 5.57% for the same period last year. The decline in the rate on borrowed funds resulted from a change in the borrowing mix implemented in 2001. The majority of new borrowings in 2001 were floating rate FHLB advances tied to three month LIBOR. As rates continued to fall in 2001 these borrowings repriced lower. In addition, the retirement of $50.0 million in callable advances and their replacement into lower cost floating rate borrowings also contributed to the lower rate on borrowed funds. Since a significant portion of the callable borrowed funds are at rates above the current rates offered on similar borrowings, management anticipates there will be limited calls in the near future. In addition, YNB may not prepay these borrowings without a prepayment penalty. This means that there are limited opportunities to reprice these borrowings lower as rates decline. In 2002, YNB has shifted its borrowing strategy away from floating rate borrowings and into longer-term callable borrowings. While this strategy may result in a higher cost of borrowed funds in the current period, it reduces the overall risk exposure of YNB to rising interest rates.

For the second quarter of 2002, total interest expense decreased $2.7 million or 12.8% when compared to the $21.0 million for the same period in 2001. The overall cost of interest bearing liabilities decreased 144 basis points to 4.03% for the second quarter of 2002 compared to 5.47% for the second quarter of 2001. The reasons for this decrease in interest expense are the same as for the six month period as discussed above.

While YNB seeks to fund asset growth with lower cost core deposits such as savings, money market, interest bearing checking and non-interest bearing demand deposits, this is not generally possible, as asset growth rates have historically exceeded the growth rate in core deposits. To attract lower cost deposits to fund asset growth, management has continued to aggressively market several lower cost products including Premier money market accounts and a free checking product. Management anticipates that over time, these new products, along with additional branches in new markets, should result in lower cost core deposits providing a higher percentage of the new funding than has been experienced recently. This anticipated improvement in the deposit mix is expected to help reduce the reliance on higher cost CDs.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2002 was $1.6 million and at approximately the same level recorded for the first six months of 2001. While net charge-offs declined from the same period last year, the provision level reflected continued ongoing loan growth, and an increase in nonaccrual loans from the prior quarter and 2001 year end levels. Management believes that the allowance for loan losses is appropriate in relation to the credit risk exposure levels.

For the three months ended June 30, 2002 the provision for loan losses was $1.1 million a $425,000 increase from the $650,000 in provision for the same period in 2001. The primary cause for the increased provision were the same as for the six month period as discussed above.

Non-interest Income

Total non-interest income for the first six months of 2002 was $4.2 million, an increase of $740,000 or 21.3% over non-interest income of $3.5 million for the same period in 2001. The increase was due principally to higher net securities gains and increased service charges on deposit accounts.

Service charges on deposit accounts increased $188,000 or 21.4% to $1.1 million for the six months ended June 30, 2002 compared to $880,000 for the same period in 2001. Service charge income has primarily increased in the first six months of 2002 due to increased income from overdraft fees and growth in the core deposit base. Management believes that, as YNB focuses its efforts on increasing lower cost checking accounts, service charge income will continue to increase.

Net gains on sale of securities totaled $1.6 million in the first six months of 2002 compared to $1.1 million in net gains on sale of securities for the same period in 2001. The gains resulted primarily as a result of the sale of fixed rate 30-year mortgage backed securities, fixed rate trust preferred securities and other securities with longer duration or extension risk. These securities were sold to achieve the asset/liability objective of reducing longer-term interest rate risk in an increasing interest rate environment.

Earnings on bank owned life insurance were $843,000 for the first six months of 2002 compared to $882,000 for the same period in 2001. The decline in income was due to lower yields on floating rate bank owned life insurance assets. The income earned on these assets is used to offset the benefit costs of deferred compensation programs.

Other non-interest income increased $93,000 or 15.8% to $683,000 for the first six months ended June 30, 2002 from $590,000 for the same period in 2001. Other non-interest income includes a variety of fee-based services. These include Second Check(R) fees, check fees and automated teller machine fees on non-customers. As YNB's customer base has broadened, the income from these services has increased.

For the three months ended June 30, 2002 total non-interest income increased $404,000 or 21.1% to $2.3 million from $1.9 million for the same period in 2001. The key factor accounting for this improvement was a $300,000 increase in net gains on sale of securities.

Non-interest income represented 6.7% of YNB's total revenue in the first six months of 2002 compared to 5.5% for the same period in 2001. The improvement in this ratio was due to greater gains on sale of securities and increased service charge income. As part of YNB's longer-term strategic goal to increase non-interest income, our subsidiary, YNB Financial Services, Inc. has generated modest investment and insurance fee income. YNB Financial Services, Inc. through a third party provider offers ancillary products, including brokerage services, which help to solidify existing banking relationships while modestly enhancing non-interest income.

Non-interest Expense

Total non-interest expense increased $2.2 million or 16.8% to $15.1 million for the first six months of 2002 compared to $12.9 million for the same period in 2001. The increase in non-interest expense was primarily due to increases in salaries and employee benefits, occupancy and other non-interest expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.50% for the first six months of 2002 compared to 1.53% for the same period of 2001. The improvement in this ratio is due to the strong asset growth partially offset by the increase in non-interest expenses experienced by YNB as described below. YNB's efficiency ratio for the first six months of 2002 was 57.17% compared to 60.32% for the same period in 2001. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources. The improvement in the efficiency ratio was due to both increased net interest and non-interest income partially offset by higher non-interest expense.

Salaries and employee benefits increased $1.3 million or 17.9% to $8.6 million for the first six months of 2002 compared to $7.3 million for the same period in 2001. Salaries and employee benefits expense accounted for 56.8% and 56.3% of total non-interest expenses for the first six months of 2002 and 2001, respectively. Full time equivalent employees increased to 310 at June 30, 2002 compared to 270 at June 30, 2001. Salary expense increased $957,000 or 17.5% reflecting increased staffing levels throughout YNB as the organization continues to grow and normal salary increases. Benefit expense increased $343,000 or 19.2% primarily due to higher costs associated with the increased number of employees at YNB as well as increased costs associated with medical insurance premiums.

Occupancy expense for the first six months of 2002 was $1.7 million, an increase of $359,000 or 27.2% compared to $1.3 million for the same period in 2001. Total rent expense on leased properties increased $300,000 and was the primary reason for the increase in occupancy expense. The rent expense increase resulted primarily from the costs associated with YNB's new operations center and, to a lesser extent, the Hunterdon, New Jersey regional headquarters as well as occupancy costs associated with new branches opened after the first six months of 2001.

Equipment expense increased $136,000 or 13.5% to $1.1 million for the first six months of 2002 from $1.0 million for the same period in 2001. The increase in equipment costs reflects the continuing efforts of YNB to maintain and upgrade technology and systems in order to provide quality products and service.

Other non-interest expenses increased $380,000 or 11.4% to $3.7 million for the first six months of 2002. This compares to $3.3 million for the same period in 2001. The major factor for the increase in this expense category was a $520,000 increase in other real estate expense to $653,000 for the six months ended June 30, 2002 compared to $133,000 for the same period in 2001. The increased other real estate expenses relates to realized and unrealized losses on other real estate properties as well as costs associated with these properties.

For the three months ended June 30, 2002 total non-interest expense increased $1.4 million or 21.1% to $7.9 million from $6.5 million for the same period in 2001. The primary factor for this increase was a $648,000 or 17.5% increase in salary and benefit expense to $4.3 million for the three months ended June 30, 2002 when compared to the $3.7 million for the same period in 2001. A second factor was a $420,000 increase in other non-interest expense to $2.1 million for the three months ended June 30, 2002 from $1.7 million for the same period in 2001. The primary cause for the increase in other non-interest expense was a $536,000 increase in other real estate expense to $618,000 for the three months ended June 30, 2002 compared to $82,000 for the same period in 2001. YNB also had modest increases in occupancy and equipment expense and a modest decline in other non-interest expense.

Income Tax Expense

The effective income tax rate for the six months ended June 30, 2002 was 27.6% compared to 26.1% for the same period in 2001. The increase in the tax rate and increased tax expense resulted from the growth in overall income exceeding the growth in tax-free income. Total income tax expense for the six months ended June 30, 2002 was $2.7 million, an increase of $864,000 from $1.8 million for the same period in 2001.

The effective tax rate for the three months ended June 30, 3002 was 28.0% compared to 25.5% for the same period in 2001. Total income tax expense for the three months ended June 30, 2002 was $1.4 million, an increase of $550,000 from the $823,000 for the same period in 2001. The reasons for the increase are the same as for the six month period as discussed above.

On July 2, 2002 the state legislature passed the New Jersey Business Tax Reform Act. This act created an alternative minimum assessment for companies that operate in New Jersey. Although the tax is retroactive to the beginning of 2002, since it was not enacted until the third quarter of 2002, there is no impact on income tax expense for the three and six months ended June 30, 2002. A preliminary analysis of the tax impact on YNB indicates an additional tax liability of approximately $300,000 for the first six months of 2002. The tax is retroactive to January 1, 2002 and the tax for the first six months of 2002 will be reflected in YNB's third quarter results.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB's market risk from December 31, 2001 except as discussed below. For information regarding YNB's market risk refer to the Company's 2001 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended December 31, 2001.

Management has followed a strategy of positioning YNB for the possibility of rising rates. This has involved shortening the duration of the investment portfolio, offering attractive rates on longer-term CDs and borrowing callable advances with long lockout periods. While these actions have had a negative impact on the level of improvement in the net interest margin, the benefit is reflected in improved simulation and economic value of equity results in a plus 200 basis points environment.

YNB manages interest rate risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value risk models and simpler gap analysis. At June 30, 2002 the cumulative one year gap was a negative $22.4 million or 1.1% of total assets compared to a negative $223.8 million or 11.5% of total assets at December 31, 2001.

Simulation analysis involves dynamically modeling YNB's interest income and interest expense over a specified time period under various interest rate scenarios and balance sheet structures. YNB uses simulation analysis primarily to measure the sensitivity of net interest income over 12 and 24-month time horizons. In YNB's base case sensitivy scenario, the model estimates the variance in net interest income with a change in interest rates of plus and minus 200 basis points over a 12-month period. Management utilized a minus 150 basis points scenario due to the low interest rate environment that existed at June 30, 2002 and December 31, 2001. The plus and minus base case scenario is measured within a policy limit of -7%.

Changes in interest rate in basis       Percentage Change in Net Interest Income
points over 12 months                   6/30/02                         12/31/01
--------------------------------------------------------------------------------
+200                                     +3.7                               0.4
-150                                     -3.7                              -4.6

The larger asset structure and longer liability structure continue to present a balanced interest rate risk profile over the next 12 to 24 months at June 30, 2002. YNB's net interest income will benefit most from a flat to modestly higher interest rate environment over the next twelve months. At the same time, the exposure to falling rates has been reduced. The simulation models rely on assumptions concerning among other things, the reaction of non-maturity deposit products and the impact of embedded options in borrowed fund positions. In the event that asset and liability behavior is different from the assumptions in the simulation model, the outcome could be significantly different. Management attempts to reduce the uncertainty by using market data, research analysis and business judgment in developing the assumptions that support the model.

YNB measures longer-term interest rate risk through the Economic Value of Equity ("EVE") model. This model involves projecting future cash flows from YNB's current assets and liabilities over a long time horizon, discounting those cash flows at an appropriate interest rates, and than aggregating the discounted cash flows. YNB's EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. YNB uses the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists YNB percentage change in EVE in a plus or minus 200 basis point rate shock at June 30, 2002 and December 31, 2001. Due to the low level of interest rates at both dates, not all interest rates could be shocked 200 basis points.


Changes in interest rate in basis                    Percentage Change EVE
points (Rate Shock)                             6/30/02                12/31/01
-------------------------------------------------------------------------------
+200                                              -31                       -45
-200                                              -17                        -1

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

Not Applicable.

Item 3:  Defaults Upon Senior Securities

Not Applicable.

Item 4:  Submission of Matters to a Vote of Securities Holders

The annual stockholders meeting of Yardville National Bancorp was held Tuesday, April 30, 2002.

The following nominees were elected as directors:

                                             Votes for          Votes withheld
C. West Ayres                                5,773,830          124,232
Jay G. Destribats, Chairman of the Board     5,658,839          239,223
Gilbert W. Lugossy                           5,774,267          124,795
Christopher S. Vernon                        5,775,623          122,439

The following directors's term continued beyond the annual stockholders meeting:

Elbert G. Basolis, Jr.             Lorraine Buklad
Anthony M. Giampetro               Sidney L. Hofing
James J. Kelly**                   Louis R. Matlack
Patrick M. Ryan                    Martin Tuchman
F. Kevin Tylus

There were no other matters voted upon at the annual stockholders meeting.

**On June 2, 2002 Director James J. Kelly passed away. The Restated Certificate of Incorporation and By-Laws of the Company provide that the number of directors shall not be less than five or more than twenty-five and permits the exact number to be determined from time to time by the Board of Directors. At its June meeting, the Board of Directors reduced the number of directors that constitutes the entire Board of Directors to twelve, rather than filling the vacancy.

Item 5:  Other Information

Not Applicable.

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.21  Employment contract between Registrant and Stephen R. Walker

         99.1   Certification by Patrick M. Ryan, President and CEO

         99.2   Certification by Stephen F. Carman, Treasurer

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                YARDVILLE NATIONAL BANCORP
                                                --------------------------------
                                                         (Registrant)


Date:   August 14, 2002                         By: /s/ Stephen F. Carman
        ------------------                      --------------------------------
                                                        Stephen F. Carman
                                                        Treasurer

                                INDEX TO EXHIBITS

      Exhibit
      Number                       Description                                     Page
----------------------------------------------------------------------------------------
      10.21        Employment contract between Registrant and Stephen R. Walker

       99.1        Certification by Patrick M. Ryan, President and CEO

       99.2        Certification by Stephen F. Carman, Treasurer
