Form 10-Q
period 2002-09-30
YARDVILLE NATIONAL BANCORP
filed 2002-11-14
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT
    OF 1934
    For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 12, 2002, the following class and number of shares were outstanding:

Common Stock, no par value                        8,084,887
--------------------------               ----------------------------
          Class                          Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART 1            FINANCIAL INFORMATION                                 PAGE NO.
------            ---------------------                                 --------
Item 1.           Financial Statements (unaudited)

                  Consolidated Statements of Condition
                  September 30, 2002 (unaudited) and December 31, 2001         3

                  Consolidated Statements of Income
                  Three months ended September 30, 2002 and 2001 (unaudited)   4

                  Consolidated Statements of Income
                  Nine months ended September 30, 2002 and 2001 (unaudited)    5

                  Consolidated Statements of Cash Flows
                  Nine months ended September 30, 2002 and 2001 (unaudited)    6

                  Notes to Consolidated Financial Statements                   7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               11

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk                                           31

Item 4.           Controls and Procedures                                     33

PART 2            OTHER INFORMATION
------            -----------------
Item 1.           Legal Proceedings                                           34

Item 2.           Changes in Securities and Use of Proceeds                   34

Item 3.           Defaults Upon Senior Securities                             34

Item 4.           Submission of Matters to a Vote of Security Holders         34

Item 5.           Other Information                                           34

Item 6.           Exhibits and Reports on Form 8-K                            34

SIGNATURES                                                                    35
CERTIFICATIONS                                                                36

Index to Exhibits                                                             38

Item 1. Financial Statements

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Condition
                                   (Unaudited)

                                                                     September 30,          December 31,
--------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                        2002                  2001
--------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                               $   28,916            $    27,771
Federal funds sold                                                       104,275                 38,960
-------------------------------------------------------------------------------------------------------
     Cash and Cash Equivalents                                           133,191                 66,731
-------------------------------------------------------------------------------------------------------
Interest bearing deposits with banks                                       1,972                  2,320
Securities available for sale                                            802,665                746,483
Investment securities (market value of $56,691 in 2002 and
     $64,887 in 2001)                                                     54,174                 65,753
Loans                                                                  1,143,921              1,007,973
     Less:  Allowance for loan losses                                    (16,165)               (13,542)
-------------------------------------------------------------------------------------------------------
     Loans, net                                                        1,127,756                994,431
Bank premises and equipment, net                                          11,790                 10,910
Other real estate                                                          1,248                  2,329
Other assets                                                              50,499                 54,432
-------------------------------------------------------------------------------------------------------
     Total Assets                                                     $2,183,295             $1,943,389
-------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
Deposits
     Non-interest bearing                                             $  122,022             $  114,405
     Interest bearing                                                  1,140,045                978,285
-------------------------------------------------------------------------------------------------------
     Total Deposits                                                    1,262,067              1,092,690
-------------------------------------------------------------------------------------------------------
Borrowed funds
     Securities sold under agreements to repurchase                       10,000                 10,000
     Federal Home Loan Bank advances                                     746,002                695,008
     Obligation for Employee Stock Ownership Plan (ESOP)                     500                    800
     Other                                                                 1,261                  1,305
-------------------------------------------------------------------------------------------------------
     Total Borrowed Funds                                                757,763                707,113
-------------------------------------------------------------------------------------------------------
Company-obligated Mandatorily Redeemable Trust Preferred
     Securities of Subsidiary Trust holding solely junior
     Subordinated Debentures of the Company                               32,500                 32,500
Other liabilities                                                         20,839                 17,841
-------------------------------------------------------------------------------------------------------
     Total Liabilities                                                $2,073,169             $1,850,144
-------------------------------------------------------------------------------------------------------
Stockholders' equity
Preferred stock:  no par value
     Authorized 1,000,000 shares, none issued
Common stock:  no par value
     Authorized 12,000,000 shares
     Issued 8,255,891 shares in 2002 and 8,214,568 shares in 2001         54,922                 54,334
Surplus                                                                    2,205                  2,205
Undivided profits                                                         48,238                 40,175
Treasury stock, at cost: 172,000 shares                                   (3,030)                (3,030)
Unallocated ESOP shares                                                     (500)                  (800)
Accumulated other comprehensive income                                     8,291                    361
-------------------------------------------------------------------------------------------------------
     Total Stockholders' Equity                                          110,126                 93,245
-------------------------------------------------------------------------------------------------------
     Total Liabilities and Stockholders' Equity                       $2,183,295             $1,943,389
-------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                          September 30,
-----------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                            2002                  2001
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                                       $  19,294              $  17,708
Interest on deposits with banks                                                         14                     59
Interest on securities available for sale                                           10,521                 10,138
Interest on investment securities:
     Taxable                                                                           120                  1,014
     Exempt from Federal income tax                                                    590                    516
Interest on Federal funds sold                                                         296                    860
-----------------------------------------------------------------------------------------------------------------
     Total Interest Income                                                          30,835                 30,295
-----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                                 2,759                  2,413
Interest on certificates of deposit of $100,000 or more                              1,233                  1,831
Interest on other time deposits                                                      4,538                  7,116
Interest on borrowed funds                                                           9,414                  9,253
Interest on trust preferred securities                                                 775                    775
-----------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                                         18,719                 21,388
-----------------------------------------------------------------------------------------------------------------
     Net Interest Income                                                            12,116                  8,907
Less provision for loan losses                                                       1,300                    825
-----------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses                            10,816                  8,082
-----------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                                    573                    492
Securities gains, net                                                                  896                  1,011
Bank owned life insurance                                                              417                    449
Other non-interest income                                                              326                    311
-----------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                                      2,212                  2,263
-----------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                       4,529                  3,746
Occupancy expense, net                                                                 888                    711
Equipment expense                                                                      590                    466
Other non-interest expense                                                           1,854                  2,100
-----------------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                                      7,861                  7,023
-----------------------------------------------------------------------------------------------------------------
Income before income tax expense                                                     5,167                  3,322
Income tax expense                                                                   1,473                    831
-----------------------------------------------------------------------------------------------------------------
     Net Income                                                                  $   3,694              $   2,491
-----------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                            $    0.46              $    0.33
Diluted                                                                          $    0.44              $    0.32
-----------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                                8,047                  7,648
Diluted                                                                              8,325                  7,703
-----------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
-----------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                            2002                  2001
-----------------------------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                                                       $  55,205              $  52,651
Interest on deposits with banks                                                         44                    147
Interest on securities available for sale                                           31,043                 29,795
Interest on investment securities:
     Taxable                                                                           631                  3,243
     Exempt from Federal income tax                                                  1,751                  1,449
Interest on Federal funds sold                                                         951                  2,368
-----------------------------------------------------------------------------------------------------------------
     Total Interest Income                                                          89,625                 89,653
-----------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
Interest on savings account deposits                                                 8,486                  7,328
Interest on certificates of deposit of $100,000 or more                              3,943                  5,958
Interest on other time deposits                                                     13,469                 21,126
Interest on borrowed funds                                                          27,050                 26,172
Interest on trust preferred securities                                               2,325                  2,177
-----------------------------------------------------------------------------------------------------------------
     Total Interest Expense                                                         55,273                 62,761
-----------------------------------------------------------------------------------------------------------------
     Net Interest Income                                                            34,352                 26,892
Less provision for loan losses                                                       2,925                  2,400
-----------------------------------------------------------------------------------------------------------------
     Net Interest Income After Provision for Loan Losses                            31,427                 24,492
-----------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
Service charges on deposit accounts                                                  1,641                  1,372
Securities gains, net                                                                2,522                  2,139
Bank owned life insurance                                                            1,260                  1,331
Other non-interest income                                                            1,009                    901
-----------------------------------------------------------------------------------------------------------------
      Total Non-Interest Income                                                      6,432                  5,743
-----------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE:
Salaries and employee benefits                                                      13,117                 11,031
Occupancy expense, net                                                               2,568                  2,032
Equipment expense                                                                    1,735                  1,475
Other non-interest expense                                                           5,566                  5,432
-----------------------------------------------------------------------------------------------------------------
     Total Non-Interest Expense                                                     22,986                 19,970
-----------------------------------------------------------------------------------------------------------------
Income before income tax expense                                                    14,873                 10,265
Income tax expense                                                                   4,152                  2,646
-----------------------------------------------------------------------------------------------------------------
     Net Income                                                                  $  10,721              $   7,619
-----------------------------------------------------------------------------------------------------------------
EARNINGS PER SHARE:
Basic                                                                            $    1.34              $    1.02
Diluted                                                                          $    1.30              $    1.01
-----------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding:
Basic                                                                                8,028                  7,473
Diluted                                                                              8,218                  7,542
-----------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                   Yardville National Bancorp and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                      2002                  2001
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                       $  10,721              $   7,619
Adjustments:
     Provision for loan losses                                                       2,925                  2,400
     Depreciation                                                                    1,376                  1,153
     ESOP fair value adjustment                                                         72                     16
     Amortization and accretion                                                      1,830                    259
     Gains on sales of securities available for sale                                (2,522)                (2,139)
     Loss on sale of other real estate                                                  --                     37
     Writedown of other real estate                                                    230                    563
     Increase in other assets                                                         (143)                (5,156)
     Increase in other liabilities                                                   2,998                  2,887
-----------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Operating Activities                                      17,487                  7,639
-----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
     Net increase (decrease) in interest bearing deposits with banks                   348                 (3,194)
     Purchase of securities available for sale                                    (489,950)              (648,193)
     Maturities, calls and paydowns of securities available for sale               228,487                292,304
     Proceeds from sales of securities available for sale                          218,028                247,490
     Proceeds from maturities and paydowns of investment
          securities                                                                16,005                 26,739
     Purchase of investment securities                                              (4,474)               (14,822)
     Net increase in loans                                                        (136,266)              (110,556)
     Expenditures for bank premises and equipment                                   (2,256)                (2,311)
     Proceeds from sale of other real estate                                           866                    210
-----------------------------------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                                        (169,212)              (212,333)
-----------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
     Net increase in non-interest bearing demand,
           money market, and savings deposits                                      120,521                 65,398
     Net increase in certificates of deposit                                        48,856                 52,911
     Net increase in borrowed funds                                                 50,650                132,236
     Proceeds from issuance of trust preferred securities                               --                  6,000
     Proceeds from issuance of common stock                                            516                  7,445
     Decrease in unallocated ESOP shares                                               300                    300
     Dividends paid                                                                 (2,658)                (2,457)
-----------------------------------------------------------------------------------------------------------------
     Net Cash Provided by Financing Activities                                     218,185                261,833
-----------------------------------------------------------------------------------------------------------------
     Net increase in cash and cash equivalents                                      66,460                 57,139
     Cash and cash equivalents as of beginning of period                            66,731                 73,114
-----------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Period                                    $ 133,191              $ 130,253
-----------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
          Interest                                                                  55,551                 61,197
          Income taxes                                                               4,689                  2,923
-----------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers from loans to other real estate, net of charge offs                 16                  1,466
-----------------------------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2002
(Unaudited)

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

The consolidated financial data as of and for the three and nine months ended September 30, 2002 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2002.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp (the "Holding Company" or the "Company") and its subsidiaries including without limitation, The Yardville National Bank (the "Bank"), Yardville Capital Trust ("Trust I"), Yardville Capital Trust II ("Trust II") and Yardville Capital Trust III ("Trust III") and the Bank's subsidiaries (collectively "YNB").

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

2. Earnings Per Share

Weighted average shares for the basic net income per share calculation for the three months ended September 30, 2002 and 2001 were 8,047,000 and 7,648,000, respectively. For the diluted net income per share computation, potential common stock equivalents of 278,000 and 55,000 are included for the three months ended September 30, 2002 and 2001, respectively.

Weighted average shares for the basic net income per share calculation for the nine months ended September 30, 2002 and 2001 were 8,028,000 and 7,473,000, respectively. For the diluted net income per share computation, potential common stock equivalents of 190,000 and 69,000 are included for the nine months ended September 30, 2002 and 2001, respectively.

3. Comprehensive Income

Below is a summary of comprehensive income for the three and nine months ended September 30, 2002 and 2001.

Comprehensive Income                                                   Three Months Ended September 30,
-------------------------------------------------------------------------------------------------------
(in thousands)                                                                 2002                2001
-------------------------------------------------------------------------------------------------------
Net Income                                                                  $  3,694           $  2,491
-------------------------------------------------------------------------------------------------------
Other comprehensive income
     Net change in unrealized gain for the period,
           net of tax                                                          3,882                951
     Less reclassification of realized net gain on sale of
          securities available for sale, net of tax                              591                667
-------------------------------------------------------------------------------------------------------
     Holding gain arising during the period,
          net of tax and reclassification                                      3,291                284
-------------------------------------------------------------------------------------------------------
Total comprehensive income                                                  $  6,985            $ 2,775
=======================================================================================================

Comprehensive Income                                                    Nine Months Ended September 30,
-------------------------------------------------------------------------------------------------------
(in thousands)                                                                 2002                2001
-------------------------------------------------------------------------------------------------------
Net Income                                                                  $ 10,721           $  7,619
-------------------------------------------------------------------------------------------------------
Other comprehensive income
     Net change in unrealized gain for the period,
           net of tax                                                          9,595              9,466
     Less reclassification of realized net gain on sale of
          securities available for sale, net of tax                            1,665              1,412
-------------------------------------------------------------------------------------------------------
     Holding gain arising during the period,
          net of tax and reclassification                                      7,930              8,054
-------------------------------------------------------------------------------------------------------
Total comprehensive income                                                  $ 18,651           $ 15,673
=======================================================================================================

4. Recent Accounting Pronouncements

In October, 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 147, Acquisitions of Certain Financial Institutions- an amendment to FASB Statements No. 72 and 144 and FASB Interpretation No. 9. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. The provisions of Statement No. 147 that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises.

Statement No. 147 clarifies that a branch acquisition that meets the definition of a business should be accounted for as a business combination, otherwise the transaction should be accounted for as an acquisition of net assets that does not result in the recognition of goodwill. The provisions of Statement No. 147 are effective October 1, 2002. This Statement will not have any impact on the consolidated financial statements.

5. Relationships and Transactions with Directors and Officers

Certain directors and officers of the Company and their associates are or have in the past been customers of, and have transactions with, the Bank. All deposit accounts, loans, and commitments comprising such transactions were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers of the Bank. In the opinion of management of the Company and the Bank, these loans did not involve more than normal risks of collectibility or present other unfavorable features.

The following table summarizes activity with respect to such loans:

-------------------------------------------------------------------------------
                                                               For the year
                                        For the nine months        ended
(in thousands)                             ended 9/30/02         12/31/01
-------------------------------------------------------------------------------
Balance as of beginning of period             $ 37,409         $ 14,671
Additions                                       29,663           29,255
Reductions                                      22,946            6,517
-------------------------------------------------------------------------------
Balance as of end of the period               $ 44,126         $ 37,409
-------------------------------------------------------------------------------

None of these loans were past due or on nonaccrual status as of September 30, 2002 or December 31, 2001.

In addition, the Company has had, and expects in the future to have, other transactions in the ordinary course of business with many of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended September 30, 2002.

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

This Form 10-Q contains express and implied statements relating to the future financial condition, results of operations, plans, objectives, performance, and business of YNB, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, legal, regulatory and Nasdaq compliance and financial and other goals. These forward-looking statements are subject to risks, uncertainties and assumptions, including, among other things: the results of our efforts to implement our retail strategy; adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses; interest rate fluctuations and other economic conditions; continued levels of our loan quality and origination volume; our ability to attract core deposits; continued relationships with major customers; competition in product offerings and product pricing; adverse changes in the economy that could increase credit-related losses and expenses; the market price of our common stock; potential liabilities and compliance with laws, regulatory and Nasdaq requirements; and other risks and uncertainties detailed from time to time in our filings with the SEC. We are under no duty to update any of the forward-looking statements after the date of this filing to conform such statements to actual results.

Financial Condition

Assets

Total consolidated assets at September 30, 2002 were $2.18 billion, an increase of $239.9 million or 12.3% compared to $1.94 billion at December 31, 2001. The growth in YNB's asset base during the first nine months of 2002 was primarily reflected in increases in loans, Federal funds sold and securities available for sale. The growth in loans was principally reflected in commercial real estate and business loans.

Federal funds sold

At September 30, 2002, Federal funds sold totaled $104.3 million compared to $39.0 million at December 31, 2001. Federal funds sold are the primary source of balance sheet liquidity for YNB. The increased level of Federal funds sold at September 30, 2002 was primarily due to deposit growth. Certificates of deposit
(CDs) and Premier money market accounts were competitively priced which stimulated deposit growth in the Hunterdon County, New Jersey market, which YNB has targeted for strategic expansion, as well as throughout our branch network. The resulting increased level of Federal funds sold in the first nine months of 2002 enhanced YNB's liquidity profile and assisted in providing funding for earning asset growth.

Securities

The following tables present the amortized cost and market value of YNB's securities portfolios as of September 30, 2002 and December 31, 2001.

Securities Available For Sale                          September 30, 2002              December 31, 2001
-------------------------------------------------------------------------------------------------------------
                                                   Amortized         Market         Amortized         Market
(in thousands)                                       Cost             Value            Cost            Value
-------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
     obligations of other U.S.
     government agencies                          $ 174,975        $ 177,512       $ 113,862        $ 113,861
Mortgage-backed securities                          525,122          535,898         521,988          523,179
Corporate obligations                                50,146           49,394          72,946           72,311
All other securities                                 39,861           39,861          37,132           37,132
-------------------------------------------------------------------------------------------------------------
Total                                             $ 790,104        $ 802,665       $ 745,928        $ 746,483
=============================================================================================================

Investment Securities                                  September 30, 2002               December 31, 2001
-------------------------------------------------------------------------------------------------------------
                                                   Amortized         Market         Amortized         Market
(in thousands)                                       Cost             Value            Cost            Value
-------------------------------------------------------------------------------------------------------------
Obligations of other U.S.
     government agencies                          $    --          $      --       $  13,000        $  13,066
Obligations of state and
     political subdivisions                          50,178           52,582          48,694           47,729
Mortgage-backed securities                            3,996            4,109           4,059            4,092
-------------------------------------------------------------------------------------------------------------
Total                                             $  54,174        $  56,691       $  65,753        $  64,887
=============================================================================================================

Securities represented 39.2% of total assets at September 30, 2002 and 41.8% at December 31, 2001. Total securities increased $44.6 million or 5.5% to $856.8 million at September 30, 2002 compared to $812.2 million at year-end 2001. The available for sale portfolio represented 93.7% of the total securities holdings of YNB at September 30, 2002, compared to 91.9% at December 31, 2001.

At September 30, 2002, securities available for sale (AFS) had a net unrealized gain, net of tax effect, of $8.3 million as reported in accumulated other comprehensive income in Stockholders' Equity, as compared to a $361,000 net unrealized gain, net of tax effect, at December 31, 2001. Economic uncertainty has resulted in volatility in the U.S. treasury yield curve. These changes can impact the market value of YNB's securities both positively and negatively. Changes in the treasury yield curve in the third quarter resulted in an increase in the net unrealized gain in our AFS portfolio at September 30, 2002 compared to the balance at year-end 2001.

Securities available for sale increased $56.2 million or 7.5% to $802.7 million at September 30, 2002 as compared to $746.5 million as of December 31, 2001. The increase in securities available for sale was primarily the result of a $63.7 million increase in U.S. agency bonds and a net $12.7 million increase in mortgage-backed securities, partially offset by a net $22.9 million decrease in corporate obligations primarily due to the sale of a $25.0 million investment in a money market mutual fund. In the first nine months of 2002, YNB sold 30-year fixed rate mortgage-backed securities, longer term fixed rate trust preferred securities and other securities with longer duration or extension risk to reduce the average duration of the securities portfolio and to reduce longer-term interest rate risk. The proceeds from the sales were used to purchase other mortgage-related securities with less extension risk, shorter term U.S. agency callable bonds and floating rate trust preferred securities. The repositioning of the AFS portfolio is expected to provide more consistent cash flows to invest in what management projects to be a higher interest rate environment over the next two years.

Investment securities, classified as held to maturity, decreased $11.6 million to $54.2 million at September 30, 2002 from $65.8 million at December 31, 2001. The decrease was due primarily to calls on U.S. agency bonds, partially offset by an increase in tax-free municipal bonds.

We manage a portion of our AFS portfolio with the primary objective of enhancing return on average equity and earnings per share. We refer to this as our Investment Growth Strategy. At September 30, 2002, these Investment Growth Strategy securities decreased $65.4 million from the year-end 2001 level to $307.4 million. Management utilizes asset liability simulation models to analyze risk and reward relationships in different interest rate environments and the degree of interest rate risk exposure associated with this strategy. The income generated from this strategy has offset the costs associated with the growth of YNB's infrastructure and enhanced total net interest income. This strategy has continued to positively contribute to earnings per share and return on average equity, and has currently been capped at $380.0 million. Management believes the Investment Growth Strategy, as a percentage of total assets, will decline over time as the asset base continues to grow.

Loans

The loan portfolio represents YNB's largest earning asset class and is the primary source of interest income. Total loans increased $135.9 million or 13.5% to $1.14 billion at September 30, 2002 from $1.01 billion at December 31, 2001. By establishing its niche as a strong commercial lender and expanding geographically, YNB has continued to experience ongoing growth. YNB's loan portfolio represented 52.4% of total assets at September 30, 2002 compared to 51.9% at December 31, 2001. YNB's lending emphasis continues to be on commercial real estate loans and commercial and industrial loans. Strong competition from both bank and non-bank competitors, in addition to borrowers' concerns over the economy, real estate prices and interest rates could affect future loan growth. The majority of YNB's lending business is with customers located within Mercer County, New Jersey and contiguous counties. Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the region's economic environment and real estate market. The table on the following page lists loan growth by type for the nine months ended September 30, 2002.

Loan Portfolio Composition
---------------------------------------------------------------------------------------------------------
 (in thousands)                             09/30/02          12/31/01          Change         % Change
---------------------------------------------------------------------------------------------------------
Commercial real estate
     Owner occupied                        $ 167,511         $ 143,767        $  23,744          16.52%
     Investor occupied                       295,008           255,471           39,537          15.48
     Construction and development            112,622            99,978           12,644          12.65
---------------------------------------------------------------------------------------------------------
                                             575,141           499,216           75,925          15.21
Residential
     Multi-family                             43,252            33,970            9,282          27.32
     1- 4 family                             116,392           107,840            8,552           7.93
---------------------------------------------------------------------------------------------------------
                                             159,644           141,810           17,834          12.58
Commercial and industrial
     Term                                    118,923           117,005            1,918           1.64
     Lines of credit                         193,495           164,075           29,420          17.93
     Demand                                      549             1,055             (506)        (47.96)
---------------------------------------------------------------------------------------------------------
                                             312,967           282,135           30,832          10.93
Consumer
     Home equity                              68,343            58,084           10,259          17.66
     Installment                              22,141            19,266            2,875          14.92
     Other                                     5,685             7,462           (1,777)        (23.81)
---------------------------------------------------------------------------------------------------------
                                              96,169            84,812           11,357          13.39
=========================================================================================================
Total loans                               $1,143,921        $1,007,973        $ 135,948          13.49%
=========================================================================================================

Commercial real estate loans consist of owner occupied, investor occupied, and construction and land development loans. Construction and land development loans include residential and commercial projects. Loans are typically made to experienced residential or commercial construction developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. YNB's lending policies generally require an 80% or lower loan-to-value ratio for commercial real estate mortgages. Collateral values are established based upon independently prepared appraisals. Commercial real estate loans increased $75.9 million in the first nine months of 2002 with the greatest growth in investor occupied loans. Growth in commercial real estate loans accounted for 55.8% of the total loan growth year to date.

Residential loans include multi-family and 1-4 family loans. This portion of the portfolio totaled $159.6 million at September 30, 2002, up $17.8 million or 12.6% from year-end 2001. Residential 1-4 family loans totaled $116.4 million at September 30, 2002 and represented 72.9% of total residential mortgage loans. YNB's 1-4 family loans are secured by first liens on the underlying real property. YNB is a participating seller/servicer with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) and generally underwrites its single-family residential mortgage loans to conform to the standards required by these agencies. Multi-family loans, which represented $43.3 million, or 27.1%, of the total residential loans, are multi-family or other 1-4 family loans that are not secured by first liens or do not meet the underwriting standards of FNMA or FHLMC. Continued decreases in mortgage interest rates increased refinance activity and accounted for the growth experienced in residential loans in the nine months ended September 30, 2002.

Commercial and industrial loans are typically loans made to small and mid-sized businesses for a wide variety of needs including working capital loans, which are used to finance inventory, receivables, and other working capital needs of commercial borrowers. Commercial and industrial loans consist of term loans, lines of credit and demand loans. Commercial and industrial loans increased $30.8 million or 10.9% to $313.0 million at September 30, 2002 from $282.1 million at December 31, 2001. The principal reason for the increase was a $29.4 million increase in business lines of credit outstanding.

Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Consumer loans increased $11.4 million or 13.4% to $96.2 million at September 30, 2002 from $84.8 million at December 31, 2001. The growth was primarily reflected in increased home equity loans and lines. Management believes that comparatively lower interest rates accounted for the increased activity in the home equity portfolio in the nine months ended September 30, 2002. YNB's expansion of its retail network is expected to generate opportunities to increase the size of the consumer loan portfolio.

In its quarterly report on Form 10-Q for the period ending June 30, 2002, YNB reported extensions of credit to related entities of a non-management director, which were presumed, under applicable regulations, to be controlled by the director and in excess of applicable lending limits. In the third quarter, this director, working in conjunction with YNB management, transferred or reduced his ownership and or management interest in a number of these entities. As a result of these actions, management believes, as of the date of this report that the extensions of credit to this director and his related interests are now within the applicable regulatory limits. YNB has disclosed this matter to the Office of the Comptroller of the Currency ("OCC") and continues to update the OCC on any changes. All loans to related entities of this director were current and performing as of September 30, 2002 and as of the date of this report. Based upon YNB's review of this matter, and the actions taken to date, management believes that this matter will not have any material impact on the results of operations or the financial condition of YNB.

Deposit liabilities

The following table provides information concerning YNB's deposit base at September 30, 2002 and December 31, 2001.

Deposits
----------------------------------------------------------------------------------------------------------
(in thousands)                                9/30/02          12/31/01           Change          % Change
----------------------------------------------------------------------------------------------------------
Non-interest bearing demand
     deposits                              $  122,022        $  114,405        $   7,617              6.7%
Interest bearing demand deposits              117,958           105,354           12,604             12.0
Money market deposits                         299,346           203,872           95,474             46.8
Savings deposits                               82,000            77,168            4,832              6.3
Certificates of deposit of $100,000
     and over                                 145,437           137,684            7,753              5.6
Other time deposits                           495,304           454,207           41,097              9.1
----------------------------------------------------------------------------------------------------------
Total                                      $1,262,067        $1,092,690        $ 169,377             15.5%
==========================================================================================================

YNB's deposit base is the principal source of funds supporting interest-earning assets. Total deposits increased $169.4 million or 15.5% to $1.26 billion at September 30, 2002 compared to $1.09 billion at December 31, 2001. The growth in YNB's deposit base in the first nine months of 2002 was primarily driven by the growth in money market deposits and other time deposits. In this lower interest rate environment, YNB's depositors have shown a preference for our competitively priced Premier money market deposit accounts.

YNB markets its CDs through its branch network and through a computer-based service provided by an independent third party which enables YNB to place CDs nationally. Total CDs, which include CDs of $100,000 and over and other time deposits, increased $48.9 million or 8.3% to $640.7 million at September 30, 2002 from $591.9 million at December 31, 2001. The increase resulted from higher balances of CDs originated within our branch network, partially offset by a modest decrease in CDs generated through the nationwide computer-based service. At September 30, 2002, YNB had approximately $106.2 million in CDs obtained through this service, compared to approximately $107.0 million at December 31, 2001. The growth in CDs generated through the branch network resulted primarily from the active marketing of longer-term (2 to 3 years) CDs as part of the promotion associated with the opening of the two newest branches in Hunterdon County, New Jersey earlier in the year. CDs continue to be an important source of funding for YNB in 2002, representing 50.8% of the total deposits at September 30, 2002 compared to 54.2% at year-end 2001. While CDs will continue to represent an important funding vehicle, management is continuing its efforts to further increase lower cost core deposits and reduce the need for higher cost funding sources in both new and existing markets.

Non-interest bearing demand deposits increased $7.6 million or 6.7% to $122.0 million at September 30, 2002 compared to $114.4 million at December 31, 2001. On an average basis, non-interest bearing demand deposits totaled $115.0 million for the first nine months of 2002 compared to $102.1 million for the same period in 2001. The increase in demand deposits is primarily attributable to the growth in new and existing business relationships.

Interest bearing demand deposits increased $12.6 million or 12.0% to $118.0 million at September 30, 2002 from $105.4 million at year-end 2001. Depositor and sales force incentives, in addition to active marketing, contributed to the growth in interest bearing demand deposits experienced in 2002. In addition, money market balances increased $95.5 million or 46.8% to $299.3 million at September 30, 2002 from $203.9 million at December 31, 2001. The increase in money market balances resulted from new depositors as well as existing depositors moving CD proceeds into YNB's Premier money market accounts. Management believes this reflects our depositors' preference to invest their funds in more liquid money market accounts in anticipation of higher interest rates in the future. Savings deposits increased $4.8 million or 6.3% to $82.0 million at September 30, 2002 from $77.2 million at December 31, 2001.

While it is management's strategy to fund earning asset growth with the lowest cost core deposits, excluding certificates of deposit, core deposits have historically not been adequate to meet loan demand and are not expected to do so in the future. YNB's ability to generate lower cost core deposits could affect net interest income levels and our net interest margin.

Management believes the implementation of our retail strategy, which includes expanding YNB's branch network, enhancing our brand image and upgrading our technology infrastructure, will play an important role in reducing YNB's cost of funds by attracting lower-cost and interest-free deposits. The recently opened Hunterdon, New Jersey regional headquarters and the 8 Main Street branch in Flemington, New Jersey should help YNB attract lower cost core deposits in the Hunterdon County, New Jersey market. In addition, YNB opened its first branch in Middlesex County, New Jersey in November 2002. YNB currently has business relationships in that marketplace and the opening of a branch is expected to allow YNB to increase its share of the deposit business of these customers as well as attract new customers. YNB has also filed an application for its first branch in Somerset County, New Jersey. If approved by Federal regulators, the branch will be located in Somerville. Somerset County is located directly east of Hunterdon County. Management continues to evaluate new branch locations in its existing markets as well as new markets.

Borrowed Funds

YNB's primary funding strategy is to rely on deposits to fund new loan growth whenever possible and to utilize borrowed funds as a secondary funding source for loans. YNB uses borrowed funds for its earning asset growth not supported by deposit generation and for asset liability management purposes. Borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and securities sold under agreements to repurchase. Borrowed funds totaled $757.8 million at September 30, 2002, an increase of $50.7 million from the $707.1 million outstanding at December 31, 2001. The increase in borrowed funds resulted primarily from an increase in FHLB advances to manage interest rate risk exposure in a rising interest rate environment.

YNB had FHLB advances outstanding of $746.0 million at September 30, 2002 compared to $695.0 million at December 31, 2001. YNB has utilized callable FHLB advances and floating rate FHLB advances to fund both Investment Growth Strategy security purchases as well as other earning asset growth. At September 30, 2002, callable advances totaled $629.0 million or 84.3% of advances outstanding compared to $555.0 million or 79.9% at December 31, 2001. Callable FHLB advances have terms of two to ten years and are callable after periods ranging from three months to five years. As of September 30, 2002, YNB had $447.0 million in outstanding callable advances with call dates in 2002. Management anticipates that, at the current interest rate level, there will be no FHLB advances called in 2002. In 2002, management strategically targeted longer-term callable borrowings with extended lockout periods. Management believes that this type of borrowing will help to protect future income and reduce longer-term interest rate risk should interest rates begin to increase. While this strategy resulted in a higher cost of borrowed funds in the current period, it reduces the overall risk exposure of YNB to rising interest rates.

In addition to the FHLB advance program, YNB also has the ability to borrow from the FHLB through its line of credit program, subject to collateral requirements and other restrictions. YNB also maintains unsecured Federal funds lines with commercial banks totaling $25.0 million for daily funding needs.

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

On October 16, 1997, the Holding Company, through Trust I, completed the sale of $11.5 million of 9.25% Trust Preferred Securities to the public. These securities are currently redeemable in whole or in part prior to maturity.

As part of its capital plan, the majority of the net proceeds raised through trust preferred securities offerings were contributed to the Bank to support future asset growth.

As of September 30, 2002, all $32.5 million in Trust Preferred Securities outstanding qualify as Tier 1 capital.

Equity Capital


Stockholders' equity at September 30, 2002 totaled $110.1 million, an increase of approximately $16.9 million or 18.1%, compared to $93.2 million at December 31, 2001. This increase resulted from the following factors:

(i) YNB earned net income of $10.7 million and paid cash dividends of $2.7 million for the nine months ended September 30, 2002.

(ii) The net unrealized gain on securities available for sale was $8.3 million at September 30, 2002 compared to a net unrealized gain of $361,000 at December 31, 2001. The increase in the net unrealized gain resulted in a $7.9 million increase in stockholders' equity.

(iii) Proceeds of $516,000 from the exercise of stock options by directors and officers and a $72,000 increase associated with the fair market value adjustment related to the allocation of shares to employee accounts in the ESOP.

(iv) A reduction in unallocated ESOP shares of $300,000, to $500,000 at September 30, 2002 from $800,000 at December 31, 2001.

The table below presents the actual capital amounts and ratios of the Holding Company and the Bank:

                                                 Amount                            Ratios
---------------------------------------------------------------------------------------------------
(amounts in thousands)                    09/30/02        12/31/01         09/30/02        12/31/01
---------------------------------------------------------------------------------------------------
Risk-based capital:
     Tier 1:
          Holding Company                $ 134,330       $ 123,838           9.7%            10.0%
          Bank                             129,188         120,621           9.4              9.8
---------------------------------------------------------------------------------------------------
     Total:
          Holding Company                  150,495         138,919          10.9             11.3
          Bank                             145,353         134,163          10.6             10.9
---------------------------------------------------------------------------------------------------
     Tier 1 leverage:
          Holding Company                  134,330         123,838           6.5              6.9
          Bank                           $ 129,188       $ 120,621           6.0%             6.8%
---------------------------------------------------------------------------------------------------

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be considered "well capitalized," an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At September 30, 2002, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is management's goal to maintain adequate capital to continue to support YNB's asset growth and maintain its status as a well-capitalized institution.

Consistent with this goal, in September 2002, we filed a registration statement with the Securities and Exchange Commission in connection with a proposed public offering of 1,500,000 shares of our common stock, plus an additional 225,000 shares of our common stock to cover over-allotments, if any. The proposed offering will be made only by means of a prospectus that will be available at a future date from Legg Mason Wood Walker, Incorporated and Sandler O'Neill & Partners, L.P., the underwriters that will manage the proposed offering. Although we anticipate that the proposed offering will be completed by the end of the year, there can be no assurances that we will complete it in the time period currently contemplated or at all.

Our 401(k) savings plan has, since August 1998, included an option for our employees to invest a portion of their plan accounts in a fund (the "YNB Stock Fund") that has acquired shares of our common stock in the open market. In connection with the addition of the YNB Stock Fund to the plan, we inadvertently did not register with the Securities and Exchange Commission the 401(k) savings plan interests or the shares of common stock acquired by the YNB Stock Fund and may not have distributed certain information to plan participants on a timely basis as required by securities laws. After recently being advised of those requirements, we promptly completed the registration and distributed the required information to our plan participants. The Board of Directors of YNB has approved the discontinuance of the YNB Stock Fund, and the sale of our common stock owned by the YNB Stock Fund to the YNB employee stock ownership plan in the near future. As of October 31, 2002, there was a total of approximately $5.2 million invested in the 401(k) savings plan, of which approximately $738,000 was in the YNB Stock Fund (which owned approximately 41,847 shares of our common stock as of such date). While it is possible that we may have liability based on the requirements applicable to the 401(k) savings plan, we do not believe that any such liabilities or claims, if asserted, would have a material adverse effect on our financial condition or results of operations. That conclusion is based in part on our expectation that the sale of our common stock by the YNB Stock Fund will occur in the near future and at a price at or near the current market price of our common stock. If the sale is completed at a price significantly lower than the current market price of our common stock, it is possible that such liabilities or claims, if asserted, could have a material adverse effect on our financial condition or results of operations. There can be no assurances that we will be able to complete the sale of shares by the 401(k) savings plan in the time period or in the price range currently contemplated.

We also maintain a dividend reinvestment and stock purchase plan (the "YNB DRIP"). In 1997, in connection with adding a 3% discount to dividend reinvestments through the YNB DRIP, we inadvertently did not register with the Securities and Exchange Commission our common stock purchased through the YNB DRIP and may not have distributed certain information to plan participants as required by securities laws. After recently being advised of those requirements, we promptly suspended operation of the YNB DRIP. We expect in the near future to complete the registration of the shares of common stock purchased (and to be purchased) through the YNB DRIP. In addition, our Board of Directors has approved an offer to be made in the near future to all YNB DRIP participants to rescind their purchases of common stock through the YNB DRIP since December 1, 1997. Approximately 125,993 shares of common stock as adjusted or stock splits and stock dividends have been acquired through the YNB DRIP since December 1, 1997, at prices ranging from $8.88 to $19.93 per share. As of November 13, 2002, the market price of our common stock was $18.54 per share. We do not believe that participants will be likely to accept the rescission offer if the market price of our common stock is then close to or higher than the rescission price (an amount equal to the original purchase price of the shares, plus interest at a statutory rate since the date of purchase and less any amounts received by the participant with respect to such shares, including subsequent cash dividends whether or not they were reinvested in shares of our common stock). In the event some participants do accept the rescission offer, we believe, based upon the current market price of the common stock, that the aggregate amount of rescission payments would not have a material adverse effect on our financial condition or results of operations. If, however, a greater than expected number of participants accept the rescission offer or the rescission offer is completed at a time when the market price of our common stock is significantly lower than the current market price of our common stock, the aggregate amount of rescission payments could have a material adverse effect on our financial condition or results of operations. There can be no assurances that we will be able to complete the rescission offer in the time period currently contemplated.

In addition, we maintain a stock option plan providing for grants of options to our non-employee directors. The number of shares available for the grant of options under this plan was increased on three occasions by our Board of Directors. Each of these increases was inadvertently implemented without obtaining shareholder approval as required by Nasdaq. Upon recently being advised of this shareholder approval requirement, we have canceled the increases in the number of shares available under the plan, and options to purchase an aggregate of 118,668 shares, which were granted without shareholder approval, have been recently rescinded and terminated. In addition, options for which shareholder approval had not been obtained, but which were already exercised, have been recently rescinded in exchange for a return of the exercise price (aggregating approximately $123,000). We brought this matter to the attention of the Nasdaq staff and discussed the steps we have taken. Based upon those discussions and informal guidance received by the Nasdaq staff, we believe that our inadvertent failure to obtain shareholder approval of the option increases will not affect the listing of our common stock on Nasdaq and will not have a material adverse effect on our financial condition or results of operations.

Credit Quality

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of September 30, 2002 and December 31, 2001.

Nonperforming Assets
------------------------------------------------------------------
(in thousands)                                09/30/02    12/31/01
------------------------------------------------------------------
Nonaccrual loans:
     Commercial real estate                  $   1,931    $    888
     Residential                                 1,677       1,133
     Commercial and industrial                   1,579       1,494
     Consumer                                       56          98
------------------------------------------------------------------
          Total                                  5,243       3,613
------------------------------------------------------------------
Restructured loans                                 729         770
------------------------------------------------------------------
Loans 90 days or more past due:
     Residential                                   491         514
     Consumer                                      155         228
------------------------------------------------------------------
          Total                                    646         742
------------------------------------------------------------------
Total nonperforming loans                        6,618       5,125
------------------------------------------------------------------
Other real estate                                1,248       2,329
------------------------------------------------------------------
Total nonperforming assets                   $   7,866    $  7,454
------------------------------------------------------------------

Allowance for loan losses to total loans,
     end of period                                1.41%       1.34%
Allowance for loan losses to nonperforming
     loans, end of period                       244.26%     264.23%
==================================================================

Nonperforming assets, which consist of nonperforming loans and other real estate, totaled $7.9 million at September 30, 2002, a $412,000 or 5.5% increase from the $7.5 million level at December 31, 2001. Nonperforming assets over the past five years have averaged approximately $7.9 million. Total nonperforming assets as a percentage of total assets were 0.36% at September 30, 2002 compared to 0.38% at December 31, 2001. The modest decrease in this ratio resulted from an increase in total assets partially offset by the modest increase in nonperforming assets.

At September 30, 2002, nonperforming loans, which are loans 90 days or more past due, restructured loans and nonaccrual loans, totaled $6.6 million, a $1.5 million or 29.1% increase from $5.1 million at December 31, 2001. The increase in nonperforming loans resulted from an increase in nonaccrual loans, partially offset by decreases in restructured loans and loans 90 days or more past due. Nonaccrual loans increased primarily due to increases in nonaccrual commercial real estate and residential loans. The increase in nonaccrual commercial real estate loans is primarily due to one loan relationship totaling approximately $824,000.

Other real estate totaled $1.2 million at September 30, 2002 reflecting a $1.1 million decrease from the $2.3 million in other real estate at December 31, 2001. The decline in other real estate resulted primarily from the sale of one property, as well as principal write-downs on two other properties. YNB continues to aggressively work to reduce the level of other real estate owned. Other real estate properties have been written down to the lower of cost or fair value less disposition expenses.

Management's primary objective with respect to YNB's lending activities is to maintain a high credit quality loan portfolio regardless of the economic climate. The continued slow down in the economy could cause nonperforming asset levels to increase from the current or historical levels, which would have a negative impact on earnings.

Allowance for Loan Losses

Management utilizes a system to rate substantially all of its loans based on their respective risk. Consumer and residential mortgage loans are evaluated as a group with only those loans that are delinquent evaluated separately. The primary emphasis of the risk rating system is on commercial and industrial loans and commercial real estate loans. Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. Risk ratings of 1 to 5 are considered to be acceptable risk and consist of loans rated as either "minimal, modest, better than average, average and acceptable." Loans with acceptable risk were reserved at a range of 0.5% to 1.60% at September 30, 2002. Risk ratings of between 6 and 8 are considered higher than acceptable risk and consist of loans rated as "special mention, substandard and doubtful." Due to the higher level of risk, these loans were reserved at a range of 3.75% to 50% at September 30, 2002. Loans with a risk rating of 9 were considered to be a loss and reserved at 100% at September 30, 2002. In setting the reserve percentage for each risk rating, management uses computer software to perform migration analysis to determine historic loan loss experience. In addition, management relies on its judgment concerning the anticipated impact on credit risk of economic conditions, real estates values, interest rates and level of business activity. Residential mortgage loans and consumer loans are assigned individual reserve percentages of between 0.25% for the lowest risk to 0.75% for higher risk loans.

The allowance for loan losses totaled $16.2 million at September 30, 2002, an increase of $2.7 million from the $13.5 million at year-end 2001. The provision for loan losses for the first nine months of 2002 was $2.9 million compared to $2.4 million for the same period of 2001. Gross charge-offs were $368,000 for the first nine months of 2002 compared to $1.5 million for the same period in 2001. Gross recoveries were $66,000 for the first nine months of 2002 compared to $371,000 for the same period in 2001. Annualized net charge-offs as a percentage of average loans were 0.04% for the first nine months of 2002 compared to 0.18% for the same period in 2001. This compares to net charge-offs as a percentage of average loans of 0.15% for the year ended December 31, 2001. Management believes, based on historical experience, that net charge-offs as a percentage of average loans for the first nine months of 2002 is not a reliable indicator of YNB's future net charge-offs. The increased size of the reserve resulted primarily from three factors. First, YNB continued to experience loan growth with total loans increasing $135.9 million in the first nine months of 2002. A second factor was the increased level of nonperforming loans, which increased $1.5 million from year-end 2001. A third factor involved a weakening of the credit quality of the portfolio as measured by the amount of lending relationships that had risk rating downgrades in 2002. Management believes, that most of these downgrades reflect the impact of a slowing economy on the level of business activity and believes that this trend will continue in the short term. Management does not anticipate that these downgrades will result in a significant increase in nonperforming loans.

Management maintains the allowance for loan losses at a level determined in accordance with the above-described process. It is management's assessment, based on its estimates, that the allowance is appropriate in relation to the credit risk exposure levels. One measure of the adequacy of the allowance for loan losses is the ratio of allowance for loan losses to total loans. This ratio was 1.41% at September 30, 2002 compared to 1.34% at December 31, 2001. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. This ratio was 244.26% at September 30, 2002 compared to 264.23% at December 31, 2001.

The following table describes the allocation of the allowance for loan losses among various categories of loans as of the dates indicated based upon the risk analysis performed in evaluating the adequacy of the allowance for loan losses. An unallocated allowance is distributed proportionately among each loan category. This unallocated portion of the allowance for loan loss is important to maintain the overall allowance at a level that is adequate to absorb potential credit losses inherent in the total loan portfolio not detectable or discernible through the specified analysis described above. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans. The allocation of the allowance for loan losses to the various loan types remained relatively unchanged from September 30, 2002 compared to December 31, 2001. The primary factor which influenced the modest changes was the continued loan growth experienced in 2002.

---------------------------------------------------------------------------------------------------------------
                                As of September 30, 2002                       As of December 31, 2001
                      ----------------------------------------------  -----------------------------------------
                                       Percent        Percent of                     Percent        Percent of
                        Reserve          of            loans to        Reserve         of            loans to
(in thousands)           Amount       Allowance      Total loans       Amount       Allowance      Total loans
---------------------------------------------------------------------------------------------------------------
Commercial real
    estate             $  8,071          49.9%          50.3%        $  6,843         50.5%           49.5%
Residential               1,271           7.9           14.0            1,106          8.2            14.1
Commercial and
    industrial            6,161          38.1           27.3            4,974         36.7            28.0
Consumer                    662           4.1            8.4              619          4.6             8.4
---------------------------------------------------------------------------------------------------------------
Total                  $ 16,165         100.0%         100.0%        $ 13,542        100.0%          100.0%
---------------------------------------------------------------------------------------------------------------

Results of Operations

Net Income

YNB reported net income of $10.7 million for the nine months ended September 30, 2002, an increase of $3.1 million or 40.7% compared to $7.6 million for the same period in 2001. The increase in net income for the first nine months of 2002 compared to the same period in 2001 was primarily attributable to higher net interest income, partially offset by an increase in non-interest expenses. Basic earnings per share for the nine months ended September 30, 2002 increased 31.4% to $1.34 compared to $1.02 for the same period in 2001. Diluted earnings per share for the nine months ended September 30, 2002 increased 28.7% to $1.30 compared to $1.01 for the same period in 2001. The increase in earnings per share was due to higher net income, partially offset by the higher average number of common shares outstanding resulting primarily from the private stock offering completed in August 2001.

On a quarterly basis, net income for the third quarter of 2002 was $3.7 million, which represents an increase of $1.2 million or 48.3% compared to the net income for the third quarter of 2001. The primary reason for the increase in net income in the quarter was higher net interest income, partially offset by the increased provision for loan losses and non-interest expense. Basic earnings per share for the quarter ended September 30, 2002 increased 39.4% to $0.46 compared to $0.33 for the same period in 2001. Diluted earnings per share increased 37.5% to $0.44 for the third quarter of 2002 compared to $0.32 for the same period in 2001. The increase in earnings per share was due to the higher level of net income, partially offset by the increased number of average common shares outstanding.

Net Interest Income

YNB's net interest income for the first nine months of 2002 was $34.4 million, an increase of $7.5 million or 27.7% from the same period in 2001. The increase was principally because of the decline in interest expense. Time deposits, due to their longer maturity structure, reprice more slowly than YNB's earning asset base. Since these deposits only reprice at the maturity date, time deposits that repriced in the first nine months of 2002 now reflect the full decline in interest rates already experienced by much of YNB's earning asset base in 2001. For the first nine months of 2002, interest income decreased by $28,000 compared to the same period in 2001, while interest expense decreased by $7.5 million compared to the same period in 2001. The most significant factor in the improvement in net interest income was the reduction in the cost of other time deposits which declined 212 basis points to 4.10% for the first nine months of 2002 compared to 6.22% for the same period in 2001. Overall, the cost of interest bearing deposits declined 197 basis points to 3.24% for the first nine months of 2002 when compared to 5.21% for the same period in 2001.

The net interest margin is calculated as net interest income divided by average interest earning assets. For the first nine months of 2002 the net interest margin (tax equivalent basis) was 2.37%, a 17 basis point or 7.7% increase compared to 2.20% for the same period in 2001. The increase in the margin was due primarily to the reduction in cost of interest bearing liabilities. The cost of average interest bearing liabilities declined 27 basis points more than the yield on average interest earning assets. Further improvement to the net interest margin for the remainder of 2002 is dependent on maintaining loan yields, investment opportunities and the continued decline of our cost of funds. However, if short-term rates, including the prime rate of interest, were to decline from the September 30, 2002 levels, it would limit the continued improvement in the net interest margin and on a short term basis the net interest margin could be negatively impacted. On November 6, 2002, the Federal Reserve Board lowered the targeted Federal funds rate by 50 basis points.

On a quarterly basis, net interest income was $12.1 million, an increase of $3.2 million or 36.0% when compared to the third quarter of 2001. The net interest margin (tax equivalent basis), for the three months ended September 30, 2002 was 2.39% a 33 basis point or 16.0% increase from the same period in 2001. The increase in the net interest margin was due to the cost of average interest bearing liabilities decreasing 129 basis points to 3.93% for the quarter compared to 5.22% for the same period in 2001. Over this same time period, the yield on average earning assets decreased only 87 basis points to 5.93% for the quarter compared to 6.80% for the same period in 2001. The combination of these factors accounted for the improvement in the net interest margin for the quarterly comparative period.

The net interest margin for the nine and three months comparative periods in 2002 and 2001 was also impacted by the Investment Growth Strategy. The targeted spread on this strategy is 75 basis points after tax. Because of the targeted spread on this strategy, there is a negative impact to the overall net interest margin.

Interest Income

For the first nine months of 2002, total interest income was $89.63 million, a decrease of $28,000 when compared to interest income of $89.65 million for the same period in 2001. This minimal decrease was primarily due to lower loan and investment yields as a result of the aggressive lowering of short-term interest rates (475 basis points in 2001) by the Federal Reserve, principally offset by the higher average balances of loans.

Interest and fees on loans for the nine months ended September 30, 2002 increased $2.6 million or 4.9% to $55.2 million from $52.7 million for the same period in 2001. Average loans increased $192.8 million or 22.3% while the yield on loans decreased 116 basis points to 6.97% for the nine months ended September 30, 2002 from 8.13% for the same period in 2001. The lower loan yield reflected the entire impact of the reduction of short-term interest rates from 2001 in the first nine months of 2002 when compared to the same period in 2001.

Interest on securities declined $1.1 million or 3.1% to $33.4 million for the nine months ended September 30, 2002 compared to $34.5 million for the same period in 2001. Average securities for the nine months ended September 30, 2002 increased $119.5 million or 16.3% to $852.0 million when compared to the $732.5 million for the same period in 2001. Over the same period, the yield on the securities portfolio decreased 105 basis points to 5.23% from 6.28%. The decline in interest income resulted from the overall lower yield on the securities portfolios partially offset by the higher average balance of securities. The lower yield on the securities portfolios is primarily due to management's strategy of reducing the portfolio duration in order to better position YNB for the possibility of a rising rate environment and the current low level of interest rates.

For the third quarter of 2002, total interest income was $30.8 million, an increase of $540,000 or 1.8% when compared to the $30.3 million for the third quarter of 2001. The increase in interest income was due to higher average balances of loans and securities, partially offset by lower yields on both asset types. The overall yield on earning assets for the third quarter of 2002 was 5.93%, an 87 basis point decline from the 6.80% for the same period in 2001. The decrease in the yield on earning assets was primarily due to the lower interest rate environment in the third quarter of 2002 compared to the same period in 2001 and due to the previously mentioned strategy of reducing investment portfolio duration.

Interest Expense

Total interest expense decreased $7.5 million or 11.9% to $55.3 million for the first nine months of 2002, compared to $62.8 million for the same period in 2001. The decrease in interest expense for the comparable time periods resulted primarily from lower rates paid on all interest bearing deposits and, to a lesser extent, on borrowed funds, partially offset by higher overall average balances on these interest-bearing liabilities. Average interest bearing liabilities were $1.83 billion for the nine months ended September 30, 2002 reflecting an increase of $285.7 million or 18.5% when compared to the average balance of $1.54 billion for the same period in 2001. The average rate paid on interest bearing liabilities for the nine months ended September 30, 2002 decreased 140 basis points to 4.03% from 5.43% for the same period of 2002.

Interest expense on savings, money markets and interest bearing demand deposits increased $1.2 million or 15.8% to $8.5 million for the first nine months of 2002 when compared to $7.3 million for the same period in 2001. The primary cause for this increase was the increase in the average balance of these accounts of $180.3 million or 60.0%, to $481.0 million for the nine months ended September 30, 2002 from $300.7 million for the same period in 2001. The majority of the growth has been in Premier money market balances. Aggressive marketing campaigns in 2002, resulted in attracting new depositors as well as YNB's depositors reinvesting proceeds from maturing CDs into YNB's competitively priced Premier money market account. The cost of funds in this category decreased 90 basis points to 2.35% for the nine months ended September 30, 2002 compared to 3.25% for the same period in 2001. The primary cause for the decline in the cost of these deposits was the overall decline in interest rates. Management has focused on generating core deposit balances in the accounts described above as the preferred source to fund earning asset growth. Money market accounts, for example, are historically less expensive than CDs and present more opportunities to cross sell other bank products and services.

Interest on other time deposits decreased $7.6 million to $13.5 million for the nine months ended September 30, 2002 from $21.1 million for the same period in 2001. This decrease was caused by a decline of 212 basis points in the cost of average other time deposits to 4.10% from 6.22% for the comparative period in addition to a $14.6 million reduction in the average balance of other time deposits outstanding to $438.0 million for the nine months ended September 30, 2002, when compared to the average outstanding balance of $452.6 million for the same period in 2001. Management anticipates, based on the pricing characteristics of YNB's other time deposits and current market rates, that the cost of other time deposits will continue to decline throughout the remainder of 2002 but at a slower rate as a higher percentage of our other time deposits have already priced lower and are at or near current market levels.

Interest on CDs of $100,000 or more decreased $2.0 million or 33.8% to $3.9 million for the nine months ended September 30, 2002 from $5.9 million for the same period in 2001. The decrease was caused by the decline in the average rate paid of 271 basis points to 3.56% for the first nine months of 2002 from 6.27% for the same period in 2001, partially offset by the increase in average CD balances of $20.9 million for the nine months ended September 30, 2002. Through the branch network and computer-based service utilized by YNB, the volume of CDs of $100,000 or more increased during the first nine months of 2002, which enhanced liquidity and provided funding for asset growth. The sharp decline in the cost of CDs of $100,000 or more reflects the downward repricing of these deposits in the first nine months of 2002 as compared to the same time period in 2001.

Interest expense on borrowed funds increased $878,000 or 3.4% to $27.1 million for the first nine months of 2002 when compared to $26.2 million for the same period in 2001. The increased interest expense was the result of a $97.1 million or 15.4% increase in the average balance outstanding in the first nine months of 2002 to $727.6 million when compared to $630.5 million for the same period in 2001. The average rate paid on borrowed funds decreased 57 basis points for the nine months ended September 30, 2002 to 4.96% from 5.53% for the same period last year. The decline in the rate on borrowed funds resulted primarily from a change in the borrowing mix implemented in 2001 and maintained in 2002 and strategic repositioning of FHLB advances. The majority of new borrowings in 2001 were floating rate FHLB advances tied to the three month London Interbank Offer Rate, an interest rate sensitive index. In addition, the retirement of $50.0 million in callable advances and their replacement with lower cost floating rate borrowings also contributed to the lower rate on borrowed funds in 2002. Since a significant portion of the callable borrowed funds are at rates above the current rates offered on similar borrowings, management anticipates there will be limited calls in the near future. In addition, YNB may not prepay these borrowings without a prepayment penalty. This means that there are limited opportunities to reprice these borrowings lower if rates decline. In 2002, YNB has shifted its borrowing strategy away from floating rate borrowings and into longer-term callable borrowings. While this strategy resulted in a higher cost of borrowed funds in the current period, management believes these actions will reduce the overall risk exposure of YNB to rising interest rates.

For the third quarter of 2002, total interest expense decreased $2.7 million or 12.5% when compared to the $21.4 million for the same period in 2001. The overall cost of interest bearing liabilities decreased 129 basis points to 3.93% for the third quarter of 2002 compared to 5.22% for the third quarter of 2001. The reasons for this decrease in interest expense are substantially the same as for the nine-month period as discussed previously.

While YNB seeks to fund asset growth with lower cost core deposits such as savings, money market, interest bearing checking and non-interest bearing demand deposits, this has not generally been possible, as asset growth rates have historically exceeded the growth rate in core deposits. To attract lower cost deposits to fund asset growth, YNB has continued to aggressively market several lower cost products including Premier money market accounts and a free checking product. Management anticipates that, over time, these products, along with the implementation of our retail strategy, should result in lower cost core deposits providing a higher percentage of the new funding than has been experienced historically.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2002 was $2.9 million, an increase of $525,000 from the $2.4 million for the same period in 2001. While net charge-offs have declined, the level of nonperforming loans has increased to $6.6 million at September 30, 2002 from $5.5 million at September 30, 2001. The provision level also reflected continued ongoing loan growth with loans increasing $135.9 million in 2002 compared to $107.9 million for the same period in 2001. These factors combined with increased credit risk in the loan portfolio, as discussed in greater detail in the allowance for loan loss section of this filing, resulted in a higher provision for loan losses in the first nine months of 2002 compared to the same period in 2001.

For the three months ended September 30, 2002 the provision for loan losses was $1.3 million, a $475,000 increase from $825,000 for the third quarter of 2001. The primary cause for the increased provision was a $120,000 increase in net charge-offs and stronger loan growth in the third quarter of 2002 of $70.9 million compared to $43.4 million for the third quarter of 2001.

Non-interest Income

Total non-interest income for the first nine months of 2002 was $6.4 million, an increase of $689,000 or 12.0% over non-interest income of $5.7 million for the same period in 2001. The increase was due primarily to higher net securities gains and increased service charges on deposit accounts.

Service charges on deposit accounts increased $269,000 or 19.6% to $1.64 million for the nine months ended September 30, 2002 compared to $1.37 million for the same period in 2001. Service charge income has primarily increased in the first nine months of 2002 due to increased income from overdraft fees and growth in the core deposit base. Management believes that, as YNB's efforts are successful in increasing lower cost checking accounts, service charge income will continue to increase in future periods.

Net gains on the sale of securities totaled $2.5 million in the first nine months of 2002 compared to $2.1 million in net gains on the sale of securities for the same period in 2001. The gains resulted primarily as a result of the sale of fixed rate 30-year mortgage backed securities, fixed rate trust preferred securities and other securities with longer duration or extension risk. These securities were sold to achieve the asset liability objective of reducing longer-term interest rate risk in an increasing interest rate environment.

Earnings on bank owned life insurance were $1.26 million for the first nine months of 2002 compared to $1.33 million for the same period in 2001. The modest decline in income was due to lower yields on floating rate bank owned life insurance assets. The income earned on these assets is used to offset the benefit costs of deferred compensation programs. Bank owned life insurance assets are single premium policies. After the initial purchase, there are no additional premiums to be paid on those policies.

Other non-interest income increased $108,000 or 12.0% to $1.0 million for the first nine months ended September 30, 2002 from $901,000 for the same period in 2001. Other non-interest income includes a variety of fee-based services. These include Second Check fees, check fees and automated teller machine fees on non-customers. As YNB's customer base has broadened, the income from these services has increased.

For the three months ended September 30, 2002, total non-interest income decreased $51,000 to $2.21 million compared to $2.26 million for the same period in 2001. The key reason for this decrease was an $115,000 decrease in net securities gains for the three months ended September 30, 2002 compared to the third quarter of 2001.

Non-interest income represented 6.7% of YNB's total revenues in the first nine months of 2002 compared to 6.0% for the same period in 2001. The improvement in this ratio was due to greater gains on sale of securities and increased service charge income. As part of YNB's longer-term strategic goal to increase non-interest income, our subsidiary, YNB Financial Services, Inc. has generated modest investment and insurance fee income in 2002. YNB Financial Services, Inc. through a third party provider offers ancillary products, including brokerage services, which help to solidify relationships while modestly enhancing non-interest income.

Non-interest Expense

Total non-interest expense increased $3.0 million or 15.1% to $23.0 million for the first nine months of 2002 compared to $20.0 million for the same period in 2001. The increase in non-interest expense was primarily due to increases in salaries and employee benefits, occupancy and equipment expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.49% for the first nine months of 2002 compared to 1.52% for the same period of 2001. The improvement in this ratio is due to strong asset growth, partially offset by the increase in non-interest expenses experienced by YNB as described below. YNB's efficiency ratio for the first nine months of 2002 was 56.36% compared to 61.19% for the same period in 2001. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same or greater volume of income while a decrease would indicate a more efficient allocation of resources. The improvement in the efficiency ratio was due to both increased net interest and non-interest income, partially offset by higher non-interest expense.

Salaries and employee benefits increased $2.1 million or 18.9% to $13.1 million for the first nine months of 2002 compared to $11.0 million for the same period in 2001. Salaries and employee benefits expense accounted for 57.1% and 55.2% of total non-interest expenses for the first nine months of 2002 and 2001, respectively. Full time equivalent employees increased to 313 at September 30, 2002 compared to 284 at September 30, 2001. Salary expense increased $1.5 million or 18.3% reflecting increased staffing levels throughout YNB as the organization continued to grow and also reflects routine annual salary increases for existing staff. Benefit expense increased $600,000 or 21.0% primarily due to higher costs associated with the increased number of employees at YNB as well as increased costs associated with medical insurance premiums and increased ESOP expense. As we continue to implement our retail expansion strategy, we would expect salary and benefit expenses to continue to increase.

Occupancy expense for the first nine months of 2002 was $2.57 million, an increase of $536,000 or 26.4% compared to $2.03 million for the same period in 2001. Total rent expense on leased properties increased $436,000 and was the primary reason for the increase in occupancy expense. The rent expense increase resulted primarily from the costs associated with YNB's new operations center and the Hunterdon, New Jersey regional headquarters as well as the costs associated with the full impact on occupancy costs of new branches opened during 2001.

Equipment expense increased $260,000 or 17.6% to $1.74 million for the first nine months of 2002 from $1.48 million for the same period in 2001. The increase in equipment costs reflects the continuing efforts of YNB to maintain and upgrade technology and systems in order to provide quality products and service.

Other non-interest expenses increased $134,000 or 2.5% to $5.57 million for the first nine months of 2002 compared to $5.43 million for the same period in 2001. The major factor for the increase in this expense category was a $113,000 increase in other real estate expenses to $797,000 for the nine months ended September 30, 2002 compared to $684,000 for the same period in 2001. The increase in other real estate expenses was due to realized losses on sales, write downs and expenses associated with other real estate properties.

For the three months ended September 30, 2002, total non-interest expense increased $838,000 or 11.9% to $7.8 million from $7.0 million for the same period in 2001. The primary factor for this increase was a $783,000 or 20.9% increase in salaries and employee benefits expense to $4.5 million for the three months ended September 30, 2002 when compared to $3.7 million for the same period in 2001. Additional factors for the increase in non-interest expense were a $177,000 increase in occupancy expense and a $124,000 increase in equipment expense. These increases related to the continued expansion of YNB's branch network, new operations center and the related technology investments. Partially offsetting these increases was a $246,000 decline in other non-interest expenses to $1.9 million for the three months ended September 30, 2002 compared to $2.1 million for the same period in 2001. The primary factor for this decline was a $419,000 decline in other real estate expenses.

Income Tax Expense

The effective income tax rate for the nine months ended September 30, 2002 was 27.9% compared to 25.8 % for the same period in 2001. The increase in the tax rate resulted from the growth in overall income exceeding the growth in tax-free income and increased New Jersey State taxes. Total income tax expense for the nine months ended September 30, 2002 was $4.2 million, an increase of $1.5 million from $2.7 million for the same period in 2001. The growth in income tax expense was primarily due to increased pre-tax income from the comparable periods in 2001.

The effective tax rate for the three months ended September 30, 3002, was 28.5% compared to 25.0% for the same period in 2001. Total income tax expense for the three months ended September 30, 2002 was $1.5 million, an increase of $642,000 from the $831,000 for the same period in 2001. The reasons for the increase were identical as for the nine-month period as discussed above.

In July 2002, the New Jersey Business Tax Reform Act was passed. This act creates an alternative minimum assessment for companies that operate in New Jersey. The tax was retroactive to January 1, 2002. The alternative minimum assessment tax may be used to offset future tax liabilities, and as such, a deferred tax asset of approximately $400,000 was established for the excess of this tax over the regular New Jersey Corporate Business tax.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB's market risk from December 31, 2001, except as discussed below. For information regarding YNB's market risk please refer to the Company's 2001 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended December 31, 2001.

Management has followed a strategy of positioning YNB for the possibility of rising rates. This has involved shortening the duration of the investment portfolio, offering attractive rates on longer-term CDs and borrowing callable advances with long lockout periods. While these actions have had a negative impact on the level of improvement in the net interest margin, the benefit is reflected in improved simulation and economic value of equity results in a plus 200 basis points environment. As a natural hedge against a lower interest rate environment, management has also instituted interest rate floors on floating rate commercial loans throughout 2002. At September 30, 2002, $263.0 million in floating rate commercial loans had interest rate floors. This action is expected to mitigate the impact to net interest income should rates decline further from their September 30, 2002 levels. On November 6, 2002, the Federal Reserve Board lowered the targeted Federal fund rate by 50 basis points. Currently, management believes that this rate reduction will not have a material impact on the interest rate risk position of YNB as measured by the simulation analysis.

YNB manages interest rate risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and simpler gap analysis. At September 30, 2002, the cumulative one-year gap was a positive $181.3 million or 8.3% of total assets compared to a negative $223.8 million or 11.5% of total assets at December 31, 2001.

Simulation analysis involves dynamically modeling YNB's interest income and interest expense over a specified time period under various interest rate scenarios and balance sheet structures. YNB uses simulation analysis primarily to measure the sensitivity of net interest income over 12 and 24-month time horizons. In YNB's base case sensitivity scenario, the model estimates the variance in net interest income with a change in interest rates of plus and minus 200 basis points over a 12-month period. Management utilized a minus 150 basis points scenario due to the low interest rate environment that existed at September 30, 2002 and December 31, 2001. The plus and minus base case scenario is measured within a policy limit of -7%.

Changes in interest rate in basis     Percentage Change in Net Interest Income
points over 12 months                      9/30/02                12/31/01
------------------------------------------------------------------------------
+200                                         7.3                     0.4
-150                                        -4.7                    -4.6

The shorter duration of YNB's assets and the longer duration of YNB's liabilities have shifted the risk profile of YNB since December 31, 2001. YNB's net interest income will benefit most from a flat to modestly higher interest rate environment over the next twelve months. At the same time, the exposure to falling rates has remained unchanged. The simulation models rely on assumptions concerning among other things, the reaction of non-maturity deposit products and the impact of embedded options in borrowed fund positions. In the event that asset and liability behavior is different from the assumptions in the simulation model, the outcome could be significantly different. Management attempts to reduce the uncertainty by using market data, research analysis and business judgment in developing the assumptions that support the model.

YNB measures longer-term interest rate risk through the Economic Value of Equity ("EVE") model. This model involves projecting future cash flows from YNB's current assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and than aggregating the discounted cash flows. YNB's EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. YNB uses the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists YNB percentage change in EVE in a plus or minus 200 basis point rate shock at September 30, 2002 and December 31, 2001. Due to the low level of interest rates at both dates, not all interest rates could be shocked down 200 basis points.

The actions taken to reposition YNB for rising rates have also changed the longer term interest rate risk position as measured by EVE. Since December 31, 2001, YNB's longer-term exposure to rising rates, as measured by the percentage change in EVE, has decreased significantly. At the same time, with rates near historic lows the risk to lower rates as a percentage of EVE has increased. Management believes that as of September 30, 2002, YNB is better positioned in the long term for rising rates and the increased level of risk to lower rates, given the already low level of interest rates, is an acceptable tradeoff. On November 6, 2002 the Federal Reserve Board lowered the targeted Federal fund rate by 50 basis points. Currently, management believes that this decline will not materially change the longer term interest rate risk profile of YNB as measured by EVE.

Changes in interest rate in basis                   Percentage Change EVE
points (Rate Shock)                         9/30/02              12/31/01
-------------------------------------------------------------------------
+200                                           -6                  -45
-200                                          -27                   -1

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

Item 4. Controls and Procedures

    (A) YNB's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures within 90 days of the filing of this quarterly report, and based, on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

    (B) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

Not Applicable.

Item 2:  Changes in Securities and Use of Proceeds

Not Applicable

Item 3:  Defaults Upon Senior Securities

Not Applicable.

Item 4:  Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5:  Other Information

Not Applicable.

Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits
     99.1     Certification by Patrick M. Ryan, President and CEO
     99.2     Certification by Stephen F. Carman, Treasurer

(b) Reports on Form 8-K.

     On October 22, 2002, the Company filed an 8-K report, which included a copy of the Company's third quarter 2002 earnings press release.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   YARDVILLE NATIONAL BANCORP
                                   --------------------------
                                          (Registrant)


Date: November 14, 2002            By: /s/ Stephen F. Carman
-----------------------            -------------------------
                                   Stephen F. Carman
                                   Treasurer

                                  CERTIFICATION

I, Patrick M. Ryan, President and Chief Executive Officer, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Yardville National Bancorp;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly/annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly/annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly/annual report (the "Evaluation Date"); and

        c. presented in this quarterly/annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly/annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14 2002              By: /s/ Patrick M. Ryan
----------------------              -----------------------
                                    Name: Patrick M. Ryan
                                    Title: President and Chief Executive Officer

                                  CERTIFICATION

I, Stephen F. Carman, Treasurer, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Yardville National Bancorp;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly/annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly/annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly/annual report (the "Evaluation Date"); and

        c. presented in this quarterly/annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this quarterly/annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002             By: /s/ Stephen F. Carman
------------------------             -------------------------
                                     Name: Stephen F. Carman
                                     Title: Treasurer

INDEX TO EXHIBITS
   Exhibit
   Number                     Description                                Page
------------------------------------------------------------------------------
    99.1   Certification by Patrick M. Ryan, President and CEO            36

    99.2   Certification by Stephen F. Carman, Treasurer                  37