Form 10-Q/A
period 2002-09-30
YARDVILLE NATIONAL BANCORP
filed 2003-01-31
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES ACT OF 1934
      For the quarterly period ended September 30, 2002

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES ACT OF 1934
      For transition period from

                         Commission File Number: 0-26086

                           YARDVILLE NATIONAL BANCORP
              -----------------------------------------------------
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
         Class                                    Number of shares outstanding

                                Explanatory Note

This Amendment to Quarterly Report on Form 10-Q/A amends Item 2 of Part I of the Quarterly Report on Form 10-Q (the "10-Q") of Yardville National Bancorp, a New Jersey corporation (the "Company"), filed on November 14, 2002, for the quarterly period ended September 30, 2002. The purpose of this Amendment is to correct certain information reported in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of the 10-Q relating to the reported classification and resulting average rates of certain accounts among the different types of interest bearing deposits and the percentage changes of such balances in the three and nine months ended September 30, 2002 as compared to three and nine months ended September 30, 2001, as reflected on pages 17, 18 and 19 of this Amendment. The corrections reflected in this Amendment did not result in any changes to the total interest bearing deposits, total interest bearing liabilities, total interest expense, net income or the reported end of period statement of condition as previously reported in the 10-Q. Except as described above, the Company has not updated any of the other information included in the 10-Q.

PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

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

Securities Available For Sale                    September 30, 2002                  December 31, 2001
----------------------------------------------- ---------------- ---------------- --------------- ----------------
                                                   Amortized         Market         Amortized         Market
(in thousands)                                       Cost             Value            Cost            Value
----------------------------------------------- ---------------- ---------------- --------------- ----------------
U.S. Treasury securities and
     obligations of other U.S.
     government agencies                              $ 174,975        $ 177,512       $ 113,862        $ 113,861
Mortgage-backed securities                              525,122          535,898         521,988          523,179
Corporate obligations                                    50,146           49,394          72,946           72,311
All other securities                                     39,861           39,861          37,132           37,132
----------------------------------------------- ---------------- ---------------- --------------- ----------------
Total                                                 $ 790,104        $ 802,665       $ 745,928        $ 746,483
=============================================== ================ ================ =============== ================

Investment Securities                            September 30, 2002                       December 31, 2001
----------------------------------------------- ---------------- ---------------- --------------- ----------------
                                                   Amortized         Market         Amortized         Market
(in thousands)                                       Cost             Value            Cost            Value
----------------------------------------------- ---------------- ---------------- --------------- ----------------
Obligations of other U.S.
     government agencies                              $      --        $      --       $  13,000        $  13,066
Obligations of state and
     political subdivisions                              50,178           52,582          48,694           47,729
Mortgage-backed securities                                3,996            4,109           4,059            4,092
----------------------------------------------- ---------------- ---------------- --------------- ----------------
Total                                                 $  54,174        $  56,691       $  65,753        $  64,887
=============================================== ================ ================ =============== ================

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






Loan Portfolio Composition
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
 (In thousands)                                       09/30/02          12/31/01           Change          % Change
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Commercial real estate
     Owner occupied                                 $  167,511        $  143,767  $        23,744           16.52%
     Investor occupied                                 295,008           255,471           39,537           15.48
     Construction and development                      112,622            99,978           12,644           12.65
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
                                                       575,141           499,216           75,925           15.21
Residential
     Multi-family                                       43,252            33,970            9,282           27.32
     1- 4 family                                       116,392           107,840            8,552            7.93
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
                                                       159,644           141,810           17,834           12.58
Commercial and industrial
     Term                                              118,923           117,005            1,918            1.64
     Lines of credit                                   193,495           164,075           29,420           17.93
     Demand                                                549             1,055             (506)         (47.96)
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
                                                       312,967           282,135           30,832           10.93
Consumer
     Home equity                                        68,343            58,084           10,259           17.66
     Installment                                        22,141            19,266            2,875           14.92
     Other                                               5,685             7,462           (1,777)         (23.81)
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
                                                        96,169            84,812           11,357           13.39
============================================= ================= ================= ================ =================
Total loans                                         $1,143,921        $1,007,973  $       135,948           13.49%
============================================= ================= ================= ================ =================

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

Deposits
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
(In thousands)                                         9/30/02          12/31/01           Change          % Change
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Non-interest bearing demand
     deposits                                        $ 122,022         $ 114,405        $   7,617              6.7%
Interest bearing demand deposits                       117,958           105,354           12,604             12.0
Money market deposits                                  299,346           203,872           95,474             46.8
Savings deposits                                        82,000            77,168            4,832              6.3
Certificates of deposit of $100,000
     and over                                          145,437           137,684            7,753              5.6
Other time deposits                                    495,304           454,207           41,097              9.1
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Total                                               $1,262,067        $1,092,690        $ 169,377             15.5%
============================================= ================= ================= ================ =================

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

(iv) A reduction in unallocated ESOP shares of $300,000, to $500,000 at September 30, 2002 from $800,000 at December 31, 2001.

The table below presents the actual capital amounts and ratios of the Holding Company and the Bank:

                                                        Amount                                    Ratios
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
(amounts in thousands)                            09/30/02          12/31/01         09/30/02          12/31/01
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Risk-based capital:
Tier 1:
          Holding Company                            $ 134,330  $      123,838                9.7%            10.0%
          Bank                                         129,188         120,621                9.4              9.8
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Total:
          Holding Company                              150,495         138,919               10.9             11.3
          Bank                                         145,353         134,163               10.6             10.9
--------------------------------------------- ----------------- ----------------- ---------------- -----------------
Tier 1 leverage:
          Holding Company                              134,330         123,838                6.5              6.9
          Bank                                       $ 129,188  $      120,621                6.0%             6.8%
--------------------------------------------- ----------------- ----------------- ---------------- -----------------

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

Our 401 (k) savings plan has, since August 1998, included an option for our employees to invest a portion of their plan accounts in a fund (the "YNB Stock Fund") that has acquired shares of our common stock in the open market. In connection with the addition of the YNB Stock Fund to the plan, we inadvertently did not register with the Securities and Exchange Commission the 401 (k) savings plan interests or the shares of common stock acquired by the YNB Stock Fund and may not have distributed certain information to plan participants on a timely basis as required by securities laws. After recently being advised of those requirements, we promptly completed the registration and distributed the required information to our plan participants. The Board of Directors of YNB has approved the discontinuance of the YNB Stock Fund, and the sale of our common stock owned by the YNB Stock Fund to the YNB employee stock ownership plan in the near future. As of October 31, 2002, there was a total of approximately $5.2 million invested in the 401 (k) savings plan, of which approximately $738,000 was in the YNB Stock Fund (which owned approximately 41,847 shares of our common stock as of such date). While it is possible that we may have liability based on the requirements applicable to the 401 (k) savings plan, we do not believe that any such liabilities or claims, if asserted, would have a material adverse effect on our financial condition or results of operations. That conclusion is based in part on our expectation that the sale of our common stock by the YNB Stock Fund will occur in the near future and at a price at or near the current market price of our common stock. If the sale is completed at a price significantly lower that the current market price of our common stock, it is possible that such liabilities or claims, if asserted, could have a material adverse effect on our financial condition or results of operations. There can be no assurance that we will be able to complete the sale of shares by the 401 (k) savings plan in the time period or in the price range currently contemplated.

We also maintain a dividend reinvestment and stock purchase plan (the "YNB DRIP"). In 1997, in connection with adding a 3% discount to dividend reinvestments through the YNB DRIP, we inadvertently did not register with the Securities and Exchange Commission our common stock purchase through the YNB DRIP and may not have distributed certain information to plan participants as required by securities laws. After recently being advised of those requirements, we promptly suspended operation of the YNB DRIP. We expect in the near future to complete the registration of the shares of common stock purchased (and to be purchased) through the YNB DRIP. In addition, our Board of Directors has approved an offer to be made in the near future to all YNB DRIP participants to rescind their purchases of common stock through the YNB DRIP since December 1, 1997. Approximately 125,993 shares of common stock as adjusted or stock splits and stock dividends have been acquired through the YNB DRIP since December 1, 1997, at prices ranging from $8.88 to $19.93 per share. As of November 13, 2002, the market price of our common stock was $18.54 per share. We do not believe that participants will be likely to accept the rescission offer if the market price of our common stock is then close to or higher than the rescission price (an amount equal to the original purchase price of the shares, plus interest at statutory rate since the date of purchase and less any amounts received by the participant with respect to such shares, including subsequent cash dividends whether or not they were reinvested in shares of our common stock). In the event some participants do accept the rescission offer, we believe, based upon the current market price of the common stock, that the aggregate amount of rescission payments would not have a material adverse effect on our financial condition or results of operations. If, however, a greater than expected number of participants accept the rescission offer or the rescission offer or the rescission offer is completed at a time when the market price of our common stock is significantly lower than the current market price of our common stock, the aggregate amount of rescission payments could have a material adverse effect on our financial condition or results of operations. There can be no assurance that we will be able to complete the rescission offer in the time period currently contemplated.

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

Nonperforming Assets
--------------------------------------------------------------- ----------------- ----------------
(in thousands)                                                          09/30/02         12/31/01
--------------------------------------------------------------- ----------------- ----------------
Nonaccrual loans:
     Commercial real estate                                            $   1,931  $           888
     Residential                                                           1,677            1,133
     Commercial and industrial                                             1,579            1,494
     Consumer                                                                 56               98
--------------------------------------------------------------- ----------------- ----------------
          Total                                                            5,243            3,613
--------------------------------------------------------------- ----------------- ----------------
Restructured loans                                                           729              770
--------------------------------------------------------------- ----------------- ----------------
Loans 90 days or more past due:
     Residential                                                             491              514
     Consumer                                                                155              228
--------------------------------------------------------------- ----------------- ----------------
          Total                                                              646              742
--------------------------------------------------------------- ----------------- ----------------
Total nonperforming loans                                                  6,618            5,125
--------------------------------------------------------------- ----------------- ----------------
Other real estate                                                          1,248            2,329
--------------------------------------------------------------- ----------------- ----------------
Total nonperforming assets                                             $   7,866  $         7,454
--------------------------------------------------------------- ----------------- ----------------

Allowance for loan losses to total loans,
     End of period                                                          1.41%            1.34%
Allowance for loan losses to nonperforming
     loans, end of period                                                 244.26%          264.23%
=============================================================== ================= ================

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

Allowance for Loan Losses

Management utilizes a system to rate substantially all of its loans based on their respective risk. Consumer and residential mortgage loans are evaluated as a group with only those loans that are delinquent evaluated separately. The primary emphasis of the risk rating system is on commercial and industrial loans and commercial real estate loans. Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. Risk ratings of 1 to 5 are considered to be acceptable risk and consist of loans rated as either "minimal, modes, better than average, average and acceptable." Loans with acceptable risk were reserved at a range of 0.5% to 1.60% at September 30, 2002. Risk ratings of between 6 and 8 are considered higher than acceptable risk and consist of loans rated as "special mention, substandard and doubtful." Due to the higher level of risk, these loans were reserved at a range of 3.75% to 50% at September 30, 2002. Loans with a risk rating of 9 were considered to be a loss and reserved at 100% at September 30, 2002. In setting the reserve percentage for each risk rating, management uses computer software to perform migration analysis to determine historic loan loss experience. In addition, management relies on its judgment concerning the anticipated impact on credit risk of economic conditions, real estates values, interest rates and level of business activity. Residential mortgage loans and consumer loans are assigned individual reserve percentages of between 0.25% for the lowest risk to 0.75% for higher risk loans.

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

-------------------------------------------------------------------------------------------------------------------
                               As of September 30, 2002                       As of: December 31, 2001
-------------------------------------------------------------------------------------------------------------------
                                       Percent        Percent of                     Percent        Percent of
                        Reserve          of            loans to        Reserve         of            loans to
(in thousands)           Amount       Allowance      Total loans       Amount       Allowance      Total loans
--------------------- ------------- -------------- ----------------- ------------ -------------- -----------------
Commercial
 real estate          $    8,071            49.9%             50.3%   $    6,843           50.5%             49.5%
Residential                1,271             7.9              14.0         1,106            8.2              14.1
Commercial
 and industrial            6,161            38.1              27.3         4,974           36.7              28.0
Consumer                     662             4.1               8.4           619            4.6               8.4
--------------------- ------------- -------------- ----------------- ------------ -------------- -----------------
Total                 $   16,165           100.0%            100.0%    $  13,542          100.0%            100.0%
--------------------- ------------- -------------- ----------------- ------------ -------------- -----------------

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

Net Interest Income

YNB's net interest income for the first nine months of 2002 was $34.4 million, an increase of $7.5 million or 27.7% from the same period in 2001. The increase was principally because of the decline in interest expense. Time deposits, due to their longer maturity structure, reprice more slowly than YNB's earning asset base. Since these deposits only reprice at the maturity date, time deposits that repriced in the first nine months of 2002 now reflect the full decline in interest rates already experienced by much of YNB's earning asset base in 2001. For the first nine months of 2002, interest income decreased by $28,000 compared to the same period in 2001, while interest expense decreased by $7.5 million compared to the same period in 2001. The most significant factor in the improvement in net interest income was the reduction in the cost of other time deposits which declined 234 basis points to 3.88% for the first nine months of 2002 compared to 6.22% for the same period in 2001. Overall, the cost of interest bearing deposits declined 197 basis points to 3.24% for the first nine months of 2002 when compared to 5.21% for the same period in 2001.

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

Interest expense on savings, money markets and interest bearing demand deposits increased $1.2 million or 15.8% to $8.5 million for the first nine months of 2002 when compared to $7.3 million for the same period in 2001. The primary cause for this increase was the increase in the average balance of these accounts of $155.9 million or 51.8%, to $456.6 million for the nine months ended September 30, 2002 from $300.7 million for the same period in 2001. The majority of the growth has been in Premier money market balances. Aggressive marketing campaigns in 2002, resulted in attracting new depositors as well as YNB's depositors reinvesting proceeds from maturing CDs into YNB's competitively priced Premier money market account. The cost of funds in this category decreased 77 basis points to 2.48% for the nine months ended September 30, 2002 compared to 3.25% for the same period in 2001. The primary cause for the decline in the cost of these deposits was the overall decline in interest rates. Management has focused on generating core deposit balances in the accounts described above as the preferred source to fund earning asset growth. Money market accounts, for example, are historically less expensive than CDs and present more opportunities to cross sell other bank products and services.

Interest on other time deposits decreased $7.6 million to $13.5 million for the nine months ended September 30, 2002 from $21.1 million for the same period in 2001. This decrease was caused by a decline of 234 basis points in the cost of average other time deposits to 3.88% from 6.22% for the comparative period partially offset by a $9.8 million increase in the average balance of other time deposits outstanding to $462.4 million for the nine months ended September 30, 2002, when compared to the average outstanding balance of $452.6 million for the same period in 2001. Management anticipates, based on the pricing characteristics of YNB's other time deposits and current market rates, that the cost of other time deposits will continue to decline throughout the remainder of 2002 but at a slower rate as a higher percentage of our other time deposits have already priced lower and are at or near current market levels.

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


                                                     YARDVILLE NATIONAL BANCORP
                                                     --------------------------
                                                     (Registrant)


Date: January 31, 2003                               By:/s/ Stephen F. Carman
      ----------------                               ------------------------
                                                     Stephen F. Carman
                                                     Treasurer

                                  CERTIFICATION
                                  -------------

I, Patrick M. Ryan, President and Chief Executive Officer, certify that:


    1. I have reviewed this Amendment to Quarterly Report on Form 10-Q/A and the Quarterly Report on Form 10-Q previously filed (collectively, this "Report") of Yardville National Bancorp;

    2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

      c. presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 31, 2003              By: /s/ Patrick M. Ryan
----------------------              ----------------------------
                                    Name:  Patrick M. Ryan
                                    Title: President and Chief Executive Officer

                                  CERTIFICATION

I, Stephen F. Carman, Treasurer, certify that:

    1. I have reviewed this Amendment to Quarterly Report on Form 10-Q/A and the Quarterly Report on Form 10-Q previously filed (collectively, this "Report") of Yardville National Bancorp;

    2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

    3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Report;

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

      c. presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 31, 2003                             By:    /s/ Stephen F. Carman
-----------------------                            -----------------------------
                                                   Name:  Stephen F. Carman
                                                   Title: Treasurer