Form 10-K
period 2002-12-31
YARDVILLE NATIONAL BANCORP
filed 2003-03-31
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

        [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities
              Exchange Act of 1934 for the fiscal year ended December 31, 2002.

                                       OR

        [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

                          Commission File No.: 0-26086


                           Yardville National Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                    22-2670267
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or organization)


 2465 Kuser Road, Hamilton, New Jersey                                08690
------------------------------------------------------------     ---------------
(Address of principal executive offices)                            (Zip Code)

    Registrant's telephone number, including area code:        (609) 585-5100
                                                              ------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting Common Stock held by non-affiliates (computed by using the closing sales price on the last business day of the registrant's most recently completed second fiscal quarter (June 28, 2002)) was $102,354,911. An aggregate of 10,398,705 shares of Common Shares were outstanding as of March 28, 2003.

                       Documents Incorporated By Reference

Portions of the definitive proxy statement for the Annual Meeting of Stockholders of Yardville National Bancorp to be held June 5, 2003 are incorporated by reference into Part III of this Form 10-K.

                                    FORM 10-K

                                      INDEX

                                                                                                         EDGAR PAGE
PART I

Item 1.       Business............................................................................................6
Item 2.       Properties.........................................................................................17
Item 3        Legal Proceedings..................................................................................17
Item 4.       Submission of Matters to a Vote of Security Holders................................................17

PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholders Matters.............................17
Item 6.       Selected Financial Data............................................................................19
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations..............21
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk.........................................49
Item 8.       Financial Statements and Supplementary Data........................................................49
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............49

PART III

Item 10.      Directors and Executive Officers of the Registrant.................................................50
Item 11.      Executive Compensation.............................................................................50
Item 12.      Security Ownership of Certain Beneficial Owners and Management.....................................50
Item 13.      Certain Relationships and Related Transactions.....................................................50
Item 14.      Controls and Procedures............................................................................50

PART IV

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................50

              Signatures.........................................................................................51
              Certifications.....................................................................................52
              Index to Financial Statements.....................................................................F-1
              Index to Exhibits.................................................................................E-1


Statements contained in this Annual Report on Form 10-K regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could be quite different from those expressed or implied by the forward-looking statements. Factors that could affect our results are discussed more fully under the Section entitled, "Risk Factors," in Item 1 and elsewhere in this Annual Report. Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements.

                                     PART I

Item 1.  Business

General

Yardville National Bancorp, referred to as "we" or the "Company," is a registered financial holding company headquartered in Mercer County, New Jersey with total assets of $2.2 billion, total deposits of $1.3 billion and total stockholders' equity of $145.9 million at December 31, 2002. We conduct a general commercial and retail banking business through our principal operating subsidiary, The Yardville National Bank, referred to as the "Bank," which commenced operations as a commercial bank in 1925. We provide a broad range of lending, deposit and other financial products and services with an emphasis on commercial real estate and commercial and industrial lending to small to mid-sized businesses and individuals. Our existing and target markets are located in the corridor between New York City and Philadelphia. We currently operate 19 full-service branches, including 13 branches in our primary market of Mercer County. As part of our expansion strategy, in the past three years, we have opened three branches in Hunterdon County, New Jersey, one branch in Burlington County, New Jersey and one branch in Middlesex County, New Jersey. In addition, we have received regulatory approval to open our first branch in Somerset County, New Jersey.

Due to consolidation among financial institutions, we continue to see opportunities to grow our asset base both in our existing markets and by expanding into contiguous markets in New Jersey and Pennsylvania. We believe these regions have customers with banking needs that can no longer be adequately served by smaller local institutions but who still desire the personalized service that larger institutions typically do not offer. We believe that the key differentiating factors between us and our larger competitors are our philosophy of relationship banking and our in-market expertise, while our ability to enter into larger loan relationships enables us to effectively compete against smaller institutions.

Our principal and executive offices are located at 2465 Kuser Road, Hamilton, New Jersey 08690. Our telephone number is (609) 585-5100.

Retail Strategy

Our goals are to further develop the earnings power and increase the value of our franchise. In order to achieve these goals, we plan to reduce our cost of funds and increase our non-interest income by attracting lower cost transaction and other core deposit accounts. Specifically, we continue to implement our retail strategy by expanding our branch network, enhancing our brand image and upgrading our technology infrastructure. However, we can make no assurances that we will achieve these goals.

Subsidiaries

The Company directly owns the Bank and four additional subsidiaries, Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III and Yardville Capital Trust IV. The Company is also the indirect owner, through the Bank, of eight subsidiaries. The assets, liabilities and results of operations of the subsidiaries of the Company and the Bank are consolidated with the Company for financial reporting purposes.

Competition

The Bank's primary market area in Central New Jersey is highly competitive for financial services and the Bank faces significant competition both in making loans and in attracting deposits. The Bank is subject to competition in all aspects of its business from other financial institutions such as commercial banks, savings banks, savings and loan associations, credit unions, insurance companies and finance and mortgage companies. Within the direct market area of the Bank, there are a significant number of offices of competing financial institutions. The Bank competes in its market area with a number of larger commercial banks which have substantially greater resources, higher lending limits, larger branch systems and which provide a broader array of banking services. Liberalized branching and acquisition laws have lowered barriers to entry into the banking business, increased competition and increased both competition for and opportunities to acquire other financial institutions. Savings banks, savings and loan associations and credit unions also actively compete for deposits and for various types of loans. In its lending business, the Bank is subject to competition from consumer finance companies and mortgage companies, which are subject to fewer regulatory restrictions than banks, and can often offer lower loan rates than banks. Financial institutions are intensely competitive in the interest rates they offer on deposits. In addition, the Bank faces competition for deposits from non-bank institutions such as brokerage firms, insurance companies and investment companies who offer the opportunity to invest in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities.

Supervision and Regulation

General

Bank holding companies and banks are subject to extensive supervision and regulation under both Federal and state laws. The regulation and supervision of the Company and the Bank are designed primarily for the protection of consumers, depositors and the FDIC, and not the Company or its stockholders. Enforcement actions for failure to comply with applicable requirements may include the imposition of a conservator or receiver, cease-and-desist orders, written agreements, the termination of insurance on deposits, the imposition of civil money penalties and removal and prohibition orders. In addition, private parties may assert claims against the Company or the Bank. If any enforcement action is taken by a banking regulator or if the Company or the Bank is subject to private litigation, the value of an equity investment in the Company could be substantially reduced or eliminated.

Bank Holding Company Act

The Company is registered as a bank holding company and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the "FRB") under the Bank Holding Company Act of 1956, as amended.

The Bank Holding Company Act requires a "bank holding company" such as the Company to secure the prior approval of the FRB before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank or bank holding company, or merges or consolidates with another bank holding company.

In addition, bank holding companies are restricted in the types of activities in which they may engage, directly or indirectly through subsidiaries, and prior approval of the FRB may be required before engaging in certain activities. The Company has elected to be a "financial holding company" under the Bank Holding Company Act, and as such may engage generally in activities determined by the FRB to be "financial in nature," including insurance and securities activities. In order to maintain its status as a financial holding company, the Company and the Bank must be well capitalized and well managed, as determined by the FRB and the Office of the Comptroller of the Currency, referred to as the "OCC." In addition, as a condition to engaging in a new financial activity, the Bank must have a satisfactory rating under the Community Reinvestment Act ("CRA"). For bank holding companies that are not financial holding companies, the permissible activities are limited to those previously determined by the FRB to be so "closely related to banking" as to be a "proper incident thereto." The Company is not currently engaged in any activity that would not be permissible if it ceased to be a financial holding company.

FRB regulations require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. The FRB has, in some cases, entered orders for bank holding companies to take affirmative action to strengthen the finances or management of subsidiary banks.

Supervision and Regulation of the Bank

The operations of the Bank are subject to Federal and state statutes and regulations applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System and to banks whose deposits are insured by the Federal Deposit Insurance Corporation, referred to as the "FDIC."

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

In addition to specific regulatory restrictions and requirements imposed by Federal and state banking laws and regulations, the OCC possesses broad power to prohibit institutions regulated by it (such as the Bank) from engaging in any activity that it determines would be an unsafe and unsound banking practice.

The Bank, as a member of the Federal Reserve System, is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the bank holding company or its subsidiaries, on investments in the stock or other securities of the bank holding company or its subsidiaries, and on taking such stock or securities as collateral for loans. The Federal Reserve Act and FRB regulations also place certain limitations and reporting requirements on extensions of credit by the Bank to principal stockholders of its parent holding company, among others, and to related interests of such principal stockholders. Such legislation and regulations may affect the terms upon which any person becoming a principal stockholder of a holding company may obtain credit from banks with which the subsidiary bank maintains a correspondent relationship.

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

Capital Rules

Under risk-based capital requirements for bank holding companies, the Company is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less goodwill, referred to as "tier 1 capital". The remainder may consist of subordinated debt, nonqualifying preferred stock and a limited amount of the loan loss allowance, referred to as "tier 2 capital." At December 31, 2002, the Company's tier 1 capital and total capital ratios were 11.8 percent and 13.0 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. Pursuant to these requirements, bank holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum leverage ratio of tier 1 capital to adjusted average assets, referred to as the "leverage ratio," equal to three percent. Other bank holding companies that fail to meet such criteria will generally be required to maintain a leverage ratio of four to five percent. The Company's leverage ratio at December 31, 2002, was 8.2 percent. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Company of any specific minimum tangible tier 1 leverage ratio applicable to it.

The Bank is subject to similar capital requirements adopted by the OCC. The OCC has not advised the Bank of any specific minimum leverage ratios applicable to it. The capital ratios of the Bank are set forth below under the discussion of "Prompt Corrective Action."

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

The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered adequately capitalized or well capitalized under the prompt corrective action regulations, and the Bank's capital ratios at December 31, 2002:

                                           Adequately            Well         Bank ratios at
                                           Capitalized       Capitalized     December 31, 2002
                                           -----------       -----------     -----------------
Total Risk-Based Capital Ratio........        8.00%             10.00%             12.6%
Tier 1 Risk-Based Capital Ratio.......        4.00%              6.00%             11.4%
Leverage Ratio........................        4.00%              5.00%              7.9%


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

Limitations on Payment of Dividends

Under applicable New Jersey law, the Company is not permitted to pay dividends on its capital stock if, following the payment of the dividend, (1) it would be unable to pay its debts as they become due in the usual course of business or
(2) its total assets would be less than its total liabilities. Further, it is the policy of the FRB that bank holding companies should pay dividends only out of current earnings.

Since it has no significant independent sources of income, the ability of the Company to pay dividends is dependent on its ability to receive dividends from the Bank. Under national banking laws, the Bank must obtain the approval of the OCC before declaring any dividend which, together with all other dividends declared by the national bank in the same calendar year will exceed the total of the bank's net profits of that year combined with its retained net profits of the preceding 2 years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Net profits are to be calculated without adding back any provision for the bank's allowance for loan and lease losses. Furthermore, the Bank, as an FDIC-insured institution, may not pay dividends or make capital distributions that would cause the institution to fail to meet minimum capital requirements. These restrictions would not prevent the Bank from paying dividends from current earnings to the Company at this time.

In addition, as a bank whose deposits are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets while it remains in default of any assessment due to the FDIC. The Bank is not in default under any of its obligations to the FDIC.

Federal regulators also have authority to prohibit banks and bank holding companies from paying a dividend if they deem such payment to be an unsafe or unsound practice.

Recent Banking Legislation

In the wake of the tragic events, of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism ("USA PATRIOT") Act of 2001. The USA PATRIOT Act authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions. Among its provisions, the USA PATRIOT Act requires each financial institution to (1) establish an anti-money laundering program, (2) establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private bank accounts and correspondent accounts maintained for non-United States persons or their representatives, and (3) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA PATRIOT Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to request for information from federal banking agencies within 120 hours.

The USA PATRIOT Act also amended the Bank Holding Company Act and the Bank Merger Act to require Federal banking regulators to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under those Acts.

Other Laws and Regulations

The Company and the Bank are subject to a variety of laws and regulations which are not limited to banking organizations. In lending to commercial and consumer borrowers, and in owning and operating its own property, the Bank is subject to regulations and potential liabilities under state and Federal environmental laws.

Legislation and Regulatory Changes

Legislation and regulations may be enacted which increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions are frequently made in Congress and before various bank regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company and the Bank.

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

Employees

At December 31, 2002, the Company employed 316 full-time employees and 28 part-time employees.

Statistical Disclosure

The Company's statistical disclosure information, required of bank holding companies, is contained in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," which is set forth in Item 7 of this report.

Availability of SEC Reports

The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed by the Company with the SEC are available, without charge, via a link to "Investor News" from the Company's Internet web site, "http://www.ynbonline.com" as soon as reasonably practicable after such materials are filed with the SEC. The Company's Internet web site and the information contained in or connected with that web site are not intended to be incorporated by reference into this report.

Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking. These may include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause actual results to differ materially from management's current expectations include, among other things:

         -  the results of our efforts to implement our retail strategy;
         - adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses;
         -  interest rate fluctuations and other economic conditions;
         -  continued levels of our loan quality and origination volume;
         -  our ability to attract core deposits;
         -  continued relationships with major customers;
         -  competition in product offerings and product pricing;
         - adverse changes in the economy that could increase credit-related losses and expenses;
         -  adverse changes in the market price of our common stock;
         -  compliance with laws, regulatory requirements and Nasdaq standards;
         - other factors, including those matters discussed in additional detail below; and
         - other risks and uncertainties detailed from time to time in our filings with the SEC.

The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

The following is a discussion of certain significant risk factors that could potentially negatively impact our financial condition and results of operations.

We may not be able to continue to grow our business, which may adversely impact our results of operations.

During the last five years, our total assets have grown substantially from $757.7 million at December 31, 1998 to $2.2 billion at December 31, 2002. Our business strategy calls for continued expansion, but we do not anticipate growth to continue at this rate. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits to existing and new branches and identify favorable loan and investment opportunities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

We may not be able to manage our growth, which may adversely impact our financial results.

As part of our expansion strategy, we plan to open new branches in our existing and target markets. However, we may be unable to identify attractive locations on terms favorable to us or to hire qualified management to operate the new branches, and the organizational and overhead costs may be greater than we anticipated. In addition, we may not be able to obtain the regulatory approvals necessary to open new branches. The new branches may take longer than expected to reach profitability, and we cannot assure you they will become profitable. The additional costs of starting new branches may adversely impact our financial results.

Our ability to manage growth successfully will depend on whether we can continue to fund this growth while maintaining cost controls and asset quality, as well as on factors beyond our control, such as national and regional economic conditions and interest rate trends. If we are not able to control costs and maintain asset quality, such growth could adversely impact our earnings and financial condition.

We may not be able to successfully integrate future acquisitions, which may adversely affect our business.

We intend to consider future strategic acquisitions, some of which could be material to us and which may include companies that are substantially equivalent or larger in size compared to us. We continually explore and conduct discussions with third parties regarding possible acquisitions. As of the date of this report, we have not entered into any definitive agreement and we do not have any definitive plans relating to any specific acquisitions.

We will have to integrate any acquisitions into our business. The difficulties of combining the operations, technologies and personnel of companies we acquire include coordinating and integrating geographically separated organizations and integrating personnel with diverse business backgrounds. We may not be able to effectively manage or integrate the acquired companies. Further, we may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause an interruption of, or loss of momentum in, the activities of our existing business and the loss of key personnel and customers. The diversion of management's attention and any delays or difficulties encountered in connection with the transition and integration of these businesses could negatively impact our business and results of operations if any of the above adverse effects were to occur. Further, the benefits that we anticipate from these acquisitions may not be obtained.

Loss of our key personnel or an inability to hire and retain qualified personnel could adversely affect our business.

Our future operating results are substantially dependent on the continued service of Patrick M. Ryan, our President and Chief Executive Officer, Jay G. Destribats, our Chairman of the Board, and other key personnel. The loss of the services of Mr. Ryan would have a negative impact on our business because of his lending expertise and years of industry experience. In addition, the loss of the services of Mr. Ryan or Mr. Destribats could have a negative impact on our business because of their business development skills and community involvement. Our success also depends on the experience of our branch managers and our lending officers and on their relationships with the communities they serve. The loss of these or other key persons could negatively impact our banking operations. Although we have employment agreements with Mr. Ryan, Mr. Destribats and our other key personnel, our employees may voluntarily terminate their employment at any time. We cannot assure you that we will be able to retain our key personnel or attract the qualified personnel necessary for the management of our business.

Our exposure to credit risk, because we focus on commercial lending, could adversely affect our earnings and financial condition.

There are certain risks inherent in making loans. These risks include interest rate changes over the time period in which loans may be repaid, risks resulting from changes in the economy, risks inherent in dealing with borrowers and, in the case of a loan backed by collateral, risks resulting from uncertainties about the future value of the collateral.

Commercial loans are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial and industrial loans and commercial real estate loans, which comprise our commercial loan portfolio, were 79.1% of our total loan portfolio at December 31, 2002. Construction loans, which are included as part of our commercial real estate loans, were 10.1% of our total loan portfolio at December 31, 2002. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be undersecured.

Because our loan portfolio contains a significant number of commercial real estate loans and commercial and industrial loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans. An increase in nonperforming loans could cause an increase in the provision for loan losses and an increase in loan charge offs, which could adversely impact our results of operations and financial condition.

The allowance for loan losses at December 31, 2002, totaled $16.8 million, or 1.41% of total loans, covering 268.1% of total non performing loans. This compares to the allowance for loan losses at December 31, 2001, of $13.5 million, or 1.34% of total loans, covering 264.2% of total non performing loans. The increase in the allowance for loan losses to total loans in 2002 is primarily attributable to growth in the loan portfolio. As our loan portfolio increases, and in particular our commercial real estate loan and commercial and industrial loan portfolios continue to grow, we would expect further increases in our provision for loan losses and corresponding increases in our allowance for loan losses.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would decrease.

In an attempt to mitigate any loan losses which we may incur, we maintain an allowance for loan losses based on, among other things, national and regional economic conditions and historical loss experience and delinquency trends among loan types. However, we cannot predict loan losses with certainty and we cannot assure you that charge offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for loan losses could reduce our earnings.

Changes in interest rates may adversely affect our earnings and financial condition.

Our net income depends primarily upon our net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience "gaps" in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.

We use an Investment Growth Strategy to increase net interest income by purchasing securities with borrowed funds. Although this Investment Growth Strategy has minimal credit risk, it does increase our overall interest rate risk. We attempt to manage risk from changes in market interest rates, in part, by controlling the mix of interest rate sensitive assets and interest rate sensitive liabilities. However, interest rate risk management techniques are not exact. A rapid increase or decrease in interest rates could adversely affect our results of operations and financial performance.

Adverse economic and business conditions in our market area may have an adverse effect on our earnings.

Substantially all of our business is with customers located within Mercer County and contiguous counties. Generally, we make loans to small to mid-sized businesses most of whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers ability to repay their loans and, consequently, adversely affect our financial condition and performance. Further, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of our loans undersecured. If we are required to liquidate the collateral to satisfy the debt securing a loan during a period of reduced real estate values, our earnings could be adversely affected.

Competition from other financial institutions in originating loans and attracting deposits may adversely affect our profitability.

We face substantial competition in originating loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

In attracting deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns and better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations which would increase our cost of funds.

We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, insurance companies and governmental organizations which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our earnings and financial condition.

We continually encounter technological change, and we may have fewer resources than many of our competitors to continue to invest in technological improvements, which could reduce our ability to effectively compete.

The financial services industry is undergoing rapid technological changes with frequent introduction of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services to enhance customer convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We cannot assure you that we will be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete.

Our hardware and software systems are vulnerable to damage that could harm our business.

We rely upon our existing information systems for operating and monitoring all major aspects of our business, including deposit and loan information, as well as various internal management functions. These systems and our operations are vulnerable to damage or interruption from natural disasters, power loss, network failure, improper operation by our employees, security breaches, computer viruses or intentional attacks by third parties. Any disruption in the operation of our information systems could adversely impact our operations, which may affect our results of operations and financial condition.

Government regulation significantly affects our business.

The banking industry is extensively regulated. Banking regulations are intended primarily to protect depositors, consumers and the Federal deposit insurance funds, not stockholders. We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Yardville National Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. We are subject to various regulatory capital requirements, which involve both quantitative measures of our assets and liabilities and qualitative judgments by regulators regarding risks and other factors. Failure to meet minimum capital requirements or comply with other regulations could result in actions by regulators that could adversely affect our ability to pay dividends or otherwise adversely impact operations. In addition, changes in laws, regulations and regulatory practices affecting the banking industry may limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and achieve satisfactory spreads and impose additional costs on us. As a public company, we are also subject to the corporate governance standards set forth in the recently enacted Sarbanes-Oxley Act of 2002, as well as any rules or regulations promulgated by the SEC or The Nasdaq Stock Market, Inc.

In addition to laws and regulations affecting our banking business, compliance with other laws, regulatory requirements and Nasdaq standards imposes administrative costs and burdens on us. We have not been in full compliance with certain of these laws, regulatory requirements and Nasdaq standards in the past. Upon learning of our non-compliance, we promptly commenced steps to address these issues and expect to complete these steps in the near future. These issues involved SEC registration and information distribution requirements for our employees' savings plan and shareholder dividend reinvestment and stock purchase plan and Nasdaq shareholder approval requirements for certain non-employee director stock options. We believe the stock option issue will not have an impact on the listing of our common stock on Nasdaq. While it is possible that we may have liability based on these legal, regulatory and Nasdaq requirements, we do not believe that any such liabilities or claims, if asserted, would have a material adverse effect on our financial condition or results of operations. If the market price of our common stock declines significantly before we can complete certain of the steps necessary to address these issues, we may have liabilities or claims, if asserted, that could have a material adverse effect on our financial condition and results of operations.

Item 2. Properties

As of March 31, 2003 the Company and the Bank were conducting their business through 19 banking branches and an operations center. The Bank has received permission from the OCC to open a branch in Somerset County, New Jersey. This branch is expected to open in the second quarter of 2003.

The executive offices for the Company and the Bank are located at 2465 Kuser Road, Hamilton, New Jersey (also the location of one of our bank branches). The Bank leases the offices at this location pursuant to a lease that commenced in October 1999, has an initial term of 14 years ending in 2013, and is renewable for two additional five-year periods thereafter. The monthly rental payments under the lease are $54,750 during the first five years of the lease. Thereafter, the monthly rental will be adjusted every five years in accordance with a formula based on the Consumer Price Index, provided that the monthly rental payment for any lease period may not vary by more than 3% from the monthly rental payment in the immediately preceding lease period. The Bank has the option to purchase the property at any time after the fifth year of the lease at a purchase price equal to the fair market value of the property at the time the option is exercised.

Of the 19 banking branches, five of the buildings and the land on which they are located are owned and 14 buildings and the land on which they are located are leased. The operations center and the land on which it is located is leased. The branch expected to be opened in the second quarter of 2003 in Somerset County is expected to be a leased facility.

Item 3.  Legal Proceedings

The Company and the Bank are party, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from their business. Management does not consider that any such proceedings depart from usual routine litigation, and in its judgment, the Company's consolidated financial position or results of operations will not be affected materially by the final outcome of any pending legal proceedings.

Item 4.  Submission of Matters To A Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.



                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

Market Information

The common stock is traded in The Nasdaq Stock Market, Inc.'s National Market under the symbol YANB. The following table shows the high and low closing sales prices of the common stock in the The Nasdaq Stock Market, Inc.'s National Market during 2001 and 2002.

Year Ended December 31, 2001:                       High                Low
-----------------------------                       ----                ---
     First Quarter.........................         $14.25             $12.06
     Second Quarter........................          14.45              13.56
     Third Quarter.........................          14.10              11.00
     Fourth Quarter........................          12.80              10.96

Year Ended December 31, 2002:
-----------------------------
     First Quarter.........................         $13.45             $12.25
     Second Quarter........................          19.94              12.89
     Third Quarter.........................          21.20              16.05
     Fourth Quarter........................          19.05              16.35

Holders

As of December 31, 2002, the Company had approximately 677 holders of record of the common stock.

Dividends

In 2001, the Company paid four quarterly cash dividends on the common stock in the aggregate amount of $3.3 million. In 2002, the Company paid four quarterly cash dividends on the common stock in the aggregate amount of $3.5 million. Dividends paid per share in 2002 totaled $0.44. Cash dividends are generally paid quarterly or four times a year. In the first quarter of 2003, the Company paid a cash dividend in the amount of $.115 per share on the common stock. Because substantially all of the funds available for the payment of cash dividends are derived from the Bank, future cash dividends will depend primarily upon the Bank's earnings, financial condition, need for funds, and government policies and regulations applicable to both the Bank and the Company. As of December 31, 2002, the net profits of the Bank available for distribution to the Company as dividends without regulatory approval were approximately $14.3 million. The Company expects to pay quarterly cash dividends for the remaining three quarters in 2003 to holders of common stock, subject to the conditions described above.

Item 6.  Selected Financial Data

The following table sets forth certain historical financial data with respect to Yardville National Bancorp and subsidiaries on a consolidated basis. This table should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report. All share and per share data have been restated to reflect the 2.5% stock dividend declared in March 1998.

                                                                                At or for the year ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                  2002           2001           2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF INCOME
(in thousands)

Interest income                                             $  120,145     $  118,948     $  100,389     $   69,719     $   50,923
Interest expense                                                73,662         82,813         62,654         39,645         28,392
------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             46,483         36,135         37,735         30,074         22,531
Provision for loan losses                                        4,375          3,925          3,700          3,175          1,975
Securities gains (losses), net                                   3,084          3,182             46           (301)           151
Other non-interest income                                        5,220          4,855          3,380          3,066          2,851
Non-interest expense                                            31,044         29,052         22,861         18,457         15,337
------------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                            $   19,368     $   11,195     $   14,600     $   11,207     $    8,221
Income tax expense                                               5,364          2,642          4,259          3,187          2,639
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                  $   14,004     $    8,553     $   10,341     $    8,020     $    5,582
------------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET
(in thousands, except per share data)

Assets                                                      $2,231,458     $1,943,389     $1,619,312     $1,123,598     $  757,666
Loans                                                        1,195,143      1,007,973        818,289        646,737        491,649
Securities                                                     875,355        812,236        675,638        417,465        221,688
Deposits                                                     1,272,286      1,092,690        950,318        743,807        519,643
Borrowed funds                                                 757,711        707,113        545,223        298,689        177,888
Stockholders' equity                                           145,939         93,245         78,237         58,825         40,756
Allowance for loan losses                                       16,821         13,542         10,934          8,965          6,768
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA
Net income - basic                                          $     1.72     $     1.13     $     1.47     $     1.33     $     1.11
Net income - diluted                                              1.68           1.11           1.47           1.33           1.10
Cash dividends                                                    0.44           0.44           0.40           0.34           0.29
Stockholders' equity (book value)                                14.08          11.68          10.64           8.88           8.20
------------------------------------------------------------------------------------------------------------------------------------
OTHER DATA
Average shares outstanding - basic                               8,124          7,601          7,022          6,015          5,017
Average shares outstanding - diluted                             8,319          7,678          7,039          6,041          5,059
====================================================================================================================================

                                                                             At or for the year ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                  2002           2001           2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
Return on average assets                                          0.67%          0.48%          0.79%          0.83%          0.82%
Return on average stockholders' equity                           13.45           9.86          15.64          15.34          13.96
Net interest margin (tax equivalent basis)                        2.36           2.17           3.07           3.33           3.55
Efficiency ratio                                                 56.66          65.77          55.54          56.20          60.07
Total loans to total assets                                      53.56          51.87          50.53          57.56          64.89
------------------------------------------------------------------------------------------------------------------------------------
CAPITAL RATIOS
Average stockholders' equity to average assets                    4.97%          4.85%          5.05%          5.39%          5.84%
Dividend payout ratio                                            25.32          39.06          27.46          25.40          25.96
Tier I leverage ratio                                             8.16           6.92           8.13           7.90           7.68
Tier I capital as a percent of risk-weighted assets              11.84          10.03          10.56          10.26           9.91
Total capital as a percent of risk-weighted assets               13.00          11.25          11.65          11.46          11.17
------------------------------------------------------------------------------------------------------------------------------------
ASSET QUALITY RATIOS
Allowance for loan losses to total loans                          1.41%          1.34%          1.34%          1.39%          1.38%
Net loan charge offs to average total loans                       0.10           0.15           0.24           0.17           0.18
Nonperforming loans to total loans                                0.52           0.51           0.86           0.48           0.79
Nonperforming assets to total loans
    and other real estate owned                                   0.61           0.74           1.11           0.87           1.78
Nonperforming assets to total assets                              0.33           0.38           0.56           0.50           1.17
Allowance for loan losses to nonperforming assets               229.73         181.67         120.50         158.31          76.65
Allowance for loan losses to nonperforming loans                268.11         264.23         155.47         291.26         174.75
====================================================================================================================================

FORWARD-LOOKING STATEMENTS
This Annual Report contains express and implied statements relating to our future financial condition, results of operations, plans, objectives, performance, and business, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These may include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Actual results may differ materially from those expected or implied as a result of certain risks and uncertainties, including, but not limited to, the results of our efforts to implement our retail strategy, adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses, interest rate fluctuations and other economic conditions, continued levels of our loan quality and origination volume, our ability to attract core deposits, continued relationships with major customers, competition in product offerings and product pricing, adverse changes in the economy that could increase credit-related losses and expenses, adverse changes in the market price of our common stock, compliance with laws, regulatory requirements and Nasdaq standards, and other risks and uncertainties detailed from time to time in our filings with the SEC.
   The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Throughout this report the terms "YNB," "company," "we," "us," "our," and "corporation" refer to Yardville National Bancorp, our wholly owned banking subsidiary The Yardville National Bank (the "Bank") and other wholly owned subsidiaries as a consolidated entity. The purpose of this discussion and analysis is to assist in the understanding and the evaluation of the financial condition, changes in financial condition and results of our operations.

2002 OVERVIEW
The rebound of our profitability in 2002 was primarily due to the significant increase in our net interest income. The reduction in our cost of liabilities, and continued strong loan and deposit growth in 2002 resulted in a 63.7% increase in net income.
   Loans and deposits grew 18.6% and 16.4%, respectively, this past year. Our strong philosophy of relationship banking has contributed to the growth in YNB's asset base, which totaled $2.2 billion at December 31, 2002.
   Our goals are to further develop the earnings power of YNB's branches and increase the value of our franchise. In 2002, we continued our retail expansion, opening three new branches in the demographically strong markets of Hunterdon and Middlesex Counties in New Jersey. We also expect to open our first branch in attractive Somerset County, New Jersey in 2003.
   To support the strong growth experienced and continued growth plans, we raised additional equity capital in the last quarter of 2002. A common stock offering, completed in December, raised net new capital of $34.3 million and will support our ongoing expansion.

SUMMARY OF FINANCIAL RESULTS
YNB earned net income of $14.0 million or $1.68 per diluted share for the year ended December 31, 2002, compared to $8.6 million or $1.11 for the year ended December 31, 2001. This represents an increase of 63.7% and 51.4%, respectively, in 2002. We posted net income of $10.3 million or $1.47 per diluted share in 2000. The improvement in net income of $5.4 million in 2002 was driven by an increase of $10.3 million in net interest income. The improvement in net interest income was primarily the result of the reduction in our cost of funds and continued strong commercial loan growth.
   YNB's cost of liabilities declined $9.1 million in 2002 from 2001. Certificates of deposit (CDs), which represented 54.2% of our total deposit base at December 31, 2001, repriced 224 basis points lower during 2002 reducing the cost of those funds from 5.95% in 2001 to 3.71% in 2002. Total loans outstanding increased 18.6% reaching a record level of $1.2 billion at December 31, 2002. Interest and fees on loans increased $5.0 million from $70.4 million in 2001 to $75.4 million in 2002. Overall loan quality remained strong as nonperforming assets to total assets decreased to 0.33% in 2002.
   Earnings per share, on a diluted basis, increased for the same reasons previously discussed. Due principally to the higher average shares outstanding related to the full impact of the private equity placement completed in August 2001 the percentage increase in diluted earnings per share in 2002 was less than net income.
   The key profitability ratios of Return on Average Assets (ROA) and Return on Average Stockholders' Equity (ROE) rebounded in 2002 as well. Our ROA increased to 0.67% from 0.48% in 2001 while ROE increased to 13.45% in 2002 from 9.86% in 2001. We expect that the implementation of our retail strategy, described in this Annual Report, which is designed to further lower our cost of funds and build non-interest income, should begin to move our ROA higher in the future. Conversely, the issuance of 2.3 million common shares from our public common stock offering in late 2002 will have a negative impact on our ROE and earnings per share measurements in 2003. As the new capital is put to work over time, we expect ROE to return to levels experienced previously. Our higher level of net interest income also had a positive impact on YNB's efficiency ratio, which declined to 56.66% in 2002 from 65.77% in 2001.

NET INTEREST INCOME
Net interest income is the largest and most significant component of our operating income. Net interest income is the difference between income on interest earning assets and expense on interest bearing liabilities. This component represented 93.5% of YNB's revenues in 2002. Net interest income depends upon the relative amount and mix of interest earning assets and interest bearing liabilities, and the interest rate earned or paid on them. Net interest income is also impacted by changes in interest rates and the shape of market yield curves. Our goal is to optimize net interest income performance in varying interest rate environments.
   The following tables set forth our consolidated average balances of assets and liabilities and the related yields and costs for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. Average yields for each year are derived by dividing income by the average balance of the related assets and average costs are derived by dividing expense by the average balance of the related liabilities. The yields and costs include fees, costs, premiums and discounts, which are considered adjustments to interest rates.

AVERAGE BALANCES, YIELDS AND COSTS

------------------------------------------------------------------------------------------------------------------------------------
                                                        December 31, 2002                            December 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Average                                      Average
                                                Average                        Yield/        Average                        Yield/
(in thousands)                                  Balance       Interest           Cost        Balance       Interest           Cost
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Deposits with other banks                    $    2,887     $       60           2.08%    $    3,816     $      171           4.48%
Federal funds sold                               71,415          1,157           1.62         74,624          2,765           3.71
Securities                                      865,070         43,533           5.03        747,172         45,604           6.10
Loans (1)                                     1,085,306         75,395           6.95        891,957         70,408           7.89
------------------------------------------------------------------------------------------------------------------------------------
   Total interest earning assets             $2,024,678     $  120,145           5.93%    $1,717,569     $  118,948           6.93%
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EARNING ASSETS:
Cash and due from banks                      $   22,965                                   $   21,026
Allowance for loan losses                       (14,771)                                     (11,583)
Premises and equipment, net                      11,363                                       10,081
Other assets                                     51,198                                       52,288
------------------------------------------------------------------------------------------------------------------------------------
   Total non-interest earning assets             70,755                                       71,812
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                 $2,095,433                                   $1,789,381
------------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
Deposits:
   Savings, money markets,
       and interest bearing demand           $  469,985     $   11,228           2.39%    $  318,595     $    9,931           3.12%
   Certificates of deposit of
       $100,000 or more                         148,119          5,184           3.50        129,340          7,581           5.86
   Other time deposits                          469,858         17,747           3.78        453,747         27,085           5.97
------------------------------------------------------------------------------------------------------------------------------------
      Total interest bearing deposits         1,087,962         34,159           3.14        901,682         44,597           4.95
   Borrowed funds                               735,201         36,403           4.95        644,690         35,264           5.47
   Trust preferred securities                    32,500          3,100           9.54         31,048          2,952           9.51
------------------------------------------------------------------------------------------------------------------------------------
      Total interest bearing liabilities     $1,855,663     $   73,662           3.97%    $1,577,420     $   82,813           5.25%
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST BEARING LIABILITIES:
Demand deposits                              $  118,154                                   $  104,577
Other liabilities                                17,493                                       20,617
Stockholders' equity                            104,123                                       86,767
------------------------------------------------------------------------------------------------------------------------------------
   Total non-interest bearing
       liabilities and stockholders' equity  $  239,770                                   $  211,961
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity   $2,095,433                                   $1,789,381
------------------------------------------------------------------------------------------------------------------------------------
Interest rate spread (2)                                                         1.96%                                        1.68%
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and margin (3)                          $   46,483           2.30%                   $   36,135           2.10%
------------------------------------------------------------------------------------------------------------------------------------
Net interest income and margin
   (tax equivalent basis) (4)                               $   47,728           2.36%                   $   37,197           2.17%
====================================================================================================================================

(1) Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2) The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(3) The net interest margin is equal to net interest income divided by average interest earning assets.
(4) In order to present pre-tax income and resultant yields on tax exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 34% and has the effect of increasing interest income by $1,245,000, $1,062,000, $921,000, $712,000, and $419,000 for the years ended December
     31, 2002, 2001, 2000, 1999, and 1998, respectively.

------------------------------------------------------------------------------------------------------------------------------------
            December 31, 2000                           December 31, 1999                            December 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                 Average                                      Average                                      Average
    Average                       Yield/        Average                        Yield/        Average                        Yield/
    Balance      Interest           Cost        Balance       Interest           Cost        Balance       Interest           Cost
------------------------------------------------------------------------------------------------------------------------------------

 $    1,322    $       82           6.20%    $      734     $       45           6.13%    $    3,365     $      175           5.20%
     37,961         2,454           6.46         17,932            904           5.04          6,180            333           5.39
    494,439        33,435           6.76        341,135         21,216           6.22        198,890         12,197           6.13
    723,570        64,418           8.90        564,552         47,554           8.42        438,050         38,218           8.72
------------------------------------------------------------------------------------------------------------------------------------
 $1,257,292    $  100,389           7.98%    $  924,353     $   69,719           7.54%    $  646,485     $   50,923           7.88%
------------------------------------------------------------------------------------------------------------------------------------

 $   18,307                                  $   16,208                                   $   15,398
     (9,798)                                     (7,638)                                      (6,102)
      9,303                                       7,493                                        5,786
     32,944                                      29,109                                       22,599
------------------------------------------------------------------------------------------------------------------------------------
     50,756                                      45,172                                       37,681
------------------------------------------------------------------------------------------------------------------------------------
 $1,308,048                                  $  969,525                                   $  684,166
------------------------------------------------------------------------------------------------------------------------------------


 $  233,012    $    7,937           3.41%    $  185,504     $    4,887           2.63%    $  165,534     $    5,034           3.04%

    106,851         6,918           6.47         51,290          2,643           5.15         25,550          1,386           5.42
    408,414        24,772           6.07        320,809         17,528           5.46        211,790         12,152           5.74
------------------------------------------------------------------------------------------------------------------------------------
    748,277        39,627           5.30        557,603         25,058           4.49        402,874         18,572           4.61
    367,021        21,219           5.78        256,957         13,523           5.26        158,106          8,756           5.54
     19,333         1,808           9.35         11,500          1,064           9.25         11,500          1,064           9.25
------------------------------------------------------------------------------------------------------------------------------------
 $1,134,631    $   62,654           5.52%    $  826,060     $   39,645           4.80%    $  572,480     $   28,392           4.96%
------------------------------------------------------------------------------------------------------------------------------------

 $   96,024                                  $   81,843                                   $   66,857
     11,284                                       9,351                                        4,857
     66,109                                      52,271                                       39,972
------------------------------------------------------------------------------------------------------------------------------------

 $  173,417                                  $  143,465                                   $  111,686
------------------------------------------------------------------------------------------------------------------------------------
 $1,308,048                                  $  969,525                                   $  684,166
------------------------------------------------------------------------------------------------------------------------------------
                                    2.46%                                        2.74%                                        2.92%
------------------------------------------------------------------------------------------------------------------------------------
               $   37,735           3.00%                   $   30,074           3.25%                   $   22,531           3.49%
------------------------------------------------------------------------------------------------------------------------------------

               $   38,656           3.07%                   $   30,786           3.33%                   $   22,950           3.55%
====================================================================================================================================

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

------------------------------------------------------------------------------------------------------------------------------------
RATE/VOLUME ANALYSIS
                                                           2002 vs. 2001                                2001 vs. 2000
                                                        Increase (Decrease)                          Increase (Decrease)
                                                         Due to changes in:                           Due to changes in:
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                   Volume           Rate          Total         Volume           Rate          Total
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Deposits with other banks                    $      (35)    $      (76)    $     (111)    $      117     $      (28)    $       89
Federal funds sold                                 (114)        (1,494)        (1,608)         1,665         (1,354)           311
Securities                                        6,591         (8,662)        (2,071)        15,600         (3,431)        12,169
Loans (1)                                        14,040         (9,053)         4,987         13,852         (7,862)         5,990
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                            20,482        (19,285)         1,197         31,234        (12,675)        18,559
------------------------------------------------------------------------------------------------------------------------------------
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest
   bearing demand                                 3,986         (2,689)         1,297          2,738           (744)         1,994
Certificates of deposit of
   $100,000 or more                                 982         (3,379)        (2,397)         1,358           (695)           663
Other time deposits                                 930        (10,268)        (9,338)         2,725           (412)         2,313
------------------------------------------------------------------------------------------------------------------------------------
   Total deposits                                 5,898        (16,336)       (10,438)         6,821         (1,851)         4,970
Borrowed funds                                    4,677         (3,538)         1,139         15,240         (1,195)        14,045
Trust preferred securities                          139              9            148          1,113             31          1,144
------------------------------------------------------------------------------------------------------------------------------------
Total interest expense                           10,714        (19,865)        (9,151)        23,174         (3,015)        20,159
------------------------------------------------------------------------------------------------------------------------------------
  Change in net interest income              $    9,768     $      580     $   10,348     $    8,060     $   (9,660)    $   (1,600)
====================================================================================================================================

(1) Loan origination fees are considered adjustments to interest income.

   Net interest income totaled $46.5 million in 2002, an increase of $10.4 million or 28.6% from net interest income of $36.1 million in 2001. The prior year's decrease was 4.2% from 2000's net interest income of $37.7 million. The principal factor contributing to the increase in net interest income in 2002 was a decrease in interest expense of $9.1 million resulting from a lower cost of 128 basis points on interest bearing liabilities, and to a lesser extent, the change in composition of our deposit base and the increased volumes of loans and securities.
   In 2002, the interest rate spread increased 28 basis points and the net interest margin on a tax equivalent basis increased 19 basis points to 2.36%.
In 2001, the net interest spread declined 78 basis points and the net interest margin declined 90 basis points to 2.17% from 3.07% in 2000.
   Interest income for the year ended December 31, 2002 increased to $120.1 million, compared to $118.9 million for the year ended December 31, 2001 and $100.4 million for the year ended December 31, 2000. Average interest earning assets increased by $307.1 million or 17.9% to $2.0 billion for 2002 compared to average interest earning assets of $1.7 billion and $1.3 billion in 2001 and 2000, respectively.
   Due to the aggressive lowering of short-term interest rates in 2001 (Prime rate declined 475 basis points) by the Federal Reserve and the low interest rate environment that continued through 2002, the yield on interest earning assets declined 100 basis points to 5.93% by year-end as compared to 2001. Led by commercial loans, our average loan portfolio grew by 21.7% to $1.1 billion, with loan yields averaging 6.95% in 2002 or 94 basis points lower than 2001. YNB's floating rate commercial loans tied to the prime rate totaled approximately 46% of the entire commercial portfolio at December 31, 2002. The average prime rate decreased from 6.91% in 2001 to 4.68% in 2002 contributing to the decline in our loan portfolio yield. Interest income on loans increased 7.1% due to the growth shown above.
   Although our average securities portfolio increased $117.9 million in 2002, the decline in yield of 107 basis points caused interest income on securities to decrease $2.1 million. During 2002, we implemented a strategy to reduce the investment portfolio duration to better position our balance sheet for rising interest rates. This action, while improving our longer-term interest rate risk position (for further information see "Market Risk"), negatively impacted net interest income and our net interest margin in 2002.
   Interest expense was $73.7 million for 2002, a decrease of $9.1 million, or 11.1% from $82.8 million a year ago. Interest expense totaled $62.7 million in 2000. The decrease in interest expense in 2002 resulted primarily from lower rates on all interest bearing deposits, and to a lesser extent, on borrowed funds. Lower interest expense was partially offset by higher average balances on all interest bearing liabilities. In December 2001, we retired $50.0 million in Federal Home Loan Bank (FHLB) advances early. This transaction was designed to reduce longer-term interest rate risk by repositioning a portion of our borrowed funds portfolio, and also resulted in positive improvement to net interest income and the net interest margin in 2002. Interest expense on these funds declined approximately $1.2 million in 2002. Average interest bearing liabilities rose $278.2 million or 17.6% to $1.9 billion for 2002 compared to average interest bearing liabilities of $1.6 billion and $1.1 billion in 2001 and 2000, respectively. The average cost of total interest bearing liabilities decreased 128 basis points to 3.97% in 2002 from 5.25% in 2001 and 5.52% in 2000.
   Net interest income was $36.1 million in 2001, a decrease of 4.2% from the $37.7 million reported in 2000. The principal factor contributing to the decrease in net interest income in 2001 was an increase in interest expense of $20.2 million resulting from increased borrowed funds and time deposit volumes. In addition, the average rate paid on interest bearing liabilities did not decline in proportion to yields on interest earning assets in the lower interest rate environment of 2001 compared to 2000. This was partially offset by increased volumes of loans and securities and the related interest income.
   Other factors, such as the Investment Growth Strategy, the level of nonaccrual loans, and the balance of non-interest bearing demand deposits have impacted our net interest income and net interest margin.
   We manage a portion of our investment portfolio with the primary objective of enhancing return on average stockholders' equity and earnings per share. We refer to this as our Investment Growth Strategy. The income from this strategy has helped to offset the costs from the growth of our infrastructure and enhanced total net interest income. In connection with this strategy, we utilize asset liability simulation models to analyze risk and reward relationships in different interest rate environments, based on the composition of investments in the portfolio and our overall interest rate risk position. While this strategy has minimal credit risk, it does increase our overall interest rate risk. The amount of securities managed in the Investment Growth Strategy totaled $230.1 million at December 31, 2002, or 10.3% of our assets, and we have currently capped the strategy at $380.0 million. The net interest margin was negatively impacted by the Investment Growth Strategy by approximately 30 basis points in 2002, 35 basis points in 2001, and 52 basis points in 2000.
   Effective credit management has resulted in relatively low levels of nonaccrual loans. Nonaccrual loans totaled $5.1 million in 2002, an increase of $1.5 million from the $3.6 million reported in 2001. Had such nonaccrual loans been paid based upon original contract terms, we would have recognized additional interest income of approximately $240,000 in 2002, $163,000 in 2001, and $640,000 in 2000. Moreover, YNB's net interest margin would have been 0.01% higher in 2002 and 2001, and 0.06% higher in 2000.
   The targeting of small- to mid-size businesses and individuals who value long-term relationships and personal service has led to success in acquiring core business and personal checking accounts. Average non-interest bearing demand deposits increased 13.0% to $118.2 million in 2002 from $104.6 million in 2001. Throughout the comparative periods, increases in average non-interest bearing demand deposits have made a positive contribution to net interest income and the net interest margin.
   We are continuing our efforts to improve our net interest margin in 2003. The low interest rate environment and higher than anticipated prepayment speeds on mortgage-backed securities in the last quarter of 2002 negatively impacted the investment portfolio yield by 50 basis points, which accounted for the slight margin compression in the fourth quarter compared to the prior quarters in 2002. We have implemented several strategies during 2002 and into 2003 designed to increase net interest income and our net interest margin. Interest rate floors were instituted on approximately 77% of our floating rate commercial loans in 2002, which should protect net interest income should rates continue to fall. The investment portfolio has been repositioned to generate higher levels of net interest income in what, we believe, will be a gradually increasing interest rate environment in the second half of 2003. The greatest opportunity, however, to enhance net interest income will be the successful implementation of our retail strategy. The expansion of our branch network in new and existing markets, the enhancement of our brand image and marketing of our products and services is expected to reduce YNB's cost of funds and raise our net interest margin over time.

NON-INTEREST INCOME
In 2002, non-interest income primarily consisted of service charges on deposit accounts, net securities gains, earnings on Bank Owned Life Insurance (BOLI) and other service fees. Non-interest income totaled $8.3 million in 2002 compared to $8.0 million the prior year, an increase of $267,000 or 3.3%. The primary reason for the improvement was service charges on deposit accounts, which increased $346,000. Non-interest income in 2001 increased by $4.6 million, or 134.6% from 2000's total of $3.4 million. The increase for that period was due to higher securities gains and an increase in earnings on BOLI.
   The major components of non-interest income are presented in the following table.

                                       Year Ended December 31,
----------------------------------------------------------------------
(in thousands)                      2002           2001           2000
----------------------------------------------------------------------
Service charges
   on deposit accounts        $    2,203     $    1,857     $    1,551
Securities gains, net              3,084          3,182             46
Earnings on Bank Owned
   Life Insurance                  1,678          1,784            822
Other service fees                 1,145            990            822
Investment
   and insurance fees                 35             29             --
Gains on sales of
   mortgages, net                      8             14             10
Other non-interest income            151            181            175
----------------------------------------------------------------------
   Total                      $    8,304     $    8,037     $    3,426
======================================================================

   Service charges on deposit accounts represent the largest single source of core non-interest income. Service charges on deposit accounts increased to $2.2 million in 2002 compared to $1.9 million in 2001 and $1.6 million in 2000. The increases were due principally to increased income from overdraft fees and to additional branch locations generating a larger base of transaction accounts and the related fee income. We have continued targeted marketing campaigns on lower cost or interest free demand deposit accounts designed to lower our cost of funds and generate additional service charge or fee income.
   Net gains on the sale of securities totaled $3.1 million in 2002 compared to net securities gains of $3.2 million and $46,000, respectively, in 2001 and 2000. In 2002, net gains resulted primarily from the sale of fixed rate 30-year mortgage-backed securities, 30-year fixed rate trust preferred securities and other securities with longer duration or extension risk. This strategy restricted the improvement in our net interest margin during 2002 to achieve the asset and liability objective of reducing longer-term interest rate risk in a rising interest rate environment.
   Earnings on BOLI totaled $1.7 million in 2002, a decrease of $105,000 or 5.9% compared to $1.8 million in 2001. The modest decline in income was primarily due to lower yields on the floating rate portion of BOLI assets we own. Income from BOLI totaled $822,000 in 2000. In December 2002, we purchased an additional $7.5 million of BOLI assets, bringing our total investment in BOLI assets to approximately $40.8 million. The purchase of BOLI assets in 2002 had little impact on our liquidity position. As was the case with all of our BOLI asset purchases, after the initial purchase there are no additional premiums paid on these policies. BOLI assets offset the cost of deferred compensation plans and reduce our overall effective tax rate.
   We also generate non-interest income from a variety of fee-based services. These include Second Check(R) fees, Automated Teller Machine (ATM) fees on non-customers, cash management and other customer related service fees. Fee schedules are reviewed annually to reflect our current costs and competitive factors. Other service fees increased 15.7% to $1.1 million in 2002 from $990,000 in 2001. Other service fees totaled $822,000 in 2000.
   Other non-interest income is primarily composed of income derived from mortgage servicing and safe deposit box rentals. Other non-interest income totaled $151,000 in 2002, a decrease of $30,000 or 16.6% when compared to $181,000 in 2001. Other non-interest income totaled $175,000 in 2000.
   Non-interest income represented only 6.5% of our total revenues in 2002. As part of our longer-term strategic objective of increasing non-interest income, we have introduced several initiatives over the last few years and will continue to do so. Started in 2001, YNB Financial Services, Inc. generated $35,000 in investment and insurance fees in 2002 by offering a comprehensive array of financial planning, investment, and insurance products to individual and business customers through third party providers. In 2002, we introduced enhanced Internet banking services, that include electronic bill payment. Looking forward in 2003, we will be offering enhanced cash management services. We anticipate these services, requested by our customers, will provide additional non-interest income or increased non-interest bearing balances, which would be expected to generate additional net interest income.

NON-INTEREST EXPENSE
Non-interest expense consists of salaries and employee benefits, occupancy, equipment and all other operating expenses we incur. Non-interest expense totaled $31.0 million in 2002, an increase of $2.0 million or 6.9%, compared to $29.0 million in 2001. Non-interest expense in 2001 increased 27.1% from $22.9 million in 2000. The largest increases in non-interest expense in 2002 compared to 2001 were primarily in salaries and employee benefits and occupancy expense. In 2002, we early adopted Statement of Financial Accounting Standards Board
(FASB) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminated the treatment of the early retirement of debt expense as an extraordinary item. Consequently, the early retirement of debt expense of $2.2 million has been reclassified as a non-interest expense for 2001. The increase in non-interest expense was partially offset by the absence of early retirement of debt expense in 2002.
   The following table presents the major components of non-interest expense for the years indicated.

                                       Year ended December 31,
----------------------------------------------------------------------
(in thousands)                      2002           2001           2000
----------------------------------------------------------------------
Salaries and
   employee benefits          $   17,890     $   14,923     $   11,632
Occupancy expense, net             3,507          2,817          2,404
Equipment expense                  2,423          2,021          1,892
Marketing                          1,104            957          1,144
Stationery and supplies              823            633            628
Communication and
   postage                           809            694            601
Outside services
   and processing                    595            400            269
Audit and
   examination fees                  570            501            396
Other real estate expenses           418            831            893
Attorneys' fees                      258            238            257
Insurance (other)                    205            152            156
FDIC insurance premium               200            180            161
Amortization of trust
   preferred expenses                190            210            176
Early retirement
  of debt expense                     --          2,217             --
Other                              2,052          2,278          2,252
----------------------------------------------------------------------
 Total                        $   31,044     $   29,052     $   22,861
======================================================================

   Salaries and employee benefits, which represent the largest portion of non-interest expense, increased $3.0 million or 19.9% to $17.9 million for the year ended December 31, 2002 compared to $14.9 million for the same period in 2001. These expenses increased $3.3 million or 28.3% over 2000. The opening of two branches and our northern regional headquarters office during 2002 contributed to the increase in salaries and employee benefits. Also, executive management was strengthened, and experienced retail, lending and administrative personnel were hired as part of our strategic plan. Full time equivalent employees increased to 330 at December 31, 2002 from 293 at December 31, 2001. From these staffing increases and in addition to annual merit increases, salaries rose approximately $2.2 million or 19.8%. Employee benefit expense totaled $4.3 million, an increase of $726,000, or 20.3% from 2001. Increases in benefits costs are primarily related to higher health benefit costs on a broader employee base, various payroll taxes, and our Employee Stock Ownership Plan (ESOP).
   Salaries and employee benefits were $14.9 million in 2001, an increase of 28.3% from $11.6 million in 2000. The increase was primarily due to the addition of new branch staffing, administrative staff and lending professionals. Rising health benefit expenses, payroll taxes, and costs associated with executive deferred compensation plans also contributed to the increase for the comparable periods.
   Salaries and employee benefits, as a percent of average assets, were 0.9% in 2002, 0.8% in 2001, and 0.9% in 2000, respectively.
   Net occupancy expense increased $690,000 or 24.5% to $3.5 million in 2002 from $2.8 million in 2001. Total rent expense on leased properties increased $546,000 and was the primary reason for the increase in occupancy expense in 2002. The increase in rent expense and other facility related expenses was due to several factors. Occupancy expense in 2002 reflected a full year's rent expense for our operations center relocated in the last quarter of 2001 and our Bordentown branch opened in 2001. In addition, we opened two new branches in Hunterdon County, including one in our regional headquarters, and our first branch in Middlesex County in 2002.
   The increase in occupancy expense in 2001 compared to 2000 was due primarily to higher rent expense from new branches in Flemington, Lawrence and Bordentown and normal rent increases on other leased branch properties, as well as the relocation of our operations center into a new leased facility.
   Occupancy expense as a percentage of average assets remained constant at 0.2% in 2002, 2001, and 2000.
   Equipment expense increased $402,000 or 19.9% to $2.4 million in 2002 from $2.0 million in 2001. The increase in equipment expense was primarily due to higher depreciation expense, costs related to equipment maintenance, and the upgrade of technology to increase processing capacity, efficiency and service levels. Expenses associated with our ATM machines also increased 21.7% in 2002. The increase in equipment expenses in 2001 compared to 2000 was due to the same factors. Investment in technology and equipment has allowed us to improve service response time at our branches and further develop business and consumer products and services.
   Our expense base is reflective of a growing institution. Expenses such as communication and postage, stationery and supplies have grown as the number of facilities, phone lines and new accounts have increased. In 2003, we are projecting additional expenses associated with the continuing implementation of our retail strategy.
   Marketing expenses increased by $147,000 or 15.4% in 2002 to $1.1 million, compared to $957,000 in 2001. Marketing expenses were $1.1 million in 2000. We continue focused marketing campaigns with the goal of attracting lower cost deposits. We also continued our support of community activities in 2002. Projected marketing expenses for 2003 are expected to increase as we further develop our brand image and market our products and services in both new and existing markets.
   Other real estate (ORE) expenses decreased $413,000 to $418,000 in 2002 when compared to 2001. More efficient management and the lower level of ORE properties held in 2002 resulted in less expenses. ORE expenses for 2001 decreased $62,000 to $831,000 from $893,000 in 2000.
   Other expenses include various professional fees, loan-related expenses and other operating expenses. Other expenses totaled $2.1 million in 2002 compared to $2.3 million in 2001 and 2000. The decrease in other expenses was primarily due to cost containment programs initiated during the year.
   Our ratio of non-interest expense to average assets decreased to 1.5% for 2002 compared to 1.6% in 2001 and 1.7% for 2000.
   We continuously assess the efficiency of our operations, seeking ways to best serve our customers while reducing operating costs. An important industry productivity measure is the efficiency ratio. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio can indicate that more resources are being utilized to generate the same volume of income while a decrease would indicate a more efficient use of resources. YNB's efficiency ratio decreased in 2002 to 56.66% compared to 65.77% in 2001, and 55.54% in 2000. The efficiency ratio improved in 2002 as our net interest income increased. Excluding net securities gains and the early retirement of debt expense, our efficiency ratio was 60.04%, 65.47% and 55.60% for 2002, 2001, and 2000, respectively. Further improvements to the efficiency ratio depend on increases in net interest income, the level of non-interest income and growth in non-interest expenses.

INCOME TAXES
The provision for income taxes, which is comprised of Federal and state income taxes, was $5.4 million in 2002 compared to $2.6 million in 2001 and $4.3 million in 2000. For 2001, the income tax expense and effective tax rate reflect the reclassification of early retirement of debt expense. The increase in tax expense in 2002 resulted from higher taxable income and increased New Jersey state taxes, partially offset by higher levels of tax-exempt income. In July 2002, the New Jersey Business Tax Reform Act was passed. This Act created an alternative minimum assessment for companies that operate in New Jersey. The tax was retroactive to January 1, 2002. The alternative minimum tax may be used to offset future tax liabilities, and as such, a deferred tax asset of approximately $400,000 was established for the excess of this tax over the regular New Jersey corporate business tax. The provisions for income taxes for 2002, 2001, and 2000 were at effective tax rates of 27.7%, 23.6%, and 29.2%, respectively.

FINANCIAL
  CONDITION
YEARS ENDED DECEMBER 31, 2002 AND 2001

TOTAL ASSETS
YNB's assets were $2.2 billion at year-end 2002 versus $1.9 billion the previous year, an increase of $288.1 million, or 14.8%. The growth in our asset base throughout 2002 was primarily due to an increase in loans and securities. Average loans and securities grew 21.7% and 15.8%, respectively, in 2002. YNB's strength as a business-focused, relationship-oriented independent community bank was reflected in our financial results in 2002.
   Headquartered in Mercer County for 78 years and having established commercial loans as the foundation for our growth, we are now focusing our efforts in expanding our retail network in the demographically attractive markets of Hunterdon, Somerset and Middlesex Counties in New Jersey. We believe that the strength of our markets, relationship banking philosophy and experienced management team, combined with industry consolidation, provide us with continued opportunities to expand market share and attain the goal of enhancing our franchise value.
   Average interest earning assets in 2002 were $2.0 billion, a 17.9% increase from $1.7 billion in 2001. The growth in average interest earning assets was principally funded by the increase in average interest bearing deposits, and, to a lesser extent, borrowed funds. Further supporting average interest earning asset growth was a 20.0% increase in average stockholders' equity. YNB's ratio of average interest earning assets to average assets increased slightly to 96.6% in 2002, compared to 96.0% in 2001.

SECURITIES
YNB's securities portfolio totaled $875.4 million or 39.2% of assets at December 31, 2002 versus $812.2 million, or 41.8% of assets at December 31, 2001. This represents a $63.2 million or 7.8% increase from 2001. In addition to providing a reliable income stream, effective investment portfolio management has provided a stable secondary liquidity source, a tool for managing interest rate risk and a method of reducing our overall effective tax rate. We also manage a portion of our investment portfolio, in our Investment Growth Strategy, with the primary goals of enhancing return on average stockholders' equity and earnings per share. On an average basis, the securities portfolio represented 42.7% of average interest earning assets for the year ended December 31, 2002, compared to 43.5% of average interest earning assets for the year ended December 31, 2001.
   Securities included in the Investment Growth Strategy totaled approximately $230.1 million at December 31, 2002, compared to approximately $372.8 million at December 31, 2001. This represents a decrease of 38.3% in 2002. This strategy is comprised primarily of fixed rate agency mortgage-backed securities. We determined in mid-2002, based on the limited market opportunities in a lower interest rate environment, not to replace cash flows from our Investment Growth Strategy. We believe the Investment Growth Strategy, as a percentage of our total assets, will continue to decline over time as our asset base continues to grow.
   The available for sale (AFS) securities portfolio increased $74.2 million to $820.7 million at December 31, 2002 from $746.5 million at December 31, 2001. The available for sale portfolio principally consists of U.S. agency mortgage-backed securities and government agency bonds, both callable and non-callable. A continuing lower interest rate environment, in addition to strategies implemented to reduce longer-term interest rate risk exposure in a rising rate environment, resulted in a change in the composition of the AFS portfolio in 2002. During 2002, we sold 30-year fixed rate mortgage-backed and trust preferred securities, and other securities with longer duration or extension risk to reduce the average duration of the securities portfolio and more effectively manage longer-term interest rate risk in a rising rate environment. Shorter-duration securities and floating rate trust preferred securities were purchased with the sale proceeds. The repositioning of the AFS portfolio is expected to provide more consistent cash flows to invest in securities in what we project to be a higher interest rate environment over the next eighteen months.
   Fixed rate U.S. agency securities and fixed rate U.S. agency Collateralized Mortgage Obligations (CMOs) increased $133.2 million and $88.3 million, respectively in 2002, accounting primarily for the net increase in the AFS portfolio. Shorter duration U.S. agency CMOs and short-term agency callable bonds were purchased to meet the asset and liability objectives of managing longer-term interest rate risk and enhancing liquidity. These securities were also purchased to reduce higher Federal funds sold balances as the average yield for all of 2002 was only 1.62%. Conversely, fixed rate U.S. agency mortgage-backed securities decreased $150.1 million in 2002, indicative of sales activity and higher than projected prepayment speeds.
   The yield on the available for sale portfolio decreased 118 basis points to 4.50% in 2002. In the fourth quarter alone, our investment portfolio, which is made up of AFS securities representing 94% of the total, dropped in yield by approximately 50 basis points, principally due to higher prepayment speeds which negatively impacted the yield on mortgage-backed securities. We also continue to invest in two money market funds. The average investment in money market funds during 2002 was $36.5 million. The yields on these funds exceeded the yield on Federal funds sold by approximately 10 to 15 basis points in 2002.
   Activity in the AFS portfolio is undertaken primarily to manage liquidity and interest rate risk and to take advantage of market conditions that create more attractive returns. AFS securities are reported at fair value, with unrealized gains and losses, net of tax, included as a separate component of stockholders' equity.
   Volatility in the bond market continued throughout 2002 with the yield curve fluctuating often. Indicative of this volatility was the change in the market value of the AFS portfolio. To achieve previously stated asset and liability objectives, we took advantage of the volatile yield curve to reposition securities throughout 2002, which resulted in net securities gains of $3.1 million. At December 31, 2002, securities available for sale had net unrealized gains of $11.1 million compared to net unrealized gains of $555,000 at December 31, 2001. The net unrealized gain, net of tax effect, was $7.4 million at December 31, 2002 compared to a net unrealized gain of $361,000 at December 31, 2001, and is reported in "Accumulated other comprehensive income" in stockholders' equity.
   Trading securities are purchased specifically for short-term appreciation with the intent of selling in the near future. Minimal net gains of $24,000 were realized on trading securities for 2002. There were no trading securities outstanding at December 31, 2002.
   Investment securities classified as held to maturity totaled $54.7 million at December 31, 2002 compared to $65.8 million at December 31, 2001. Securities in this category, for which there is the intent and the ability to hold to maturity, are carried at amortized historical cost. This portfolio is comprised of state and municipal and agency mortgage-backed securities. The decline in the held to maturity portfolio was due to the call of $13.0 million in callable agency securities. Partially offsetting this decline was net growth of $1.6 million in the municipal bond portfolio. The municipal bond portfolio grew to $50.3 million at December 31, 2002 from $48.7 million at December 31, 2001. Municipal bonds were purchased to reduce our effective tax rate and enhance the tax equivalent yield of the portfolio. Based on our anticipated levels of taxable income, we expect in 2003 to increase the size of our municipal bond portfolio. At December 31, 2002, investment securities had unrealized gains of $2.0 million compared to net unrealized losses of $867,000 at December 31, 2001. The yield on this portfolio increased 6 basis points to 7.01% in 2002 as compared to 6.95% in 2001.

   The following tables present the amortized cost and market values of YNB's securities portfolios as of December 31, 2002, 2001, and 2000.

------------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE

                                                                                  December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                       2002                          2001                           2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Amortized         Market      Amortized         Market      Amortized         Market
(in thousands)                                     Cost          Value           Cost          Value           Cost          Value
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities
   and obligations of other
   U.S. government agencies                  $  245,973     $  248,901     $  113,862     $  113,861     $  173,608     $  172,374
Mortgage-backed securities                      468,745        478,357        521,988        523,179        338,377        336,798
Corporate obligations                            55,087         53,696         72,946         72,311         26,713         27,091
Federal Reserve Bank Stock                        2,411          2,411          2,381          2,381          2,036          2,036
Federal Home Loan Bank Stock                     37,300         37,300         34,751         34,751         26,639         26,639
------------------------------------------------------------------------------------------------------------------------------------
   Total                                     $  809,516     $  820,665     $  745,928     $  746,483     $  567,373     $  564,938
====================================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
                                                                                  December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                       2002                          2001                          2000
------------------------------------------------------------------------------------------------------------------------------------
                                              Amortized         Market      Amortized         Market      Amortized         Market
(in thousands)                                     Cost          Value           Cost          Value           Cost          Value
------------------------------------------------------------------------------------------------------------------------------------
Obligations of other
   U.S. government agencies                  $       --     $       --     $   13,000     $   13,066     $   68,185     $   66,439
Obligations of state and
   political subdivisions                        50,308         52,212         48,694         47,729         38,660         38,336
Mortgage-backed securities                        4,382          4,498          4,059          4,092          3,855          3,785
------------------------------------------------------------------------------------------------------------------------------------
   Total                                     $   54,690     $   56,710     $   65,753     $   64,887     $  110,700     $  108,560
====================================================================================================================================

   The expected maturities and average weighted yields for YNB's securities portfolios as of December 31, 2002 are shown below. Yields for tax-exempt securities are presented on a fully taxable equivalent basis assuming a 34% tax rate.

------------------------------------------------------------------------------------------------------------------------------------
SECURITY MATURITIES AND AVERAGE WEIGHTED YIELDS
SECURITIES AVAILABLE FOR SALE

                                                                                  December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                            After one     After five
                                                                Within     but within     but within          After
(in thousands)                                                one year     five years      ten years      ten years          Total
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations
   of other U.S. government agencies                        $   24,348     $  193,184     $   31,369     $       --     $  248,901
Mortgage-backed securities                                          --             --         49,573        428,784        478,357
Corporate obligations                                            1,287          4,861          1,000         46,548         53,696
Federal Reserve Bank Stock                                          --             --             --          2,411          2,411
Federal Home Loan Bank Stock                                        --             --             --         37,300         37,300
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                 $   25,635     $  198,045     $   81,942     $  515,043     $  820,665
------------------------------------------------------------------------------------------------------------------------------------
Weighted average yield, computed
   on a tax equivalent basis                                      3.28%          3.77%          4.82%          4.79%          4.50%
====================================================================================================================================
INVESTMENT SECURITIES
                                                                                  December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                                            After one     After five
                                                                Within     but within     but within          After
(in thousands)                                                one year     five years      ten years      ten years          Total
------------------------------------------------------------------------------------------------------------------------------------
Obligations of state and
   political subdivisions                                   $      750     $    3,588     $    7,366     $   38,604     $   50,308
Mortgage-backed securities                                          --             --          1,174          3,208          4,382
------------------------------------------------------------------------------------------------------------------------------------
      Total                                                 $      750     $    3,588     $    8,540     $   41,812     $   54,690
------------------------------------------------------------------------------------------------------------------------------------
Weighted average yield, computed
   on a tax equivalent basis                                      6.99%          7.46%          6.77%          7.03%          7.01%
====================================================================================================================================

   Expected maturities will differ from stated maturities because issuers may have the right to call their obligations with or without call or prepayment penalties. Mortgage-backed securities experience principal cash flows based on the activity on the underlying mortgages.
   Investments in mortgage-backed securities involve prepayment and interest rate risk. We attempt to minimize these risks by diversifying the coupons and final maturity dates of the mortgage-backed securities, buying seasoned securities with consistent and predictable prepayment histories, average lives and yields. At December 31, 2002, YNB had mortgage-backed securities totaling $482.7 million, of which $454.3 million were fixed rate. At December 31, 2001, YNB had mortgage-backed securities totaling $527.2 million, of which $507.6 million were fixed rate. Certain of these securities can be purchased at premiums or discounts. The risk of fixed-rate mortgage-backed securities is similar to fixed-rate loans. In rising interest rate environments, the rate of prepayment on fixed-rate mortgage-backed securities tends to decrease because of lower prepayments on the underlying mortgages, and conversely, as interest rates fall, prepayments on such securities tend to rise. The yield and average lives of these securities will change based on prepayment speeds and how the premium or discount must be amortized or accreted. Significantly lower interest rates and higher than projected prepayment speeds led to lower than projected yields and $264.1 million in principal cash flows from mortgage-backed securities in 2002, compared to $188.3 million in 2001.
   Included in mortgage-backed securities are U.S. agency CMOs, which totaled approximately $219.5 million at December 31, 2002, compared to $126.2 million at December 31, 2001. A CMO is a mortgage-backed security created by prioritizing the cash flows from the underlying mortgage pool in order to meet different objectives. All CMOs at December 31, 2002 were held in the available for sale portfolio.

LOANS
We continue to emphasize commercial real estate and commercial and industrial lending to small to mid-sized businesses and individuals. From December 31, 1998 to December 31, 2002, we increased our total loans from $491.6 million to $1.2 billion for a 24.9% compound annual growth rate during that period. We have achieved these results by stressing quality growth, product and industry diversification, while maintaining strong underwriting standards in a competitive environment.
   Loans historically have been the primary component of our earning assets. By expanding geographically into new markets, we have continued to experience robust credit demand. Our larger capital base has resulted in a higher legal lending limit and attracted larger loan relationships and increased business from existing customers.
   During 2002, total loans increased $187.2 million or 18.6%, reaching $1.2 billion at December 31, 2002 from $1.0 billion at December 31, 2001.


   The following table sets forth YNB's loan portfolio composition at the dates indicated.

------------------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION

                                                                              December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                        2002                  2001                2000                 1999                1998
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                  Amount         %     Amount         %     Amount         %     Amount         %     Amount         %
------------------------------------------------------------------------------------------------------------------------------------
Commercial real estate
      Owner occupied        $  164,450     13.8% $  143,767     14.3% $  135,234     16.5% $  118,068     18.3% $   85,856     17.5%
      Investor occupied        321,583     26.9     255,471     25.3     198,184     24.2     173,645     26.8     109,316     22.2
      Construction
         and development       121,295     10.1      99,978      9.9      93,432     11.4      48,535      7.5      36,150      7.4
Residential
      1-4 family               116,829      9.8     107,840     10.7      92,876     11.4      74,639     11.5      63,632     12.9
      Multi-family              34,012      2.8      33,970      3.4      27,800      3.4      18,678      2.9      14,858      3.0
Commercial and
   industrial
      Term                     129,513     10.8     117,005     11.6     116,995     14.3      63,066      9.7      49,714     10.1
      Lines of Credit          207,562     17.4     164,075     16.3      72,217      8.8      77,152     11.9      62,156     12.6
      Demand                       972      0.1       1,055      0.1       1,389      0.2         959      0.2         741      0.2
Consumer
      Home Equity               70,579      5.9      58,084      5.8      50,809      6.2      45,469      7.0      45,396      9.2
      Installment               19,078      1.6      19,266      1.9      22,428      2.7      20,375      3.2      18,093      3.7
      Other                      9,270      0.8       7,462      0.7       6,925      0.9       6,151      1.0       5,737      1.2
------------------------------------------------------------------------------------------------------------------------------------
         Total              $1,195,143    100.0% $1,007,973    100.0% $  818,289    100.0% $  646,737    100.0% $  491,649    100.0%
====================================================================================================================================

   Investor occupied and commercial and industrial lines of credit were the two loan types with the highest loan growth, increasing $66.1 million and $43.5 million, respectively. YNB's loan portfolio represented 53.6% of total assets at December 31, 2002 versus 51.9% at year-end 2001.
   At December 31, 2002, commercial real estate and commercial and industrial loans represented 79.1% of our total loans. In underwriting these loans, we first evaluate the cash flow capability of the borrower to repay the loan as well as the borrower's business experience. In addition, a majority of commercial loans are also secured by real estate and business assets, and supported by the personal guarantees of the principals. We also diligently monitor the composition and quality of the overall commercial loan portfolio including significant credit concentrations by borrower or industry.
   Commercial real estate loans increased by $108.1 million, or 21.7% in 2002 to $607.3 million from $499.2 million at December 31, 2001. Commercial real estate loans consist of owner occupied, investor occupied, and construction and development loans. Commercial real estate loans generally have a final maturity of five to fifteen years. Construction and development loans include residential and commercial projects. Loans are typically made to experienced residential or commercial construction developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally, construction loan terms run between one and two years and are interest only, adjustable rate loans indexed to the prime rate. Our lending policies generally require an 80% or lower loan-to-value ratio for commercial real estate mortgages. Collateral values are established based upon independently prepared appraisals. Growth in commercial real estate loans accounted for 57.8% of the total loan growth in 2002 compared to 38.2% in 2001.
   Residential loans are comprised of 1-4 family and multi-family loans. This segment of the portfolio totaled $150.8 million at December 31, 2002, up $9.0 million, or 6.4% from the prior year total of $141.8 million. The low interest rate environment stimulated ongoing refinancing activity and growth in this portfolio during 2002. Residential 1-4 family loans represented $116.8 million, or 77.5% of the total. Our residential mortgage loans are secured by first liens on the underlying real property. We are a participating seller/servicer with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) and we generally underwrite our single-family residential mortgage loans to conform with standards required by these agencies. Multi-family loans, which represented $34.0 million of the total, primarily consist of loans secured by apartment complexes.
   Commercial and industrial loans include term loans, lines of credit, and demand loans. Commercial and industrial loans increased $55.9 million, or 19.8%, at December 31, 2002 to $338.0 million from $282.1 million at December 31, 2001. Higher balances on business lines of credit from both new and existing relationships primarily accounted for the increase in commercial and industrial loans. These loans accounted for 29.9% of the total loan growth in 2002. Commercial and industrial loans are typically loans made to small- to middle-market businesses and consist of working capital loans, which are used to finance inventory, receivables, and other working capital needs of commercial borrowers. In addition, term loans are provided for equipment needs. As shown in the table below, we have maintained diversification of risk within industry classification concentrations with the goal of limiting the risk of loss from any single unexpected event or trend.

COMMERCIAL AND INDUSTRIAL LOANS
(dollars in thousands)
                                           December 31, 2002
-------------------------------------------------------------------
                                                 Percent     Number
Industry Classification            Balance    of balance   of loans
-------------------------------------------------------------------
Services                          $ 88,449          26.2%       259
Retail trade                        30,859           9.1        100
Real estate-related                 52,250          15.5        176
Manufacturing                       18,325           5.4         74
Construction                        73,373          21.7         99
Wholesale trade                     13,204           3.9         52
Individuals                         33,946          10.0        109
Transportation and
   public utilities                  5,801           1.7         33
Other                               21,840           6.5         57
-------------------------------------------------------------------
Total                             $338,047         100.0%       959
===================================================================

   Consumer loans increased 16.6% to $98.9 million at December 31, 2002 compared to $84.8 million at December 31, 2001. Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Home equity loans and lines represented 71.3% of total consumer loans. In 2002, we believe that comparatively lower interest rates and increased marketing accounted for the increased activity in the home equity portfolio. The expansion of our retail network is expected to generate additional opportunities to increase the size of our consumer loan portfolio.
   Substantially all of our business is with customers located within Mercer County and contiguous counties. Changes in the region's economic environment and real estate market conditions could affect our borrowers' ability to repay their loans, which could result in an adverse impact to our financial condition, performance and loan growth. Competition and future consolidation in our markets could also impact future loan growth.


TOTAL LOAN PORTFOLIO
--------------------

(In millions)

       1998          1999          2000          2001         2002
       ----          ----          ----          ----         ----
       $492          $647          $818         $1,008       $1,195

   We enter into a variety of financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and letters of credit, both of which involve, to varying degrees, elements of risk in excess of the amount reflected in the consolidated financial statements.
   Credit risk for letters of credit is managed by limiting the total amount of arrangements outstanding and by applying normal credit policies to all activities with credit risk. Collateral is obtained based on management's credit assessment of the customer.
   The contract amounts of off-balance sheet financial instruments as of December 31, 2002 and 2001 for commitments to extend credit were $243.1 million and $191.8 million, respectively, and for letters of credit were $17.8 million and $13.4 million, respectively.
   Commitments to extend credit and letters of credit may expire without being drawn upon, and therefore, the total commitment amounts do not necessarily represent future cash flow requirements.

The following table provides information concerning the maturity and interest rate sensitivity of YNB's commercial and industrial and commercial real estate -- construction and development loan portfolios at December 31, 2002.

----------------------------------------------------------------------------------------------------
                                                             After one          After
                                                 Within     but within           five
(in thousands)                                 one year     five years          years          Total
----------------------------------------------------------------------------------------------------
Maturities:
   Commercial and industrial                 $  174,932     $  140,752     $   22,363     $  338,047
   Commercial real estate -
     construction and development                75,985         45,093            217        121,295
----------------------------------------------------------------------------------------------------
       Total                                 $  250,917     $  185,845     $   22,580     $  459,342
----------------------------------------------------------------------------------------------------
Type:
   Floating rate loans                       $  232,744     $  104,293     $    9,156     $  346,193
   Fixed rate loans                              18,173         81,552         13,424        113,149
----------------------------------------------------------------------------------------------------
       Total                                 $  250,917     $  185,845     $   22,580     $  459,342
====================================================================================================

ASSET QUALITY

We have successfully grown our loan portfolio while at the same time maintaining high asset quality standards. Our significant lending experience, collateral based approach to lending, and the effective development and management of our commercial lending relationships have resulted in low levels of nonperforming assets and net charge offs.
   Nonperforming assets decreased $132,000 to $7.3 million at December 31, 2002 compared to $7.4 million at December 31, 2001. For the five-years ended December 31, 2002, YNB's nonperforming assets have averaged less than $8 million. Credit quality has remained strong during periods of robust loan growth. Nonperforming assets represented 0.33% of total assets at December 31, 2002 and 0.38% at December 31, 2001. The improvement in this ratio was due to both the growth in YNB's asset base and the reduction in nonperforming assets. Nonperforming assets as a percentage of total loans and other real estate were 0.61% at December 31, 2002, compared to 0.74% at December 31, 2001. Indicative of our collateral-based approach to lending, the ratio of net loan charge offs as a percent of average total loans was 0.10% for the year ended December 31, 2002 and, based on year-end ratios, has averaged 0.17% for the five year period ended December 31, 2002.
   Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are composed of loans on a nonaccrual basis, loans which are contractually past due 90 days or more as to interest or principal payments but have not been classified as nonaccrual and loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.
   Our policy regarding nonaccrual loans varies by loan type. Generally, commercial loans are placed on nonaccrual when they are 90 days past due, unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Residential mortgage loans are not generally placed on nonaccrual unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current, and future collectibility is reasonably assured, loans are returned to accrual status.
   Restructured loans remain on nonaccrual until collectibility improves and a satisfactory payment history is established, generally six consecutive monthly payments.

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type for the years indicated.

-------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS

                                                                          December 31,
-------------------------------------------------------------------------------------------------------------------
(in thousands)                                     2002           2001           2000           1999           1998
-------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
   Commercial real estate                    $    2,395     $      888     $    2,075     $      733     $    1,035
   Residential                                    1,526          1,133          2,423            740            175
   Commercial and industrial                      1,143          1,494            851            441            594
   Consumer                                          55             98            453            275            242
-------------------------------------------------------------------------------------------------------------------
      Total nonaccrual loans                      5,119          3,613          5,802          2,189          2,046
-------------------------------------------------------------------------------------------------------------------
Restructured loans                                  711            770            532            540            634
-------------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due:
   Residential                                      323            514            526            206            771
   Commercial and industrial                         --             --             --             47             --
   Consumer                                         121            228            173             96            422
-------------------------------------------------------------------------------------------------------------------
      Total loans 90 days or more past due          444            742            699            349          1,193
-------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                         6,274          5,125          7,033          3,078          3,873
Other real estate                                 1,048          2,329          2,041          2,585          4,957
-------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                   $    7,322     $    7,454     $    9,074     $    5,663     $    8,830
===================================================================================================================


   Nonperforming loans totaled $6.27 million at December 31, 2002, an increase of $1.14 million from the $5.13 million amount reported at December 31, 2001. The increase in nonperforming loans resulted from an increase in nonaccrual loans.
   Nonaccrual loans were $5.1 million, or 0.43% of total loans, at December 31, 2002 an increase of $1.5 million from the December 31, 2001 total of $3.6 million. Commercial real estate loans accounted principally for the increase in nonaccrual loans. Commercial loans represent approximately 70% of total nonaccrual loans.
   There was one restructured commercial loan totaling $711,000 at December 31, 2002 compared to $770,000 at December 31, 2001. Based upon the recent payment history, this loan returned to accruing status in January 2003.
   At December 31, 2002, loans that were 90 days or more past due but still accruing interest represented $444,000, or 0.04% of total loans, compared to $742,000, or 0.07% of total loans at December 31, 2001. Six residential mortgage loans accounted for 73% of total loans 90 days or more past due. Management's decision to accrue interest on these loans is based on the level of collateral and the status of collection efforts.
   Other real estate (ORE) totaled $1.0 million at December 31, 2002, down from $2.3 million at December 31, 2001. The decrease in ORE for 2002 was principally due to the sale of one property. ORE is reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter.
   We believe that our historical low level of nonperforming assets in relation to an increasing loan portfolio is reflective of our credit culture, which includes strict underwriting standards, active loan review, and strong credit policies. Our objective is to maintain a high credit quality loan portfolio regardless of the economic climate. The continuing weakness of the economy, however, could cause nonperforming asset levels to increase from their current or historical levels, which would have a negative impact on our earnings.

NONPERFORMING ASSETS AS A PERCENTAGE OF TOTAL ASSETS
----------------------------------------------------

       1998          1999          2000          2001         2002
       ----          ----          ----          ----         ----
       1.17%         0.50%         0.56%         0.38%        0.33%

ALLOWANCE FOR LOAN LOSSES
We have identified the allowance for loan losses to be a critical accounting policy. We utilize a system to rate substantially all of our loans based on their respective risk. Our emphasis on commercial real estate and commercial and industrial loans has provided higher earnings. These loans, however, entail greater risk than residential mortgage and consumer loans. The primary emphasis in our risk rating system is on commercial real estate and commercial and industrial loans.
   Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. Risk ratings of 1 to 5 are considered to be acceptable risk and consist of loans rated as either "minimal, modest, better than average, average and acceptable." Loans with acceptable risk were reserved at a range of 0.35% to 1.50% at December 31, 2002. Risk ratings of between 6 and 8 are considered higher than acceptable risk and consist of loans rated as "special mention, substandard and doubtful." Due to the higher level of risk, these loans were reserved at a range of 3.75% to 50% at December 31, 2002. Loans with a risk rating of 9 were considered to be a loss and reserved at 100% at December 31, 2002. Residential mortgage and consumer loans are assigned individual reserve percentages of between 0.25% for the lowest risk to 0.75% for higher risk loans.
   In setting the reserve percentage for each risk rating, we utilize a computer software program to perform migration analysis to determine historical loan loss experience. In addition, we use our judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates and level of business activity. Allocations to the allowance for loan losses, both specific and general, are determined after this review.
   We provide for possible loan losses by a charge to current operations to maintain the allowance for loan losses at an adequate level according to our documented allowance adequacy methodology. The provision for loan losses for 2002 was $4.4 million, compared to $3.9 million and $3.7 million for 2001 and 2000, respectively. The increase in the provision for loan losses in 2002 was principally due to three factors. First, we continued to experience strong loan growth, principally commercial, in 2002. Second was the modest increase of $1.1 million in nonperforming loans. A third factor was the weakening of credit quality of certain borrowers as reflected by risk rating downgrades in 2002. We believe that most of these downgrades reflected the impact of a slowing economy on the level of business activity. If these trends continue in 2003, there may be an increase in nonperforming loans.
   Our gross charge offs in 2002 totaled $1.2 million, compared with $1.7 million in 2001 and $1.9 million in 2000. Losses on loans and loans which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to it. Our gross recoveries totaled $92,000 in 2002, compared to $382,000 in 2001 and $136,000 in 2000.

------------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES

                                                                                At or for the year ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                    2002           2001           2000           1999           1998
------------------------------------------------------------------------------------------------------------------------------------
Allowance balance, beginning of year                        $   13,542     $   10,934     $    8,965     $    6,768     $    5,570
Charge offs:
   Commercial real estate                                          (78)          (696)          (356)          (233)          (453)
   Residential                                                    (168)            --           (288)            --             --
   Commercial and industrial                                      (719)          (591)          (896)          (278)           (94)
   Consumer                                                       (223)          (412)          (327)          (574)          (296)
------------------------------------------------------------------------------------------------------------------------------------
     Total charge offs                                          (1,188)        (1,699)        (1,867)        (1,085)          (843)
------------------------------------------------------------------------------------------------------------------------------------
Recoveries:
   Commercial real estate                                            1             --             --             20              4
   Commercial and industrial                                        11             31             --             --              3
   Consumer                                                         80            351            136             87             59
------------------------------------------------------------------------------------------------------------------------------------
     Total recoveries                                               92            382            136            107             66
------------------------------------------------------------------------------------------------------------------------------------
Net charge offs                                                 (1,096)        (1,317)        (1,731)          (978)          (777)
Provision charged to operations                                  4,375          3,925          3,700          3,175          1,975
------------------------------------------------------------------------------------------------------------------------------------
Allowance balance, end of year                              $   16,821     $   13,542     $   10,934     $    8,965     $    6,768
------------------------------------------------------------------------------------------------------------------------------------
Loans, end of year                                          $1,195,143     $1,007,973     $  818,289     $  646,737     $  491,649
Average loans outstanding                                   $1,085,306     $  891,957     $  723,570     $  564,552     $  438,050
Allowance for loan losses to total loans                          1.41%          1.34%          1.34%          1.39%          1.38%
Net charge offs to average loans outstanding                      0.10           0.15           0.24           0.17           0.18
Nonperforming loans to total loans                                0.52           0.51           0.86           0.48           0.79
Nonperforming assets to total assets                              0.33           0.38           0.56           0.50           1.17
Nonperforming assets to total loans and other
   real estate owned                                              0.61           0.74           1.11           0.87           1.78
Allowance for loan losses to nonperforming assets               229.73         181.67         120.50         158.31          76.65
Allowance for loan losses to nonperforming loans                268.11%        264.23%        155.47%        291.26%        174.75%
====================================================================================================================================

   At December 31, 2002, the allowance for loan losses totaled $16.8 million, an increase of $3.3 million or 24.2% from $13.5 million at December 31, 2001, which compares to $10.9 million at December 31, 2000. The increase of the allowance reflected the extensive analysis previously discussed. It is our assessment, based on our judgment and analysis, that the allowance is appropriate in relation to the credit risk at December 31, 2002. The ratio of the allowance for loan losses to total loans was 1.41%, 1.34%, and 1.34%, at December 31, 2002, 2001, and 2000, respectively. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total nonperforming loans. At December 31, 2002 this ratio was 268.11% versus 264.23% at December 31, 2001.
   Extending credit to businesses and consumers exposes us to credit risk. We manage credit risk in the loan portfolio through adherence to strict underwriting standards, guidelines and limitations. Various approval levels, based on the amount of the loan and other credit considerations, have also been established.
   We recognize that despite our best efforts to minimize risk, losses will occur. In times of economic slowdown, either within our markets or nationally, the risk inherent in YNB's loan portfolio will increase. The timing and amount of loan losses that may occur is dependent upon several factors, most notably current and expected general, regional and local economic conditions and the specific financial condition of our borrowers. Although we use the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term changes.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
The following table describes the allocation for loan losses among various categories of loans and certain other information as of the dates indicated. An unallocated allowance is distributed proportionately among each loan category. This unallocated portion of the loan loss allowance is important to maintain the overall allowance at a level that is adequate to absorb potential credit losses inherent in the total loan portfolio. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.


                                                                                      December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                        2002                               2001                               2000
------------------------------------------------------------------------------------------------------------------------------------
                                                  Percent of                         Percent of                          Percent of
                             Reserve Percent of     Loans to   Reserve  Percent of     Loans to    Reserve  Percent of     Loans to
(in thousands)                Amount  Allowance  Total Loans    Amount   Allowance  Total Loans     Amount   Allowance  Total Loans
------------------------------------------------------------------------------------------------------------------------------------
Commercial real estate       $ 8,189       48.7%        50.8%  $ 6,843        50.5%        49.5%   $ 6,303        57.6%        52.1%
Residential                    1,063        6.3         12.6     1,106         8.2         14.1      1,118        10.2         14.8
Commercial and industrial      6,886       40.9         28.3     4,974        36.7         28.0      2,739        25.1         23.3
Consumer                         683        4.1          8.3       619         4.6          8.4        774         7.1          9.8
------------------------------------------------------------------------------------------------------------------------------------
    Total                    $16,821      100.0%      100.0%   $13,542       100.0%       100.0%   $10,934       100.0%       100.0%
====================================================================================================================================

                                                                                      December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                           1999                                            1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                        Percent of                                      Percent of
                                             Reserve     Percent of       Loans to           Reserve     Percent of       Loans to
(in thousands)                                Amount      Allowance    Total Loans            Amount      Allowance    Total Loans
------------------------------------------------------------------------------------------------------------------------------------
Commercial real estate                    $    5,229           58.3%          52.6%       $    3,594           53.1%          47.1%
Residential                                      840            9.4           14.4               598            8.8           15.9
Commercial and industrial                      2,303           25.7           21.8             1,994           29.5           22.9
Consumer                                         593            6.6           11.2               582            8.6           14.1
------------------------------------------------------------------------------------------------------------------------------------
    Total                                 $    8,965          100.0%         100.0%       $    6,768          100.0%         100.0%
====================================================================================================================================

DEPOSITS
Deposits represent our primary funding source supporting earning asset growth. YNB's deposit base consists of non-interest and interest bearing demand deposits, savings and money market accounts, and time deposits. In 2002, we continued to implement our retail strategy. Our goal is to further develop the earnings power and increase the value of our retail franchise. To achieve these goals, we plan to further reduce our cost of funds and increase our non-interest income by attracting lower cost transaction and other core deposit accounts.
   In 2002, we continued our geographic expansion into the demographically attractive markets of Hunterdon and Middlesex Counties with a planned entry into Somerset County by mid-2003. Through marketing of our expanded deposit product offerings, we expect to attract core deposits in our primary Mercer County market in addition to targeted markets such as Hunterdon, Somerset and Middlesex Counties.
   Total deposits grew to $1.3 billion at December 31, 2002 compared to $1.1 billion at year-end 2001, an increase of 16.4%. The successful opening of branches in new markets and increased marketing resulted in growth across all deposit types. The growth in our deposit base in 2002 was primarily in money market deposits, and, to a lesser extent, other time deposits. Average total deposits for 2002 totaled $1.2 billion compared to $1.0 billion for 2001, an increase of 19.9%. The average rate paid on YNB's deposits during 2002 was 2.83%, a 160 basis point decrease from the 4.43% average rate for 2001. As anticipated, our cost of funds dropped dramatically as higher costing time deposits repriced lower in 2002.
   Due to the lower interest rate environment in 2002 and a strong liquidity position supported by cash flows from the investment portfolio we have aggressively lowered rates on time deposits. Our depositors' preference in 2002 was our competitively priced Premier Money Market account. The result has been a lower cost of funds and change of composition in our deposit base. Time deposits were almost 60% of total deposits at the end of 2000 and have declined to 49.3% of our deposit base at December 31, 2002. Growth in money markets accounted for almost 62% of the total increase in deposits in 2002. Deposit growth experienced in 2001 was also led primarily by money markets.

   The following table provides information concerning average balances and rates of deposits for the years indicated:

------------------------------------------------------------------------------------------------------------------------------------
AVERAGE DEPOSIT BALANCES AND RATES

------------------------------------------------------------------------------------------------------------------------------------
                                            2002                                2001                              2000
------------------------------------------------------------------------------------------------------------------------------------
                                                      % of                               % of                               % of
(in thousands)                    Balance   Rate     Total            Balance   Rate    Total           Balance   Rate     Total
------------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing
   demand deposits             $  118,154     --%     9.8%         $  104,577     --%    10.4%         $ 96,024     --%    11.4%
Interest bearing
   demand deposits                113,261   2.38      9.4              88,765   2.70      8.8            67,443   2.60      8.0
Money market deposits             276,506   2.75     22.9             154,901   4.02     15.4            89,232   4.85     10.6
Savings deposits                   80,218   1.16      6.7              74,929   1.75      7.4            76,337   2.43      9.0
Certificates of deposit
   of $100,000 or more            148,119   3.50     12.3             129,340   5.86     12.9           106,581   6.47     12.7
Other time deposits               469,858   3.78     38.9             453,747   5.97     45.1           408,414   6.07     48.3
------------------------------------------------------------------------------------------------------------------------------------
   Total                       $1,206,116   2.83%   100.0%         $1,006,259   4.43%   100.0%         $844,301   4.69%   100.0%
====================================================================================================================================


   In addition to marketing CDs through our branch network, we also market them through a computer-based service, which allows us to place our CDs nationally. During 2002, we continued our strategy of reducing these generally higher costing CDs generated through this service. These CDs, which totaled $107.0 million at December 31, 2001, declined to $96.8 million at year-end 2002. The average maturity of these CDs is approximately eleven months. This funding source has represented a dependable source of secondary liquidity during times of increased loan demand. We will continue our efforts to reduce our reliance on this generally higher cost of funds through the successful implementation of our retail strategy.
   The average balance of non-interest bearing demand deposits was $118.2 million during 2002, an increase of $13.6 million, or 13.0% from $104.6 million during 2001. Non-interest bearing demand deposits represent a stable, interest-free source of funds. The increase in demand deposits is primarily from the growth in new and existing business relationships. The increase in business and personal checking accounts has contributed positively to net interest income.
   Average interest bearing demand, money market and savings deposits increased 27.6%, 78.5%, and 7.1%, respectively, from 2001 to 2002. Our primary deposit gathering strategy emphasizes growth in non-interest bearing demand deposits and other low cost core deposits, such as interest bearing demand and money market accounts. In 2002, we marketed our core deposit accounts to both business and personal depositors. Money market deposits experienced the highest average growth, increasing by $121.6 million. The average cost of these deposits decreased from 4.02% in 2001 to 2.75% in 2002 due to the lower interest rate environment.

   Total average time deposits, which consist of certificates of deposit of $100,000 or more and other time deposits, which include individual retirement accounts, increased 6.0% or $34.9 million to $618.0 million from $583.1 million in 2001. The average months to maturity on the entire CD portfolio at December 31, 2002 was approximately twelve months. As we expected, the cost of average time deposits decreased modestly in 2001, due to the repricing characteristics of these deposits. As these time deposits matured in 2002, the cost of these deposits significantly decreased due to the lower interest rate environment and the aggressive lowering of CD or time deposit rates. The average cost of time deposits declined 224 basis points in 2002 to 3.71% from 5.95% in 2001. As we move into 2003, time deposit costs should continue to drop.
  The following table details amounts and maturities for certificates of deposit of $100,000 or more for the years indicated:

                                                    December 31,
----------------------------------------------------------------------
(in thousands)                                     2002           2001
----------------------------------------------------------------------
Maturity range:
Within three months                          $   46,683     $   60,878
After three months
   but within six months                         22,015         28,096
After six months
  but within twelve months                       36,466         44,017
After twelve months                              40,027          4,693
----------------------------------------------------------------------
Total                                        $  145,191     $  137,684
======================================================================


TOTAL DEPOSITS AT YEAR END
--------------------------

(In millions)

       1998          1999          2000          2001         2002
       ----          ----          ----          ----         ----
       $520          $744          $950         $1,093       $1,272



   Certificates of deposit of $100,000 or more totaled $145.2 million, or 11.4% of deposits, at December 31, 2002 compared to $137.7 million, or 12.6% of deposits at December 31, 2001.
   We believe the successful implementation of our retail strategy, which includes the expansion of our branch network, enhancing our brand image, and upgrading our technology infrastructure, will be the critical factors in attracting lower cost deposits and reducing our overall cost of funds. By creating and expanding relationships in our established and new markets, we believe we can expand our net interest margin. Competition in our markets, our ability to fund our loan growth with lower costing core deposits, and the depositors' desire to achieve the highest return possible on their money when interest rates eventually move higher, could affect net interest income levels and our net interest margin.

BORROWED FUNDS
We utilize borrowed funds for our earning asset growth not supported by deposit generation and for asset and liability, and liquidity management purposes. Borrowed funds consist primarily of FHLB advances and, to a much lesser extent, securities sold under agreements to repurchase.
   Borrowed funds totaled $757.7 million at December 31, 2002, an increase of $50.6 million or 7.2% when compared to $707.1 million at December 31, 2001. The increase in borrowed funds was due to the addition of FHLB advances. At December 31, 2002, borrowed funds represented 34.0% of our assets compared to 36.4% at year-end 2001.
   FHLB advances totaled $746.0 million at December 31, 2002 compared to $695.0 million at December 31, 2001. The $51.0 million increase in advances in 2002 was attributable to the purchase of callable advances with extended lockout periods to reduce interest rate risk exposure in a rising rate environment. Our FHLB advance portfolio includes callable advances that have terms of two to ten years and are callable after periods ranging from three months to five years. Callable borrowings totaled $629.0 million at December 31, 2002, of which $487.0 million have call dates in 2003. Generally, when rates rise, some or all of these advances could be called and would then be replaced with higher costing borrowings. Conversely, when interest rates fall, advances will not be called and the duration would extend. Based on an analysis at year-end 2002, an increase of 400 basis points in interest rates in 2003 would not trigger significant calls.
   Since 1994, we have been a member of the FHLB of New York and have utilized advances for funding earning asset growth, enhancing liquidity, managing interest rate risk and, to a lesser extent, funding for the Investment Growth Strategy. FHLB advances require no deposit insurance premiums and operational overhead costs are considerably less than those associated with deposits.
   In December 2001, $50.0 million in FHLB advances were retired early, which resulted in a pre-tax loss of $2.2 million. The purpose of this transaction was to strategically reposition a portion of our borrowed funds portfolio to meet asset and liquidity objectives designed to reduce longer-term interest rate risk. Interest expense reduction on these liabilities totaled $1.2 million in 2002.
   In April 2001, management curtailed the use of 10-year callable advances for purposes of the Investment Growth Strategy. Much of the longer-term interest rate risk in our balance sheet is embedded in the FHLB callable advances. With the decreasing level of the Investment Growth Strategy, FHLB advances are not expected to be used for that purpose in 2003.
   Borrowed funds also include $400,000 related to our Employee Stock Ownership Plan (ESOP). Initiated in 1999, the ESOP purchased 155,340 shares of YNB's common stock with a loan from a nonaffiliated financial institution.

   Borrowed funds averaged $735.2 million in 2002, an increase of $90.5 million from the $644.7 million average reported in 2001. The average cost of borrowed funds decreased 52 basis points during the year to 4.95% compared with 5.47% in 2001. The retirement of callable FHLB advances in late 2001 and repositioning into floating rate LIBOR based advances primarily accounted for the decrease in the cost of borrowed funds in 2002.
   It is our goal in 2003 to reduce our level of FHLB borrowings. There are $56.0 million in advances maturing in 2003. Based on our current liquidity projections our intent is to pay off these advances as they become due. Within approved policy guidelines, we will, however, continue to use borrowed funds as an alternative funding source or to meet desired business, asset and liability, and liquidity objectives.

ASSET AND LIABILITY MANAGEMENT
The objective of asset and liability management is the prudent control of liquidity risk, market risk and the appropriate use of capital, while maximizing profitability. Our asset/liability and investment committees provide oversight to the interest rate risk management process and recommend policy guidelines regarding exposure to interest rates for approval by the Board of Directors. Adherence to these policies is monitored on an ongoing basis and decisions related to the management of interest rate exposure due to changes in balance sheet composition and/or market interest rates are made when appropriate and agreed to by these committees and approved by the Board of Directors.

LIQUIDITY
Liquidity represents the ability to maintain adequate cash flows to satisfy all of our present and anticipated financial obligations and commitments. Liquidity management refers to YNB's ability to support asset growth while satisfying the borrowing needs and deposit withdrawal requirements of our customers. In addition to maintaining liquid assets, factors such as our capital position, profitability, asset quality and availability of funding affect our ability to meet liquidity needs.
   Traditional sources of liquidity include deposit growth, asset maturities and asset prepayments. Our focus on increasing core deposits to strengthen liquidity is ongoing. In addition, we may use borrowed funds to further support and enhance liquidity. Liquidity can also be generated by the acquisition of funds through liability management. As previously discussed, we strategically utilize a nationwide computer-based service to generate CDs to bolster liquidity and fund loan growth as well. Asset prepayments include proceeds from principal on loans and mortgage-backed securities (MBS). While maturities and scheduled amortization of loans and MBS are generally a predictable source of funds, deposit flows and investment prepayments are greatly influenced by interest rates and competition. Brokered CD facilities are also available as another source of liquidity. As part of liquidity management, we also have a contingency funding plan in place. Our contingency funding plan is structured to manage potential liquidity concerns due to changes in interest rates, credit markets or other external risks.
   Liquidity was again actively managed in 2002, as strong earning asset growth continued. We maintain a portion of our assets in a diversified portfolio of marketable securities, including U.S. Government agency and mortgage-backed instruments, from which funds could be promptly generated. Total unpledged securities were approximately $310.0 million at December 31, 2002 and $246.8 million at December 31, 2001. We have built the unpledged security position by purchasing short-term high quality securities with comparatively modest market value risk. A higher level of Federal funds sold may be experienced from time to time instead of building the unpledged security position. This may be due to projected loan growth or investment opportunities in the marketplace.
   Liquidity can be further analyzed by utilizing our Consolidated Statements of Cash Flows. During 2002, net cash provided by financing activities was $261.8 million. This was primarily due to net increases in non-interest bearing demand, money market, and savings deposits of $144.7 million and borrowed funds of $50.6 million. Net cash used by investing activities was $250.4 million, consisting primarily of $679.3 million in purchases of securities available for sale and a $188.3 million net increase in loans, partially offset by maturities, calls, paydowns, and proceeds from sales of securities available for sale of $617.0 million. Net cash provided by operating activities was $23.0 million. Overall, cash and cash equivalents increased $34.4 million at year-end 2002 compared to year-end 2001.
   We are eligible to borrow additional funds from the FHLB subject to its stock level and collateral requirements, and individual advance proposals based on FHLB credit standards. FHLB advances are collateralized by securities as well as residential and commercial mortgage loans. We also have the ability to borrow at the Federal Reserve discount window. We also maintain unsecured Federal funds lines totaling $25 million with four correspondent banks for daily funding needs.
   Active liquidity management remains a strategic focus, due to the strong asset growth we have experienced over the last several years. We continue to develop additional funding sources to ensure our ability to continue to grow while maintaining sufficient liquidity. Our entry into new markets and branch expansion in our primary market, Mercer County, should help to build our deposit base and further enhance our liquidity profile.

MARKET RISK
Market risk is the risk of loss from adverse changes in market prices and rates. Market risk arises principally from interest rate risk inherent in lending, investment, deposit and borrowing activities. We seek to manage our asset and liability portfolios to help reduce any adverse impact on net interest income caused by fluctuating interest rates. Interest rate risk due to a sudden and significant change in interest rates may adversely impact our earnings to the extent that the interest rates of assets and liabilities do not change at the same speed, to the same extent or on the same basis. Accordingly, we actively analyze and manage our interest rate exposures.
   The primary goal of our interest rate risk management is to control exposure to interest rate risk inherent in the balance sheet, determine the level of risk appropriate given our strategic objectives and manage the risk consistent with the Board of Directors' approved limits and guidelines. These limits and guidelines reflect our tolerance for interest rate risk over both short- and long-term time horizons. Our asset and liability and investment committees meet monthly to discuss pertinent asset and liability issues. On a quarterly basis, management provides a detailed review of our interest rate risk position to the Board of Directors.
   Our interest rate risk, and the related risk to net interest income, is derived from the difference in the maturity and repricing characteristics between assets and liabilities. In 2002, time deposits, which represented over 50% of YNB's deposit base at December 31, 2001, repriced significantly lower throughout the year based on the aggressive lowering of short-term rates by the Federal Reserve in 2001 and the maturity characteristics of time deposits. The liability sensitive position of the balance sheet in the first half of 2002 resulted in increased net interest income levels.
   We control interest rate risk by identifying and quantifying interest rate risk exposures using simulation and economic value risk models, as well as a simpler gap analysis described below. We currently do not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative financial instruments, but may do so in the future to mitigate interest rate risk.
   One measure of interest rate risk is the gap ratio, which is defined as the difference between the dollar volume of interest earning assets and interest bearing liabilities maturing or repricing within a specified period of time as a percentage of total assets. A positive gap results when the volume of interest rate-sensitive assets exceeds that of interest rate-sensitive liabilities within comparable time periods. A negative gap results when the volume of interest rate-sensitive liabilities exceeds that of interest rate-sensitive assets within comparable time periods.

   The following table sets forth certain information at December 31, 2002 relating to YNB's assets and liabilities by scheduled repricing for adjustable assets and liabilities, or by contractual maturity for fixed-rate assets and liabilities.

------------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS AND LIABILITIES

                                                                       December 31, 2002
------------------------------------------------------------------------------------------------------------------------------------
                                                    Six      More than      More than      More than      More than
                                   Under         months       one year      two years     five years      ten years
                                     six        through        through        through        through        and not
(in thousands)                    months       one year      two years     five years      ten years      repricing          Total
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks       $       --     $       --     $       --     $       --     $       --     $   28,608     $   28,608
Federal funds sold and
   interest bearing deposits      74,986             --             --             --             --             --         74,986
Available for sale securities    254,357        140,575        183,891        131,987         33,409         76,446        820,665
Investment securities                971            997          1,682          4,341          7,361         39,338         54,690
Loans                            306,140        124,550        157,339        380,615        161,247         65,252      1,195,143
Other assets, net                     --         15,911             --             --             --         41,455         57,366
------------------------------------------------------------------------------------------------------------------------------------
   Total Assets               $  636,454     $  282,033     $  342,912     $  516,943     $  202,017     $  251,099     $2,231,458
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND
STOCKHOLDERS' EQUITY
Non-interest
   bearing demand             $       --     $       --     $       --     $       --     $       --     $  126,183     $  126,183
Savings and interest
   bearing demand                 37,001             --         15,600        152,215             --             --        204,816
Money markets                    190,804             --             --        123,725             --             --        314,529
Certificates of deposit
   of $100,000 or more            68,698         36,466         23,169         16,858             --             --        145,191
Other time deposits              158,518        104,203        141,478         77,368             --             --        481,567
------------------------------------------------------------------------------------------------------------------------------------
Total deposits                $  455,021     $  140,669     $  180,247     $  370,166     $       --     $  126,183     $1,272,286
Borrowed funds                   144,311             --            400         22,500        590,500             --        757,711
Trust preferred securities        11,500             --             --             --             --         21,000         32,500
Other liabilities                     --             --             --             --             --         23,022         23,022
Stockholders' equity                  --             --             --             --             --        145,939        145,939
------------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and
   Stockholders' Equity       $  610,832     $  140,669     $  180,647     $  392,666     $  590,500     $  316,144     $2,231,458
------------------------------------------------------------------------------------------------------------------------------------
Gap                               25,622        141,364        162,265        124,277       (388,483)       (65,045)
Cumulative gap                    25,622        166,986        329,251        453,528         65,045             --
Cumulative gap to total assets       1.1%           7.5%          14.8%          20.3%           2.9%            --
====================================================================================================================================

   As indicated in the table on the preceding page, our one-year gap position at December 31, 2002 was a positive 7.5%. Generally, a financial institution with a positive gap position will most likely experience an increase in net interest income during periods of rising rates and decreases in net interest income during periods of falling interest rates.
   Included in the analysis of our gap position are certain savings deposits, money markets and interest checking accounts, which are less sensitive to fluctuations in interest rates than other interest-bearing sources of funds. In determining the sensitivity of such deposits, we review the recent movement (last 12 months) of deposit rates relative to market rates. Historically, we have used regression analysis to determine deposit sensitivity, but due to the sudden and significant drop in the last two years, recent patterns are considered a more accurate tool.
   The negative gap in the one-year timeframe turned positive in the third quarter of 2002. The change in our gap position resulted from a combination of a longer liability structure and at the same time a shorter asset structure. Liability durations were primarily driven longer by two-year term CDs resulting from deposit promotions in new markets and the purchase of FHLB advances with five-year lockout periods. On the asset side, the acceleration in actual and expected prepayment speeds in addition to securities sales shortened asset durations. The one-year cumulative gap position policy guideline is measured as a percentage of assets within a +10/-25% range. At December 31, 2002, the gap position was within the policy guideline. While gap analysis represents a useful asset/liability management tool, it may not necessarily indicate the effect of interest rate movements on our net interest income due to discretionary repricing of some assets and liabilities, balance sheet options, and other competitive pressures.
   Simulation analysis involves dynamically modeling our interest income and expenses over specified time periods under various interest rate scenarios and balance sheet structures. We use simulation analysis primarily to measure the sensitivity of net interest income over 12- and 24-month time horizons, based on assumptions approved by the asset and liability committee and ratified by the Board of Directors. In YNB's base case sensitivity scenario using a static balance sheet, the model measures the variance from a flat or unchanging rate environment in net interest income with a change in interest rates of plus and minus 200 basis points over a 12-month period and a continuation of rates at that level for the second year. We utilized a minus 100 basis point scenario due to the low interest rate environment that existed at year-end. The plus and minus base case scenario is measured within a policy guideline of -7% change in net interest income in year one and -14% change in year two. To measure the change in interest rates, the following table reflects the estimated exposure of YNB's net interest income in the base case scenario measured for a two-year period beginning January 1, 2003, based on the December 31, 2002 balance sheet:

                                                     Percentage Change in
                                                      Net Interest Income
                                                      -------------------
Change in Market Interest Rates                       2003            2004
-----------------------------------------------------------------------------
+200 basis points                                      5.6             3.4
Flat                                                    --              --
-100 basis points                                     (2.7)           (2.3)
=============================================================================

   The actions we have taken during 2002 have resulted in a more balanced interest rate risk position over the next 12 and 24-month period. From an asset perspective, we have taken actions to protect net interest income in the policy simulation or base case scenario. Interest rate floors have been instituted on the majority of our floating rate commercial loan assets. Should interest rates move lower, income from these earning assets will not decline below the floor. The repositioning of our investment portfolio, previously discussed, will provide additional income in a rising interest rate environment. YNB's net interest income will benefit most from a gradually higher interest rate environment in 2003. Our simulation results indicate that, if interest rates increase 2%, net interest income will improve by approximately 5.6% in 2003. If interest rates decrease 1%, net interest income decreases by approximately 2.7% in 2003. We also measure, through simulation analysis, the impact to net interest income based on projected balance sheet growth scenarios in addition to rate ramps greater than 2% over 12 and 24-month periods.
   There are several factors that management evaluates when constructing short-term and longer-term interest rate risk models. There is uncertainty regarding the maturity, repricing and runoff characteristics of some of our assets and liabilities. Money market deposits, for example, have no contractual maturity, meaning customers have the ability to add or withdraw funds from these deposit accounts freely. These deposits may fluctuate unexpectedly due to changes in market rates or even competitive factors. Accordingly, rates on money market deposits may have to be increased more or reduced less than expected. Given the uncertainties of deposit composition or repricing characteristics, the interest rate sensitivity of bank deposits cannot be calculated precisely. This uncertainty also reflects options embedded in financial instruments, which include mortgage-backed securities, callable bonds and FHLB advances. To deal with the many uncertainties when constructing either short or longer-term interest rate risk measurements, management has developed a number of assumptions. Depending on the product or behavior in question, each assumption will reflect some combination of market data, research analysis and business judgment. Assumptions are reviewed periodically with changes made when appropriate.

   We also measure longer-term interest rate risk through the Economic Value of Equity ("EVE") model. This model involves projecting future cash flows from YNB's current assets and liabilities over a longer time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. The sensitivity of EVE to changes in the level of interest rates is a measure of the sensitivity of long-term earnings to changes in interest rates. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists YNB's percentage change in EVE in a plus or minus 200 basis point rate shock at December 31, 2002 and 2001. Due to the low interest rate environment in 2002 and 2001, not all interest rates could be shocked 200 basis points. Based on the underlying assumptions used:

                                                       Percentage Change
                                                            in EVE
Change in Market Interest Rates                         -----------------
(Rate Shock)                                           2002         2001
-------------------------------------------------------------------------
+200 basis points                                       -11          -45
-100 basis points                                       -18           -1
=========================================================================

   Our longer-term interest rate risk profile has improved in 2002 and now reflects a more balanced position in the event of an immediate increase or decrease in interest rates. The addition of new capital in late 2002 had a positive impact to the measurements. Certain shortcomings are inherent in the methodology used in the previously discussed interest rate risk measurements. Modeling changes in the simulation and EVE analysis require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although these models provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of change in market interest rates on YNB's net interest income and will differ from actual results.
   We believe that more likely scenarios include gradual changes in interest rate levels. We continue to monitor our gap and rate shock analyses to detect changes to our exposure to fluctuating interest rates. We have the ability to shorten or lengthen maturities on assets, sell securities, enter into derivative financial instruments, or seek funding sources with different repricing characteristics in order to change our asset and liability structure for the purpose of mitigating the effect of interest rate risk.

STOCKHOLDERS' EQUITY AND CAPITAL RESOURCES
The management of capital in a regulated environment requires a balance between earning the highest return for stockholders while maintaining sufficient capital levels for proper risk management, satisfying regulatory requirements, and for future expansion. Our proactive capital management is designed to assure that we are always well capitalized as defined by regulatory authorities and have the necessary capital for our expansion plans.
   On December 13, 2002, we completed the sale of 2.3 million shares of our common stock in an underwritten common stock offering. The common stock was sold at a price of $16.25 per share and generated gross proceeds of $37.4 million. Net proceeds after underwriting and other offering expenses were $34.3 million, of which $33.0 million was contributed to the Bank to support asset growth.
   Stockholders' equity at December 31, 2002 totaled $145.9 million compared to $93.2 million at December 31, 2001. This represents an increase of $52.7 million or 56.5%. This increase resulted from earnings of $14.0 million, net proceeds of $34.3 million from the public common stock offering, proceeds of $602,000 from exercised stock options, a positive adjustment to equity of $7.0 million related to the improvement in market value of securities available for sale, proceeds of $400,000 from allocated ESOP shares, and an increase of $110,000 associated with the fair market value adjustment related to the allocation of shares from the ESOP, offset by cash dividend payments of $3.5 million and treasury shares acquired at an aggregate price of $124,000.
   On August 22, 2001, we completed the private placement of 596,654 shares of common stock. The shares were sold to a limited number of accredited investors at an aggregate purchase price of approximately $7.8 million and net proceeds of $7.4 million.
   We have an Employee Stock Ownership Plan (ESOP) that permits eligible employees to share in the growth of YNB through stock ownership. Initiated in 1999, we initially sold 155,340 shares to the ESOP for $2 million. The ESOP financed the stock purchase with a nonaffiliated financial institution. The financing is for a term of five years with an interest rate of 7.00% with a maturity date of December 31, 2003. The full balance of the loan will be repaid in equal installments over the term of the loan. The shares purchased by the ESOP were used as collateral for the loan. The balance of unallocated ESOP shares at December 31, 2002 was $400,000. The annual expenses associated with the ESOP were $483,000 in 2002, $439,000 in 2001 and $376,000 in 2000. These
expenses include compensation expense, debt service on the loan and any adjustment required due to changes in the fair value of the shares at time of allocation. The reason for the increase in cost was primarily the result of adjustments related to the change in the fair value of our common stock.
   We have not complied with certain regulatory requirements and Nasdaq standards. These issues involved Securities and Exchange Commission registration and information distribution requirements for our employees' savings plan and shareholder dividend reinvestment and stock purchase plan and Nasdaq shareholder approval requirements for certain non-employee director stock options. Upon learning of our non-compliance, we promptly commenced steps to address these issues and expect to complete these steps in the near future. For a discussion of these matters, see "Notes to Consolidated Financial Statements - Notes 10 and 11."
   Dividends declared on common stock totaled $0.44 per share for 2002 and for 2001. The dividend payout ratio was 25.3% for 2002, compared to 39.1% at year-end 2001. The decrease in the dividend payout ratio is a reflection of our net income growth in 2002.

   YNB's common stock trades on the Nasdaq National Market under the symbol YANB. The quarterly market price ranges and dividends declared per common share for the last two years are shown below.

                                                   Cash
                                               Dividend
2002 Quarter         High            Low       Declared
-------------------------------------------------------
First          $    13.45     $    12.25     $     0.11
Second              19.94          12.89           0.11
Third               21.20          16.05           0.11
Fourth              19.05          16.35           0.11
-------------------------------------------------------
   Total                                     $     0.44
=======================================================

2001 Quarter
-------------------------------------------------------
First          $    14.25     $    12.06     $     0.11
Second              14.45          13.56           0.11
Third               14.10          11.00           0.11
Fourth              12.80          10.96           0.11
-------------------------------------------------------
   Total                                     $     0.44
=======================================================

   We are subject to minimum risk-based and leverage capital guidelines under Federal banking regulations. These banking regulations relate a company's regulatory capital to the risk profile of its total assets and off-balance sheet items, and provide the basis for evaluating capital adequacy. Regulatory capital adequacy is measured using three ratios: Tier I leverage, Tier I risk-based, and total risk-based capital. These guidelines require minimum risk-based capital ratios of 4% and 8% of risk-weighted assets for Tier I and total risk-based capital measurements. Total regulatory capital is comprised of all of the components of Tier I capital plus qualifying subordinated debt instruments and the reserve for loan losses, subject to certain limits. In addition, the current minimum regulatory guideline for the Tier I leverage ratio is 4%.
   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital level designations ranging from "well capitalized" to "critically undercapitalized." A bank is considered "well capitalized" if it has minimum Tier I and total risk-based capital ratios of 6% and 10%, respectively, and a minimum Tier I leverage ratio of 5%. At December 31, 2002, our capital ratios exceeded the above ratios required by regulatory definition to be considered well capitalized. The table below summarizes YNB's capital ratios for the years indicated:

                                               December 31,
-----------------------------------------------------------------------
                                    2002           2001           2000
-----------------------------------------------------------------------
Tier I leverage                      8.2%           6.9%           8.1%
Tier I risk-based                   11.8%          10.0%          10.6%
Total risk-based                    13.0%          11.3%          11.6%
=======================================================================

   On March 28, 2001, Yardville Capital Trust III ("Trust III"), a statutory business trust and a wholly owned subsidiary of Yardville National Bancorp, issued $6.0 million of 10.18% Trust Preferred Securities in a private placement and $190,000 of 10.18% Common Securities to Yardville National Bancorp. Proceeds from the issuance of the Trust Preferred Securities were immediately used by Trust III to purchase $6.2 million of 10.18% Subordinated Debentures maturing June 8, 2031 from Yardville National Bancorp. Trust III exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in Subordinated Debentures of Yardville National Bancorp. These Subordinated Debentures constitute the sole assets of Trust III. These Subordinated Debentures are redeemable in whole or part prior to maturity after June 8, 2011. Trust III is obligated to distribute all proceeds of a redemption, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. Yardville National Bancorp's obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of Trust III to pay amounts when due on the Trust Preferred Securities.

   Of the total proceeds raised by the private trust preferred securities and equity offerings in 2001, approximately $11.5 million was contributed to the Bank to support future asset growth.
   In 1997, Yardville Capital Trust (the Trust) issued $11.5 million of 9.25% Trust Preferred Securities and $356,000 of 9.25% Common Securities to Yardville National Bancorp. Proceeds were used by the Trust to purchase $11.9 million of 9.25% Subordinated Debentures maturing November 1, 2027. Those debentures became redeemable in whole or in part prior to maturity after November 1, 2002. We intend to redeem these securities on March 31, 2003 with a portion of the proceeds of a new trust preferred offering. (See "Notes to Consolidated Financial Statements - Footnote 8)
   On February 19, 2003, Yardville Capital Trust IV (Trust IV), a statutory business trust, and a wholly owned subsidiary of Yardville National Bancorp, issued $15.0 million of floating rate Trust Preferred Securities in a private placement transaction and $464,000 of floating rate Common Securities to Yardville National Bancorp. The floating rate is based on three month LIBOR plus 340 basis points. Proceeds from the issuance of the Trust Preferred Securities were immediately used by Trust IV to purchase $15.0 million of floating rate Subordinated Debentures maturing March 1, 2033 from Yardville National Bancorp. Trust IV exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in Subordinated Debentures of Yardville National Bancorp. These Subordinated Debentures constitute the sole assets of Trust IV. These Subordinated Debentures are redeemable in whole or part prior to maturity after March 1, 2008. Trust IV is obligated to distribute all proceeds of a redemption, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. Yardville National Bancorp's obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of Trust IV to pay amounts when due on the Trust Preferred Securities.

RECENT ACCOUNTING PRONOUNCEMENTS
In December, 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The Company has adopted the expanded disclosure provisions of this statement effective December 31, 2002.
   In November 2002, the FASB issued FASB Interpretation No. 45 (FIN. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The Interpretation requires that the Bank recognize the fair value of guarantee and indemnification arrangements issued or modified by the Bank after December 31, 2002, if these arrangements are within the scope of that Interpretation. In addition, under previously existing generally accepted accounting principles, the Bank continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable. Management does not anticipate that the initial adoption of FIN 45 will have a significant impact on the Bank's financial statements.

CRITICAL ACCOUNTING POLICIES
The disclosures included in this Annual Report are based on our audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate the estimates used, including the adequacy of allowances for loan losses. We believe our policies with respect to the determination of the allowance for loan losses involve a high degree of complexity and require us to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Estimates are based upon historical experience, current economic conditions and other factors that we consider reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities where these values are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting Policies."

Unaudited quarterly results are summarized as follows:

-------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                               Three Months Ended
-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                      December 31   September 30        June 30       March 31
-------------------------------------------------------------------------------------------------------------------
2002
   Interest income                                             $30,520        $30,835        $29,898        $28,892
   Interest expense                                             18,389         18,719         18,310         18,244
-------------------------------------------------------------------------------------------------------------------
   Net interest income                                          12,131         12,116         11,588         10,648
   Provision for loan losses                                     1,450          1,300          1,075            550
   Non-interest income                                           1,872          2,212          2,318          1,902
   Non-interest expense                                          8,058          7,861          7,926          7,199
-------------------------------------------------------------------------------------------------------------------
   Income before income tax expense                              4,495          5,167          4,905          4,801
   Income tax expense                                            1,212          1,473          1,373          1,306
-------------------------------------------------------------------------------------------------------------------
     Net income                                                $ 3,283        $ 3,694        $ 3,532        $ 3,495
===================================================================================================================
   Earnings per share - basic                                  $  0.39        $  0.46        $  0.44        $  0.44
   Earnings per share - diluted                                   0.38           0.44           0.43           0.43
===================================================================================================================
2001
   Interest income                                             $29,295        $30,295        $29,494        $29,864
   Interest expense                                             20,052         21,388         20,991         20,382
-------------------------------------------------------------------------------------------------------------------
   Net interest income                                           9,243          8,907          8,503          9,482
   Provision for loan losses                                     1,525            825            650            925
   Non-interest income                                           2,294          2,263          1,914          1,566
   Non-interest expense                                          9,082          7,023          6,543          6,404
-------------------------------------------------------------------------------------------------------------------
   Income before income tax expense                                930          3,322          3,224          3,719
   Income tax (benefit) expense                                     (4)           831            823            992
-------------------------------------------------------------------------------------------------------------------
   Net income                                                  $   934        $ 2,491        $ 2,401        $ 2,727
===================================================================================================================
   Earnings per share - basic                                  $  0.12        $  0.33        $  0.33        $  0.37
   Earnings per share - diluted                                   0.12           0.32           0.32           0.37
===================================================================================================================

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information with respect to this Item is contained in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," which is set forth in Item 7 of this report.

Item 8.  Financial Statements and Supplementary Data

The information with respect to this Item is contained in our financial statements included in Item 15 of this report and the quarterly financial data included in Item 7 of this report.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held June 5, 2003.

Item 11.  Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held June 5, 2003. The information contained in the Company's definitive proxy statement under the captions "Organization and Compensation Committee Report," "Performance Graph" and "Audit Committee Report" shall not be deemed to be incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held June 5, 2003.

Item 13.  Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held June 5, 2003.

Item 14.  Controls and Procedures

The Company's management, including the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing of this quarterly report, and based, on their evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports On Form 8-K

Exhibits and Financial Statement Schedules

Financial Statements

For a list of the Financial statements filed herewith, see the Index to Financial Statements on page F-1. No schedules are included with the financial statements because the required information is inapplicable or is presented in the financial statements or notes thereto.

Exhibits

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page E-1.

Reports on Form 8-K

Current Report on Form 8-K for the announcement of earnings for the third quarter ended September 30, 2002 filed on October 21, 2002, as amended by Form 8-K/A filed with the SEC on February 13, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 2003.

                                    YARDVILLE NATIONAL BANCORP


                                    By: /s/  Patrick M. Ryan
                                        --------------------------------------
                                             Patrick M. Ryan, President and
                                             Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature                                  Title                                       Date
---------                                  -----                                       ----

/s/ Jay G. Destribats                      Chairman of the Board                       March 26, 2003
------------------------------             and Director
Jay G. Destribats

/s/ Patrick M. Ryan                        Director, President                         March 26, 2003
------------------------------             and Chief Executive Officer
Patrick M. Ryan


/s/ Stephen F. Carman                      Vice President, Treasurer,                  March 26, 2003
------------------------------             Principal Financial Officer and
Stephen F. Carman                          Principal Accounting Officer

/s/ Elbert G. Basolis, Jr.                 Director                                    March 26, 2003
------------------------------
Elbert G. Basolis, Jr.

/s/ Lorraine Buklad                        Director                                    March 26, 2003
------------------------------
Lorraine Buklad

/s/ Anthony M. Giampetro                   Director                                    March 26, 2003
------------------------------
Anthony M. Giampetro

/s/ Sidney L. Hofing                       Director                                    March 26, 2003
------------------------------
Sidney L. Hofing

/s/ Gilbert W. Lugossy                     Director                                    March 26, 2003
------------------------------
Gilbert W. Lugossy

/s/ Louis R. Matlack                       Director                                    March 26, 2003
------------------------------
Louis R. Matlack

/s/ Martin Tuchman                         Director                                    March 26, 2003
------------------------------
Martin Tuchman

/s/ F. Kevin Tylus                         Director                                    March 26, 2003
------------------------------
F. Kevin Tylus

/s/ Christopher S. Vernon                  Director                                    March 26, 2003
------------------------------
Christopher S. Vernon



                                  CERTIFICATION

I, Patrick M. Ryan, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Yardville National
Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003          By: /s/ Patrick M. Ryan
      ---------------             ----------------------------------------
                              Name: Patrick M. Ryan
                              Title: President and Chief Executive Officer

                                  CERTIFICATION

I, Stephen F. Carman, Vice President and Treasurer, certify that:

1. I have reviewed this annual report on Form 10-K of Yardville National
Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003          By: /s/ Stephen F. Carman
      ---------------             ------------------------------------
                              Name: Stephen F. Carman
                              Title: Vice President and Treasurer

                         INDEX TO FINANCIAL STATEMENTS

Description                                                             Page
-----------                                                             ----

Consolidated Statements of Condition at December 31, 2002
     and 2001                                                            F-2

Consolidated Statements of Income for each of the years
     ended December 31, 2002, 2001 and 2000                              F-3

Consolidated Statements of Changes in Stockholders' Equity
     for each of the years ended December 2002, 2001 and
     2000                                                                F-4

Consolidated Statements of Cash Flows for each of the years
     ended December 31, 2002, 2001 and 2000                              F-5

Notes to Consolidated Financial Statements                               F-6

Independent Auditors' Report                                            F-27

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES
    CONSOLIDATED
      Statements of Condition

                                                                                  December 31,
-----------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                2002           2001
-----------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                    $   28,608     $   27,771
Federal funds sold                                                             72,485         38,960
-----------------------------------------------------------------------------------------------------
   Cash and Cash Equivalents                                                  101,093         66,731
-----------------------------------------------------------------------------------------------------
Interest bearing deposits with banks                                            2,501          2,320
Securities available for sale                                                 820,665        746,483
Investment securities (market value of $56,710 in 2002
   and $64,887 in 2001)                                                        54,690         65,753
Loans                                                                       1,195,143      1,007,973
   Less: Allowance for loan losses                                            (16,821)       (13,542)
-----------------------------------------------------------------------------------------------------
   Loans, net                                                               1,178,322        994,431
Bank premises and equipment, net                                               12,208         10,910
Other real estate                                                               1,048          2,329
Bank Owned Life Insurance                                                      40,850         31,764
Other assets                                                                   20,081         22,668
-----------------------------------------------------------------------------------------------------
   Total Assets                                                            $2,231,458     $1,943,389
-----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
   Non-interest bearing                                                    $  126,183     $  114,405
   Interest bearing                                                         1,146,103        978,285
-----------------------------------------------------------------------------------------------------
   Total Deposits                                                           1,272,286      1,092,690
-----------------------------------------------------------------------------------------------------
Borrowed funds
   Securities sold under agreements to repurchase                              10,000         10,000
   Federal Home Loan Bank advances                                            746,000        695,008
   Obligation for Employee Stock Ownership Plan (ESOP)                            400            800
   Other                                                                        1,311          1,305
-----------------------------------------------------------------------------------------------------
   Total Borrowed Funds                                                       757,711        707,113
-----------------------------------------------------------------------------------------------------
Company - obligated Mandatorily Redeemable Trust
   Preferred Securities of Subsidiary Trust holding solely
   junior Subordinated Debentures of the Company                               32,500         32,500
Other liabilities                                                              23,022         17,841
-----------------------------------------------------------------------------------------------------
   Total Liabilities                                                       $2,085,519     $1,850,144
-----------------------------------------------------------------------------------------------------
Commitments and Contingent Liabilities

Stockholders' equity
   Preferred stock: no par value
     Authorized 1,000,000 shares, none issued
   Common stock: no par value
     Authorized 12,000,000 shares
     Issued 10,576,157 shares in 2002
       and 8,214,568 shares in 2001                                            89,297         54,334
   Surplus                                                                      2,205          2,205
   Undivided profits                                                           50,633         40,175
   Treasury stock, at cost: 180,248 shares in 2002
       and 172,000 shares in 2001                                              (3,154)        (3,030)
   Unallocated ESOP shares                                                       (400)          (800)
   Accumulated other comprehensive income                                       7,358            361
-----------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                                 145,939         93,245
-----------------------------------------------------------------------------------------------------
   Total Liabilities and Stockholders' Equity                              $2,231,458     $1,943,389
=====================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

   CONSOLIDATED
     Statements of Income

                                                                                    Year Ended December 31,
-------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                         2002           2001           2000
-------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans                                                 $   75,395     $   70,408     $   64,418
Interest on deposits with banks                                                    60            171             82
Interest on securities available for sale                                      40,498         39,866         27,146
Interest on investment securities:
   Taxable                                                                        690          3,722          4,647
   Exempt from Federal income tax                                               2,345          2,016          1,642
Interest on Federal funds sold                                                  1,157          2,765          2,454
-------------------------------------------------------------------------------------------------------------------
   Total Interest Income                                                      120,145        118,948        100,389
-------------------------------------------------------------------------------------------------------------------
Interest Expense:
Interest on savings account deposits                                           11,228          9,931          7,937
Interest on certificates of deposit of $100,000 or more                         5,184          7,581          6,918
Interest on other time deposits                                                17,747         27,085         24,772
Interest on borrowed funds                                                     36,403         35,264         21,219
Interest on trust preferred securities                                          3,100          2,952          1,808
-------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                                      73,662         82,813         62,654
-------------------------------------------------------------------------------------------------------------------
   Net Interest Income                                                         46,483         36,135         37,735
Less provision for loan losses                                                  4,375          3,925          3,700
-------------------------------------------------------------------------------------------------------------------
   Net Interest Income After Provision For Loan Losses                         42,108         32,210         34,035
-------------------------------------------------------------------------------------------------------------------
Non-Interest Income:
Service charges on deposit accounts                                             2,203          1,857          1,551
Securities gains, net                                                           3,084          3,182             46
Income on Bank Owned Life Insurance                                             1,678          1,784            822
Other non-interest income                                                       1,339          1,214          1,007
-------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Income                                                    8,304          8,037          3,426
-------------------------------------------------------------------------------------------------------------------
Non-Interest Expense:
Salaries and employee benefits                                                 17,890         14,923         11,632
Occupancy expense, net                                                          3,507          2,817          2,404
Equipment expense                                                               2,423          2,021          1,892
Early retirement of debt expense                                                   --          2,217             --
Other non-interest expense                                                      7,224          7,074          6,933
-------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Expense                                                  31,044         29,052         22,861
-------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                               19,368         11,195         14,600
Income tax expense                                                              5,364          2,642          4,259
-------------------------------------------------------------------------------------------------------------------
   Net Income                                                              $   14,004     $    8,553     $   10,341
-------------------------------------------------------------------------------------------------------------------
Earnings Per Share:
Basic                                                                      $     1.72     $     1.13     $     1.47
Diluted                                                                    $     1.68     $     1.11     $     1.47
===================================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

   CONSOLIDATED
     Statements of Changes in Stockholders' Equity

                                                                  Year Ended December 31, 2002, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Accumulated
                                                                                                Unallocated          other
                                                Common    Common           Undivided  Treasury         ESOP  comprehensive
(in thousands, except share amounts)            shares     stock  Surplus    profits     stock       shares  (loss) income   Total
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1999                   6,745,794  $ 40,052  $ 2,205   $ 27,462  $ (3,030)    $ (1,600)       $(6,264)$ 58,825

Net income                                                                    10,341                                         10,341
Unrealized gain - securities available
     for sale, net of tax of $2,536                                                                                  4,712    4,712
Less reclassification of realized
     net gain on sale of securities
     available for sale, net of tax of $16                                                                             (30)     (30)
                                                                                                                           --------
       Total comprehensive income                                                                                            15,023
                                                                                                                           --------
Cash dividends                                                                (2,840)                                        (2,840)
ESOP fair value adjustment                                   (75)                                                               (75)
Common stock issued:
     Exercise of stock options                  14,420        69                                                                 69
     Common shares issued                      685,000     6,835                                                              6,835
     ESOP shares allocated                                                                              400                     400
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2000                   7,445,214  $ 46,881  $ 2,205  $  34,963  $ (3,030)    $ (1,200)       $(1,582)$ 78,237

Net income                                                                     8,553                                          8,553
Unrealized gain - securities available
     for sale, net of tax of $2,129                                                                                  4,043    4,043
Less reclassification of realized
     net gain on sale of securities
     available for sale, net of tax of $1,082                                                                       (2,100)  (2,100)
                                                                                                                           --------
       Total comprehensive income                                                                                            10,496
                                                                                                                           --------
Cash dividends                                                                (3,341)                                        (3,341)
ESOP fair value adjustment                                     8                                                                  8
Common stock issued:
     Exercise of stock options                     700         6                                                                  6
     Common shares issued                      596,654     7,439                                                              7,439
     ESOP shares allocated                                                                              400                     400
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2001                   8,042,568  $ 54,334  $ 2,205  $  40,175  $ (3,030)    $   (800)      $    361 $ 93,245

Net income                                                                    14,004                                         14,004
Unrealized gain - securities available
     for sale, net of tax of $4,646                                                                                  9,032    9,032
Less reclassification of realized
     net gain on sale of securities
     available for sale, net of tax of $1,049                                                                       (2,035)  (2,035)
                                                                                                                           --------
       Total comprehensive income                                                                                            21,001
                                                                                                                           --------
Cash dividends                                                                (3,546)                                        (3,546)
ESOP fair value adjustment                                   110                                                                110
Common stock issued:
     Exercise of stock options                  61,589       602                                                                602
     Common shares issued                    2,300,000    34,251                                                             34,251
     ESOP shares allocated                                                                              400                     400
Treasury shares acquired                        (8,248)                                   (124)                                (124)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2002                  10,395,909  $ 89,297  $ 2,205  $  50,633  $ (3,154)    $   (400)      $  7,358 $145,939
====================================================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

    CONSOLIDATED
      Statements of Cash Flows

                                                                                                  Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                  2002           2001           2000
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                $   14,004     $    8,553     $   10,341
Adjustments:
   Provision for loan losses                                                                   4,375          3,925          3,700
   Depreciation                                                                                1,894          1,608          1,521
   ESOP fair value adjustment                                                                    110              8            (75)
   Amortization and accretion                                                                  2,909          1,040            146
   Gain on sales of securities available for sale                                             (3,084)        (3,182)           (46)
   Writedown of other real estate                                                                232            569            599
   Loss on sale of other real estate                                                              --             38             25
   Increase in other assets                                                                   (2,598)        (4,344)        (8,862)
   Increase (decrease) in other liabilities                                                    5,181         (1,993)         8,257
------------------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Operating Activities                                               23,023          6,222         15,606
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest bearing deposits with banks                              (181)        (1,729)           364
   Purchase of securities available for sale                                                (679,333)      (864,841)      (363,424)
   Maturities, calls and paydowns of securities available for sale                           379,487        360,152         65,692
   Proceeds from sales of securities available for sale                                      237,492        328,301         49,240
   Proceeds from maturities and paydowns of investment securities                             15,755         63,352          5,263
   Purchase of investment securities                                                          (5,751)       (18,429)        (7,841)
   Purchase of Bank Owned Life Insurance                                                      (7,500)            --        (15,000)
   Net increase in loans                                                                    (188,282)      (192,469)      (173,989)
   Expenditures for bank premises and equipment                                               (3,190)        (3,090)        (1,549)
   Proceeds from sale of other real estate                                                     1,065            572            626
------------------------------------------------------------------------------------------------------------------------------------
      Net Cash Used by Investing Activities                                                 (250,438)      (328,181)      (440,618)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in non-interest bearing demand, money market,
     and savings deposits                                                                    144,721        118,904         92,760
   Net increase in certificates of deposit                                                    34,875         23,478        113,751
   Net increase in borrowed funds                                                             50,598        162,690        246,534
   Proceeds from issuance of trust preferred securities                                           --          6,000         15,000
   Proceeds from issuance of common stock                                                     34,853          7,445          6,904
   Decrease in unallocated ESOP shares                                                           400            400            400
   Treasury shares acquired                                                                     (124)            --             --
   Dividends paid                                                                             (3,546)        (3,341)        (2,840)
------------------------------------------------------------------------------------------------------------------------------------
      Net Cash Provided by Financing Activities                                              261,777        315,576        472,509
------------------------------------------------------------------------------------------------------------------------------------
      Net increase (decrease) in cash and cash equivalents                                    34,362         (6,383)        47,497
      Cash and cash equivalents as of beginning of year                                       66,731         73,114         25,617
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Year                                               $  101,093     $   66,731     $   73,114
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for:
   Interest                                                                               $   75,204     $   85,140     $   56,700
   Income taxes                                                                                1,097          3,745          6,922
------------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Transfer from loans to other real estate,
      net of charge offs                                                                  $       16     $    1,466     $      706
====================================================================================================================================

See Accompanying Notes to Consolidated Financial Statements.

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

      NOTES TO CONSOLIDATED
         Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
Yardville National Bancorp is a registered financial holding company which conducts a general commercial and retail banking business through its principal operating subsidiary, The Yardville National Bank (the Bank). The Bank provides a broad range of lending, deposit and other financial products and services with an emphasis on commercial real estate and commercial and industrial lending to small- to mid-sized businesses and individuals. Our existing and target markets are located in the corridor between New York City and Philadelphia. We operate 19 full-service branches, including 13 branches in our primary market of Mercer County, New Jersey. We have expanded our franchise into demographically attractive markets. In the past three years, we have opened three branches in Hunterdon County, New Jersey, one branch in Burlington County, New Jersey, and one branch in Middlesex County, New Jersey. The Bank is subject to competition from other financial institutions and non-bank providers of financial services. The Bank is also subject to the regulations of certain Federal agencies and undergoes periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.
   Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

A. Consolidation. The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiaries, Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, and the Bank and the Bank's wholly owned subsidiaries (collectively, the Corporation). All significant inter-company balances and transactions have been eliminated in consolidation.

B. Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are purchased or sold for one day periods.

C. Securities. The Corporation's securities portfolio is classified into three separate portfolios: available for sale, held to maturity and trading. Securities classified as available for sale may be used by the Corporation as funding and liquidity sources and can be used to manage the Corporation's interest rate sensitivity position. These securities are carried at their estimated market value with their unrealized gains and losses carried, net of income tax, as adjustments to stockholders' equity. If the market value loss is determined to be other than temporary, the security is written down to its market value with the loss recognized in the Income Statement. All securities are evaluated quarterly to determine whether any unrealized losses are other than temporary. Amortization of premium or accretion of discount are recognized as adjustments to interest income, on a level yield basis. Gains and losses on disposition are included in earnings using the specific identification method.
   Investment securities are composed of securities that the Corporation has the positive intent and ability to hold to maturity. These securities are stated at cost, adjusted for amortization of premium or accretion of discount. The premium or discount adjustments are recognized as adjustments to interest income, on a level yield basis. Unrealized losses due to fluctuations in market value are recognized as investment security losses when a decline in value is assessed as being other than temporary.
   Trading securities are purchased specifically for short-term appreciation with the intent of selling in the near future. Trading securities are carried at fair value with realized and unrealized gains and losses reported in non-interest income.

D. Loans. Interest on loans is recognized based upon the principal amount outstanding. Loans are stated at face value, less unearned income and net deferred fees. A loan is considered past due when a payment has not been received in accordance with the contractual terms. Generally, commercial loans are placed on a nonaccrual status when they are 90 days past due unless they are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Commercial loans are generally charged off after an analysis is completed which indicates that collection of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Mortgage loans are not generally placed on a nonaccrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectibility is reasonably assured, loans are returned to accrual status.

Mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. Loan origination and commitment fees less certain costs are deferred and the net amount amortized as an adjustment to the related loan's yield. Loans held for sale are recorded at the lower of aggregate cost or market.

E. Allowance for Loan Losses. The provision for loan losses charged to operating expense is determined by management and is based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect a borrower's ability to repay the loan. This provision is based on management's estimates and actual losses may vary from these estimates. These estimates are reviewed and adjustments, as they become necessary, are reported in the periods in which they become known. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses and the valuation of other real estate. Such agencies may require the Corporation to recognize additions to the allowance or adjustments to the carrying value of other real estate based on their judgments about information available to them at the time of their examination.
   Management utilizes a system to rate substantially all of its loans based on their respective risk. Consumer and residential mortgage loans are evaluated as a group with only those loans that are delinquent evaluated separately. The primary emphasis of the risk rating system is on commercial and industrial loans and commercial real estate loans. Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. Risk ratings of 1 to 5 are considered to be acceptable risk and are reserved at a range of 0.35% to 1.50%. Risk ratings of between 6 and 8 are considered higher than acceptable risk and are reserved at a range of 3.75% to 50% depending on the rating. Loans with a risk rating of 9 are considered losses and reserved at 100%. In setting the reserve percentage for each risk rating, management uses a computer software program to perform migration analysis to determine historic loan loss experience. In addition, management relies on its judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates and level of business activity.
   Management, considering current information and events regarding the borrowers' ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or fair value of the collateral. Losses on impaired loans are included in the allowance for loan losses through provisions charged to income.

F. Bank Premises and Equipment. Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed on straight-line and accelerated methods over the estimated useful lives of the assets ranging from three years to forty years depending on the asset or lease. Charges for maintenance and repairs are expensed as they are incurred.

G. Other Real Estate (ORE) - ORE comprises real properties acquired through foreclosure or deed in lieu of foreclosure in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value less estimated disposal costs at the date acquired. When a property is acquired, the excess of the loan balance over the fair value is charged to the allowance for loan losses. Any subsequent writedowns that may be required to the carrying value of the property are included in other non-interest expense. Gains realized from the sale of other real estate are included in other non-interest income, while losses are included in non-interest expense.

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

I. Stock Based Compensation.

   The Corporation applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

--------------------------------------------------------------------------------
(in thousands)                                2002           2001           2000
--------------------------------------------------------------------------------
Net income as reported:
   As reported                          $   14,004     $    8,553     $   10,341
Deduct: Total stock-based
   employee compensation expense
   determined under fair value based
   methods for all awards,
   net of related tax effects                  331            158          1,859
--------------------------------------------------------------------------------
Pro forma net income                    $   13,673     $    8,395     $    8,482
--------------------------------------------------------------------------------
Earnings per share:
Basic:
   As reported                          $     1.72     $     1.13     $     1.47
   Pro forma                                  1.68           1.10           1.21
Diluted:
   As reported                          $     1.68     $     1.11     $     1.47
   Pro forma                                  1.64           1.09           1.21
================================================================================

   The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000, respectively: (1) an expected annual dividend rate of $0.46, $0.44, and $0.44 (2) risk free rate of 2.7%, 4.3%, and 5.0% (3) expected life of approximately five years in 2002, 2001, and 2000 (4) expected volatility of 36% in 2002, 38% in 2001 and 40% in 2000.

J. Earnings Per Share. Basic net income per common share is calculated by dividing net income, less the dividends on preferred stock, if any, by the weighted average common shares outstanding during the period.
   Diluted net income per common share is computed similarly to basic net income per common share except the denominator is increased to include the additional common shares that would have been outstanding if all potentially dilutive common shares, principally stock options, were issued during the reporting period.
   Weighted average shares for the basic net income per share computation for the years ended December 31, 2002, 2001, and 2000 were 8,124,000, 7,601,000, and
7,022,000, respectively. For the diluted net income per share computation, common stock equivalents of 195,000, 77,000, and 17,000 are included for the years ended December 31, 2002, 2001, and 2000, respectively. Common stock equivalents that were antidilutive were 410,000, 654,000, and 1,019,522 in 2002, 2001, and 2000, respectively.

K. Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes items recorded directly to equity, such as unrealized gains and losses on securities available for sale, net of tax. Comprehensive income is presented in the Consolidated Statements of Changes in Stockholders' Equity.

L. Reclassification. Certain reclassifications have been made in the consolidated financial statements for 2001 and 2000 to conform to the classification presented in 2002.

2. CASH AND DUE FROM BANKS
The Corporation maintains various deposits with other banks. As of December 31, 2002 and 2001, the Corporation maintained sufficient cash on hand to satisfy Federal regulatory requirements.

3.  SECURITIES
The amortized cost and estimated market value of securities available for sale are as follows:

                                                                          December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                      2002                                                        2001
------------------------------------------------------------------------------------------------------------------------------------
                                                Gross        Gross    Estimated                    Gross          Gross    Estimated
                               Amortized   Unrealized   Unrealized       Market    Amortized  Unrealized     Unrealized       Market
(in thousands)                      Cost        Gains       Losses        Value         Cost       Gains         Losses        Value
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities
  and obligations of
  other U.S. government
  agencies                    $  245,973   $    2,928   $       --   $  248,901   $  113,862  $      914     $     (915)  $  113,861
Mortgage-backed securities       468,745       10,157         (545)     478,357      521,988       3,204         (2,013)     523,179
Corporate obligations             55,087          417       (1,808)      53,696       72,946         779         (1,414)      72,311
Federal Reserve Bank Stock         2,411           --           --        2,411        2,381          --             --        2,381
Federal Home Loan Bank Stock      37,300           --           --       37,300       34,751          --             --       34,751
------------------------------------------------------------------------------------------------------------------------------------
Total                         $  809,516   $   13,502   $   (2,353)  $  820,665   $  745,928  $    4,897         (4,342)  $  746,483
====================================================================================================================================

The amortized cost and estimated market value of investment securities are as follows:

                                                                          December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                      2002                                                        2001
------------------------------------------------------------------------------------------------------------------------------------
                                                Gross        Gross    Estimated                     Gross        Gross     Estimated
                               Amortized   Unrealized   Unrealized       Market    Amortized   Unrealized   Unrealized        Market
(in thousands)                      Cost        Gains       Losses        Value         Cost        Gains       Losses         Value
------------------------------------------------------------------------------------------------------------------------------------
Obligations of other U.S.
   government agencies        $       --   $       --   $       --   $       --   $   13,000   $       67   $       (1)   $   13,066
Obligations of state and
   political subdivisions         50,308        1,938          (34)      52,212       48,694          367       (1,332)       47,729
Mortgage-backed securities         4,382          121           (5)       4,498        4,059           48          (15)        4,092
------------------------------------------------------------------------------------------------------------------------------------
Total                         $   54,690   $    2,059   $      (39)  $   56,710   $   65,753   $      482       (1,348)   $   64,887
====================================================================================================================================

The amortized cost and estimated market value of securities available for sale and investment securities as of December 31, 2002 by contractual maturity are shown below. The contractual maturity of Federal Reserve Bank and Federal Home Loan Bank stock is shown as due after 10 years. Expected maturities will differ from contractual maturities because issuers may have the right to call their obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE
                                                             Estimated
                                              Amortized         Market
(in thousands)                                     Cost          Value
----------------------------------------------------------------------
Due in 1 year or less                          $ 25,294       $ 25,635
Due after 1 year
   through 5 years                              195,789        198,045
Due after 5 years
   through 10 years                              31,997         32,369
Due after 10 years                               87,691         86,259
----------------------------------------------------------------------
   Subtotal                                     340,771        342,308
Mortgage-backed securities                      468,745        478,357
----------------------------------------------------------------------
Total                                          $809,516       $820,665
======================================================================

INVESTMENT SECURITIES
                                                             Estimated
                                              Amortized         Market
(in thousands)                                     Cost          Value
----------------------------------------------------------------------
Due in 1 year or less                          $    750       $    753
Due after 1 year
   through 5 years                                3,588          3,823
Due after 5 years
   through 10 years                               7,366          7,775
Due after 10 years                               38,604         39,861
----------------------------------------------------------------------
   Subtotal                                      50,308         52,212
Mortgage-backed securities                        4,382          4,498
----------------------------------------------------------------------
Total                                          $ 54,690       $ 56,710
======================================================================

   Proceeds from sale of securities available for sale during 2002, 2001, and 2000 were $237.5 million, $328.3 million, and $49.2 million, respectively. Gross gains of $3,383,000, $3,575,000, and $162,000 were realized on those sales in 2002, 2001, and 2000, respectively. Gross losses of $299,000, $393,000, and
$116,000 were realized on those sales in 2002, 2001 and 2000, respectively.
   Securities with a carrying value of approximately $566.7 million as of December 31, 2002 were pledged to secure borrowed funds, public deposits and for other purposes as required or permitted by law. As of December 31, 2002, Federal Home Loan Bank (FHLB) stock with a carrying value of $37.3 million was held by the Corporation as required by the FHLB.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table shows comparative year-end detail of the loan portfolio and includes unamortized deferred fees of $834,000 and $464,000 at December 31, 2002 and 2001, respectively:

                                                    December 31,
----------------------------------------------------------------------
(in thousands)                                     2002           2001
----------------------------------------------------------------------
Commercial real estate                       $  607,328     $  499,216
Residential                                     150,841        141,810
Commercial and industrial                       338,047        282,135
Consumer                                         98,927         84,812
----------------------------------------------------------------------
Total loans                                  $1,195,143     $1,007,973
======================================================================

   Residential mortgage loans held for sale amounted to $1.0 million and $1.4 million as of December 31, 2002 and 2001, respectively. These loans are accounted for at the lower of aggregate cost or market value and are included in the table above.
   The Corporation originates and sells mortgage loans to FHLMC and FNMA. Generally, servicing on such loans is retained by the Corporation. As of December 31, 2002 and 2001, loans serviced for FNMA and FHLMC were $20.4 million and $29.4 million, respectively.
   The Corporation has extended credit in the ordinary course of business to directors, officers, and their associates on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers of the Corporation.

   The following table summarizes activity with respect to such loans:

                                               Year Ended December 31,
----------------------------------------------------------------------
(in thousands)                                     2002           2001
----------------------------------------------------------------------
Balance as of beginning of year              $   37,409     $   14,671
Additions                                        29,724         29,255
Reductions                                       24,137          6,517
----------------------------------------------------------------------
Balance as of end of year                    $   42,996     $   37,409
======================================================================

   None of these loans were past due or on nonaccrual status as of December 31, 2002 and 2001.
   The majority of the Corporation's business is with customers located within Mercer County, New Jersey and contiguous counties. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the region's economic environment and real estate market. A portion of the total portfolio is secured by real estate. The principal areas of exposure are construction and development loans, which are primarily commercial and residential projects, and commercial mortgage loans. Commercial mortgage loans are completed projects and are generally owner-occupied or tenanted investment projects, creating cash flow.

   Changes in the allowance for loan losses are as follows:

                                          Year Ended December 31,
----------------------------------------------------------------------
(in thousands)                      2002           2001           2000
----------------------------------------------------------------------
Balance as of beginning
   of year                       $13,542        $10,934        $ 8,965
Loans charged off                 (1,188)        (1,699)        (1,867)
Recoveries of loans
   charged off                        92            382            136
----------------------------------------------------------------------
Net charge offs                   (1,096)        (1,317)        (1,731)
Provision charged
   to operations                   4,375          3,925          3,700
----------------------------------------------------------------------
Balance as of
   end of year                   $16,821        $13,542        $10,934
======================================================================

        The detail of loans charged off is as follows:

                                          Year Ended December 31,
----------------------------------------------------------------------
(in thousands)                      2002           2001           2000
----------------------------------------------------------------------
Commercial real estate           $   (78)       $  (696)       $  (356)
Residential                         (168)            --           (288)
Commercial and industrial           (719)          (591)          (896)
Consumer                            (223)          (412)          (327)
----------------------------------------------------------------------
Total                            $(1,188)       $(1,699)       $(1,867)
======================================================================

   Nonperforming assets include nonperforming loans and other real estate. The nonperforming loan category includes loans on which accrual of interest has been discontinued (nonaccrual); loans 90 days past due or more on which interest is still accruing; and restructured loans. Nonperforming loans as a percentage of total loans were 0.52% as of December 31, 2002 and 0.51% as of December 31, 2001.
   A summary of nonperforming assets follows:

                                                       December 31,
----------------------------------------------------------------------
(in thousands)                                     2002           2001
----------------------------------------------------------------------
Nonaccrual loans:
   Commercial real estate                        $2,395         $  888
   Residential                                    1,526          1,133
   Commercial and industrial                      1,143          1,494
   Consumer                                          55             98
----------------------------------------------------------------------
Total nonaccrual loans                           $5,119         $3,613
----------------------------------------------------------------------
Restructured loans                               $  711         $  770
----------------------------------------------------------------------
Loans past due 90 days or more:
   Residential                                   $  323         $  514
   Consumer                                         121            228
----------------------------------------------------------------------
Total loans past due 90 days
   or more                                          444            742
----------------------------------------------------------------------
Total nonperforming loans                         6,274          5,125
Other real estate                                 1,048          2,329
----------------------------------------------------------------------
Total nonperforming assets                       $7,322         $7,454
======================================================================

   The Corporation has defined the population of impaired loans to be all nonaccrual commercial loans. Impaired loans are individually assessed to determine whether the loan's carrying value is in excess of the fair value of the collateral or the present value of the loan's expected cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, including residential mortgage and consumer loans, are specifically excluded from the impaired loan portfolio.
   The recorded investment in loans receivable for which an impairment has been recognized as of December 31, 2002 and 2001 was $4.2 million and $3.2 million, respectively. The related allowance for loan losses on these loans as of December 31, 2002 and 2001 was $1.0 million and $848,000, respectively. The average recorded investment in impaired loans during 2002 and 2001 was $3.8 million and $3.2 million, respectively. There was no interest income recognized on impaired loans in 2002, 2001 and 2000. There are no commitments to lend additional funds to debtors whose loans are nonperforming.
   Additional income before income taxes amounting to approximately $240,000 in 2002, $163,000 in 2001 and $640,000 in 2000 would have been recognized if interest on all loans had been recorded based upon original contract terms.

5. BANK PREMISES AND EQUIPMENT, NET
The following table represents comparative information for premises and equipment:

                                                      December 31,
----------------------------------------------------------------------
(in thousands)                                     2002           2001
----------------------------------------------------------------------
Land and improvements                           $   510        $   854
Buildings and improvements                        7,910          7,507
Furniture and equipment                          15,035         11,586
Construction in process                           1,364          1,680
----------------------------------------------------------------------
Total                                            24,819         21,627
Less accumulated depreciation                    12,611         10,717
----------------------------------------------------------------------
Bank premises
   and equipment, net                           $12,208        $10,910
======================================================================

6.  DEPOSITS
Total deposits consist of the following:

                                                      December 31,
----------------------------------------------------------------------
(in thousands)                                     2002           2001
----------------------------------------------------------------------
Non-interest bearing
   demand deposits                           $  126,183     $  114,405
Interest bearing
   demand deposits                              122,015        105,354
Money market deposits                           314,529        203,872
Savings deposits                                 82,801         77,168
Certificates of deposit
   of $100,000 and over                         145,191        137,684
Other time deposits                             481,567        454,207
----------------------------------------------------------------------
Total                                        $1,272,286     $1,092,690
======================================================================

   A summary of certificates of deposit by maturity is as follows:

                                                    December 31,
----------------------------------------------------------------------
(in thousands)                                     2002           2001
----------------------------------------------------------------------
Within one year                                $367,885       $542,966
One to two years                                164,647         34,545
Two to three years                               36,547          6,551
Three to four years                               9,496          4,605
Four to five years                               48,183          3,224
----------------------------------------------------------------------
Total                                          $626,758       $591,891
----------------------------------------------------------------------

7. BORROWED FUNDS
Borrowed funds include securities sold under agreements to repurchase, FHLB advances, and obligation for ESOP. Other borrowed funds consist of Federal funds purchased and Treasury tax and loan deposits.
   The following table presents comparative data related to borrowed funds of the Corporation as of and for the years ended December 31, 2002, 2001, and 2000.

                                               December 31,
----------------------------------------------------------------------
(in thousands)                      2002           2001           2000
----------------------------------------------------------------------
Securities sold
   under agreements
   to repurchase                $ 10,000       $ 10,000       $ 10,000
FHLB advances                    746,000        695,008        532,768
Obligation for ESOP                  400            800          1,200
Other                              1,311          1,305          1,255
----------------------------------------------------------------------
Total                           $757,711       $707,113       $545,223
----------------------------------------------------------------------
Maximum amount
   outstanding at
   any month end                $757,711       $707,113       $545,223
Average interest rate
   on year-end balance              4.85%          4.97%          5.79%
Average amount
   outstanding
   during the year              $735,201       $644,690       $367,021
Average interest rate
   for the year                     4.95%          5.47%          5.78%
======================================================================

   There are $10.0 million in securities sold under agreements to repurchase with an expected maturity over 90 days as of December 31, 2002. The outstanding amount is a callable repurchase agreement with a maturity of ten years and a call date of one year. Due to the call provision, the expected maturity could differ from the contractual maturity.
   The FHLB advances as of December 31, 2002, mature as follows:

----------------------------------------------------------------------
(in thousands)                                                    2002
----------------------------------------------------------------------
Within one year                                               $ 56,000
Over one to two years                                           87,000
Over four to five years                                         10,000
Over five years                                                593,000
----------------------------------------------------------------------
Total                                                         $746,000
======================================================================

   The outstanding amount includes $629.0 million in callable advances with two to ten year maturities and call dates of three months to five years. Due to the call provisions, expected maturities could differ from contractual maturities.
   In December 2001, the Corporation retired $50.0 million in convertible FHLB advances early. The $50.0 million consisted of ten year original maturity borrowings with lockout dates ranging from three months to two years. The borrowings had an average rate of 4.38% and an average maturity of 8.8 years. As a result of the transaction, the Corporation recognized a loss on the early retirement of the debt of $2.2 million ($1.5 million net of tax benefit of $753,000). The retirement was funded through short term floating rate FHLB advances. The transaction was undertaken to improve the interest rate risk profile of the Corporation. In 2002, the Corporation adopted Financial Accounting Standards Board (FASB) No. 145 "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." This statement eliminated the extraordinary item treatment of the early retirement of debt on the transaction conducted in December of 2001. As a result, the Consolidated Statement of Income for 2001 has been reclassified to reflect the loss on this transaction as early retirement of debt expense in non-interest expense.

   Interest expense on borrowed funds is comprised of the following:

                                       Year Ended December 31,
----------------------------------------------------------------------
(in thousands)                      2002           2001           2000
----------------------------------------------------------------------
Securities sold under
   agreements to
   repurchase                    $   624        $   624        $ 1,281
FHLB advances                     35,722         34,535         19,785
Obligation for ESOP                   44             72            100
Other                                 13             33             53
----------------------------------------------------------------------
Total                            $36,403        $35,264        $21,219
======================================================================

8. COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY (TRUST PREFERRED SECURITIES)
On March 28, 2001, Yardville Capital Trust III (Trust III), a statutory business trust, and a wholly owned subsidiary of Yardville National Bancorp, issued $6.0 million of 10.18% Trust Preferred Securities in a private placement transaction and $190,000 of 10.18% Common Securities to Yardville National Bancorp. Proceeds from the issuance of the Trust Preferred Securities were immediately used by Trust III to purchase $6.2 million of 10.18% Subordinated Debentures maturing June 8, 2031 from Yardville National Bancorp. Trust III exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds into Subordinated Debentures of Yardville National Bancorp. These Subordinated Debentures constitute the sole assets of Trust III. These Subordinated Debentures are redeemable in whole or part prior to maturity after June 8, 2011. Trust III is obligated to distribute all proceeds of a redemption, whether voluntary or upon maturity, to holders of the Trust

Preferred Securities. Yardville National Bancorp's obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of Trust III to pay amounts when due on the Trust Preferred Securities.
   On June 23, 2000, Yardville Capital Trust II (Trust II), a statutory business trust and a wholly owned subsidiary of Yardville National Bancorp, issued $15.0 million of 9.50% Trust Preferred Securities in a private placement transaction and $464,000 of 9.50% Common Securities to Yardville National Bancorp. Proceeds from the issuance of the Trust Preferred Securities were immediately used by Trust II to purchase $15.5 million of 9.50% Subordinated Debentures maturing June 22, 2030 from Yardville National Bancorp. Trust II exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds into Subordinated Debentures of Yardville National Bancorp. These Subordinated Debentures constitute the sole assets of Trust II. These Subordinated Debentures are redeemable in whole or part prior to maturity after June 23, 2010. Trust II is obligated to distribute all proceeds of a redemption, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. Yardville National Bancorp's obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of Trust II to pay amounts when due on the Trust Preferred Securities.
   In 1997, Yardville Capital Trust (the Trust) issued $11.5 million of 9.25% Trust Preferred Securities and $356,000 of 9.25% Common Securities to Yardville National Bancorp. Proceeds were used by the Trust to purchase $11.9 million of 9.25% Subordinated Debentures maturing November 1, 2027. Those debentures are redeemable in whole or in part prior to maturity after November 1, 2002.
   On February 19, 2003, Yardville Capital Trust IV (Trust IV), a statutory business trust and a wholly owned subsidiary of Yardville National Bancorp, issued $15.0 million of floating rate Trust Preferred Securities in a private placement transaction and $464,000 of floating rate Common Securities to Yardville National Bancorp. The floating rate is based on three month LIBOR plus 340 basis points. Proceeds from the issuance of the Trust Preferred Securities were immediately used by Trust IV to purchase $15.0 million of floating rate Subordinated Debentures maturing March 1, 2033 from Yardville National Bancorp. Trust IV exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds into Subordinated Debentures of Yardville National Bancorp. These Subordinated Debentures constitute the sole assets of Trust IV. These Subordinated Debentures are redeemable in whole or part prior to maturity after March 1, 2008. Trust IV is obligated to distribute all proceeds of a redemption, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. Yardville National Bancorp's obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of Trust IV to pay amounts when due on the Trust Preferred Securities.
   On February 20, 2003, the Corporation announced the redemption of the $11.5 million of 9.25% Subordinated Debentures due November 1, 2027 and the 9.25% Common Securities. The redemption date is March 31, 2003 at the price of 100% of principal amount plus accrued and unpaid distributions.

9. INCOME TAXES
Income taxes reflected in the consolidated financial statements for 2002, 2001, and 2000 are as follows:

                                       Year Ended December 31,
----------------------------------------------------------------------
(in thousands)                      2002           2001           2000
----------------------------------------------------------------------
Federal:
   Current                        $6,357         $3,587         $5,330
   Deferred                       (1,120)        (1,025)        (1,179)
State:
   Current                           669             80            108
   Deferred                         (542)            --             --
----------------------------------------------------------------------
Total tax expense                 $5,364         $2,642         $4,259
======================================================================

Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax assets and liabilities for 2002 and 2001 are as follows:

                                                     December 31,
----------------------------------------------------------------------
(in thousands)                                     2002           2001
----------------------------------------------------------------------
Deferred tax assets:
Allowance for
   loan losses                                  $ 6,718        $ 5,409
Writedown of basis
   of ORE properties                                 61            149
Deferred income                                      11             14
Nonaccrual loans                                      3             --
Net state operating
   loss carryforwards                               397             46
Depreciation                                         91             --
Deferred compensation                             1,403          1,022
----------------------------------------------------------------------
Total deferred tax assets                       $ 8,684        $ 6,640
----------------------------------------------------------------------
Valuation allowance                                 (78)           (78)
----------------------------------------------------------------------
Deferred tax liabilities:
Accumulated other
   comprehensive income                          (3,791)          (194)
Deferred income                                  (1,414)        (1,065)
Unamortized discount
   accretion                                        (97)           (77)
Depreciation                                         --             40
Other                                                --            (27)
----------------------------------------------------------------------
Total deferred tax liabilities                  $(5,302)       $(1,323)
----------------------------------------------------------------------
Net deferred tax assets                         $ 3,304        $ 5,239
======================================================================

   The Corporation has established the valuation allowance against certain temporary differences. The Corporation is not aware of any factors which would generate significant differences between taxable income and pre-tax accounting income in future years, except for the effects of the reversal of current or future net deductible temporary differences. Management believes, based upon current information, that it is more likely than not that there will be sufficient taxable income through carryback to prior years to realize the net deferred tax asset. However, there can be no assurance regarding the level of earnings in the future.
   A reconciliation of the tax expense computed by multiplying pre-tax accounting income by the statutory Federal income tax rate of 34% is as follows:

                                       Year Ended December 31,
----------------------------------------------------------------------
(in thousands)                      2002           2001           2000
----------------------------------------------------------------------
Income tax expense
   at statutory rate              $6,585         $3,806         $4,964
State income taxes, net
   of Federal benefit                 84             53             71
Changes in taxes
   resulting from:
     Tax exempt interest            (822)          (701)          (591)
     Tax exempt income              (571)          (606)          (279)
     Non-deductible
       expenses                       88             90             94
----------------------------------------------------------------------
Total                             $5,364         $2,642         $4,259
======================================================================

10. BENEFIT PLANS
Retirement Savings Plan. The Corporation has a 401(k) plan which covers substantially all employees with one or more years of service. The plan permits all eligible employees to make basic contributions to the plan up to 12% of base compensation. Under the plan, the Corporation provided a matching contribution of 50% in 2002, 2001 and 2000 up to 6% of base compensation. Employer contributions to the plan amounted to $209,000 in 2002, $178,000 in 2001, and $151,000 in 2000.

Postretirement Benefits. The Corporation provides additional postretirement benefits, namely life and health insurance, to retired employees over the age of 62 who have completed 15 years of service. The plan calls for retirees to contribute a portion of the cost of providing these benefits in relation to years of service.
   The cost of retiree health and life insurance benefits is recognized over the employees' period of service. There were $128,000 in periodic postretirement benefit costs under FASB Statement No. 106 in 2002, $84,000 in 2001 and none for 2000. The actuarial present value of benefit obligations was $967,000 in 2002 and $839,000 in 2001.

Stock Option Plans. The Corporation maintains stock option plans for both officers and directors. In March 1988, the stockholders approved the 1988 plan for key employees (Employee Plan). The Employee Plan allowed for the granting of up to 328,000 shares of the Corporation's common stock at an option price no less than the market value of the stock on the date such options are granted. As of February 28, 1998, no incentive stock options may be granted under the Employee Plan.
   In April 1997, the stockholders approved the 1997 stock option plan for key employees (The 1997 Plan). The 1997 Plan allows for the granting of 1,070,000 shares of the Corporation's common stock at an option price to be no less than the market value of the stock on the date such options are granted. Options typically have a ten-year term and vest ratably over a five-year period. At December 31, 2002, there were 208,688 shares available for grant under The 1997 Plan.
   In April 1994, the Board of Directors approved a non-qualified stock option plan for non-employee directors (Director Plan). The Director Plan allowed for the granting of 228,820 shares of the Corporation's common stock at an option price to be no less than the market value of the stock on the date such options are granted. As of November 1, 2002, options to purchase an aggregate of 125,980 shares of our common stock were outstanding under the plan (at exercise prices ranging from $10.94 to $17.20 per share, with vesting over a period of four years and terms of ten years). In addition, an aggregate of 8,248 shares had been acquired upon exercise of vested options by two directors. On three occasions (once in 1998, once in 2000 and once in 2002), the number of shares available for the grant of options under this plan was increased by the Board of Directors. Each of these increases was inadvertently implemented without obtaining shareholder approval required under applicable rules of the Nasdaq Stock Market. Upon being advised of this shareholder approval requirement, the Corporation cancelled the increases in the number of shares available under the plan, and the non-employee directors holding options granted without shareholder approval have rescinded and terminated such options. These terminations were completed in November 2002. In addition, the Corporation and the two directors that had exercised vested options agreed to rescind the exercise by taking back shares that had been acquired upon exercise of such options in exchange for a return of the exercise price (aggregating approximately $124,000) to the applicable holder. These terminations were completed in November 2002. These transactions did not have a material adverse effect on the Corporation's financial condition or results of operations. At December 31, 2002, there were no shares available for grant under the Director Plan.

   The table below lists information on stock options outstanding at December 31, 2002:

                             Options Outstanding                                                              Options Exercisable
------------------------------------------------------------------------------------------------------------------------------------
                                               Weighted
                                                Average       Weighted                                      Number of       Weighted
                 Range of         Number      Remaining        Average                                         Shares        Average
                 Exercise      Of Shares    Contractual       Exercise                                    Exercisable       Exercise
                   Prices    Outstanding  Life in Years          Price                                  at Period End          Price
------------------------------------------------------------------------------------------------------------------------------------
          $ 3.90 - $ 5.85          6,490           0.42         $ 3.90                                          6,490         $ 3.90
           9.875 -  14.81        469,876           7.93          11.19                                        169,764          11.16
           16.00 -  20.12        390,888           5.70          17.29                                        273,185          17.20
------------------------------------------------------------------------------------------------------------------------------------
          $ 3.90 - $20.12        867,254           7.56         $13.88                                        449,439         $14.73
====================================================================================================================================

   The tables below list the activity in our stock option plans for each of the years in the three-year period ended December 31, 2002.

                                            Weighted Average                                                    Weighted Average
Director Plan                     Shares      Exercise Price        1988 and 1997 Plans               Shares      Exercise Price
------------------------------------------------------------        ----------------------------------------------------------------
Balance,                                                            Balance,
   December 31, 1999              73,800              $16.37           December 31, 1999             420,719              $15.64
------------------------------------------------------------        ----------------------------------------------------------------
Shares:                                                             Shares:
   Granted                        82,500               10.95           Granted                       429,560               10.95
   Exercised                       2,680                8.77           Exercised                      11,740                3.90
   Expired                         3,280               10.27           Expired                         2,192               13.68
------------------------------------------------------------        ----------------------------------------------------------------
Balance,                                                            Balance,
   December 31, 2000             150,340              $13.66           December 31, 2000             836,347              $13.39
------------------------------------------------------------        ----------------------------------------------------------------
Shares:                                                             Shares:
   Exercised                         600               10.49           Granted                        39,200               12.74
   Expired                         1,640               10.06           Exercised                         100                3.90
------------------------------------------------------------           Expired                         6,100               16.44
Balance,                                                            ----------------------------------------------------------------
   December 31, 2001             148,100              $13.67        Balance,
------------------------------------------------------------           December 31, 2001             869,347              $13.34
Shares:                                                             ----------------------------------------------------------------
   Granted                         7,500               12.52        Shares:
   Exercised                       8,248               14.92           Granted                        56,000               17.45
   Expired                        28,684               12.94           Exercised                      53,341                8.97
   Terminated                    118,668               13.74           Expired                         4,752               12.32
------------------------------------------------------------        ----------------------------------------------------------------
Balance,                                                            Balance,
   December 31, 2002                  --              $ 0.00           December 31, 2002             867,254              $13.88
------------------------------------------------------------        ----------------------------------------------------------------
Shares exercisable as of                                            Shares exercisable as of
   December 31, 2002                  --              $ 0.00           December 31, 2002             449,439              $14.73
============================================================        ================================================================


                                      F-19

Benefit Plans. The Corporation has a salary continuation plan for key executives and a director deferred compensation plan for its board members. The plans provide for yearly retirement benefits to be paid over a specified period. In addition, there is an officer group term life insurance plan for divisional officers. The present value of the benefits accrued under these plans as of December 31, 2002 and 2001 is approximately $2.4 million and $1.7 million, respectively, and is included in other liabilities in the accompanying consolidated statements of condition. Compensation expense of approximately $744,000, $780,000, and $140,000 is included in the accompanying consolidated statements of income for the years ended December 31, 2002, 2001, and 2000, respectively.
   In connection with the benefit plans, the Corporation has purchased life insurance policies on the lives of the executives, directors, and divisional officers. The Corporation is the owner and beneficiary of the policies. The cash surrender values of the policies are approximately $40.9 million and $31.8 million as of December 31, 2002 and 2001, respectively.

11. COMMON STOCK
On November 14, 2002, the Corporation repurchased 8,248 shares of the Corporation's common stock for approximately $124,000 from two directors relating to the termination of the 1994 stock option plan. See Note 10 - Benefit Plans.
   In 1999, the Bank established an Employee Stock Ownership Plan and related trust (ESOP) for eligible employees. The ESOP is a tax-qualified plan subject to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Employees with twelve months of employment with the Bank and who have worked at least 1,000 hours are eligible to participate. The ESOP borrowed $2 million from an unaffiliated financial institution and purchased 155,340 shares of common shares, no par value, of the Corporation. Shares purchased by the ESOP are held in a suspense account pending allocation among participants as the loan is repaid. Compensation expense is recognized based on the fair value of the stock when it is committed to be released.
   Compensation expense amounted to $445,000, $367,000 and $275,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The fair value of unearned shares at December 31, 2002 is $536,000. The number of shares allocated as of December 31, 2002 was 124,272.
   Unallocated shares are deducted from common shares outstanding for earnings per share purposes with shares which are committed to be released during the year added back into weighted average shares outstanding.
   On June 23, 2000, the Corporation completed the private placement of 68,500 units, each unit consisting of 10 shares of common stock and 1 common stock purchase warrant. The warrants have an expiration date of June 23, 2010 and a purchase price of $12.00 per share. The units were sold to a limited number of accredited investors and generated gross proceeds of $6.9 million. Net proceeds after offering costs were $6.8 million. Nearly all the net proceeds were contributed to the Bank to support future asset growth.
   On August 22, 2001, the Corporation completed the private placement of 596,654 shares of common stock for an aggregate purchase price of $7.8 million. Net proceeds after offering costs were $7.4 million. Of the net proceeds, $6.0 million was contributed to the Bank to support future asset growth.
   On December 18, 2002, the Corporation completed the sale of 2,300,000 shares of its common stock in an underwritten public offering. The common stock was offered at a price of $16.25 per share and generated gross proceeds of $37.4 million. Net proceeds after the underwriting discount and other offering costs were $34.3 million. Of the net proceeds, $33.0 million was contributed to the Bank to support future asset growth.
   The Bank's 401(k) savings plan has, since August 1998, included an option for the bank employees to invest a portion of their plan accounts in a fund (YNB Stock Fund) that has acquired shares of the Corporation's common stock in the open market. In connection with the addition to the plan of the YNB Stock Fund, the Corporation inadvertently did not register with the Securities and Exchange Commission the 401(k) savings plan interests or the shares of common stock acquired by the YNB Stock Fund and may not have distributed certain information to plan participants on a timely basis as required by securities laws. After being advised of those requirements, the Corporation promptly completed the registration and distributed the required information to plan participants. The Board of Directors has approved the discontinuance of the YNB Stock Fund, which will involve the sale of the shares of the Corporation's common stock owned by the YNB Stock Fund and application of the proceeds of such sale to other investment choices within the 401(k) savings plan at the direction of the participants. It is anticipated that such sale will occur in the near future and the shares of common stock in the YNB Stock Fund will be purchased by the YNB Employee Stock Ownership Plan. As of October 31, 2002 (the most recent date for which data was available), there was a total of approximately $5.2 million held in investments by participants in the 401(k) savings plan, of which approximately $738,000 was invested in the YNB Stock Fund (which owned approximately 41,847 shares of common stock as of such date). While it is possible that the Corporation may have liability based on the requirements applicable to the 401(k) savings plan, the Corporation does not believe that any such liabilities or claims, if asserted, would have a material adverse effect on the financial condition or results of operations based on our year-end stock price. That conclusion is based in part on the expectation that the sale of shares of the Corporation's common stock in the YNB Stock Fund will occur in the near future and at a price at or near the year-end market price of our common stock. There can be no assurances that the Corporation will be able to complete the sale of shares by the 401(k) plan in the time period or at the prices currently contemplated.
   The Corporation also maintained a dividend reinvestment and stock purchase plan (YNB DRIP) pursuant to which shareholders may elect to have their cash dividends used to purchase shares of the Corporation's common stock and may make additional purchases (up to monthly limits) of shares of the Corporation's common stock through the YNB DRIP. In addition, employees of the Corporation are permitted to purchase shares through the YNB DRIP through payroll withholding (subject to monthly limits), and such employees need not otherwise be shareholders or participate in the dividend reinvestment feature of the YNB DRIP. All purchases of shares were handled by an independent administrator and were purchased in open market transactions at prevailing market prices. Shares acquired through the YNB DRIP are held by an independent custodian until a participant directs that they be distributed. The Corporation covered the administrative costs of the YNB DRIP and all brokerage costs relating to purchases and sales of shares in the YNB DRIP. In connection with the dividend reinvestment feature only, in 1997 the Corporation modified the YNB DRIP to permit participating shareholders to acquire the shares in the YNB DRIP at a 3% discount to the market price on the date of purchase. This discount is not provided for other direct purchases by shareholders or employees in the YNB DRIP. In connection with the addition of the 3% discount to the dividend reinvestment feature of the YNB DRIP, the Corporation inadvertently did not register with the Securities and Exchange Commission the shares of common stock acquired by the YNB DRIP and may not have distributed certain information to plan participants as required by securities laws. After recently being advised of those requirements, the Corporation promptly temporarily suspended operation of the YNB DRIP and has remitted to plan participants cash funds equal to all amounts not yet used to acquire shares of common stock. The Corporation is currently preparing to register the shares of common stock acquired (and to be acquired) by the YNB DRIP, and expect the registration to be completed in the near future. In addition, the Board of Directors has approved an offer to be made to all YNB DRIP participants to rescind their purchases of common stock through the YNB DRIP since December 1, 1997. Approximately 125,993 shares of common stock (as adjusted for stock splits and stock dividends) have been acquired through the YNB DRIP since December 1, 1997, at prices ranging from $8.88 to $19.93 per share. As of December 31, 2002, the market price of the Corporation's common stock was $17.24 per share. It is anticipated that the rescission offer will commence in the near future (subject to completion of required filings with the Securities and Exchange Commission). It is management's belief that participants will not be likely to accept the rescission offer if the market price of the common stock is then close to or higher than the rescission price (an amount equal to the original purchase price of the shares, plus interest at a statutory rate since the date of purchase and less any amounts received by the participant with respect to such shares, including subsequent cash dividends whether or not they were reinvested in shares of common stock). In the event some participants do accept the rescission offer, it is management's belief, based upon the year-end market price of the common stock, that the aggregate amount of rescission payments would not have a material adverse effect on the Corporation's financial condition or results of operations. There can be no assurances that the Corporation will be able to complete the rescission offer in the time period currently contemplated.

12. OTHER NON-INTEREST EXPENSE
Other non-interest expense included the following:

                                          Year Ended December 31,
----------------------------------------------------------------------
(in thousands)                      2002           2001           2000
----------------------------------------------------------------------
Marketing                         $1,104         $  957         $1,144
Stationery and supplies              823            633            628
Communication and postage            809            694            601
Outside services and
   processing                        595            400            269
Audit and examination fees           570            501            396
ORE expenses                         418            831            893
Attorneys' fees                      258            238            257
Insurance (other)                    205            152            156
FDIC insurance premium               200            180            161
Amortization of trust preferred
   expenses                          190            210            176
Other                              2,052          2,278          2,252
----------------------------------------------------------------------
   Total                          $7,224         $7,074         $6,933
======================================================================

13. RELATED PARTY TRANSACTIONS

The Corporation has had and expects in the future to have other transactions in the ordinary course of business with many of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. For a discussion of credit transactions, see Note 4 - Loans and Allowance for Loan Losses. Listed below is a summary of material relationships or transactions with the Corporation's directors, senior officers and other affiliates.
   In October 1999, upon expiration of the initial five year term, the Bank renewed its lease for a five year period for its Trenton, New Jersey branch office, which is owned by The Lalor Urban Renewal Limited Partnership. The Lalor Corporation, which is the general partner of the limited partnership is owned by Sidney L. Hofing, a director of the Corporation and the Bank. Under the lease, the Bank is obligated to pay approximately $2,600 per month, excluding utilities and maintenance expenses.
   In July 2000, the Bank signed a ten year lease with 4 five year renewal options for its Lawrence, New Jersey branch office. The property is owned by Union Properties LLC. Sidney L. Hofing, a director of the Corporation and the Bank, has an ownership interest in Union Properties LLC. Under the terms of the lease, the Bank is obligated to pay approximately $7,300 per month, excluding utilities and maintenance expense.
   In May 2001, the Bank signed a ten year lease with 3 five year renewal options for its Bordentown, New Jersey branch office. The Bank acquired the property from the bankruptcy estate of a borrower and sold the property to BYN LLC a limited liability company of which Mr. Hofing, a director of the Corporation and the Bank is a member. The purchase price was $529,237. Under the terms of the lease, the Bank is obligated to pay approximately $7,000 per month, excluding utilities and maintenance expenses.

   In October 2001, the Bank signed a fifteen year lease with 3 five year renewal terms for its Hunterdon County Regional Headquarters. The property is owned by FYNB, LLC. Sidney Hofing, a director of the Corporation and the Bank had an ownership interest in FYNB, LLC, but several members of Mr. Hofing's family including his spouse continue to have an ownership interest. Under the terms of the lease, the Bank is obligated to pay approximately $17,500 per month, excluding utilities and maintenance expenses.
   Except as described in Note 4 - Loans and Allowance for Loan Losses, there were no new material relationships or transactions with Directors, senior officers or their affiliates established in 2002.
   Subsequent to year-end 2002, on February 24, 2003, the Bank entered into a contract of sale on its former operations center to Christopher S. Vernon, a director of the Corporation and the Bank. The purchase price is $650,000 and the Bank will record a gain on the sale of the property at closing. The transaction should close in the second quarter of 2003. The sale is contingent on Mr. Vernon and the Bank finalizing a lease on basement space in that building for a term of less than one year.

14. OTHER COMMITMENTS AND CONTINGENT LIABILITIES
The Corporation enters into a variety of financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and letters of credit, both of which involve, to varying degrees, elements of risk in excess of the amount recognized in the consolidated financial statements.
   Credit risk, the risk that a counterparty of a particular financial instrument will fail to perform, is the contract amount of the commitments to extend credit and letters of credit. The credit risk associated with these financial instruments is essentially the same as that involved in extending loans to customers. Credit risk is managed by limiting the total amount of arrangements outstanding and by applying normal credit policies to all activities with credit risk. Collateral is obtained based on management's credit assessment of the customer.
   The contract amounts of off-balance sheet financial instruments as of December 31, 2002 and 2001 for commitments to extend credit were $243.1 million and $191.8 million, respectively. For letters of credit, the contract amounts were $17.8 million and $13.4 million, respectively.
   As part of its normal course of business, the Corporation issues standby letters of credit as part of an overall lending relationship. These standby letters of credit are primarily related to performance guarantees on real estate development. At December 31, 2002, the amount of standby letters of credit outstanding and the maximum liability of the Corporation was $16.6 million. The Corporation typically obtains collateral to secure standby letters of credit. At December 31, 2002, total collateral securing standby letters of credit was $14.1 million and is available to offset potential losses.
   Commitments to extend credit and letters of credit may expire without being drawn upon, and therefore, the total commitment amounts do not necessarily represent future cash flow requirements.
   The Corporation maintains lines of credit with four of its correspondent banks. There were $25.0 million in lines of credit available as of December 31, 2002. Subject to collateral requirements, the Corporation also maintains lines of credit with the FHLB and three brokerage firms. There were approximately $300.0 million in lines available at December 31, 2002.
  The Corporation leases various banking offices, its corporate headquarters and operations center. Total lease rental expense was $1.9 million, $1.3 million, and $1.0 million for the years ended December 31, 2002, 2001, and 2000, respectively. Minimum rentals under the terms of the leases are approximately $2.1 million per year in 2003 through 2007.
   The Corporation and the Bank are party, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from their business. Management does not consider that any such proceedings depart from usual routine litigation, and in its judgment, the Corporation's consolidated financial position or results of operations will not be affected materially by the final outcome of any pending legal proceedings.

15. REGULATORY MATTERS
The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
   Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (as defined in the regulations). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.
   As of December 31, 2002, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.
   Permission from the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of the Bank's net profits, as defined by the Comptroller, for that year, combined with its retained net profits of the two preceding years. The retained net profits of the Bank available for dividends are approximately $14.3 million as of December 31, 2002.
   The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Improvement Act") primarily addresses additional sources of funding for the Bank Insurance Fund, which insures the deposits of commercial banks and saving banks. It also imposes a number of mandatory supervisory measures on savings associations and banks.

The following table presents the Corporation's and Bank's actual capital amounts and ratios:

---------------------------------------------------------------------------------------------------------------------------
REGULATORY CAPITAL
                                                                             Per Regulatory Guidelines
---------------------------------------------------------------------------------------------------------------------------
                                                              Actual                  Minimum            "Well Capitalized"
---------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                     Amount  Ratio           Amount  Ratio            Amount  Ratio
---------------------------------------------------------------------------------------------------------------------------
As of December 31, 2002:
Corporation
   Total capital (to risk-weighted assets)               $187,897   13.0%        $115,626    8.0%         $144,533   10.0%
   Tier I capital (to risk-weighted assets)               171,076   11.8           57,813    4.0            86,720    6.0
   Tier I capital (to average assets)                     171,076    8.2           83,817    4.0           104,772    5.0
Bank
   Total capital (to risk-weighted assets)               $181,251   12.6%        $115,515    8.0%         $144,393   10.0%
   Tier I capital (to risk-weighted assets)               164,430   11.4           57,757    4.0            86,636    6.0
   Tier I capital (to average assets)                     164,430    7.9           83,493    4.0           104,367    5.0

As of December 31, 2001:
Corporation
   Total capital (to risk-weighted assets)               $138,919   11.3%        $ 98,752    8.0%         $123,441   10.0%
   Tier I capital (to risk-weighted assets)               123,838   10.0           49,376    4.0            74,064    6.0
   Tier I capital (to average assets)                     123,838    6.9           71,575    4.0            89,469    5.0
Bank
   Total capital (to risk-weighted assets)               $134,163   10.9%        $ 98,476    8.0%         $123,095   10.0%
   Tier I capital (to risk-weighted assets)               120,621    9.8           49,238    4.0            73,857    6.0
   Tier I capital (to average assets)                     120,621    6.8           71,309    4.0            89,136    5.0
===========================================================================================================================

   The FDIC Improvement Act requires financial institutions to take certain actions relating to their internal operations, including: providing annual reports on financial condition and management to the appropriate Federal banking regulators, having an annual independent audit of financial statements performed by an independent public accountant and establishing an independent audit committee composed solely of outside directors. The FDIC Improvement Act also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits.
   Bank holding companies and banks are subject to extensive supervision and regulation under both Federal and state laws. The regulation and supervision is designed primarily for the protection of consumers, depositors and the FDIC, and not the Corporation or its stockholders. Enforcement actions for failure to comply with applicable requirements may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties and removal and prohibition orders. In addition, private parties may assert claims. If any enforcement action is taken by a banking regulator or private claims are asserted, the value of an equity investment in the Corporation could be subtantially reduced or eliminated.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following fair value estimates, methods and assumptions were used to measure the fair value of each class of financial instruments for which it is practical to estimate that value:

Cash and Cash Equivalents. For such short-term investments, the carrying amount was considered to be a reasonable estimate of fair value.

Interest Bearing Deposits with Banks. For interest bearing deposits with banks, the carrying amount was considered to be a reasonable estimate of fair value.

Securities and Mortgage-backed Securities. The fair value of investments and mortgage-backed securities is based on bid prices published in financial newspapers or bid quotations received from securities dealers.

Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial and industrial, commercial real estate, residential mortgage and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.
   The fair value of performing loans, except residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.
   Fair value for significant nonperforming loans is based on recent external appraisals. If appraisals are not available, estimated cash flows are discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows, and discount rates are judgmentally determined using available market information and specific borrower information.

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

Borrowed Funds. For securities sold under agreements to repurchase and FHLB advances, fair value was based on rates currently available to the Corporation for agreements with similar terms and remaining maturities. For convertible securities sold under agreements to repurchase and FHLB advances, option adjusted spread pricing (OAS) was obtained from sources believed to be reliable. For other borrowed funds, the carrying amount was considered to be a reasonable estimate of fair values.
   The estimated fair values of the Corporation's financial instruments are as follows:

                                                  December 31, 2002
----------------------------------------------------------------------
                                               Carrying           Fair
(in thousands)                                    Value          Value
----------------------------------------------------------------------
Financial Assets:
   Cash and cash equivalents                 $  101,093     $  101,093
   Interest bearing
     deposits with banks                          2,501          2,501
   Securities available
     for sale                                   820,665        820,665
   Investment securities                         54,690         56,710
   Loans, net                                 1,178,322      1,192,076
Financial Liabilities:
   Deposits                                   1,272,286      1,285,063
   Borrowed funds                               757,711        847,216
   Trust preferred securities                    32,500         35,084
======================================================================

                                                  December 31, 2001
----------------------------------------------------------------------
                                               Carrying           Fair
(in thousands)                                    Value          Value
----------------------------------------------------------------------
Financial Assets:
   Cash and cash equivalents                 $   66,731     $   66,731
   Interest bearing
     deposits with banks                          2,320          2,320
   Securities available
     for sale                                   746,483        746,483
   Investment securities                         65,753         64,887
   Loans, net                                   994,431      1,003,888
Financial Liabilities:
   Deposits                                   1,092,690      1,099,097
   Borrowed funds                               707,113        748,604
   Trust preferred securities                    32,500         34,223
======================================================================

   The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, and as the fair value for these financial instruments was not material, these disclosures are not included above.

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
   Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial assets include the deferred tax assets and bank premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

17. PARENT CORPORATION INFORMATION
The condensed financial statements of the parent company only are presented below:

YARDVILLE NATIONAL BANCORP
(PARENT CORPORATION)

CONDENSED STATEMENTS OF CONDITION

                                                               December 31,
-----------------------------------------------------------------------------
(in thousands)                                               2002        2001
-----------------------------------------------------------------------------
Assets:
   Cash                                                  $  5,696    $  2,224
   Securities available for sale                               --         105
   Investment in subsidiaries                             172,798     121,992
   Other assets                                             1,630       3,418
-----------------------------------------------------------------------------
   Total Assets                                          $180,124    $127,739
-----------------------------------------------------------------------------
Liabilities and
Stockholders' Equity:
   Other liabilities                                     $    275    $    184
   Obligation for ESOP                                        400         800
   Subordinated debentures                                 33,510      33,510
Stockholders' equity                                      145,939      93,245
-----------------------------------------------------------------------------
   Total Liabilities and
   Stockholders' Equity                                  $180,124    $127,739
=============================================================================

CONDENSED STATEMENTS OF INCOME

                                                     Year Ended December 31,
------------------------------------------------------------------------------
(in thousands)                                   2002        2001         2000
------------------------------------------------------------------------------
Operating Income:
   Dividends from subsidiary                  $ 6,647     $ 6,294      $ 4,648
   Interest income                                  2          12           14
   Other income                                   444         472          501
------------------------------------------------------------------------------
     Total Operating Income                     7,093       6,778        5,163
------------------------------------------------------------------------------
Operating Expense:
   Interest expense                             3,143       3,024        1,909
   Other expense                                  996         833          668
------------------------------------------------------------------------------
     Total Operating Expense                    4,139       3,857        2,577
------------------------------------------------------------------------------
Income before income
   taxes and equity in
   undistributed income
   of subsidiaries                              2,954       2,921        2,586
Federal income tax benefit                     (1,243)     (1,144)        (701)
------------------------------------------------------------------------------
Income before equity in
   undistributed income
   of subsidiaries                              4,197       4,065        3,287
Equity in undistributed
   income of subsidiaries                       9,807       4,488        7,054
------------------------------------------------------------------------------
     Net Income                               $14,004     $ 8,553      $10,341
==============================================================================


CONDENSED STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
------------------------------------------------------------------------------
(in thousands)                                   2002        2001         2000
------------------------------------------------------------------------------
Cash Flows from
   Operating Activities:
Net Income                                   $ 14,004    $  8,553     $ 10,341
Adjustments:
   Decrease (increase) in
     other assets                               1,788      (1,606)        (196)
   Equity in undistributed
     income of subsidiaries                    (9,807)     (4,488)      (7,054)
   Increase in other liabilities                   91          56           98
------------------------------------------------------------------------------
Net Cash Provided by
   Operating Activities                         6,076       2,515        3,189
------------------------------------------------------------------------------
Cash Flows from
   Investing Activities:
     Investing in subsidiaries                (33,787)    (10,895)     (22,626)
------------------------------------------------------------------------------
Net Cash Used by
   Investing Activities                       (33,787)    (10,895)     (22,626)
------------------------------------------------------------------------------
Cash Flows from
   Financing Activities:
   Decrease in obligation
     for ESOP                                    (400)       (400)        (400)
   Proceeds from issuance of
     subordinated debentures                       --       6,190       15,464
   Proceeds from shares issued                 35,253       7,845        7,304
   Treasury shares acquired                      (124)         --           --
   Dividends paid                              (3,546)     (3,341)      (2,840)
------------------------------------------------------------------------------
Net Cash Provided by
   Financing Activities                        31,183      10,294       19,528
------------------------------------------------------------------------------
Net increase in cash                            3,472       1,914           91
Cash as of beginning of year                    2,224         310          219
------------------------------------------------------------------------------
Cash as of end of year                       $  5,696    $  2,224     $    310
==============================================================================

INDEPENDENT
  Auditors' Report

THE BOARD OF DIRECTORS AND STOCKHOLDERS
YARDVILLE NATIONAL BANCORP:

   We have audited the accompanying consolidated statements of condition of Yardville National Bancorp and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yardville National Bancorp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.
   As disclosed in Note 7 to the consolidated financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" effective December 31, 2002.


                                        KPMG LLP

Short Hills, New Jersey
January 27, 2003, except for
Note 8, which is as of
February 20, 2003

                                INDEX TO EXHIBITS

             Exhibit
              Number     Description
------------------------------------------------------------------------------------------------------------------
               3.1       Restated Certificate of Incorporation of the Company,
                         as corrected by the Certificate of Correction thereto
                         filed on July 6, 1995 and as amended by the Certificate
                         of Amendment thereto filed on March 6, 1998.

   (A)        3.2        By-Laws of the Company

   (A)        4.1        Specimen Share of Common Stock

   (B)        4.2        Amended and Restated Trust Agreement dated October
                         16, 1997, among the Registrant, as depositor,
                         Wilmington Trust Company, as property trustee, and the
                         Administrative Trustees of Yardville Capital Trust.

   (B)        4.3        Indenture dated October 16, 1997, between the
                         Registrant and Wilmington Trust Company, as trustee,
                         relating to the Registrant's 9.25% Subordinated
                         Debentures due 2027.

   (B)        4.4        Preferred Securities Guarantee Agreement dated as
                         of October 16, 1997, between the Registrant and
                         Wilmington Trust Company, as trustee, relating to the
                         Preferred Securities of Yardville Capital Trust.

              4.5 The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant's Series A 9.50% Junior Subordinated
                         Deferrable Interest Debentures due June 22, 2030: (i)
                         Amended and Restated Declaration of Trust dated June
                         23, 2000, among the Registrant, The Bank of New York, as property trustee, and the Administrative Trustees of Yardville Capital Trust II; (ii) Indenture dated as of
                         June 23, 2000, between the Registrant and The Bank of
                         New York, as trustee, relating to the Registrant's
                         Series A 9.50% Junior Subordinated Deferrable Interest
                         Debentures due June 22, 2030; and (iii) Series A
                         Capital Securities Guarantee Agreement dated as of June
                         23, 2000, between the Registrant and The Bank of New
                         York, as trustee, relating to the Series A Capital
                         Securities of Yardville Capital Trust II.

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


                                INDEX TO EXHIBITS

             Exhibit
              Number     Description
------------------------------------------------------------------------------------------------------------------

               4.7 The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant's Floating Rate Junior Subordinated
                         Deferrable Interest Debentures due March 1, 2033: (i)
                         Amended and Restated Declaration of Trust dated
                         February 19, 2003, among the Registrant, Wilmington
                         Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust IV;
                         (ii) Indenture dated as of February 19, 2003, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant's Floating Rate
                         Junior Subordinated Deferrable Interest Debentures due
                         March 1, 2033; and (iii) Capital Securities Guarantee
                         Agreement dated as of February 19, 2003, between the Registrant and Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of Yardville Capital Trust IV.

               10.1      Employment Contract between Registrant and Stephen F. Carman*

               10.2      Employment Contract between Registrant and Jay G. Destribats*

               10.3      Employment Contract between Registrant and James F. Doran*

               10.4      Employment Contract between Registrant and Frank Durand III*

               10.5      Employment Contract between Registrant and Howard N. Hall*

               10.6      Employment Contract between Registrant and Timothy J. Losch*

               10.7      Employment Contract between Registrant and Eugene C. McCarthy*

               10.8      Employment Contract between Registrant and Daniel J. O'Donnell*

               10.9      Employment Contract between Registrant and Patrick M. Ryan*

               10.10     Employment Contract between Registrant and John P. Samborski*

               10.11     Employment Contract between Registrant and Sarah J. Strout*

               10.12     Employment Contract between Registrant and Stephen R. Walker*

               10.13     Supplemental Executive Retirement Plan*

               10.14     Supplemental Executive Retirement Plan Summary for the Benefit of Jay G. Destribats*

               10.15     Supplemental Executive Retirement Plan Summary for the Benefit of Patrick M. Ryan*

               10.16     Supplemental Executive Retirement Plan Summary for the Benefit of Stephen F. Carman*

               10.17     Supplemental Executive Retirement Plan Summary for the Benefit of Timothy J. Losch*

               10.18     1988 Stock Option Plan*

   (D)         10.19     1994 Stock Option Plan*

               10.20     Directors' Deferred Compensation Plan*

   (C)         10.21     1997 Stock Option Plan*

   (F)         10.22     Yardville National Bank Employee Stock Ownership Plan, as amended*

   (E)         10.23     Lease agreement between Crestwood Construction and the Bank dated
                         May 25, 1998

                                INDEX TO EXHIBITS

             Exhibit
              Number     Description
------------------------------------------------------------------------------------------------------------------

   (G)         10.24     Real property lease between the Bank and BYN, LLC for our branch located at
                         1041 Route 206, Bordentown, New Jersey

   (G)         10.25     Real property lease between the Bank and FYNB,
                         LLC for our branch located in Raritan, New Jersey

   (G)         10.26     Real property lease between the Bank and Union Properties, LLC for our branch located at 1575
                         Brunswick Avenue, Lawrence, New Jersey

   (G)         10.27     Real property lease between the Bank and The Lalor Urban Renewal Limited Partnership for our branch located in the Lalor Plaza in Trenton, New Jersey

               21        List of Subsidiaries of the Registrant

               23        Consent of KPMG, LLP

               99.1      Certification by Patrick M. Ryan, President and CEO

               99.2      Certification by Stephen F. Carman, Vice President and Treasurer

               (A)       Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (Registration
                         No. 33-78050)

               (B)       Incorporated by reference to the Registrant's Registration Statement on Form S-2 (Registration
                         Nos. 333-35061 and 333-35061-01)

               (C)       Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration
                         No. 333-28193)

               (D)       Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, as amended by Form 10-Q/A filed June 9, 1998

               (E)       Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998

               (F)       Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration
                         No. 333-71741)

               (G)       Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration
                         No. 333-99269)


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

                                      E-3