Form 10-K/A
period 2002-12-31
YARDVILLE NATIONAL BANCORP
filed 2003-05-02
CIK 787849

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

(Mark One)

   |X|   Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2002.

                                       OR

   |_|   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to _________.

                          Commission File No.: 0-26086


                             Yardville National Bancorp
  ------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                New Jersey                               22-2670267
----------------------------------------   -------------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       Incorporation or organization)                Identification No.)

  2465 Kuser Road, Hamilton, New Jersey                     08690
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code: (609) 585-5100
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
  ------------------------------------------------------------------------------
                                 (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

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

                                EXPLANATORY NOTE

This Amendment to Annual Report on Form 10-K/A (the "Amendment") amends Item 7 of Part II and Item 15 of Part IV of the Annual Report on Form 10-K (the "10-K") of Yardville National Bancorp, a New Jersey corporation (the "Company"), filed on March 31, 2003, for the fiscal year ended December 31, 2002. This Amendment also amends Item 1 of Part I and Items 7A and 8 of Part II of the 10-K to the extent that certain portions of Item 7 of Part II and Item 15 of
Part IV are incorporated by reference therein. The purpose of this Amendment is to correct certain information reported in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the 10-K, and in Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K of the 10-K. Except as described above, the Company has not updated any of the other information included in the 10-K.

                                  FORM 10-K/A


                                     INDEX

                                                                                                                               PAGE
PART II

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations ...................          1

PART IV

Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K ........................................         31

Signatures..............................................................................................................         32
Certifications..........................................................................................................         33
Index to Financial Statements...........................................................................................        F-1
Index to Exhibits.......................................................................................................        E-1

Statements contained in this Amendment to Annual Report on Form 10-K/A regarding future events or performance are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could be quite different from those expressed or implied by the forward-looking statements. Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements.


                                    PART II


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

   The improvement in net income of $5.4 million in 2002 was driven by an increase of $10.4 million in net interest income. The improvement in net interest income was primarily the result of the reduction in our cost of funds and continued strong commercial loan growth.

   YNB's cost of liabilities declined $9.1 million in 2002 from 2001. Certificates of deposit (CDs), which represented 54.2% of our total deposit base at December 31, 2001, repriced 224 basis points lower during 2002 reducing the cost of those funds from 5.95% in 2001 to 3.71% in 2002. Total loans outstanding increased 18.6%, reaching a record level of $1.2 billion at December 31, 2002. Interest and fees on loans increased $5.0 million from $70.4 million in 2001 to $75.4 million in 2002. Overall loan quality remained strong as nonperforming assets to total assets decreased to 0.33% in 2002.

   Earnings per share, on a diluted basis, increased for the same reasons previously discussed. Due principally to the higher average shares outstanding related to the full impact of the private equity placement completed in August 2001 the percentage increase in diluted earnings per share in 2002 was less than net income.

   The key profitability ratios of Return on Average Assets (ROA) and Return on Average Stockholders' Equity (ROE) rebounded in 2002 as well. Our ROA increased to 0.67% from 0.48% in 2001, while ROE increased to 13.45% in 2002 from 9.86% in 2001. We expect that the implementation of our retail strategy described in this Annual Report, which is designed to further lower our cost of funds and build non-interest income, should begin to move our ROA higher in the future. Conversely, the issuance of 2.3 million common shares from our public common stock offering in late 2002 will have a negative impact on our ROE and earnings per share measurements in 2003. As the new capital is put to work over time, we expect ROE to return to levels experienced previously. Our higher level of net interest income also had a positive impact on YNB's efficiency ratio, which declined to 56.66% in 2002 from 65.77% in 2001.

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

   The following tables set forth our consolidated average balances of assets and liabilities and the related yields and costs for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. Average yields for each year are derived by dividing income by the average balance of the related assets, and average costs are derived by dividing expense by the average balance of the related liabilities. The yields and costs include fees, costs, premiums and discounts, which are considered adjustments to interest rates.


-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE BALANCES, YIELDS AND COSTS                                     December 31, 2002                   December 31, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Average                             Average
                                                                 Average                 Yield/      Average                 Yield/
(in thousands)                                                   Balance     Interest     Cost       Balance     Interest     Cost
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Deposits with other banks                                      $    2,887    $     60     2.08%    $    3,816    $    171     4.48%
Federal funds sold                                                 72,790       1,157     1.59         74,624       2,765     3.71
Securities                                                        863,695      43,533     5.04        747,172      45,604     6.10
Loans (1)                                                       1,085,306      75,395     6.95        891,957      70,408     7.89
-----------------------------------------------------------------------------------------------------------------------------------
 Total interest earning assets                                 $2,024,678    $120,145     5.93%    $1,717,569    $118,948     6.93%
-----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EARNING ASSETS:
Cash and due from banks                                        $   22,965                          $   21,026
Allowance for loan losses                                         (14,771)                            (11,583)
Premises and equipment, net                                        11,363                              10,081
Other assets                                                       51,198                              52,288
-----------------------------------------------------------------------------------------------------------------------------------
 Total non-interest earning assets                                 70,755                              71,812
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                   $2,095,433                          $1,789,381
===================================================================================================================================
INTEREST BEARING LIABILITIES:
Deposits:
 Savings, money markets, and interest bearing demand           $  469,985    $ 11,228     2.39%    $  318,595    $  9,931     3.12%
 Certificates of deposit of $100,000 or more                      148,119       5,184     3.50        129,340       7,581     5.86
 Other time deposits                                              469,858      17,747     3.78        453,747      27,085     5.97
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing deposits                              1,087,962      34,159     3.14        901,682      44,597     4.95
 Borrowed funds                                                   735,201      36,403     4.95        644,690      35,264     5.47
 Trust preferred securities                                        32,500       3,100     9.54         31,048       2,952     9.51
-----------------------------------------------------------------------------------------------------------------------------------
   Total interest bearing liabilities                          $1,855,663    $ 73,662     3.97%    $1,577,420    $ 82,813     5.25%
-----------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST BEARING LIABILITIES:
Demand deposits                                                $  118,154                          $  104,577
Other liabilities                                                  17,493                              20,617
Stockholders' equity                                              104,123                              86,767
-----------------------------------------------------------------------------------------------------------------------------------
   Total non-interest bearing liabilities and stockholders'
     equity                                                    $  239,770                          $  211,961
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                     $2,095,433                          $1,789,381
===================================================================================================================================
Interest rate spread (2)                                                                  1.96%                               1.68%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest Income and margin (3)                                           $ 46,483     2.30%                  $ 36,135     2.10%
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income and margin (tax equivalent basis) (4)                    $ 47,728     2.36%                  $ 37,197     2.17%
===================================================================================================================================

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


 ----------------------------------------------------------------------------------------------------------
               December 31, 2000                  December 31, 1999                December 31, 1998
 ----------------------------------------------------------------------------------------------------------
                                 Average                          Average                           Average
         Average                 Yield/     Average                Yield/    Average                Yield/
         Balance     Interest     Cost      Balance    Interest     Cost     Balance    Interest     Cost
 ----------------------------------------------------------------------------------------------------------


        $    1,322   $     82     6.20%    $    734    $    45      6.13%    $  3,365    $   175     5.20%
            37,961      2,454     6.46       17,932        904      5.04        6,180        333     5.39
           494,439     33,435     6.76      341,135     21,216      6.22      198,890     12,197     6.13
           723,570     64,418     8.90      564,552     47,554      8.42      438,050     38,218     8.72
 ----------------------------------------------------------------------------------------------------------
        $1,257,292   $100,389     7.98%    $924,353    $69,719      7.54%    $646,485    $50,923     7.88%
 ----------------------------------------------------------------------------------------------------------

        $   18,307                         $ 16,208                          $ 15,398
            (9,798)                          (7,638)                           (6,102)
             9,303                            7,493                             5,786
            32,944                           29,109                            22,599
 ----------------------------------------------------------------------------------------------------------
            50,756                           45,172                            37,681
 ----------------------------------------------------------------------------------------------------------
        $1,308,048                         $969,525                          $684,166
 ==========================================================================================================


        $  233,012   $  7,937     3.41%    $185,504    $ 4,887      2.63%    $165,534    $ 5,034     3.04%
           106,851      6,918     6.47       51,290      2,643      5.15       25,550      1,386     5.42
           408,414     24,772     6.07      320,809     17,528      5.46      211,790     12,152     5.74
 ----------------------------------------------------------------------------------------------------------
           748,277     39,627     5.30      557,603     25,058      4.49      402,874     18,572     4.61
           367,021     21,219     5.78      256,957     13,523      5.26      158,106      8,756     5.54
            19,333      1,808     9.35       11,500      1,064      9.25       11,500      1,064     9.25
 ----------------------------------------------------------------------------------------------------------
        $1,134,631   $ 62,654     5.52%    $826,060    $39,645      4.80%    $572,480    $28,392     4.96%
 ----------------------------------------------------------------------------------------------------------

        $   96,024                         $ 81,843                          $ 66,857
            11,284                            9,351                             4,857
            66,109                           52,271                            39,972
 ----------------------------------------------------------------------------------------------------------

        $  173,417                         $143,465                          $111,686
 ----------------------------------------------------------------------------------------------------------
        $1,308,048                         $969,525                          $684,166
 ==========================================================================================================
                                  2.46%                             2.74%                            2.92%
 ----------------------------------------------------------------------------------------------------------
                     $ 37,735     3.00%                $30,074      3.25%                $22,531     3.49%
 ----------------------------------------------------------------------------------------------------------
                     $ 38,656     3.07%                $30,786      3.33%                $22,950     3.55%
 ==========================================================================================================

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

-----------------------------------------------------------------------------------------------------------------------------------
RATE/VOLUME ANALYSIS

                                                                             2002 vs. 2001                    2001 vs. 2000
                                                                          Increase (Decrease)              Increase (Decrease)
                                                                          Due to Changes In:                Due to Changes In:
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                       Volume      Rate       Total      Volume      Rate      Total
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
Deposits with other banks                                           $   (35)   $    (76)  $   (111)   $   117    $    (28)  $    89
Federal funds sold                                                      (66)     (1,542)    (1,608)     1,665      (1,354)      311
Securities                                                            6,512      (8,583)    (2,071)    15,600      (3,431)   12,169
Loans (1)                                                            14,040      (9,053)     4,987     13,852      (7,862)    5,990
-----------------------------------------------------------------------------------------------------------------------------------
 Total interest income                                               20,451     (19,254)     1,197     31,234     (12,675)   18,559
===================================================================================================================================
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand                   3,986      (2,689)     1,297      2,738        (744)    1,994
Certificates of deposit of $100,000 or more                             982      (3,379)    (2,397)     1,358        (695)      663
Other time deposits                                                     930     (10,268)    (9,338)     2,725        (412)    2,313
-----------------------------------------------------------------------------------------------------------------------------------
 Total deposits                                                       5,898     (16,336)   (10,438)     6,821      (1,851)    4,970
Borrowed funds                                                        4,677      (3,538)     1,139     15,240      (1,195)   14,045
Trust preferred securities                                              139           9        148      1,113          31     1,144
-----------------------------------------------------------------------------------------------------------------------------------
Total interest expense                                               10,714     (19,865)    (9,151)    23,174      (3,015)   20,159
===================================================================================================================================
 Change in net interest income                                      $ 9,737    $    611   $ 10,348    $ 8,060     $(9,660)  $(1,600)
===================================================================================================================================

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

   Although our average securities portfolio increased $116.5 million in 2002, the decline in yield of 106 basis points caused interest income on securities to decrease $2.1 million. During 2002, we implemented a strategy to reduce the investment portfolio duration to better position our balance sheet for rising interest rates. This action, while improving our longer-term interest rate risk position (for further information see "Market Risk"), negatively impacted net interest income and our net interest margin in 2002.

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

   We manage a portion of our investment portfolio with the primary objectives of enhancing return on average stockholders' equity and earnings per share. We refer to this as our Investment Growth Strategy. The income from this strategy has helped to offset the costs from the growth of our infrastructure and enhanced total net interest income. In connection with this strategy, we utilize asset liability simulation models to analyze risk and reward relationships in different interest rate environments, based on the composition of investments in the portfolio and our overall interest rate risk position. While this strategy has minimal credit risk, it does increase our overall interest rate risk. The amount of securities managed in the Investment Growth Strategy totaled $230.1 million at December 31, 2002, or 10.3% of our assets, and we have currently capped the strategy at $380.0 million. The net interest margin was negatively impacted by the Investment Growth Strategy by approximately 30 basis points in 2002, 35 basis points in 2001, and 52 basis points in 2000.

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

   The major components of non-interest income are presented in the following table.


                                                                                                           Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                             2002      2001     2000
-----------------------------------------------------------------------------------------------------------------------------------
Service charges on deposit accounts                                                                       $2,203    $1,857   $1,551
Securities gains, net                                                                                      3,084     3,182       46
Earnings on bank owned life insurance                                                                      1,678     1,784      822
Other service fees                                                                                         1,145       990      822
Investment and insurance fees                                                                                 35        29        -
Gains on sales of mortgages, net                                                                               8        14       10
Other non-interest income                                                                                    151       181      175
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                                    $8,304    $8,037   $3,426
===================================================================================================================================


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

   Earnings on BOLI totaled $1.7 million in 2002, a decrease of $106,000 or 5.9% compared to $1.8 million in 2001. The modest decline in income was primarily due to lower yields on the floating rate portion of BOLI assets we own. Income from BOLI totaled $822,000 in 2000. In December 2002, we purchased an additional $7.5 million of BOLI assets, bringing our total investment in BOLI assets to approximately $40.9 million. The purchase of BOLI assets in 2002 had little impact on our liquidity position. As was the case with all of our BOLI asset purchases, after the initial purchase there are no additional premiums paid on these policies. BOLI assets offset the cost of deferred compensation plans and reduce our overall effective tax rate.

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

   The following table presents the major components of non-interest expense for the years indicated.


                                                                                                          Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                           2002      2001       2000
-----------------------------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                                                         $17,890    $14,923   $11,632
Occupancy expense, net                                                                                   3,507      2,817     2,404
Equipment expense                                                                                        2,423      2,021     1,892
Marketing                                                                                                1,104        957     1,144
Stationery and supplies                                                                                    823        633       628
Communication and postage                                                                                  809        694       601
Outside services and processing                                                                            595        400       269
Audit and examination fees                                                                                 570        501       396
Other real estate expenses                                                                                 418        831       893
Attorneys' fees                                                                                            258        238       257
Insurance (other)                                                                                          205        152       156
FDIC insurance premium                                                                                     200        180       161
Amortization of trust preferred expenses                                                                   190        210       176
Early retirement of debt expense                                                                            --      2,217        --
Other                                                                                                    2,052      2,278     2,252
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                                 $31,044    $29,052   $22,861
===================================================================================================================================

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

FINANCIAL CONDITION YEARS ENDED DECEMBER 31, 2002 AND 2001

TOTAL ASSETS

YNB's assets were $2.2 billion at year-end 2002 versus $1.9 billion the previous year, an increase of $288.1 million, or 14.8%. The growth in our asset base throughout 2002 was primarily due to an increase in loans and securities. Average loans and securities grew 21.7% and 15.6%, respectively, in 2002. YNB's strength as a business-focused, relationship-oriented independent community bank was reflected in our financial results in 2002.

   Headquartered in Mercer County for 78 years and having established commercial loans as the foundation for our growth, we are now focusing our efforts in expanding our retail network in the demographically attractive markets of Hunterdon, Somerset and Middlesex Counties in New Jersey. We believe that the strength of our markets, relationship banking philosophy, and experienced management team, combined with industry consolidation, provide us with continued opportunities to expand market share and attain the goal of enhancing our franchise value.

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

   Fixed rate U.S. agency securities and fixed rate U.S. agency Collateralized Mortgage Obligations (CMOs) increased $136.0 million and $89.4 million, respectively in 2002, accounting primarily for the net increase in the AFS portfolio. Shorter duration U.S. agency CMOs and short-term agency callable bonds were purchased to meet the asset and liability objectives of managing longer-term interest rate risk and enhancing liquidity. These securities were also purchased to reduce higher Federal funds sold balances as the average yield for all of 2002 was only 1.59%. Conversely, fixed rate U.S. agency mortgage-backed securities decreased $143.0 million in 2002, indicative of sales activity and higher than projected prepayment speeds.

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

   Investment securities classified as held to maturity totaled $54.7 million at December 31, 2002 compared to $65.8 million at December 31, 2001. Securities in this category, for which there is the intent and the ability to hold to maturity, are carried at amortized historical cost. This portfolio is comprised of state and municipal and agency mortgage-backed securities. The decline in the held to maturity portfolio was due to the call of $13.0 million in callable agency securities. Partially offsetting this decline was net growth of $1.6 million in the municipal bond portfolio. The municipal bond portfolio grew to $50.3 million at December 31, 2002 from $48.7 million at December 31, 2001. Municipal bonds were purchased to reduce our effective tax rate and enhance the tax equivalent yield of the portfolio. Based on our anticipated levels of taxable income, we expect in 2003 to increase the size of our municipal bond portfolio. At December 31, 2002, investment securities had unrealized gains of $2.0 million compared to net unrealized losses of $866,000 at December 31, 2001. The yield on this portfolio increased 6 basis points to 7.01% in 2002 as compared to 6.95% in 2001.

   The following tables present the amortized cost and market values of YNB's securities portfolios as of December 31, 2002, 2001, and 2000.


-----------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
                                                                                           December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       2002                    2001                    2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                              Amortized     Market    Amortized     Market     Amortized    Market
(in thousands)                                                   Cost       Value        Cost        Value       Cost        Value
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of other U.S.
  government agencies                                          $245,973    $248,901    $113,862    $113,861    $173,608    $172,374
Mortgage-backed securities                                      468,745     478,357     521,988     523,179     338,377     336,798
Corporate obligations                                            55,087      53,696      72,946      72,311      26,713      27,091
Federal Reserve Bank Stock                                        2,411       2,411       2,381       2,381       2,036       2,036
Federal Home Loan Bank Stock                                     37,300      37,300      34,751      34,751      26,639      26,639
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                          $809,516    $820,665    $745,928    $746,483    $567,373    $564,938
===================================================================================================================================



-----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT SECURITIES
                                                                                            December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                        2002                   2001                    2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                Amortized    Market    Amortized     Market    Amortized    Market
(in thousands)                                                     Cost       Value       Cost       Value       Cost        Value
-----------------------------------------------------------------------------------------------------------------------------------
Obligations of other U.S. government agencies                    $     -     $     -    $13,000     $13,066    $ 68,185    $ 66,439
Obligations of state and political subdivisions                   50,308      52,212     48,694      47,729      38,660      38,336
Mortgage-backed securities                                         4,382       4,498      4,059       4,092       3,855       3,785
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                            $54,690     $56,710    $65,753     $64,887    $110,700    $108,560
===================================================================================================================================

   The expected maturities and average weighted yields for YNB's securities portfolios as of December 31, 2002 are shown below. Yields for tax-exempt securities are presented on a fully taxable equivalent basis assuming a 34% tax rate.

-----------------------------------------------------------------------------------------------------------------------------------
SECURITY MATURITIES AND AVERAGE WEIGHTED YIELDS

SECURITIES AVAILABLE FOR SALE
                                                                                             December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    After one    After five
                                                                         Within    but within    but within      After
(in thousands)                                                          one year   five years     ten years    ten years     Total
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and obligations of other U.S. government
  agencies                                                              $24,348     $193,184       $31,369     $      -    $248,901
Mortgage-backed securities                                                    -            -        49,573      428,784     478,357
Corporate obligations                                                     1,287        4,861         1,000       46,548      53,696
Federal Reserve Bank Stock                                                    -            -             -        2,411       2,411
Federal Home Loan Bank Stock                                                  -            -             -       37,300      37,300
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                  $25,635     $198,045       $81,942     $515,043    $820,665
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average yield, computed on a tax equivalent basis                 3.28%        3.77%         4.82%        4.79%       4.50%
===================================================================================================================================



INVESTMENT SECURITIES
                                                                                              December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     After one    After five
                                                                          Within    but within    but within      After
(in thousands)                                                           one year   five years     ten years    ten years    Total
-----------------------------------------------------------------------------------------------------------------------------------
Obligations of state and political subdivisions                           $ 750       $3,588        $7,366       $38,604    $50,308
Mortgage-backed securities                                                    -            -         1,174         3,208      4,382
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                    $ 750       $3,588        $8,540       $41,812    $54,690
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average yield, computed on a tax equivalent basis                 6.99%        7.46%         6.77%         7.03%      7.01%
===================================================================================================================================


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

LOANS

We continue to emphasize commercial real estate and commercial and industrial lending to individuals and small to mid-sized businesses. From December 31, 1998 to December 31, 2002, we increased our total loans from $491.6 million to $1.2 billion for a 24.9% compound annual growth rate during that period. We have achieved these results by stressing quality growth, product and industry diversification, while maintaining strong underwriting standards in a competitive environment.

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


-----------------------------------------------------------------------------------------------------------------------------------
LOAN PORTFOLIO COMPOSITION
                                                                           December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                      2002                  2001                 2000                1999                1998
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                  Amount        %       Amount        %      Amount       %      Amount       %       Amount      %
-----------------------------------------------------------------------------------------------------------------------------------
Commercial real estate
 Owner occupied               $  164,450     13.8%  $  143,767     14.3%  $135,234     16.5%  $118,068     18.3%   $ 85,856    17.5%
 Investor occupied               321,583     26.9      255,471     25.3    198,184     24.2    173,645     26.8     109,316    22.2
 Construction and
  development                    121,295     10.1       99,978      9.9     93,432     11.4     48,535      7.5      36,150     7.4
Residential
 1-4 family                      116,829      9.8      107,840     10.7     92,876     11.4     74,639     11.5      63,632    12.9
 Multi-family                     34,012      2.8       33,970      3.4     27,800      3.4     18,678      2.9      14,858     3.0
Commercial and industrial
 Term                            129,513     10.8      117,005     11.6    116,995     14.3     63,066      9.7      49,714    10.1
 Lines of Credit                 207,562     17.4      164,075     16.3     72,217      8.8     77,152     11.9      62,156    12.6
 Demand                              972      0.1        1,055      0.1      1,389      0.2        959      0.2         741     0.2
Consumer
 Home Equity                      70,579      5.9       58,084      5.8     50,809      6.2     45,469      7.0      45,396     9.2
 Installment                      19,078      1.6       19,266      1.9     22,428      2.7     20,375      3.2      18,093     3.7
 Other                             9,270      0.8        7,462      0.7      6,925      0.9      6,151      1.0       5,737     1.2
-----------------------------------------------------------------------------------------------------------------------------------
Total                         $1,195,143    100.0%  $1,007,973    100.0%  $818,289    100.0%  $646,737    100.0%   $491,649   100.0%
===================================================================================================================================


   Investor occupied and commercial and industrial lines of credit were the two loan types with the highest loan growth in 2002, increasing $66.1 million and $43.5 million, respectively. YNB's loan portfolio represented 53.6% of total assets at December 31, 2002 versus 51.9% at year-end 2001.

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

   Residential loans are comprised of 1-4 family and multi-family loans. This segment of the portfolio totaled $150.8 million at December 31, 2002, up $9.0 million, or 6.4% from the prior year total of $141.8 million. The low interest rate environment stimulated ongoing refinancing activity and growth in this portfolio during 2002. Residential 1-4 family loans represented $116.8 million, or 77.5% of the total. Our residential mortgage loans are secured by first liens on the underlying real property. We are a participating seller/ servicer with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) and we generally underwrite our single-family residential mortgage loans to conform with standards required by these agencies. Multi-family loans, which represented $34.0 million of the total, primarily consist of loans secured by apartment complexes.

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


COMMERCIAL AND INDUSTRIAL LOANS
(dollars in thousands)
                                                                                                          December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                               Percent      Number
Industry Classification                                                                            Balance    of balance   of loans
-----------------------------------------------------------------------------------------------------------------------------------
Services                                                                                          $ 88,449       26.2%        259
Retail trade                                                                                        30,859        9.1         100
Real estate-related                                                                                 52,250       15.5         176
Manufacturing                                                                                       18,325        5.4          74
Construction                                                                                        73,373       21.7          99
Wholesale trade                                                                                     13,204        3.9          52
Individuals                                                                                         33,946       10.0         109
Transportation and public utilities                                                                  5,801        1.7          33
Other                                                                                               21,840        6.5          57
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                             $338,047      100.0%        959
===================================================================================================================================


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


TOTAL LOAN PORTFOLIO
(In millions)                                                                                1998   1999    2000     2001     2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                             $492   $647    $818    $1,008   $1,195
-----------------------------------------------------------------------------------------------------------------------------------

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

   The contract amounts of off-balance sheet financial instruments as of December 31, 2002 and 2001 for commitments to extend credit were $243.1 million and $191.8 million, respectively, and for letters of credit were $19.6 million and $13.4 million, respectively.

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


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 After one
                                                                                     Within     but within      After
(in thousands)                                                                      one year    five years    five years     Total
-----------------------------------------------------------------------------------------------------------------------------------
Maturities:
 Commercial and industrial                                                          $174,932     $140,752      $22,363     $338,047
 Commercial real estate-construction and development                                  75,985       45,093          217      121,295
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                               $250,917     $185,845      $22,580     $459,342
-----------------------------------------------------------------------------------------------------------------------------------
Type:
 Floating rate loans                                                                $232,744     $104,293      $ 9,156     $346,193
 Fixed rate loans                                                                     18,173       81,552       13,424      113,149
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                              $250,917     $185,845      $22,580     $459,342
===================================================================================================================================


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


-----------------------------------------------------------------------------------------------------------------------------------
NONPERFORMING ASSETS
                                                                                                       December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                          2002     2001      2000      1999     1998
-----------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans:
 Commercial real estate                                                                $2,395   $  888    $2,075    $  733   $1,035
 Residential                                                                            1,526    1,133     2,423       740      175
 Commercial and industrial                                                              1,143    1,494       851       441      594
 Consumer                                                                                  55       98       453       275      242
-----------------------------------------------------------------------------------------------------------------------------------
   Total nonaccrual loans                                                               5,119    3,613     5,802     2,189    2,046
-----------------------------------------------------------------------------------------------------------------------------------
Restructured loans                                                                        711      770       532       540      634
-----------------------------------------------------------------------------------------------------------------------------------
Loans 90 days or more past due:
 Residential                                                                              323      514       526       206      771
 Commercial and industrial                                                                  -        -         -        47        -
 Consumer                                                                                 121      228       173        96      422
-----------------------------------------------------------------------------------------------------------------------------------
Total loans 90 days or more past due                                                      444      742       699       349    1,193
-----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming loans                                                               6,274    5,125     7,033     3,078    3,873
Other real estate                                                                       1,048    2,329     2,041     2,585    4,957
-----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming assets                                                             $7,322   $7,454    $9,074    $5,663   $8,830
===================================================================================================================================


   Nonperforming loans totaled $6.27 million at December 31, 2002, an increase of $1.14 million from the $5.13 million amount reported at December 31, 2001. The increase in nonperforming loans resulted from an increase in nonaccrual loans.

   Nonaccrual loans were $5.1 million, or 0.43% of total loans, at December 31, 2002 an increase of $1.5 million from the December 31, 2001 total of $3.6 million. Commercial real estate loans accounted principally for the increase in nonaccrual loans. Commercial loans represented approximately 70% of total nonaccrual loans.

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


TOTAL NONPERFORMING ASSETS AS A PERCENTAGE OF TOTAL ASSETS
(Percentage)                                                                                     1998   1999    2000    2001   2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1.17%  0.50%   0.56%   0.38%  0.33%
===================================================================================================================================


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


-----------------------------------------------------------------------------------------------------------------------------------
ALLOWANCE FOR LOAN LOSSES
                                                                                    At or for the year ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                              2002         2001         2000        1999       1998
-----------------------------------------------------------------------------------------------------------------------------------
Allowance balance, beginning of year                                     $   13,542   $   10,934    $  8,965    $  6,768   $  5,570
Charge offs:
 Commercial real estate                                                         (78)        (696)       (356)       (233)      (453)
 Residential                                                                   (168)           -        (288)          -          -
 Commercial and industrial                                                     (719)        (591)       (896)       (278)       (94)
 Consumer                                                                      (223)        (412)       (327)       (574)      (296)
-----------------------------------------------------------------------------------------------------------------------------------
   Total charge offs                                                         (1,188)      (1,699)     (1,867)     (1,085)      (843)
===================================================================================================================================
Recoveries:
 Commercial real estate                                                           1            -           -          20          4
 Commercial and industrial                                                       11           31           -           -          3
 Consumer                                                                        80          351         136          87         59
-----------------------------------------------------------------------------------------------------------------------------------
   Total recoveries                                                              92          382         136         107         66
===================================================================================================================================
Net charge offs                                                              (1,096)      (1,317)     (1,731)       (978)      (777)
Provision charged to operations                                               4,375        3,925       3,700       3,175      1,975
-----------------------------------------------------------------------------------------------------------------------------------
Allowance balance, end of year                                           $   16,821   $   13,542    $ 10,934    $  8,965   $  6,768
-----------------------------------------------------------------------------------------------------------------------------------
Loans, end of year                                                       $1,195,143   $1,007,973    $818,289    $646,737   $491,649
Average loans outstanding                                                $1,085,306   $  891,957    $723,570    $564,552   $438,050
Allowance for loan losses to total loans                                       1.41%        1.34%       1.34%       1.39%      1.38%
Net charge offs to average loans outstanding                                   0.10         0.15        0.24        0.17       0.18
Nonperforming loans to total loans                                             0.52         0.51        0.86        0.48       0.79
Nonperforming assets to total assets                                           0.33         0.38        0.56        0.50       1.17
Nonperforming assets to total loans and other real estate owned                0.61         0.74        1.11        0.87       1.78
Allowance for loan losses to
  nonperforming assets                                                       229.73       181.67      120.50      158.31      76.65
Allowance for loan losses to
  nonperforming loans                                                        268.11%      264.23%     155.47%     291.26%    174.75%
===================================================================================================================================


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


                                                                     December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                  2002                                   2001                                   2000
-----------------------------------------------------------------------------------------------------------------------------------
                                           Percent of                             Percent of                             Percent of
                   Reserve   Percent of     Loans to     Reserve    Percent of     Loans to     Reserve    Percent of     Loans to
(in thousands)     Amount     Allowance    Total Loans    Amount    Allowance    Total Loans     Amount    Allowance    Total Loans
-----------------------------------------------------------------------------------------------------------------------------------
Commercial real
  estate           $ 8,189       48.7%         50.8%     $ 6,843       50.5%         49.5%      $ 6,303       57.6%         52.1%
Residential          1,063        6.3          12.6        1,106        8.2          14.1         1,118       10.2          14.8
Commercial and
  industrial         6,886       40.9          28.3        4,974       36.7          28.0         2,739       25.1          23.3
Consumer               683        4.1           8.3          619        4.6           8.4           774        7.1           9.8
-----------------------------------------------------------------------------------------------------------------------------------
 Total             $16,821      100.0%        100.0%     $13,542      100.0%        100.0%      $10,934      100.0%        100.0%
===================================================================================================================================



                                                                                        December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                         1999                                   1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Percent of                             Percent of
                                                         Reserve    Percent of     Loans to     Reserve    Percent of     Loans to
(in thousands)                                            Amount    Allowance    Total Loans     Amount    Allowance    Total Loans
-----------------------------------------------------------------------------------------------------------------------------------
Commercial real
  estate                                                  $5,229       58.3%         52.6%       $3,594       53.1%         47.1%
Residential                                                  840        9.4          14.4           598        8.8          15.9
Commercial and
  industrial                                               2,303       25.7          21.8         1,994       29.5          22.9
Consumer                                                     593        6.6          11.2           582        8.6          14.1
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                    $8,965      100.0%        100.0%       $6,768      100.0%        100.0%
===================================================================================================================================


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

   Total deposits grew to $1.3 billion at December 31, 2002 compared to $1.1 billion at year-end 2001, an increase of 16.4%. The successful opening of branches in new markets and increased marketing resulted in growth across all deposit types. The growth in our deposit base in 2002 was primarily in money market deposits, and, to a lesser extent, time deposits. Average total deposits for 2002 totaled $1.2 billion compared to $1.0 billion for 2001, an increase of 19.9%. The average rate paid on YNB's deposits during 2002 was 2.83%, a 160 basis point decrease from the 4.43% average rate for 2001. As anticipated, our cost of funds dropped dramatically as higher costing time deposits repriced lower in 2002.

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

   The following table provides information concerning average balances and rates of deposits for the years indicated:


-----------------------------------------------------------------------------------------------------------------------------------
AVERAGE DEPOSIT BALANCES AND RATES
                                                           2002                         2001                         2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                     % of                          % of                        % of
(in thousands)                                   Balance     Rate    Total     Balance     Rate   Total     Balance    Rate   Total
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing demand deposits            $  118,154      -%     9.8%  $  104,577       -%   10.4%   $ 96,024       -%   11.4%
Interest bearing demand deposits                   113,261   2.38      9.4       88,765    2.70     8.8      67,443    2.60     8.0
Money market deposits                              276,506   2.75     22.9      154,901    4.02    15.4      89,232    4.85    10.6
Savings deposits                                    80,218   1.16      6.7       74,929    1.75     7.4      76,337    2.43     9.0
Certificates of deposit of $100,000 or more        148,119   3.50     12.3      129,340    5.86    12.9     106,581    6.47    12.7
Other time deposits                                469,858   3.78     38.9      453,747    5.97    45.1     408,414    6.07    48.3
-----------------------------------------------------------------------------------------------------------------------------------
Total                                           $1,206,116   2.83%   100.0%  $1,006,259    4.43%  100.0%   $844,301    4.69%  100.0%
===================================================================================================================================


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

   The following table details amounts and maturities for certificates of deposit of $100,000 or more for the years indicated:


                                                                December 31,
--------------------------------------------------------------------------------
(in thousands)                                                 2002       2001
--------------------------------------------------------------------------------
Maturity range:
Within three months                                          $ 46,683   $ 60,878
After three months but within six months                       22,015     28,096
After six months but within twelve months                      36,466     44,017
After twelve months                                            40,027      4,693
--------------------------------------------------------------------------------
Total                                                        $145,191   $137,684
================================================================================

   Certificates of deposit of $100,000 or more totaled $145.2 million, or 11.4% of deposits, at December 31, 2002 compared to $137.7 million, or 12.6% of deposits at December 31, 2001.


TOTAL DEPOSITS AT YEAR END
(In millions)                                                                             1998    1999     2000     2001      2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          $520   $744     $950     $1,093    $1,272
===================================================================================================================================


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

ASSET AND LIABILITY MANAGEMENT

The objective of asset and liability management is the prudent control of liquidity risk, market risk, and the appropriate use of capital, while maximizing profitability. Our asset/liability and investment committees provide oversight to the interest rate risk management process and recommend policy guidelines regarding exposure to interest rates for approval by the Board of Directors. Adherence to these policies is monitored on an ongoing basis and decisions related to the management of interest rate exposure due to changes in balance sheet composition and/or market interest rates are made when appropriate and agreed to by these committees and approved by the Board of Directors.

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

   Liquidity was again actively managed in 2002, as strong earning asset growth continued. We maintain a portion of our assets in a diversified portfolio of marketable securities, including U.S. Government agency and mortgage-backed instruments, from which funds could be promptly generated. Total unpledged securities were approximately $308.7 million at December 31, 2002 and $246.8 million at December 31, 2001. We have built the unpledged security position by purchasing short-term high quality securities with comparatively modest market value risk. A higher level of Federal funds sold may be experienced from time to time instead of building the unpledged security position. This may be due to projected loan growth or investment opportunities in the marketplace.

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

   The primary goal of our interest rate risk management is to control exposure to interest rate risk inherent in the balance sheet, determine the level of risk appropriate given our strategic objectives, and manage the risk consistent with the Board of Directors' approved limits and guidelines. These limits and guidelines reflect our tolerance for interest rate risk over both short- and long-term time horizons. Our asset and liability and investment committees meet monthly to discuss pertinent asset and liability issues. On a quarterly basis, management provides a detailed review of our interest rate risk position to the Board of Directors.

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


-----------------------------------------------------------------------------------------------------------------------------------
RATE SENSITIVE ASSETS AND LIABILITIES
                                                                                December 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------
                                                            Six      More than    More than     More than    More than
                                               Under      months     one year     two years    five years    ten years
                                                six       through     through      through       through      and not
(in thousands)                                 months    one year    two years   five years     ten years    repricing        Total
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                       $      -   $      -    $      -     $      -      $       -    $ 28,608    $   28,608
Federal funds sold and interest bearing
  deposits                                      74,986          -           -            -              -           -        74,986
Available for sale securities                  254,357    140,575     183,891      131,987         33,409      76,446       820,665
Investment securities                              971        997       1,682        4,341          7,361      39,338        54,690
Loans                                          306,140    124,550     157,339      380,615        161,247      65,252     1,195,143
Other assets, net                                    -     15,911           -            -              -      41,455        57,366
-----------------------------------------------------------------------------------------------------------------------------------
 Total Assets                                 $636,454   $282,033    $342,912     $516,943      $ 202,017    $251,099    $2,231,458
===================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Non-interest bearing demand                   $      -   $      -    $      -     $      -      $       -    $126,183    $  126,183
Savings and interest bearing demand             37,001          -      15,600      152,215              -           -       204,816
Money markets                                  190,804          -           -      123,725              -           -       314,529
Certificates of deposit of $100,000
  or more                                       68,698     36,466      23,169       16,858              -           -       145,191
Other time deposits                            158,518    104,203     141,478       77,368              -           -       481,567
-----------------------------------------------------------------------------------------------------------------------------------
Total deposits                                $455,021   $140,669    $180,247     $370,166      $       -    $126,183    $1,272,286
Borrowed funds                                 144,311          -         400       22,500        590,500           -       757,711
Trust preferred securities                      11,500          -           -            -              -      21,000        32,500
Other liabilities                                    -          -           -            -              -      23,022        23,022
Stockholders' equity                                 -          -           -            -              -     145,939       145,939
-----------------------------------------------------------------------------------------------------------------------------------
 Total Liabilities and Stockholders'
   Equity                                     $610,832   $140,669    $180,647     $392,666      $ 590,500    $316,144    $2,231,458
===================================================================================================================================
Gap                                             25,622    141,364     162,265      124,277       (388,483)    (65,045)
Cumulative gap                                  25,622    166,986     329,251      453,528         65,045           -
Cumulative gap to total assets                     1.1%       7.5%       14.8%        20.3%           2.9%          -
-----------------------------------------------------------------------------------------------------------------------------------


   As indicated in the table above, our one-year gap position at December 31, 2002 was a positive 7.5%. Generally, a financial institution with a positive gap position will most likely experience an increase in net interest income during periods of rising rates and decreases in net interest income during periods of falling interest rates.

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

                                                    Percentage Change in Net
                                                         Interest Income
                                                 -------------------------------
Change in Market Interest Rates                            2003             2004
--------------------------------------------------------------------------------
+200 basis points                                           5.6              3.4
Flat                                                          -                -
-100 basis points                                          (2.7)            (2.3)
--------------------------------------------------------------------------------


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

                                                        Percentage Change
                                                             in EVE
                                                 -------------------------------
Change in Market Interest Rates
(Rate Shock)                                               2002             2001
--------------------------------------------------------------------------------
+200 basis points                                           -11              -45
-100 basis points                                           -18               -1
--------------------------------------------------------------------------------


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


                                                                                                                               Cash
                                                                                                                           Dividend
2002 Quarter                                                                                             High      Low     Declared
-----------------------------------------------------------------------------------------------------------------------------------
First                                                                                                   $13.45    $12.25     $0.11
Second                                                                                                   19.94     12.89      0.11
Third                                                                                                    21.20     16.05      0.11
Fourth                                                                                                   19.05     16.35      0.11
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                                                       $0.44
===================================================================================================================================



2001 Quarter
-----------------------------------------------------------------------------------------------------------------------------------
First                                                                                                      $14.25    $12.06   $0.11
Second                                                                                                      14.45     13.56    0.11
Third                                                                                                       14.10     11.00    0.11
Fourth                                                                                                      12.80     10.96    0.11
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                                                        $0.44
===================================================================================================================================


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

   The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") established five capital level designations ranging from "well capitalized" to "critically undercapitalized." A bank is considered "well capitalized" if it has minimum Tier I and total risk-based capital ratios of 6% and 10%, respectively, and a minimum Tier I leverage ratio of 5%. At December 31, 2002, our capital ratios exceeded the above ratios required by regulatory definition to be considered well capitalized. The table below summarizes YNB's capital ratios for the years indicated:


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    December 31,
                                                                                                                -------------------
                                                                                                                2002    2001   2000
-----------------------------------------------------------------------------------------------------------------------------------
Tier I leverage                                                                                                  8.2%    6.9%   8.1%
Tier I risk-based                                                                                               11.8%   10.0%  10.6%
Total risk-based                                                                                                13.0%   11.3%  11.6%
===================================================================================================================================


   On March 28, 2001, Yardville Capital Trust III (Trust III), a statutory business trust and a wholly owned subsidiary of Yardville National Bancorp, issued $6.0 million of 10.18% Trust Preferred Securities in a private placement and $190,000 of 10.18% Common Securities to Yardville National Bancorp. Proceeds from the issuance of the Trust Preferred Securities were immediately used by Trust III to purchase $6.2 million of 10.18% Subordinated Debentures maturing June 8, 2031 from Yardville National Bancorp. Trust III exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in Subordinated Debentures of Yardville National Bancorp. These Subordinated Debentures constitute the sole assets of Trust
III. These Subordinated Debentures are redeemable in whole or part prior to maturity after June 8, 2011. Trust III is obligated to distribute all proceeds of a redemption, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. Yardville National Bancorp's obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provide a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of Trust III to pay amounts when due on the Trust Preferred Securities.

   Of the total proceeds raised by the private trust preferred securities and equity offerings in 2001, approximately $11.5 million was contributed to the Bank to support future asset growth.

   In 1997, Yardville Capital Trust (the Trust) issued $11.5 million of 9.25% Trust Preferred Securities and $356,000 of 9.25% Common Securities to Yardville National Bancorp. Proceeds were used by the Trust to purchase $11.9 million of 9.25% Subordinated Debentures maturing November 1, 2027. Those debentures became redeemable in whole or in part prior to maturity after November 1, 2002. We intend to redeem these securities on March 31, 2003 with a portion of the proceeds of a new trust preferred offering. (See "Notes to Consolidated Financial Statements - Footnote 8)

   On February 19, 2003, Yardville Capital Trust IV (Trust IV), a statutory business trust, and a wholly owned subsidiary of Yardville National Bancorp, issued $15.0 million of floating rate Trust Preferred Securities in a private placement transaction and $464,000 of floating rate Common Securities to Yardville National Bancorp. The floating rate is based on three month LIBOR plus 340 basis points. Proceeds from the issuance of the Trust Preferred Securities were immediately used by Trust IV to purchase $15.5 million of floating rate Subordinated Debentures maturing March 1, 2033 from Yardville National Bancorp. Trust IV exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds in Subordinated Debentures of Yardville National Bancorp. These Subordinated Debentures constitute the sole assets of Trust IV. These Subordinated Debentures are redeemable in whole or part prior to maturity after March 1, 2008. Trust IV is obligated to distribute all proceeds of a redemption, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. Yardville National Bancorp's obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of Trust IV to pay amounts when due on the Trust Preferred Securities.

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

   In November 2002, the FASB issued FASB Interpretation No. 45 (FIN. 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." The Interpretation requires that the Bank recognize the fair value of guarantee and indemnification arrangements issued or modified by the Bank after December 31, 2002, if these arrangements are within the scope of that Interpretation. In addition, under previously existing generally accepted accounting principles, the Bank continues to monitor the conditions that are subject to the guarantees and indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the guarantees and indemnifications when those losses are estimable. Management does not anticipate that the initial adoption of FIN. 45 will have a significant impact on the Bank's financial statements.

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

Unaudited quarterly results are summarized as follows:


-----------------------------------------------------------------------------------------------------------------------------------
QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                                                                  Three Months Ended
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                             December 31    September 30    June 30   March 31
-----------------------------------------------------------------------------------------------------------------------------------
2002
 Interest income                                                                    $30,520         $30,835      $29,898    $28,892
 Interest expense                                                                    18,389          18,719       18,310     18,244
-----------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                                 12,131          12,116       11,588     10,648
 Provision for loan losses                                                            1,450           1,300        1,075        550
 Non-interest income                                                                  1,872           2,212        2,318      1,902
 Non-interest expense                                                                 8,058           7,861        7,926      7,199
-----------------------------------------------------------------------------------------------------------------------------------
 Income before income tax expense                                                     4,495           5,167        4,905      4,801
 Income tax expense                                                                   1,212           1,473        1,373      1,306
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                                       $ 3,283         $ 3,694      $ 3,532    $ 3,495
-----------------------------------------------------------------------------------------------------------------------------------
 Earnings per share - basic                                                         $  0.39         $  0.46      $  0.44    $  0.44
 Earnings per share - diluted                                                          0.38            0.44         0.43       0.43
-----------------------------------------------------------------------------------------------------------------------------------
2001
 Interest income                                                                    $29,295         $30,295      $29,494    $29,864
 Interest expense                                                                    20,052          21,388       20,991     20,382
-----------------------------------------------------------------------------------------------------------------------------------
 Net interest income                                                                  9,243           8,907        8,503      9,482
 Provision for loan losses                                                            1,525             825          650        925
 Non-interest income                                                                  2,294           2,263        1,914      1,566
 Non-interest expense                                                                 9,082           7,023        6,543      6,404
-----------------------------------------------------------------------------------------------------------------------------------
 Income before income tax expense                                                       930           3,322        3,224      3,719
 Income tax (benefit) expense                                                            (4)            831          823        992
-----------------------------------------------------------------------------------------------------------------------------------
   Net income                                                                       $   934         $ 2,491      $ 2,401    $ 2,727
-----------------------------------------------------------------------------------------------------------------------------------
 Earnings per share - basic                                                         $  0.12         $  0.33      $  0.33    $  0.37
 Earnings per share - diluted                                                          0.12            0.32         0.32       0.37
-----------------------------------------------------------------------------------------------------------------------------------

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on May 2, 2003.

                                YARDVILLE NATIONAL BANCORP

                                By: /s/  Patrick M. Ryan
                                 ----------------------------------------------

                                Patrick M. Ryan, President and
                                Chief Executive Officer

                                 CERTIFICATION


I, Patrick M. Ryan, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K/A of Yardville National Bancorp;

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

Date: May 2, 2003                              By: /s/ Patrick M. Ryan
--------------------------------               --------------------------------
                                               Name: Patrick M. Ryan
                                               Title: President and Chief
                                               Executive Officer

                                 CERTIFICATION


I, Stephen F. Carman, Vice President and Treasurer, certify that:

1. I have reviewed this annual report on Form 10-K/A of Yardville National Bancorp;

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

Date: May 2, 2003                              By: /s/ Stephen F. Carman
--------------------------------               --------------------------------
                                               Name: Stephen F. Carman
                                               Title: Vice President and
                                               Treasurer

                         INDEX TO FINANCIAL STATEMENTS



Description                                                                 Page
-----------                                                                 ----
Consolidated Statements of Condition at December 31, 2002 and 2001           F-2
Consolidated Statements of Income for each of the years ended December
31, 2002, 2001 and 2000                                                      F-3
Consolidated Statements of Changes in Stockholders' Equity for each of
the years ended December 2002, 2001 and 2000                                 F-4
Consolidated Statements of Cash Flows for each of the years ended
December 31, 2002, 2001 and 2000                                             F-5
Notes to Consolidated Financial Statements                                   F-6
Independent Auditors' Report                                                F-28

                  YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES
                                  CONSOLIDATED
                            Statements of Condition



                                                              December 31,
--------------------------------------------------------------------------------
(in thousands, except share data)                           2002         2001
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                                  $   28,608   $   27,771
Federal funds sold                                           72,485       38,960
--------------------------------------------------------------------------------
 Cash and Cash Equivalents                                  101,093       66,731
--------------------------------------------------------------------------------
Interest bearing deposits with banks                          2,501        2,320
Securities available for sale                               820,665      746,483
Investment securities (market value of $56,710 in
  2002 and $64,887 in 2001)                                  54,690       65,753
Loans                                                     1,195,143    1,007,973
 Less: Allowance for loan losses                            (16,821)     (13,542)
--------------------------------------------------------------------------------
 Loans, net                                               1,178,322      994,431
Bank premises and equipment, net                             12,208       10,910
Other real estate                                             1,048        2,329
Bank Owned Life Insurance                                    40,850       31,764
Other assets                                                 20,081       22,668
--------------------------------------------------------------------------------
 Total Assets                                            $2,231,458   $1,943,389
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits
 Non-interest bearing                                    $  126,183   $  114,405
 Interest bearing                                         1,146,103      978,285
--------------------------------------------------------------------------------
 Total Deposits                                           1,272,286    1,092,690
--------------------------------------------------------------------------------
Borrowed funds
 Securities sold under agreements to repurchase              10,000       10,000
 Federal Home Loan Bank advances                            746,000      695,008
 Obligation for Employee Stock Ownership Plan (ESOP)            400          800
 Other                                                        1,311        1,305
--------------------------------------------------------------------------------
 Total Borrowed Funds                                       757,711      707,113
--------------------------------------------------------------------------------
Company - obligated Mandatorily Redeemable Trust
  Preferred Securities of Subsidiary Trust holding
  solely junior Subordinated Debentures of the
  Company                                                    32,500       32,500
Other liabilities                                            23,022       17,841
--------------------------------------------------------------------------------
 Total Liabilities                                       $2,085,519   $1,850,144
--------------------------------------------------------------------------------
Commitments and Contingent Liabilities
Stockholders' equity
 Preferred stock: no par value
   Authorized 1,000,000 shares, none issued
 Common stock: no par value
   Authorized 12,000,000 shares
   Issued 10,576,157 shares in 2002 and 8,214,568
     shares in 2001                                          89,297       54,334
 Surplus                                                      2,205        2,205
 Undivided profits                                           50,633       40,175
 Treasury stock, at cost: 180,248 shares in 2002 and
  172,000 shares in 2001                                     (3,154)      (3,030)
 Unallocated ESOP shares                                       (400)        (800)
 Accumulated other comprehensive income                       7,358          361
--------------------------------------------------------------------------------
 Total Stockholders' Equity                                 145,939       93,245
--------------------------------------------------------------------------------
 Total Liabilities and Stockholders' Equity              $2,231,458   $1,943,389
================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                  YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES
                                  CONSOLIDATED
                              Statements of Income



                                                                                                        Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share amounts)                                                              2002        2001       2000
-----------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest and fees on loans                                                                          $ 75,395    $ 70,408   $ 64,418
Interest on deposits with banks                                                                           60         171         82
Interest on securities available for sale                                                             40,498      39,866     27,146
Interest on investment securities:
 Taxable                                                                                                 690       3,722      4,647
 Exempt from Federal income tax                                                                        2,345       2,016      1,642
Interest on Federal funds sold                                                                         1,157       2,765      2,454
-----------------------------------------------------------------------------------------------------------------------------------
 Total Interest Income                                                                               120,145     118,948    100,389
-----------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
Interest on savings account deposits                                                                  11,228       9,931      7,937
Interest on certificates of deposit of $100,000 or more                                                5,184       7,581      6,918
Interest on other time deposits                                                                       17,747      27,085     24,772
Interest on borrowed funds                                                                            36,403      35,264     21,219
Interest on trust preferred securities                                                                 3,100       2,952      1,808
-----------------------------------------------------------------------------------------------------------------------------------
 Total Interest Expense                                                                               73,662      82,813     62,654
-----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Income                                                                                  46,483      36,135     37,735
Less provision for loan losses                                                                         4,375       3,925      3,700
-----------------------------------------------------------------------------------------------------------------------------------
 Net Interest Income After Provision For Loan Losses                                                  42,108      32,210     34,035
-----------------------------------------------------------------------------------------------------------------------------------
Non-Interest Income:
Service charges on deposit accounts                                                                    2,203       1,857      1,551
Securities gains, net                                                                                  3,084       3,182         46
Income on Bank Owned Life Insurance                                                                    1,678       1,784        822
Other non-interest income                                                                              1,339       1,214      1,007
-----------------------------------------------------------------------------------------------------------------------------------
 Total Non-Interest Income                                                                             8,304       8,037      3,426
-----------------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense:
Salaries and employee benefits                                                                        17,890      14,923     11,632
Occupancy expense, net                                                                                 3,507       2,817      2,404
Equipment expense                                                                                      2,423       2,021      1,892
Early retirement of debt expense                                                                           -       2,217          -
Other non-interest expense                                                                             7,224       7,074      6,933
-----------------------------------------------------------------------------------------------------------------------------------
 Total Non-Interest Expense                                                                           31,044      29,052     22,861
-----------------------------------------------------------------------------------------------------------------------------------
Income before income tax expense                                                                      19,368      11,195     14,600
Income tax expense                                                                                     5,364       2,642      4,259
-----------------------------------------------------------------------------------------------------------------------------------
 Net Income                                                                                         $ 14,004    $  8,553   $ 10,341
===================================================================================================================================
Earnings Per Share:
Basic                                                                                               $   1.72    $   1.13   $   1.47
Diluted                                                                                             $   1.68    $   1.11   $   1.47
===================================================================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                  YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES
                                  CONSOLIDATED
                 Statements of Changes in Stockholders' Equity


-----------------------------------------------------------------------------------------------------------------------------------
                                                             Year Ended December 31, 2002, 2001 and 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Accumulated
                                                                                            Unallocated        other
(in thousands, except share        Common      Common               Undivided   Treasury        ESOP       comprehensive
  amounts)                         shares       stock    Surplus     profits      stock        shares      (loss) income     Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1999        6,745,794    $40,052    $2,205     $27,462     $(3,030)     $(1,600)        $(6,264)     $ 58,825
Net income                                                            10,341                                                 10,341
Unrealized gain - securities
  available for sale, net of tax
  of $2,536                                                                                                      4,712         4,712
Less reclassification of
  realized net gain on
  sale of securities
  available for sale, net of
  tax of $16                                                                                                      (30)          (30)
                                                                                                                           --------
 Total comprehensive income                                                                                                  15,023
                                                                                                                           --------
Cash dividends                                                        (2,840)                                                (2,840)
ESOP fair value adjustment                         (75)                                                                         (75)
Common stock issued:
 Exercise of stock options           14,420         69                                                                           69
 Common shares issued               685,000      6,835                                                                        6,835
 ESOP shares allocated                                                                            400                           400
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2000        7,445,214    $46,881    $2,205     $34,963     $(3,030)     $(1,200)        $(1,582)     $ 78,237
Net income                                                             8,553                                                  8,553
Unrealized gain - securities
  available for sale, net of
  tax of $2,129                                                                                                 4,043         4,043
Less reclassification of
  realized net gain on sale of
  securities available for sale,
  net of tax of $1,082                                                                                         (2,100)       (2,100)
                                                                                                                           --------
 Total comprehensive income                                                                                                  10,496
                                                                                                                           --------
Cash dividends                                                        (3,341)                                                (3,341)
ESOP fair value adjustment                           8                                                                            8
Common stock issued:
 Exercise of stock options              700          6                                                                            6
 Common shares issued               596,654      7,439                                                                        7,439
 ESOP shares allocated                                                                            400                           400
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2001        8,042,568    $54,334    $2,205     $40,175     $(3,030)     $  (800)        $   361      $ 93,245
Net income                                                            14,004                                                 14,004
Unrealized gain - securities
  available for sale,
  net of tax of $4,646                                                                                          9,032         9,032
Less reclassification of
  realized net gain on sale of
  securities available for sale,
  net of tax of $1,049                                                                                         (2,035)       (2,035)
                                                                                                                           --------
 Total comprehensive income                                                                                                  21,001
                                                                                                                           --------
Cash dividends                                                        (3,546)                                                (3,546)
ESOP fair value adjustment                         110                                                                          110
Common stock issued:
 Exercise of stock options           61,589        602                                                                          602
 Common shares issued             2,300,000     34,251                                                                       34,251
 ESOP shares allocated                                                                            400                           400
Treasury shares acquired             (8,248)                                        (124)                                      (124)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 2002       10,395,909    $89,297    $2,205     $50,633     $(3,154)     $  (400)        $ 7,358      $145,939
===================================================================================================================================


See Accompanying Notes to Consolidated Financial Statements.

                  YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES
                                  CONSOLIDATED

                            Statements of Cash Flows


                                                                                                       Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                      2002        2001         2000
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                                       $  14,004    $   8,553   $  10,341
Adjustments:
 Provision for loan losses                                                                           4,375        3,925       3,700
 Depreciation                                                                                        1,894        1,608       1,521
 ESOP fair value adjustment                                                                            110            8         (75)
 Amortization and accretion                                                                          2,909        1,040         146
 Gain on sales of securities available for sale                                                     (3,084)      (3,182)        (46)
 Writedown of other real estate                                                                        232          569         599
 Loss on sale of other real estate                                                                       -           38          25
 Increase in other assets                                                                           (2,598)      (4,344)     (8,862)
 Increase (decrease) in other liabilities                                                            5,181       (1,993)      8,257
-----------------------------------------------------------------------------------------------------------------------------------
   Net Cash Provided by Operating Activities                                                        23,023        6,222      15,606
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in interest bearing deposits with banks                                      (181)      (1,729)        364
 Purchase of securities available for sale                                                        (679,333)    (864,841)   (363,424)
 Maturities, calls and paydowns of securities available for sale                                   379,487      360,152      65,692
 Proceeds from sales of securities available for sale                                              237,492      328,301      49,240
 Proceeds from maturities and paydowns of investment securities                                     15,755       63,352       5,263
 Purchase of investment securities                                                                  (5,751)     (18,429)     (7,841)
 Purchase of Bank Owned Life Insurance                                                              (7,500)           -     (15,000)
 Net increase in loans                                                                            (188,282)    (192,469)   (173,989)
 Expenditures for bank premises and equipment                                                       (3,190)      (3,090)     (1,549)
 Proceeds from sale of other real estate                                                             1,065          572         626
-----------------------------------------------------------------------------------------------------------------------------------
   Net Cash Used by Investing Activities                                                          (250,438)    (328,181)   (440,618)
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in non-interest bearing demand, money market, and
   savings deposits                                                                                144,721      118,904      92,760
 Net increase in certificates of deposit                                                            34,875       23,478     113,751
 Net increase in borrowed funds                                                                     50,598      162,690     246,534
 Proceeds from issuance of trust preferred securities                                                    -        6,000      15,000
 Proceeds from issuance of common stock                                                             34,853        7,445       6,904
 Decrease in unallocated ESOP shares                                                                   400          400         400
 Treasury shares acquired                                                                             (124)           -           -
 Dividends paid                                                                                     (3,546)      (3,341)     (2,840)
-----------------------------------------------------------------------------------------------------------------------------------
   Net Cash Provided by Financing Activities                                                       261,777      315,576     472,509
-----------------------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                                             34,362       (6,383)     47,497
   Cash and cash equivalents as of beginning of year                                                66,731       73,114      25,617
-----------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents as of End of Year                                                      $ 101,093    $  66,731   $  73,114
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
 Interest                                                                                        $  75,204    $  85,140   $  56,700
 Income taxes                                                                                        1,097        3,745       6,922
-----------------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Transfer from loans to other real estate, net of charge offs                                    $      16    $   1,466   $     706
-----------------------------------------------------------------------------------------------------------------------------------


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

G. Other Real Estate (ORE). ORE comprises real properties acquired through foreclosure or deed in lieu of foreclosure in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value less estimated disposal costs at the date acquired. When a property is acquired, the excess of the loan balance over the fair value is charged to the allowance for loan losses. Any subsequent writedowns that may be required to the carrying value of the property are included in other non-interest expense. Gains realized from the sale of other real estate are included in other non-interest income, while losses are included in non-interest expense.

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

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                            2002      2001      2000
-----------------------------------------------------------------------------------------------------------------------------------
Net income as reported:
 As reported                                                                                            $14,004    $8,553   $10,341
Deduct: Total stock-based employee compensation expense
  determined under fair value based methods for all awards,
  net of related tax effects                                                                                331       158     1,859
-----------------------------------------------------------------------------------------------------------------------------------
Pro forma net income                                                                                    $13,673    $8,395   $ 8,482
-----------------------------------------------------------------------------------------------------------------------------------
Earnings per share:
Basic:
 As reported                                                                                            $  1.72    $ 1.13   $  1.47
 Pro forma                                                                                                 1.68      1.10      1.21
Diluted:
 As reported                                                                                            $  1.68    $ 1.11   $  1.47
 Pro forma                                                                                                 1.64      1.09      1.21
===================================================================================================================================


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

   Weighted average shares for the basic net income per share computation for the years ended December 31, 2002, 2001, and 2000 were 8,124,000, 7,601,000, and 7,022,000, respectively. For the diluted net income per share computation, common stock equivalents of 195,000, 77,000, and 17,000 are included for the years ended December 31, 2002, 2001, and 2000, respectively. Common stock equivalents that were antidilutive were 410,000, 654,000, and 1,020,000 in 2002, 2001, and 2000, respectively.

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

3. SECURITIES

The amortized cost and estimated market value of securities available for sale are as follows:


                                                                           December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                     2002                                                2001
-----------------------------------------------------------------------------------------------------------------------------------
                                             Gross         Gross      Estimated                   Gross        Gross      Estimated
                              Amortized    Unrealized   Unrealized     Market     Amortized    Unrealized    Unrealized     Market
(in thousands)                   Cost        Gains        Losses        Value        Cost         Gains        Losses       Value
-----------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities
  and obligations of other
  U.S. government agencies     $245,973     $ 2,928       $     -     $248,901     $113,862      $  914       $  (915)     $113,861
Mortgage-backed securities      468,745      10,157          (545)     478,357      521,988       3,204        (2,013)      523,179
Corporate obligations            55,087         417        (1,808)      53,696       72,946         779        (1,414)       72,311
Federal Reserve Bank Stock        2,411           -             -        2,411        2,381           -             -         2,381
Federal Home Loan Bank
  Stock                          37,300           -             -       37,300       34,751           -             -        34,751
-----------------------------------------------------------------------------------------------------------------------------------
Total                          $809,516     $13,502       $(2,353)    $820,665     $745,928      $4,897       $(4,342)     $746,483
===================================================================================================================================


   The amortized cost and estimated market value of investment securities are as follows:


                                                                           December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                     2002                                                2001
-----------------------------------------------------------------------------------------------------------------------------------
                                             Gross         Gross      Estimated                   Gross        Gross      Estimated
                              Amortized    Unrealized   Unrealized     Market     Amortized    Unrealized    Unrealized     Market
(in thousands)                   Cost        Gains        Losses        Value        Cost         Gains        Losses       Value
-----------------------------------------------------------------------------------------------------------------------------------
Obligations of other U.S.
  government agencies          $     -       $    -        $  -        $     -     $13,000        $ 67        $    (1)     $13,066
Obligations of state and
  political subdivisions        50,308        1,938         (34)        52,212      48,694         367         (1,332)      47,729
Mortgage-backed securities       4,382          121          (5)         4,498       4,059          48            (15)       4,092
-----------------------------------------------------------------------------------------------------------------------------------
Total                          $54,690       $2,059        $(39)       $56,710     $65,753        $482        $(1,348)     $64,887
===================================================================================================================================

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


SECURITIES AVAILABLE FOR SALE
                                                                       Estimated
                                                           Amortized     Market
(in thousands)                                               Cost        Value
--------------------------------------------------------------------------------
Due in 1 year or less                                      $ 25,294     $ 25,635
Due after 1 year through 5 years                            195,789      198,045
Due after 5 years through 10 years                           31,997       32,369
Due after 10 years                                           87,691       86,259
--------------------------------------------------------------------------------
 Subtotal                                                   340,771      342,308
Mortgage-backed securities                                  468,745      478,357
--------------------------------------------------------------------------------
Total                                                      $809,516     $820,665
================================================================================



INVESTMENT SECURITIES
                                                                       Estimated
                                                           Amortized     Market
(in thousands)                                               Cost        Value
--------------------------------------------------------------------------------
Due in 1 year or less                                       $   750     $   753
Due after 1 year through 5 years                              3,588       3,823
Due after 5 years through 10 years                            7,366       7,775
Due after 10 years                                           38,604      39,861
--------------------------------------------------------------------------------
 Subtotal                                                    50,308      52,212
Mortgage-backed securities                                    4,382       4,498
--------------------------------------------------------------------------------
Total                                                       $54,690     $56,710
================================================================================


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

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows comparative year-end detail of the loan portfolio and includes unamortized deferred fees of $834,000 and $464,000 at December 31, 2002 and 2001, respectively:


                                                              December 31,
--------------------------------------------------------------------------------
(in thousands)                                              2002         2001
--------------------------------------------------------------------------------
Commercial real estate                                   $  607,328   $  499,216
Residential                                                 150,841      141,810
Commercial and industrial                                   338,047      282,135
Consumer                                                     98,927       84,812
--------------------------------------------------------------------------------
Total loans                                              $1,195,143   $1,007,973
================================================================================


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

   The following table summarizes activity with respect to such loans:


                                                                  Year Ended
                                                                 December 31,
--------------------------------------------------------------------------------
(in thousands)                                                  2002       2001
--------------------------------------------------------------------------------
Balance as of beginning of year                                $37,409   $14,671
Additions                                                       29,724    29,255
Reductions                                                      24,137     6,517
--------------------------------------------------------------------------------
Balance as of end of year                                      $42,996   $37,409
================================================================================


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

   Changes in the allowance for loan losses are as follows:


                                                                                                          Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                           2002      2001       2000
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of beginning of year                                                                        $13,542    $10,934   $ 8,965
Loans charged off                                                                                       (1,188)    (1,699)   (1,867)
Recoveries of loans charged off                                                                             92        382       136
-----------------------------------------------------------------------------------------------------------------------------------
Net charge offs                                                                                         (1,096)    (1,317)   (1,731)
Provision charged to operations                                                                          4,375      3,925     3,700
-----------------------------------------------------------------------------------------------------------------------------------
Balance as of end of year                                                                              $16,821    $13,542   $10,934
===================================================================================================================================


   The detail of loans charged off is as follows:


                                                                                                          Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                           2002      2001       2000
-----------------------------------------------------------------------------------------------------------------------------------
Commercial real estate                                                                                 $   (78)   $  (696)  $  (356)
Residential                                                                                               (168)         -      (288)
Commercial and industrial                                                                                 (719)      (591)     (896)
Consumer                                                                                                  (223)      (412)     (327)
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                  $(1,188)   $(1,699)  $(1,867)
===================================================================================================================================


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

   A summary of nonperforming assets follows:


                                                                  December 31,
--------------------------------------------------------------------------------
(in thousands)                                                    2002     2001
--------------------------------------------------------------------------------
Nonaccrual loans:
 Commercial real estate                                          $2,395   $  888
 Residential                                                      1,526    1,133
 Commercial and industrial                                        1,143    1,494
 Consumer                                                            55       98
--------------------------------------------------------------------------------
Total nonaccrual loans                                           $5,119   $3,613
================================================================================
Restructured loans                                               $  711   $  770
--------------------------------------------------------------------------------
Loans past due 90 days or more:
 Residential                                                     $  323   $  514
 Consumer                                                           121      228
--------------------------------------------------------------------------------
Total loans past due 90 days or more                                444      742
================================================================================
Total nonperforming loans                                         6,274    5,125
Other real estate                                                 1,048    2,329
--------------------------------------------------------------------------------
Total nonperforming assets                                       $7,322   $7,454
================================================================================


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

5. BANK PREMISES AND EQUIPMENT, NET

The following table represents comparative information for premises and equipment:


                                                                 December 31,
--------------------------------------------------------------------------------
(in thousands)                                                  2002       2001
--------------------------------------------------------------------------------
Land and improvements                                          $   510   $   854
Buildings and improvements                                       7,910     7,507
Furniture and equipment                                         15,035    11,586
Construction in process                                          1,364     1,680
--------------------------------------------------------------------------------
Total                                                           24,819    21,627
Less accumulated depreciation                                   12,611    10,717
--------------------------------------------------------------------------------
Bank premises and equipment, net                               $12,208   $10,910
================================================================================

6. DEPOSITS

Total deposits consist of the following:


                                                              December 31,
--------------------------------------------------------------------------------
(in thousands)                                              2002         2001
--------------------------------------------------------------------------------
Non-interest bearing demand deposits                     $  126,183   $  114,405
Interest bearing demand deposits                            122,015      105,354
Money market deposits                                       314,529      203,872
Savings deposits                                             82,801       77,168
Certificates of deposit of $100,000 or more                 145,191      137,684
Other time deposits                                         481,567      454,207
--------------------------------------------------------------------------------
Total                                                    $1,272,286   $1,092,690
================================================================================


   A summary of certificates of deposit by maturity is as follows:


                                                                December 31,
--------------------------------------------------------------------------------
(in thousands)                                                 2002       2001
--------------------------------------------------------------------------------
Within one year                                              $367,885   $542,966
One to two years                                              164,647     34,545
Two to three years                                             36,547      6,551
Three to four years                                             9,496      4,605
Four to five years                                             48,183      3,224
--------------------------------------------------------------------------------
Total                                                        $626,758   $591,891
================================================================================


7. BORROWED FUNDS

Borrowed funds include securities sold under agreements to repurchase, FHLB advances, and obligation for ESOP. Other borrowed funds consist of Federal funds purchased and Treasury tax and loan deposits.

   The following table presents comparative data related to borrowed funds of the Corporation as of and for the years ended December 31, 2002, 2001, and 2000.


                                                                                                              December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                        2002        2001       2000
-----------------------------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                                                      $ 10,000    $ 10,000   $ 10,000
FHLB advances                                                                                        746,000     695,008    532,768
Obligation for ESOP                                                                                      400         800      1,200
Other                                                                                                  1,311       1,305      1,255
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                               $757,711    $707,113   $545,223
===================================================================================================================================
Maximum amount outstanding at any month end                                                         $757,711    $707,113   $545,223
Average interest rate on year-end balance                                                               4.85%       4.97%      5.79%
Average amount outstanding during the year                                                          $735,201    $644,690   $367,021
Average interest rate for the year                                                                      4.95%       5.47%      5.78%
===================================================================================================================================


   There are $10.0 million in securities sold under agreements to repurchase with an expected maturity over 90 days as of December 31, 2002. The outstanding amount is a callable repurchase agreement with a maturity of ten years and a call date of one year. Due to the call provision, the expected maturity could differ from the contractual maturity.

   The FHLB advances as of December 31, 2002, mature as follows:


--------------------------------------------------------------------------------
(in thousands)                                                            2002
--------------------------------------------------------------------------------
Within one year                                                         $ 56,000
Over one to two years                                                     87,000
Over four to five years                                                   10,000
Over five years                                                          593,000
--------------------------------------------------------------------------------
Total                                                                   $746,000
================================================================================

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

   Interest expense on borrowed funds is comprised of the following:


                                                                                                          Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                           2002      2001       2000
-----------------------------------------------------------------------------------------------------------------------------------
Securities sold under agreements to repurchase                                                         $   624    $   624   $ 1,281
FHLB advances                                                                                           35,722     34,535    19,785
Obligation for ESOP                                                                                         44         72       100
Other                                                                                                       13         33        53
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                  $36,403    $35,264   $21,219
===================================================================================================================================


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

   On February 19, 2003, Yardville Capital Trust IV (Trust IV), a statutory business trust and a wholly owned subsidiary of Yardville National Bancorp, issued $15.0 million of floating rate Trust Preferred Securities in a private placement transaction and $464,000 of floating rate Common Securities to Yardville National Bancorp. The floating rate is based on three month LIBOR plus 340 basis points. Proceeds from the issuance of the Trust Preferred Securities were immediately used by Trust IV to purchase $15.5 million of floating rate Subordinated Debentures maturing March 1, 2033 from Yardville National Bancorp. Trust IV exists for the sole purpose of issuing Trust Preferred Securities and investing the proceeds into Subordinated Debentures of Yardville National Bancorp. These Subordinated Debentures constitute the sole assets of Trust IV. These Subordinated Debentures are redeemable in whole or part prior to maturity after March 1, 2008. Trust IV is obligated to distribute all proceeds of a redemption, whether voluntary or upon maturity, to holders of the Trust Preferred Securities. Yardville National Bancorp's obligation with respect to the Trust Preferred Securities and the Subordinated Debentures, when taken together, provides a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of Trust IV to pay amounts when due on the Trust Preferred Securities.

   On February 20, 2003, the Corporation announced the redemption of the $11.5 million of 9.25% Subordinated Debentures due November 1, 2027 and the 9.25% Common Securities. The redemption date is March 31, 2003 at the price of 100% of principal amount plus accrued and unpaid distributions.

9. INCOME TAXES

Income taxes reflected in the consolidated financial statements for 2002, 2001, and 2000 are as follows:


                                                                                                          Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                           2002      2001       2000
-----------------------------------------------------------------------------------------------------------------------------------
Federal:
 Current                                                                                               $ 6,357    $ 3,587   $ 5,330
 Deferred                                                                                               (1,120)    (1,025)   (1,179)
State:
 Current                                                                                                   669         80       108
 Deferred                                                                                                 (542)         -         -
-----------------------------------------------------------------------------------------------------------------------------------
Total tax expense                                                                                      $ 5,364    $ 2,642   $ 4,259
===================================================================================================================================

   Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax assets and liabilities for 2002 and 2001 are as follows:


                                                                December 31,
--------------------------------------------------------------------------------
(in thousands)                                                 2002       2001
--------------------------------------------------------------------------------
Deferred tax assets:
Allowance for loan losses                                    $  6,718   $  5,409
Writedown of basis of ORE properties                               61        149
Deferred income                                                    11         14
Nonaccrual loans                                                    3          -
Net state operating loss carryforwards                            397         46
Depreciation                                                       91          -
Deferred compensation                                           1,403      1,022
--------------------------------------------------------------------------------
Total deferred tax assets                                    $  8,684   $  6,640
--------------------------------------------------------------------------------
Valuation allowance                                               (78)       (78)
--------------------------------------------------------------------------------
Deferred tax liabilities:
Accumulated other comprehensive income                         (3,791)      (194)
Deferred income                                                (1,414)    (1,065)
Unamortized discount accretion                                    (97)       (77)
Depreciation                                                        -         40
Other                                                               -        (27)
--------------------------------------------------------------------------------
Total deferred tax liabilities                                $(5,302)   $(1,323)
--------------------------------------------------------------------------------
Net deferred tax assets                                      $  3,304   $  5,239
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

   A reconciliation of the tax expense computed by multiplying pre-tax accounting income by the statutory Federal income tax rate of 34% is as follows:


                                                                                                           Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                             2002      2001     2000
-----------------------------------------------------------------------------------------------------------------------------------
Income tax expense at statutory rate                                                                      $6,585    $3,806   $4,964
State income taxes, net of Federal benefit                                                                    84        53       71
Changes in taxes resulting from:
 Tax exempt interest                                                                                        (822)     (701)    (591)
 Tax exempt income                                                                                          (571)     (606)    (279)
 Non-deductible expenses                                                                                      88        90       94
-----------------------------------------------------------------------------------------------------------------------------------
Total                                                                                                     $5,364    $2,642   $4,259
===================================================================================================================================


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

                                                                Weighted Average
Director Plan                                         Shares     Exercise Price
--------------------------------------------------------------------------------
Balance, December 31, 1999                             73,800        $16.37
--------------------------------------------------------------------------------
Shares:
 Granted                                               82,500         10.95
 Exercised                                              2,680          8.77
 Expired                                                3,280         10.27
--------------------------------------------------------------------------------
Balance, December 31, 2000                            150,340        $13.66
--------------------------------------------------------------------------------
Shares:
 Exercised                                                600         10.49
 Expired                                                1,640         10.06
--------------------------------------------------------------------------------
Balance, December 31, 2001                            148,100        $13.67
--------------------------------------------------------------------------------
Shares:
 Granted                                                7,500         12.52
 Exercised                                              8,248         14.92
 Expired                                               28,684         12.94
 Terminated                                           118,668         13.74
--------------------------------------------------------------------------------
Balance, December 31, 2002                                  -        $ 0.00
--------------------------------------------------------------------------------
Shares exercisable as of December 31, 2002                  -        $ 0.00
================================================================================

                                                                Weighted Average
1988 and 1997 Plans                                   Shares     Exercise Price
--------------------------------------------------------------------------------
Balance, December 31, 1999                            420,719        $15.64
--------------------------------------------------------------------------------
Shares:
 Granted                                              429,560         10.95
 Exercised                                             11,740          3.90
 Expired                                                2,192         13.68
--------------------------------------------------------------------------------
Balance, December 31, 2000                            836,347        $13.39
--------------------------------------------------------------------------------
Shares:
 Granted                                               39,200         12.74
 Exercised                                                100          3.90
 Expired                                                6,100         16.44
--------------------------------------------------------------------------------
Balance, December 31, 2001                            869,347        $13.34
--------------------------------------------------------------------------------
Shares:
 Granted                                               56,000         17.45
 Exercised                                             53,341          8.97
 Expired                                                4,752         12.32
--------------------------------------------------------------------------------
Balance, December 31, 2002                            867,254        $13.88
--------------------------------------------------------------------------------
Shares exercisable as of December 31, 2002            449,439        $14.73
================================================================================

   The table below lists information on stock options outstanding at December 31, 2002:

                                                              Options Outstanding                         Options Exercisable
-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Weighted
                                                                           Average       Weighted       Number
                Range of                                    Number        Remaining       Average      of Shares        Weighted
                Exercise                                   Of Shares     Contractual     Exercise     Exercisable        Average
                 Prices                                   Outstanding   Life in Years      Price     at Period End   Exercise Price
-----------------------------------------------------------------------------------------------------------------------------------
$ 3.90  - $ 5.85                                              6,490          0.42         $ 3.90          6,490          $ 3.90
  9.875 -  14.81                                            469,876          7.93          11.19        169,764           11.16
 16.00  -  20.12                                            390,888          5.70          17.29        273,185           17.20
-----------------------------------------------------------------------------------------------------------------------------------
$ 3.90  - $20.12                                            867,254          7.56         $13.88        449,439          $14.73
===================================================================================================================================

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

11.   COMMON STOCK

On November 14, 2002, the Corporation repurchased 8,248 shares of the Corporation's common stock for approximately $124,000 from two directors relating to the termination of the Director Plan. See Note 10 - Benefit Plans.

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

12. OTHER NON-INTEREST EXPENSE

Other non-interest expense included the following:


                                                                                                           Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                             2002      2001     2000
-----------------------------------------------------------------------------------------------------------------------------------
Marketing                                                                                                 $1,104    $  957   $1,144
Stationery and supplies                                                                                      823       633      628
Communication and postage                                                                                    809       694      601
Outside services and processing                                                                              595       400      269
Audit and examination fees                                                                                   570       501      396
ORE expenses                                                                                                 418       831      893
Attorneys' fees                                                                                              258       238      257
Insurance (other)                                                                                            205       152      156
FDIC insurance premium                                                                                       200       180      161
Amortization of trust preferred expenses                                                                     190       210      176
Other                                                                                                      2,052     2,278    2,252
-----------------------------------------------------------------------------------------------------------------------------------
 Total                                                                                                    $7,224    $7,074   $6,933
===================================================================================================================================


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

14.   OTHER COMMITMENTS AND CONTINGENT LIABILITIES

The Corporation enters into a variety of financial instruments with off- balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and letters of credit, both of which involve, to varying degrees, elements of risk in excess of the amount recognized in the consolidated financial statements.

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

   The contract amounts of off-balance sheet financial instruments as of December 31, 2002 and 2001 for commitments to extend credit were $243.1 million and $191.8 million, respectively. For letters of credit, the contract amounts were $19.6 million and $13.4 million, respectively.

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

   The following table presents the Corporation's and Bank's actual capital amounts and ratios:


 ----------------------------------------------------------------------------------------------------------------------------------
REGULATORY CAPITAL
                                                                                          Per Regulatory Guidelines
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        "Well
                                                                                Actual             Minimum           Capitalized"
-----------------------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                                     Amount     Ratio    Amount     Ratio     Amount    Ratio
-----------------------------------------------------------------------------------------------------------------------------------
As of December 31, 2002:
Corporation
 Total capital (to risk-weighted assets)                                  $187,897    13.0%   $115,626     8.0%    $144,533    10.0%
 Tier I capital (to risk-weighted assets)                                  171,076    11.8      57,813     4.0       86,720     6.0
 Tier I capital (to average assets)                                        171,076     8.2      83,817     4.0      104,772     5.0
Bank
 Total capital (to risk-weighted assets)                                  $181,251    12.6%   $115,515     8.0%    $144,393    10.0%
 Tier I capital (to risk-weighted assets)                                  164,430    11.4      57,757     4.0       86,636     6.0
 Tier I capital (to average assets)                                        164,430     7.9      83,493     4.0      104,367     5.0
As of December 31, 2001:
Corporation
 Total capital (to risk-weighted assets)                                  $138,919    11.3%   $ 98,752     8.0%    $123,441    10.0%
 Tier I capital (to risk-weighted assets)                                  123,838    10.0      49,376     4.0       74,064     6.0
 Tier I capital (to average assets)                                        123,838     6.9      71,575     4.0       89,469     5.0
Bank
 Total capital (to risk-weighted assets)                                  $134,163    10.9%   $ 98,476     8.0%    $123,095    10.0%
 Tier I capital (to risk-weighted assets)                                  120,621     9.8      49,238     4.0       73,857     6.0
 Tier I capital (to average assets)                                        120,621     6.8      71,309     4.0       89,136     5.0
===================================================================================================================================

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

   Bank holding companies and banks are subject to extensive supervision and regulation under both Federal and state laws. The regulation and supervision is designed primarily for the protection of consumers, depositors and the FDIC, and not the Corporation or its stockholders. Enforcement actions for failure to comply with applicable requirements may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance on deposits, the imposition of civil money penalties and removal and prohibition orders. In addition, private parties may assert claims. If any enforcement action is taken by a banking regulator or private claims are asserted, the value of an equity investment in the Corporation could be substantially reduced or eliminated.

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

Securities and Mortgage-backed Securities. The fair value of securities and mortgage-backed securities is based on bid prices published in financial newspapers or bid quotations received from securities dealers.

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

   The estimated fair values of the Corporation's financial instruments are as follows:


                                                            December 31, 2002
--------------------------------------------------------------------------------
                                                          Carrying       Fair
(in thousands)                                             Value         Value
--------------------------------------------------------------------------------
Financial Assets:
 Cash and cash equivalents                               $  101,093   $  101,093
 Interest bearing deposits with banks                         2,501        2,501
 Securities available for sale                              820,665      820,665
 Investment securities                                       54,690       56,710
 Loans, net                                               1,178,322    1,192,076
Financial Liabilities:
 Deposits                                                 1,272,286    1,285,063
 Borrowed funds                                             757,711      847,216
 Trust preferred securities                                  32,500       35,084
================================================================================



                                                            December 31, 2002
--------------------------------------------------------------------------------
                                                          Carrying       Fair
(in thousands)                                             Value         Value
--------------------------------------------------------------------------------
Financial Assets:
 Cash and cash equivalents                               $   66,731   $   66,731
 Interest bearing deposits with banks                         2,320        2,320
 Securities available for sale                              746,483      746,483
 Investment securities                                       65,753       64,887
 Loans, net                                                 994,431    1,003,888
Financial Liabilities:
 Deposits                                                 1,092,690    1,099,097
 Borrowed funds                                             707,113      748,604
 Trust preferred securities                                  32,500       34,223
================================================================================


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

17.   PARENT CORPORATION INFORMATION

The condensed financial statements of the parent company only are presented below:

YARDVILLE NATIONAL BANCORP
(PARENT CORPORATION)

CONDENSED STATEMENTS OF CONDITION


                                                                December 31,
--------------------------------------------------------------------------------
(in thousands)                                                 2002       2001
--------------------------------------------------------------------------------
Assets:
 Cash                                                        $  5,696   $  2,224
 Securities available for sale                                      -        105
 Investment in subsidiaries                                   172,798    121,992
 Other assets                                                   1,630      3,418
--------------------------------------------------------------------------------
 Total Assets                                                $180,124   $127,739
--------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
 Other liabilities                                           $    275   $    184
 Obligation for ESOP                                              400        800
 Subordinated debentures                                       33,510     33,510
Stockholders' equity                                          145,939     93,245
--------------------------------------------------------------------------------
 Total Liabilities and Stockholders' Equity                  $180,124   $127,739
================================================================================

CONDENSED STATEMENTS OF INCOME


                                                                                                          Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                           2002      2001       2000
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income:
 Dividends from subsidiary                                                                             $ 6,647    $ 6,294   $ 4,648
 Interest income                                                                                             2         12        14
 Other income                                                                                              444        472       501
-----------------------------------------------------------------------------------------------------------------------------------
   Total Operating Income                                                                                7,093      6,778     5,163
-----------------------------------------------------------------------------------------------------------------------------------
Operating Expense:
 Interest expense                                                                                        3,143      3,024     1,909
 Other expense                                                                                             996        833       668
-----------------------------------------------------------------------------------------------------------------------------------
   Total Operating Expense                                                                               4,139      3,857     2,577
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and equity in undistributed income of subsidiaries                            2,954      2,921     2,586
Federal income tax benefit                                                                              (1,243)    (1,144)     (701)
-----------------------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed income of subsidiaries                                             4,197      4,065     3,287
Equity in undistributed income of subsidiaries                                                           9,807      4,488     7,054
-----------------------------------------------------------------------------------------------------------------------------------
 Net Income                                                                                            $14,004    $ 8,553   $10,341
===================================================================================================================================


CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                        Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                        2002        2001       2000
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net Income                                                                                          $ 14,004    $  8,553   $ 10,341
Adjustments:
 Decrease (increase) in other assets                                                                   1,788      (1,606)      (196)
 Equity in undistributed income of subsidiaries                                                       (9,807)     (4,488)    (7,054)
 Increase in other liabilities                                                                            91          56         98
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                              6,076       2,515      3,189
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
 Investing in subsidiaries                                                                           (33,787)    (10,895)   (22,626)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                                                (33,787)    (10,895)   (22,626)
-----------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
 Decrease in obligation for ESOP                                                                        (400)       (400)      (400)
 Proceeds from issuance of subordinated debentures                                                         -       6,190     15,464
 Proceeds from shares issued                                                                          35,253       7,845      7,304
 Treasury shares acquired                                                                               (124)          -          -
 Dividends paid                                                                                       (3,546)     (3,341)    (2,840)
-----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                             31,183      10,294     19,528
-----------------------------------------------------------------------------------------------------------------------------------
Net increase in cash                                                                                   3,472       1,914         91
Cash as of beginning of year                                                                           2,224         310        219
-----------------------------------------------------------------------------------------------------------------------------------
Cash as of end of year                                                                              $  5,696    $  2,224   $    310
===================================================================================================================================

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

                                    KPMG LLP

Short Hills, New Jersey
January 27, 2003, except for
Note 8, which is as of
February 20, 2003

                               INDEX TO EXHIBITS


           Exhibit
           Number      Description                                                                                             Page
-----------------------------------------------------------------------------------------------------------------------------------
  +          3.1       Restated Certificate of Incorporation of the Company, as corrected by the Certificate of
                       Correction thereto filed on July 6, 1995 and as amended by the Certificate of Amendment thereto filed on March 6, 1998.
 (A)         3.2       By-Laws of the Company
 (A)         4.1       Specimen Share of Common Stock
 (B)         4.2       Amended and Restated Trust Agreement dated October 16, 1997, among the Registrant, as depositor, Wilmington Trust Company, as property trustee, and the Administrative Trustees of
                       Yardville Capital Trust.
 (B)         4.3       Indenture dated October 16, 1997, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant's 9.25% Subordinated Debentures due 2027.
 (B)         4.4       Preferred Securities Guarantee Agreement dated as of October 16, 1997, between the Registrant
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

           Exhibit
           Number      Description                                                                                             Page
-----------------------------------------------------------------------------------------------------------------------------------
             4.7       The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant's Floating Rate Junior Subordinated Deferrable Interest Debentures
                       due March 1, 2033: (i) Amended and Restated Declaration of Trust dated February 19, 2003, among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative
                       Trustees of Yardville Capital Trust IV; (ii) Indenture dated as of February 19, 2003, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant's Floating
                       Rate Junior Subordinated Deferrable Interest Debentures due March 1, 2033; and (iii) Capital
                       Securities Guarantee Agreement dated as of February 19, 2003, between the Registrant and
                       Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of
                       Yardville Capital Trust IV.
  +         10.1       Employment Contract between Registrant and Stephen F. Carman*
  +         10.2       Employment Contract between Registrant and Jay G. Destribats*
  +         10.3       Employment Contract between Registrant and James F. Doran*
  +         10.4       Employment Contract between Registrant and Frank Durand III*
  +         10.5       Employment Contract between Registrant and Howard N. Hall*
  +         10.6       Employment Contract between Registrant and Timothy J. Losch*
  +         10.7       Employment Contract between Registrant and Eugene C. McCarthy*
  +         10.8       Employment Contract between Registrant and Daniel J. O'Donnell*
  +         10.9       Employment Contract between Registrant and Patrick M. Ryan*
  +         10.10      Employment Contract between Registrant and John P. Samborski*
  +         10.11      Employment Contract between Registrant and Sarah J. Strout*
  +         10.12      Employment Contract between Registrant and Stephen R. Walker*
  +         10.13      Supplemental Executive Retirement Plan*
  +         10.14      Supplemental Executive Retirement Plan Summary for the Benefit of
                       Jay G. Destribats*
  +         10.15      Supplemental Executive Retirement Plan Summary for the Benefit of
                       Patrick M. Ryan*
  +         10.16      Supplemental Executive Retirement Plan Summary for the Benefit of Stephen F. Carman*
  +         10.17      Supplemental Executive Retirement Plan Summary for the Benefit of
                       Timothy J. Losch*
  +         10.18      1988 Stock Option Plan*
 (D)        10.19      1994 Stock Option Plan*
  +         10.20      Directors' Deferred Compensation Plan*
 (C)        10.21      1997 Stock Option Plan*

           Exhibit
           Number      Description                                                                                             Page
-----------------------------------------------------------------------------------------------------------------------------------
 (F)        10.22      Yardville National Bank Employee Stock Ownership Plan, as amended*
 (E)        10.23      Lease agreement between Crestwood Construction and the Bank dated May 25, 1998
 (G)        10.24      Real property lease between the Bank and BYN, LLC for our branch located at 1041 Route 206,
                       Bordentown, New Jersey
 (G)        10.25      Real property lease between the Bank and FYNB, LLC for our branch located in Raritan, New
                       Jersey
 (G)        10.26      Real property lease between the Bank and Union Properties, LLC for our branch located at 1575
                       Brunswick Avenue, Lawrence, New Jersey
 (G)        10.27      Real property lease between the Bank and The Lalor Urban Renewal Limited Partnership for our
                       branch located in the Lalor Plaza in Trenton, New Jersey
  +          21        List of Subsidiaries of the Registrant
             23        Consent of KPMG LLP
            99.1       Certification by Patrick M. Ryan, President and CEO
            99.2       Certification by Stephen F. Carman, Vice President and Treasurer
              +        Previously filed
             (A)       Incorporated by reference to the Registrant's Registration Statement on Form SB-2
                       (Registration No. 33-78050)
             (B)       Incorporated by reference to the Registrant's Registration Statement on Form S-2 (Registration
                       Nos. 333-35061 and 333-35061-01)
             (C)       Incorporated by reference to the Registrant's definitive proxy statement, filed April 8, 2000, for the Annual Meeting of Stockholders of Yardville National Bancorp held May 2, 2000
             (D)       Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, as amended by Form 10-Q/A filed June 9, 1998
             (E)       Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998
             (F)       Incorporated by reference to the Registrant's Registration Statement on Form S-8 (Registration
                       No. 333-71741)
             (G)       Incorporated by reference to the Registrant's Registration Statement on Form S-3 (Registration
                       No. 333-99269)


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.