Form 10-Q
period 2003-03-31
YARDVILLE NATIONAL BANCORP
filed 2003-05-15
CIK 787849

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2003

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For transition period from

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

                                 Not Applicable
          --------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 9, 2003 the following class and number of shares were outstanding:

Common Stock, no par value                                    10,408,095
--------------------------                          ----------------------------
          Class                                     Number of shares outstanding

                                      INDEX

                   YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART I            FINANCIAL INFORMATION                                PAGE NO.
------            ---------------------                                --------
Item 1.           Financial Statements (unaudited)

                  Consolidated Statements of Condition
                  March 31, 2003 (unaudited) and December 31, 2002            3

                  Consolidated Statements of Income
                  Three months ended March 31, 2003 and 2002 (unaudited)      4

                  Consolidated Statements of Cash Flows
                  Three months ended March 31, 2003 and 2002 (unaudited)      5

                  Notes to Consolidated Financial Statements                  6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              10

Item 3.           Quantitative and Qualitative Disclosures
                  About Market Risk                                          29

Item 4.           Controls and Procedures                                    31


PART II           OTHER INFORMATION
-------           -----------------
Item 1.           Legal Proceedings                                          32

Item 2.           Changes in Securities and Use of Proceeds                  32

Item 3.           Defaults Upon Senior Securities                            32

Item 4.           Submission of Matters to a Vote of Security Holders        32

Item 5.           Other Information                                          32

Item 6.           Exhibits and Reports on Form 8-K                           32

Index to Exhibits                                                            34

Signatures                                                                   35

Certifications                                                               36

Part I. Financial Information

Item 1.  Financial Statements

                            Yardville National Bancorp and Subsidiaries
                                Consolidated Statements of Condition
                                            (Unaudited)

                                                                    March 31,          December 31,
--------------------------------------------------------------------------------------------------
 (in thousands, except share data)                                     2003               2002
--------------------------------------------------------------------------------------------------
 Assets:
 Cash and due from banks                                           $   31,592           $   28,608
 Federal funds sold                                                    74,060               72,485
--------------------------------------------------------------------------------------------------
   Cash and Cash Equivalents                                          105,652              101,093
--------------------------------------------------------------------------------------------------
 Interest bearing deposits with banks                                     872                2,501
 Securities available for sale                                        813,775              820,665
 Investment securities (market value of $62,566 in 2003 and
   $56,710 in 2002)                                                    60,551               54,690
 Loans                                                              1,245,661            1,195,143
   Less:  Allowance for loan losses                                   (16,561)             (16,821)
--------------------------------------------------------------------------------------------------
   Loans, net                                                       1,229,100            1,178,322
 Bank premises and equipment, net                                      12,118               12,208
 Other real estate                                                      1,848                1,048
 Bank owned life insurance                                             41,340               40,850
 Other assets                                                          23,373               20,081
--------------------------------------------------------------------------------------------------
   Total Assets                                                    $2,288,629           $2,231,458
--------------------------------------------------------------------------------------------------
 Liabilities and Stockholders' Equity:
 Deposits
   Non-interest bearing                                            $  137,836           $  126,183
   Interest bearing                                                 1,201,266            1,146,103
--------------------------------------------------------------------------------------------------
   Total Deposits                                                   1,339,102            1,272,286
--------------------------------------------------------------------------------------------------
 Borrowed funds
   Securities sold under agreements to repurchase                      10,000               10,000
   Federal Home Loan Bank advances                                    736,000              746,000
   Obligation for Employee Stock Ownership Plan (ESOP)                    300                  400
   Other                                                                  660                1,311
--------------------------------------------------------------------------------------------------
   Total Borrowed Funds                                               746,960              757,711
--------------------------------------------------------------------------------------------------
 Company-obligated Mandatorily Redeemable Trust Preferred
   Securities of Subsidiary Trust holding solely junior
   Subordinated Debentures of the Company                              36,000               32,500
 Other liabilities                                                     20,081               23,022
--------------------------------------------------------------------------------------------------
   Total Liabilities                                               $2,142,143           $2,085,519
--------------------------------------------------------------------------------------------------
 Stockholders' equity
 Preferred stock:  no par value
   Authorized 1,000,000 shares, none issued
 Common stock:  no par value
   Authorized 12,000,000 shares
   Issued 10,578,953 shares in 2003 and
      10,576,157 shares in 2002                                        89,377               89,297
 Surplus                                                                2,205                2,205
 Undivided profits                                                     52,793               50,633
 Treasury stock, at cost: 180,248 shares in 2003 and 2002              (3,154)              (3,154)
 Unallocated ESOP shares                                                 (300)                (400)
 Accumulated other comprehensive income                                 5,565                7,358
--------------------------------------------------------------------------------------------------
   Total Stockholders' Equity                                         146,486              145,939
--------------------------------------------------------------------------------------------------
   Total Liabilities and Stockholders' Equity                      $2,288,629           $2,231,458
--------------------------------------------------------------------------------------------------


See Accompanying Notes to Unaudited Consolidated Financial Statements.

                           Yardville National Bancorp and Subsidiaries
                                Consolidated Statements of Income
                                           (Unaudited)

                                                                        Three Months Ended
                                                                            March 31,
-----------------------------------------------------------------------------------------------
 (in thousands, except per share amounts)                           2003                  2002
-----------------------------------------------------------------------------------------------
 INTEREST INCOME:
 Interest and fees on loans                                        $20,054              $17,569
 Interest on deposits with banks                                         7                   16
 Interest on securities available for sale                           8,807               10,160
 Interest on investment securities:
   Taxable                                                              58                  263
   Exempt from Federal income tax                                      631                  582
 Interest on Federal funds sold                                        211                  302
-----------------------------------------------------------------------------------------------
   Total Interest Income                                            29,768               28,892
-----------------------------------------------------------------------------------------------
 INTEREST EXPENSE:
 Interest on savings account deposits                                2,640                2,784
 Interest on certificates of deposit of $100,000 or more             1,058                1,385
 Interest on other time deposits                                     3,853                4,633
 Interest on borrowed funds                                          9,034                8,667
 Interest on trust preferred securities                                854                  775
-----------------------------------------------------------------------------------------------
   Total Interest Expense                                           17,439               18,244
-----------------------------------------------------------------------------------------------
   Net Interest Income                                              12,329               10,648
 Less provision for loan losses                                        600                  550
-----------------------------------------------------------------------------------------------
   Net Interest Income After Provision for Loan Losses              11,729               10,098
-----------------------------------------------------------------------------------------------
 NON-INTEREST INCOME:
 Service charges on deposit accounts                                   547                  516
 Securities gains, net                                                 151                  643
 Income on bank owned life insurance                                   509                  411
 Other non-interest income                                             365                  332
-----------------------------------------------------------------------------------------------
   Total Non-Interest Income                                         1,572                1,902
-----------------------------------------------------------------------------------------------
 NON-INTEREST EXPENSE:
 Salaries and employee benefits                                      5,017                4,242
 Occupancy expense, net                                              1,026                  817
 Equipment expense                                                     690                  544
 Other non-interest expense                                          1,914                1,596
-----------------------------------------------------------------------------------------------
   Total Non-Interest Expense                                        8,647                7,199
-----------------------------------------------------------------------------------------------
 Income before income tax expense                                    4,654                4,801
 Income tax expense                                                  1,298                1,306
-----------------------------------------------------------------------------------------------
   Net Income                                                      $ 3,356              $ 3,495
-----------------------------------------------------------------------------------------------
 EARNINGS PER SHARE:
 Basic                                                             $  0.32              $  0.44
 Diluted                                                           $  0.32              $  0.43
-----------------------------------------------------------------------------------------------
 Weighted average shares outstanding:
 Basic                                                              10,397                8,012
 Diluted                                                            10,565                8,092
-----------------------------------------------------------------------------------------------

See Accompanying Notes to Unaudited Consolidated Financial Statements.

                             Yardville National Bancorp and Subsidiaries
                                Consolidated Statements of Cash Flows
                                             (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
----------------------------------------------------------------------------------------------------
 (in thousands)                                                               2003           2002
----------------------------------------------------------------------------------------------------
 Cash Flows from Operating Activities:
 Net Income                                                                 $   3,356      $   3,495
 Adjustments:
   Provision for loan losses                                                      600            550
   Depreciation                                                                   546            427
   ESOP fair value adjustment                                                      31              2
   Amortization and accretion                                                   1,210            803
   Gains on sales of securities available for sale                               (151)          (643)
   Loss on sale of other real estate                                               --              7
   Increase in other assets                                                    (2,858)          (593)
   (Decrease) increase in other liabilities                                    (2,941)           776
 ---------------------------------------------------------------------------------------------------
   Net Cash (Used In) Provided by Operating Activities                           (207)         4,824
----------------------------------------------------------------------------------------------------
 Cash Flows From Investing Activities:
   Net decrease (increase) in interest bearing deposits with banks              1,629           (717)
   Purchase of securities available for sale                                 (200,061)      (156,963)
   Maturities, calls and paydowns of securities available for sale            168,403         65,244
   Proceeds from sales of securities available for sale                        34,777        121,009
   Proceeds from maturities and paydowns of investment securities                 815            724
   Purchase of investment securities                                           (6,679)          (396)
   Net increase in loans                                                      (52,180)       (43,569)
   Expenditures for bank premises and equipment                                  (456)          (635)
----------------------------------------------------------------------------------------------------
   Net Cash Used by Investing Activities                                      (53,752)       (15,303)
----------------------------------------------------------------------------------------------------
 Cash Flows from Financing Activities:
   Net increase in non-interest bearing demand,
      money market, and savings deposits                                       94,832         62,149
   Net decrease in certificates of deposit                                    (28,016)       (18,274)
   Net decrease in borrowed funds                                             (10,751)          (101)
   Proceeds from issuance of trust preferred securities                        15,000             --
   Retirement of trust preferred securities                                   (11,500)            --
   Proceeds from issuance of common stock                                          49             --
   Decrease in unallocated ESOP shares                                            100            100
   Dividends paid                                                              (1,196)          (885)
----------------------------------------------------------------------------------------------------
   Net Cash Provided by Financing Activities                                   58,518         42,989
----------------------------------------------------------------------------------------------------
   Net increase in cash and cash equivalents                                    4,559         32,510
   Cash and cash equivalents as of beginning of period                        101,093         66,731
----------------------------------------------------------------------------------------------------
 Cash and Cash Equivalents as of End of Period                              $ 105,652      $  99,241
----------------------------------------------------------------------------------------------------
 Supplemental Disclosure of Cash Flow Information:
     Cash paid during the period for:
          Interest                                                             18,476         19,852
          Income taxes                                                          6,100             --
----------------------------------------------------------------------------------------------------
Supplemental Schedule of Non-cash Investing and Financing
     Activities:
          Transfers from loans to other real estate, net of charge offs           801             --
----------------------------------------------------------------------------------------------------

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2003
(Unaudited)

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

The consolidated financial data as of and for the three months ended March 31, 2003 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2003.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiaries, Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, Yardville Capital Trust IV and The Yardville National Bank (the "Bank") and the Bank's wholly owned subsidiaries (collectively, the Corporation). All significant inter-company balances and transactions have been eliminated in consolidation.

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

2. Earnings Per Share

Weighted average shares for the basic net income per share computation for the three months ended March 31, 2003 and 2002 were 10,397,000 and 8,012,000, respectively. For the diluted net income per share computation, common stock equivalents of 168,000 and 80,000 were included for the three months ended March 31, 2003 and 2002, respectively. Common stock equivalents that were antidilutive were 379,000 and 437,000 for the three months ended March 31, 2003 and 2002, respectively.

3. Stock Based Compensation

The Corporation applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                               For the three months ended March 31,
---------------------------------------------------------------------------------------------------
 (in thousands)                                                                    2003      2002
---------------------------------------------------------------------------------------------------
 Net income as reported:
    As reported                                                                   $3,356     $3,495
 Deduct:  Total stock-based employee compensation expense
    determined under fair value based methods for all awards,
    net of related tax effects                                                       108         76
---------------------------------------------------------------------------------------------------
 Pro forma net income                                                             $3,248     $3,419
===================================================================================================
 Earnings per share:
 Basic:
     As reported                                                                  $ 0.32     $ 0.44
     Pro forma                                                                      0.31       0.43
  Diluted:
     As reported                                                                  $ 0.32     $ 0.43
     Pro forma                                                                      0.31       0.42
---------------------------------------------------------------------------------------------------

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003 and 2002, respectively: (1) an expected annual dividend rate of $0.46 in both 2003 and 2002, (2) risk free rate of 2.8% and 2.7%, (3) expected average life of approximately eight years in 2003 and five years in 2002, (4) expected volatility of 38% in 2003 and 36% in 2002.

4. Comprehensive Income

 Below is a summary of comprehensive income for the three months ended March 31, 2003 and 2002.

    Comprehensive Income                                        Three Months Ended March 31,
   -----------------------------------------------------------------------------------------
   (in thousands)                                                           2003      2002
   -----------------------------------------------------------------------------------------
   Net Income                                                              $ 3,356   $ 3,495
   -----------------------------------------------------------------------------------------
   Other comprehensive income
        Unrealized holding losses for the period,
              net of tax                                                    (1,693)   (3,441)
        Less reclassification of realized net gain on sale of
             securities available for sale, net of tax                         100       442
   -----------------------------------------------------------------------------------------
        Holding loss arising during the period,
             net of tax and reclassification                                (1,793)   (3,865)
   -----------------------------------------------------------------------------------------
   Total comprehensive income (loss)                                       $ 1,563   $  (370)
   =========================================================================================

5. Relationships and Transactions with Directors and Officers

Certain directors and officers of the Corporation and their associates are or have in the past been customers of, and have transactions with, the Bank. All deposit accounts, loans, and commitments comprising such transactions were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers of the Bank. In the opinion of management of the Corporation and the Bank, these loans did not involve more than normal risks of collectibility or present other unfavorable features.

The following table summarizes activity with respect to such loans:

--------------------------------------------------------------------------------
                                           For the three      For the year
                                           months ended          ended
(in thousands)                            March 31, 2003    December 31, 2002
--------------------------------------------------------------------------------
Balance as of beginning of period             $42,996          $37,409
Additions                                       1,559           29,724
Reductions                                      3,220           24,137
--------------------------------------------------------------------------------
Balance as of end of the period               $41,335          $42,996
--------------------------------------------------------------------------------

None of these loans were past due or on nonaccrual status as of March 31, 2003 or December 31, 2002.

In addition, the Corporation has had, and expects in the future to have, other transactions in the ordinary course of business with many of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended March 31, 2003 other than listed below.

On February 24, 2003, the Bank entered into a contract of sale on its former operations center to Christopher S. Vernon, a director of the Corporation and the Bank. The purchase price is $650,000 and the Bank will record a gain on the sale of the property at closing. The transaction is expected to close in the second quarter of 2003. The sale is contingent on Mr. Vernon and the Bank finalizing a lease on the basement space in that building for a term of less than one year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents management's discussion and analysis of the financial condition and results of operations. It should be read in conjunction with the 2002 Annual Report to Stockholders and Form 10-K, as amended, for the fiscal year ended December 31, 2002 as well as the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q. Throughout this report, the terms "YNB," "company," "we," "us," "our," and "corporation" refer to Yardville National Bancorp, our wholly owned banking subsidiary, The Yardville National Bank (the "Bank"), and other wholly owned subsidiaries, as a consolidated entity. The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of our operations.

This Form 10-Q contains express and implied statements relating to our future financial condition, results of operations, plans, objectives, performance, and business, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These may include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Actual results may differ materially from those expected or implied as a result of certain risks and uncertainties, including but not limited to, the results of our efforts to implement our retail strategy; adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses; interest rate fluctuations and other economic conditions; continued levels of our loan quality and origination volume; our ability to attract core deposits; continued relationships with major customers; competition in product offerings and product pricing; adverse changes in the economy that could increase credit-related losses and expenses; adverse changes in the market price of our common stock; compliance with laws, regulatory requirements and Nasdaq standards; and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Financial Condition

Assets

Total consolidated assets at March 31, 2003 were $2.29 billion, an increase of $57.2 million or 2.6% compared to $2.23 billion at December 31, 2002. The growth in YNB's asset base during the first three months of 2003 demonstrated our strength as a business-focused, relationship-oriented, community bank as total loans increased approximately $51 million. The growth in loans was principally reflected in commercial real estate loans. The funding for this asset growth came primarily from interest bearing demand deposits. New deposit initiatives in our northern region, which includes Hunterdon, Somerset, and Middlesex Counties in New Jersey, have also supported asset growth.

Federal funds sold

At March 31, 2003, Federal funds sold totaled $74.1 million compared to $72.5 million at December 31, 2002. Federal funds sold are the primary source of balance sheet liquidity for YNB. Deposit growth modestly exceeded loan growth which allowed us to reduce borrowed funds in the first quarter of 2003. This resulted in a slight increase in the level of Federal funds sold at March 31, 2003.

Securities

The following tables present the amortized cost and market value of YNB's securities portfolios as of March 31, 2003 and December 31, 2002.

Securities Available For Sale                           March 31, 2003                  December 31, 2002
------------------------------------------------------------------------------------------------------------------
                                                      Amortized           Market       Amortized           Market
(in thousands)                                             Cost            Value            Cost            Value
------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities and
     obligations of other U.S.
     government agencies                              $ 286,958        $ 289,108       $ 245,973        $ 248,901
Mortgage-backed securities                              419,907          427,473         468,745          478,357
Corporate obligations                                    57,777           56,493          55,087           53,696
All other securities                                     40,701           40,701          39,711           39,711
------------------------------------------------------------------------------------------------------------------
Total                                                 $ 805,343        $ 813,775       $ 809,516        $ 820,665
==================================================================================================================

Investment Securities                                   March 31, 2003                  December 31, 2002
------------------------------------------------------------------------------------------------------------------
                                                      Amortized           Market       Amortized           Market
(in thousands)                                             Cost            Value            Cost            Value
------------------------------------------------------------------------------------------------------------------
Obligations of state and
     political subdivisions                           $  56,474        $  58,365       $  50,308        $  52,212
Mortgage-backed securities                                4,077            4,201           4,382            4,498
------------------------------------------------------------------------------------------------------------------
Total                                                 $  60,551        $  62,566       $  54,690        $  56,710
==================================================================================================================

Securities represented 38.2% of total assets at March 31, 2003 and 39.2% at December 31, 2002. Total securities decreased $1.1 million to $874.3 million at March 31, 2003 compared to $875.4 million at year-end 2002. The available for sale portfolio represented 93.1% of the total securities holdings of YNB at March 31, 2003, compared to 93.8% at December 31, 2002.

At March 31, 2003, securities available for sale (AFS) had net unrealized gains, net of tax effect, of $5.6 million as reported in accumulated other comprehensive income in stockholders' equity, compared to $7.4 million in net unrealized gains, net of tax effect, at December 31, 2002. Economic uncertainty has resulted in volatility in the U.S. treasury yield curve. These changes can impact the market value of our securities both positively and negatively. Changes in the treasury yield curve and changes in the mix of securities in the portfolio in the first quarter of 2003 resulted in the decrease in the net unrealized gain in our AFS portfolio at March 31, 2003 compared to the balance at year-end 2002.

Securities available for sale decreased $6.9 million or 0.8% to $813.8 million at March 31, 2003 as compared to $820.7 million as of December 31, 2002. The decrease in securities available for sale was the result of a $50.9 million decrease in mortgage-backed securities partially offset by a $40.2 million increase in U.S. agency bonds and increases in corporate obligations and all other securities. In the first quarter of 2003, we implemented a strategy of moderately extending the duration of the portfolio, currently at approximately two years, to improve the performance of the portfolio in a stable or falling interest rate environment, while at the same time seeking to limit extension risk in a rising rate environment. This was accomplished through securities sales and by not investing in 30 year fixed rate mortgage-backed securities and fixed and floating rate CMOs that were experiencing faster than anticipated principal prepayments. The proceeds were instead invested in longer-term tax-free municipal bonds, classified as held to maturity, and into U.S. Agency callable bonds classified as available for sale. YNB has targeted a 2.5-year duration on the securities portfolio. These actions were intended to stabilize the yield on the investment portfolio in the current rate environment. However, should overall interest rates continue to fall or prepayments on mortgage-backed securities increase from first quarter levels, the yield on our AFS portfolio could continue to decline.

We manage a portion of our AFS portfolio with the primary objective of enhancing return on average stockholders' equity and earnings per share. We refer to this as our Investment Growth Strategy. At March 31, 2003, these Investment Growth Strategy securities decreased $60.4 million from the year-end 2002 level to $169.7 million. Management utilizes asset and liability simulation models to analyze risk and reward relationships in different interest rate environments and the degree of interest rate risk exposure associated with this strategy. Our Investment Growth Strategy, as a percentage of total assets, has declined to 7.4% of total assets and we believe will continue to decline over time as our asset base grows.

Investment securities, classified as held to maturity, increased $5.9 million to $60.6 million at March 31, 2003 from $54.7 million at December 31, 2002. The increase was due to a $6.2 million increase in tax-free municipal bonds, partially offset by a $305,000 decrease in mortgage-backed securities.

Loans

We continue to emphasize commercial real estate and commercial and industrial loans to individuals and small-to mid-sized businesses. The loan portfolio represents our largest earning asset class and is our primary source of interest income. Total loans increased $50.5 million or 4.2% to $1.25 billion at March 31, 2003 from $1.20 billion at December 31, 2002. Our strength as a commercial lender and geographic expansion has resulted in ongoing loan growth. Our loan portfolio represented 54.4% of total assets at March 31, 2003 compared to 53.6% at December 31, 2002. Strong competition from both bank and non-bank competitors, in addition to borrowers' concerns over the economy, real estate prices and interest rates could affect future loan growth. The majority of our lending business is with customers located within Mercer County, New Jersey and contiguous counties. Accordingly, the ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the region's economic environment and real estate market.

The table below sets forth YNB's loan portfolio composition and loan growth by type for the three months ended March 31, 2003.

Loan Portfolio Composition
-------------------------------------------------------------------------------------------------------------------
 (In thousands)                                       03/31/03          12/31/02           Change          % Change
-------------------------------------------------------------------------------------------------------------------
Commercial real estate
     Owner occupied                                 $  176,288        $  164,450       $  11,838                7.2%
     Investor occupied                                 355,503           321,583          33,920               10.5
     Construction and development                      122,415           121,295           1,120                0.9
-------------------------------------------------------------------------------------------------------------------

Residential
     1-4 family                                        119,749           116,829           2,920                2.5
     Multi-family                                       31,983            34,012          (2,029)              (6.0)
-------------------------------------------------------------------------------------------------------------------

Commercial and industrial
     Term                                              138,588           129,513           9,075                7.0
     Lines of credit                                   196,552           207,562         (11,010)              (5.3)
     Demand                                                792               972            (180)             (18.5)
-------------------------------------------------------------------------------------------------------------------

Consumer
     Home equity                                        74,887            70,579           4,308                6.1
     Installment                                        19,841            19,078             763                4.0
     Other                                               9,063             9,270            (207)              (2.2)
===================================================================================================================
Total loans                                         $1,245,661        $1,195,143       $  50,518                4.2%
===================================================================================================================

At March 31, 2003, commercial real estate loans and commercial and industrial loans represented 79.5% of total loans. In underwriting these loans, we first evaluate the cash flow capacity of the borrower to repay the loan as well as the borrower's business experience. In addition, a majority of commercial loans are also secured by real estate and/or business assets and supported by the personal guarantees of the principals. We also diligently monitor the composition and quality of the overall commercial portfolio including significant credit concentrations by borrower or industry.

Commercial real estate loans consist of owner occupied, investor occupied, and construction and development loans. Construction and development loans include residential and commercial projects and are typically made to experienced developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Our lending policies generally require an 80% or lower loan-to-value ratio for commercial real estate mortgages. Collateral values are established based upon independently prepared appraisals. Commercial real estate loans increased $46.9 million in the first three months of 2003 with the greatest growth in investor occupied loans of approximately $34 million, as real estate development continued in our markets. Growth in commercial real estate loans accounted for 92.8% of the total loan growth year to date.

Residential loans include 1-4 family and multi-family loans. This segment of our portfolio totaled $151.7 million at March 31, 2003, increasing $891,000 or 0.6% from year-end 2002. Residential 1-4 family loans totaled $119.7 million at March 31, 2003 and represented 78.9% of total residential mortgage loans. YNB's 1-4 family loans are secured by first liens on the underlying real property. YNB is a participating seller/servicer with the Federal National Mortgage Association
(FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) and generally underwrites its single-family residential mortgage loans to conform to the standards required by these agencies. Multi-family loans, which represented $32.0 million of the total residential loans, primarily consist of loans secured by apartment complexes.

Commercial and industrial loans are typically loans made to small and mid-sized businesses for a wide variety of needs and include working capital loans, which are used to finance inventory, receivables, and other working capital needs of commercial borrowers. Commercial and industrial loans are structured as term loans, lines of credit and demand loans. Commercial and industrial loans decreased $2.1 million or 0.6% to $335.9 million at March 31, 2003 from $338.0 million at December 31, 2002. The decrease in commercial and industrial loans in the first three months of 2003 resulted primarily from an $11.0 million decrease in lines of credit outstanding, partially offset by an increase of $9.1 million in term loans.

Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Home equity loans and lines represented 72.2% of total consumer loans at March 31, 2003. Consumer loans increased $4.9 million or 4.9% to $103.8 million at March 31, 2003 from $98.9 million at December 31, 2002. The growth was primarily reflected in increased home equity loans and lines. We believe that lower interest rates accounted for the increased activity in the consumer loan portfolio in the first three months of 2003. The expansion of our retail network is expected to generate additional opportunities to increase the size of the consumer loan portfolio.

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

The contract amounts of off-balance sheet financial instruments as of March 31, 2003 and December 31, 2002 for commitments to extend credit were $280.5 million and $243.1 million, respectively, and for letters of credit were $17.9 million and $19.6 million, respectively.

Commitments to extend credit and letters of credit may expire without being drawn upon, and therefore, the total commitment amounts do not necessarily represent future cash flow requirements.

Deposit liabilities

The following table provides information concerning YNB's deposit base at March 31, 2003 and December 31, 2002.

Deposits

-------------------------------------------------------------------------------------------------------------------
(In thousands)                                         3/31/03          12/31/02           Change          % Change
-------------------------------------------------------------------------------------------------------------------
Non-interest bearing demand
     deposits                                        $ 137,836         $ 126,183  $        11,653               9.2%
Interest bearing demand deposits                       190,652           122,015           68,637              56.3
Money market deposits                                  326,444           314,529           11,915               3.8
Savings deposits                                        85,428            82,801            2,627               3.2
Certificates of deposit of $100,000
     or more                                           135,344           145,191           (9,847)             (6.8)
Other time deposits                                    463,398           481,567          (18,169)             (3.8)
-------------------------------------------------------------------------------------------------------------------
Total                                               $1,339,102        $1,272,286  $        66,816               5.3%
===================================================================================================================

Deposits represent our primary funding source and support earning asset growth. Our deposit base consists of non-interest bearing demand, interest bearing demand, savings and money market accounts and time deposits. We continue to implement our retail strategy, which includes expanding our branch network, enhancing our brand image and upgrading our technology infrastructure with the goal of further developing the earnings power of the retail network and increasing our non-interest income. This will be accomplished by attracting lower cost transaction and other core deposit accounts and reducing our dependence on higher cost certificates of deposit (CDs) and borrowed funds. Our Somerville branch, our first in Somerset County, opened in May 2003 and is anticipated to further build and develop our northern region and contribute to achieving the goals of our retail strategy.

Total deposits increased $66.8 million or 5.3% to $1.34 billion at March 31, 2003 compared to $1.27 billion at December 31, 2002. The growth in our deposit base in the first three months of 2003 was primarily driven by the growth in interest bearing demand deposits, and to a lesser extent, money market deposits and non-interest bearing demand deposits.

Interest bearing demand deposits increased $68.6 million or 56.3% to $190.7 million at March 31, 2003 from $122.0 million at year-end 2002. The strong growth in interest bearing demand deposits resulted primarily from the successful bidding on surrogates deposits from several counties in New Jersey and the introduction of a new interest bearing demand deposit product in our new markets called "Simply Better Checking." In January 2003, YNB was awarded approximately $46.0 million in additional surrogates deposits obtained through a competitive bidding process. The average cost of all surrogates deposits for 2003 is approximately 2.55%.

As part of our retail strategy, we have changed the way we promote new branches. In the past, we typically would offer an above market CD rate to attract customers to our new branches. In conjunction with the opening of the Middlesex County branch, and to support our retail expansion in our northern region, we introduced "Simply Better Checking." This account is an interest bearing demand deposit account with an above market introductory interest rate for the first six months. This product encourages customers to bring their primary relationship account to YNB. The introduction of this product was supported by advertising and targeted direct mail. In the first quarter of 2003, approximately 325 new accounts with $25.4 million in balances were opened. We believe this product will allow us to attract new customers and support our growth in our northern region, including our new Somerville branch, and Bucks County, Pennsylvania.

We also experienced other core deposit growth with money market balances increasing $11.9 million or 3.8% to $326.4 million at March 31, 2003 from $314.5 million at December 31, 2002. The increase in money market balances resulted from new depositors as well as existing depositors moving CD proceeds into YNB's Premier money market accounts. Savings deposits increased $2.6 million or 3.2% to $85.4 million at March 31, 2003 from $82.8 million at December 31, 2002.

YNB markets its CDs through its branch network and through a computer-based service provided by an independent third party, which enables us to place CDs nationally. Total CDs, which include CDs of $100,000 or more and other time deposits, decreased $28.0 million or 4.5% to $598.7 million at March 31, 2003 from $626.8 million at December 31, 2002. The decrease resulted from a $20.9 million decline in CDs obtained through the nationwide computer-based service and a $7.1 million decrease in CDs obtained through the retail network. At March 31, 2003, we had approximately $75.9 million in CDs obtained through this nationwide computer-based service, compared to approximately $96.8 million at December 31, 2002. CDs continued to be an important source of funding for YNB in 2003, representing 44.7% of the total deposits at March 31, 2003 compared to 49.3% at year-end 2002. While CDs are expected to represent an important funding vehicle, we are continuing efforts to further increase lower cost core deposits and reduce the need for higher cost funding sources in both new and existing markets.

Non-interest bearing demand deposits increased $11.7 million or 9.2% to $137.8 million at March 31, 2003 compared to $126.2 million at December 31, 2002. The increase in demand deposits was primarily attributable to the growth in new and existing business relationships.

While it is our strategy to fund earning asset growth with the lowest cost core deposits, excluding certificates of deposit, core deposits have historically not been adequate to meet loan demand and are not expected to do so in the future. We believe growth experienced in money market balances over the past two years may shift to historically higher cost CDs if interest rates rise.

Borrowed Funds

YNB's primary funding strategy is to rely on deposits to fund new earning asset growth whenever possible, and to utilize borrowed funds as a secondary funding source for earning assets as well as for asset and liability management, and liquidity purposes. Borrowed funds consist primarily of Federal Home Loan Bank
(FHLB) advances. Borrowed funds totaled $747.0 million at March 31, 2003, a decrease of $10.7 million from the $757.7 million outstanding at December 31, 2002. The decrease in borrowed funds resulted primarily from a decrease in FHLB advances. It is our goal to retire FHLB advances as they mature in 2003. In addition to the $10.0 million retired in the first quarter there are $46.0 million in advances that mature before December 31, 2003. Based on our liquidity position at quarter end, it is our intention to pay off these advances as they become due and reduce total borrowed funds. Within approved policy guidelines, YNB will continue to use borrowed funds as an alternative funding source or to meet desired business, asset and liability or liquidity objectives. With the decreasing level of securities in the Investment Growth Strategy, FHLB advances are not expected to be used for that purpose in 2003.

YNB had FHLB advances outstanding of $736.0 million at March 31, 2003 compared to $746.0 million at December 31, 2002. At March 31, 2003, callable borrowings totaled $619.0 million or 84.1% of total borrowings compared to $629.0 million or 84.3% at December 31, 2002. Callable borrowings have terms of two to ten years and are callable after periods ranging from three months to five years. As of March 31, 2003, YNB had $506.0 million in outstanding callable borrowings with call dates in 2003. We anticipate that, at current interest rate levels, none of these callable advances will be called in 2003. Based on our analysis, we believe rates would have to increase 400 basis points before we would experience call activity.

Company - obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust holding solely junior Subordinated Debentures of the Company (Trust Preferred Securities)

On February 19, 2003, the Company through Yardville Capital Trust IV, a subsidiary of the Company, completed the sale of $15.0 million of floating rate Trust Preferred Securities in a private placement. The floating rate is based on three month LIBOR plus 340 basis points reset quarterly. These securities have a maturity date of March 1, 2033 and are callable in whole or part prior to maturity after March 1, 2008. A portion of the proceeds from the sale of these securities was utilized to redeem on March 31, 2003 the entire issue of $11.5 million of 9.25% Trust Preferred Securities at par plus accrued dividends.

As part of our capital plan, the majority of the net proceeds raised through trust preferred securities offerings were contributed to the Bank to support future asset growth. As of March 31, 2003, all of our Trust Preferred Securities outstanding qualified as Tier 1 capital.

Equity Capital

Stockholders' equity at March 31, 2003 totaled $146.5 million, an increase of approximately $547,000 or 0.4%, compared to $145.9 million at December 31, 2002. This increase resulted from the following factors:

(i) YNB earned net income of $3.4 million and paid cash dividends of $1.2 million for the three months ended March 31, 2003.

(ii) The net unrealized gains on securities available for sale were $5.6 million at March 31, 2003 compared to net unrealized gains of $7.4 million at December 31, 2002. The decrease in net unrealized gains resulted in a $1.8 million decrease in stockholders' equity.

(iii) Proceeds of $49,000 from the exercise of stock options and a $31,000 increase associated with the fair market value adjustment related to the allocation of shares to employee accounts in the ESOP.

(iv) A reduction in unallocated ESOP shares of $100,000, to $300,000 at March 31, 2003 from $400,000 at December 31, 2002.

The table below presents the actual capital amounts and ratios of the Holding Company and the Bank at March 31, 2003 and December 31, 2002.

                                                             Amount                            Ratios
--------------------------------------------------------------------------------------------------------------------
(amounts in thousands)                                3/31/03         12/31/02          3/31/03           12/31/02
--------------------------------------------------------------------------------------------------------------------
Risk-based capital:
Tier 1:
          Holding Company                            $ 176,917       $ 171,076             11.7%             11.8%
          Bank                                         166,494         164,430             11.0              11.4
--------------------------------------------------------------------------------------------------------------------
Total:
          Holding Company                            $ 193,477       $ 187,897             12.8%             13.0%
          Bank                                         183,055         181,251             12.1              12.6
--------------------------------------------------------------------------------------------------------------------
Tier 1 leverage:
          Holding Company                            $ 176,917       $ 171,076              7.8%              8.2%
          Bank                                         166,494         164,430              7.3               7.9
--------------------------------------------------------------------------------------------------------------------

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be considered "well capitalized," an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At March 31, 2003, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is our goal to maintain adequate capital to continue to support YNB's asset growth and maintain its status as a well-capitalized institution.

Our 401(k) savings plan has, since August 1998, included an option for our employees to invest a portion of their plan accounts in a fund (the "YNB Stock Fund") that has acquired shares of our common stock in the open market. In connection with the addition of the YNB Stock Fund to the plan, we inadvertently did not register with the Securities and Exchange Commission the 401(k) savings plan interests or the shares of common stock acquired by the YNB Stock Fund and may not have distributed certain information to plan participants on a timely basis as required by securities laws. After being advised of those requirements, we promptly completed the registration and distributed the required information to our plan participants. In November 2002, the Board of Directors of YNB approved the discontinuance of the YNB Stock Fund, and the sale of our common stock owned by the YNB Stock Fund to the YNB employee stock ownership plan in the near future. As of October 31, 2002, there was a total of approximately $5.2 million invested in the 401(k) savings plan, of which approximately $738,000 was in the YNB Stock Fund (which owned approximately 41,847 shares of our common stock as of such date). While it is possible that we may have liability based on the requirements applicable to the 401(k) savings plan, we do not believe that any such liabilities or claims, if asserted, would have a material adverse effect on our financial condition or results of operations. That conclusion is based in part on our expectation that the sale of our common stock by the YNB Stock Fund will occur in the near future and at a price at or near the current market price of our common stock. If the sale is completed at a price significantly lower than the current market price of our common stock, it is possible that such liabilities or claims, if asserted, could have a material adverse effect on our financial condition or results of operations. There can be no assurance that we will be able to complete the sale of shares by the 401(k) savings plan in the time period or in the price range currently contemplated.

We also maintain a dividend reinvestment and stock purchase plan (the "YNB DRIP"). In 1997, in connection with adding a 3% discount to dividend reinvestments through the YNB DRIP, we inadvertently did not register with the Securities and Exchange Commission our common stock purchased through the YNB DRIP and may not have distributed certain information to plan participants as required by securities laws. After being advised of those requirements, we promptly suspended operation of the YNB DRIP. We expect in the near future to complete the registration of the shares of common stock purchased (and to be purchased) through the YNB DRIP. In addition, our Board of Directors has approved an offer to be made in the near future to all YNB DRIP participants to rescind their purchases of common stock through the YNB DRIP since December 1, 1997. Approximately 125,993 shares of common stock as adjusted for stock splits and stock dividends have been acquired through the YNB DRIP since December 1, 1997, at prices ranging from $8.88 to $19.93 per share. As of May 1, 2003, the market price of our common stock was $18.76 per share. We do not believe that participants will be likely to accept the rescission offer if the market price of our common stock is then close to or higher than the rescission price (an amount equal to the original purchase price of the shares, plus interest since the date of purchase and less any amounts received by the participant with respect to such shares, including subsequent cash dividends whether or not they were reinvested in shares of our common stock). In the event some participants do accept the rescission offer, we believe, based upon the current market price of the common stock, that the aggregate amount of rescission payments would not have a material adverse effect on our financial condition or results of operations. If, however, a greater than expected number of participants accept the rescission offer or the rescission offer is completed at a time when the market price of our common stock is significantly lower than the current market price of our common stock, the aggregate amount of rescission payments could have a material adverse effect on our financial condition or results of operations. There can be no assurance that we will be able to complete the rescission offer in the time period currently contemplated.

Credit Quality

We have successfully grown our loan portfolio, while at the same time maintaining high asset quality standards. Our significant lending experience, collateral based approach to lending, and the effective development and management of our commercial loan relationships have resulted in low levels of nonperforming assets and net charge offs.

The following table sets forth nonperforming assets and risk elements in YNB's loan portfolio by type as of March 31, 2003 and December 31, 2002.

Nonperforming Assets
--------------------------------------------------------------------------------------------------
(in thousands)                                                          03/31/03         12/31/02
--------------------------------------------------------------------------------------------------
Nonaccrual loans:
     Commercial real estate                                            $   2,735  $         2,395
     Residential                                                           1,374            1,526
     Commercial and industrial                                               983            1,143
     Consumer                                                                 40               55
--------------------------------------------------------------------------------------------------
          Total                                                            5,132            5,119
--------------------------------------------------------------------------------------------------
Restructured loans                                                            --              711
--------------------------------------------------------------------------------------------------
Loans 90 days or more past due:
     Residential                                                             355              323
     Consumer                                                                 87              121
--------------------------------------------------------------------------------------------------
          Total                                                              442              444
--------------------------------------------------------------------------------------------------
Total nonperforming loans                                                  5,574            6,274
--------------------------------------------------------------------------------------------------
Other real estate                                                          1,848            1,048
--------------------------------------------------------------------------------------------------
Total nonperforming assets                                             $   7,422  $         7,322
--------------------------------------------------------------------------------------------------

Allowance for loan losses to total loans                                   1.33%            1.41%
Allowance for loan losses to nonperforming loans                         297.11%          268.11%
==================================================================================================

Nonperforming assets, which consist of nonperforming loans and other real estate, totaled $7.4 million at March 31, 2003, a $100,000 or 1.4% increase from $7.3 million at December 31, 2002. Nonperforming assets over the past five years have averaged approximately $7.7 million. Nonperforming assets increased primarily due to an increase in other real estate (ORE) partially offset by a reduction in restructured loans. Total nonperforming assets as a percentage of total assets were 0.32% at March 31, 2003 compared to 0.33% at December 31, 2002. The modest decrease in this ratio resulted primarily from the increase in total assets.

At March 31, 2003, nonperforming loans, which are loans 90 days or more past due and nonaccrual loans, totaled $5.6 million, a $700,000 or 11.2% decrease from $6.3 million at December 31, 2002. The decrease in nonperforming loans was primarily due to the return to performing status of one restructured loan totaling $711,000. Nonaccrual loans increased a modest $13,000 due to an increase in new nonaccrual loans, partially offset by loan charge offs and transfers to ORE.

ORE totaled $1.8 million at March 31, 2003 reflecting an $800,000 increase from $1.0 million in ORE at December 31, 2002. The increase in ORE resulted primarily from the transfer of two nonaccrual loans into ORE. ORE is reported at the lower of cost or fair value at the time of acquisition, and at the lower of cost or fair value, less estimated costs to sell, thereafter.

We believe that our historical low level of nonperforming assets in relation to an increasing loan portfolio is reflective of our credit culture, which includes strict underwriting standards, active loan review and strong credit policies. Our objective is to maintain a high credit quality loan portfolio regardless of the economic climate. The continuing weakness of the economy, however, could cause nonperforming asset levels to increase from their current or historical levels, which would have a negative impact on our earnings.

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

In setting the reserve percentage for each risk rating from time to time, we utilize a computer software program to perform migration analysis to determine historical loan loss experience. In addition, we use our judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates and level of business activity. Allocations to the allowance for loan losses, both specific and general, are determined after this review.

Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. Commercial loan risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as either "minimal, modest, better than average, average and acceptable." Loans with acceptable risk were reserved at a range of 0.25% to 1.40% at March 31, 2003. The previous range of 0.35% to 1.50% was lowered in the first quarter of 2003 based on historical loan loss rates over an eight quarter rolling trend utilizing migration analysis and management's judgment. Risk ratings of between 6 and 8 are considered higher than acceptable risk and correspond to loans rated as "special mention, substandard and doubtful." Due to the higher level of risk, these loans were reserved at a range of 3.75% to 50% at March 31, 2003. Loans with a risk rating of 9 are considered to be a loss and reserved at 100%. At March 31, 2003, there were no 9 rated loans.

Residential mortgages and consumer loans are assigned individual reserve percentages of between 0.15% for the lowest risk to 2.60% for higher risk loans within the acceptable risk ratings. The assigned reserve percentages changed in the first quarter of 2003 from the previous range of 0.25% to 0.75%. These changes were based on historical loan loss rates over an eight quarter rolling trend utilizing migration analysis and management's judgment.

We provide for possible loan losses by a charge to current operations to maintain the allowance for loan losses at an adequate level according to our documented allowance adequacy methodology. The allowance for loan losses totaled $16.6 million at March 31, 2003, a decrease of $260,000 from the $16.8 million at year-end 2002. The provision for loan losses for the first three months of 2003 was $600,000 compared to $550,000 for the same period of 2002. Gross charge offs were $917,000 for the first three months of 2003 compared to $62,000 for the same period in 2002. Gross recoveries were $57,000 for the first three months of 2003 compared to $16,000 for the same period in 2002. Annualized net charge offs as a percentage of average loans were 0.28% compared to 0.10% for the year ended December 31, 2002. The decreased size of the allowance resulted primarily from three factors. First, net charge offs for the first three months of 2003 exceeded the provision for loan losses over the same period. Second, total nonperforming loans decreased from the year-end 2002 level improving the coverage ratio. A third factor was a $500,000 charge off of a risk rated 9 loan which was fully reserved at December 31, 2002.

We maintain the allowance for loan losses at a level determined in accordance with the above-described process. The change in the allowance reflected this extensive analysis. It is our assessment based on our judgment and analysis, that the allowance for loan losses was appropriate to the credit risk at March 31, 2003. One measure of the adequacy of the allowance for loan losses is the ratio of allowance for loan losses to total loans. This ratio was 1.33% at March 31, 2003 compared to 1.41% at December 31, 2002. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. This ratio was 297.11% at March 31, 2003 compared to 268.11% at December 31, 2002.

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. An unallocated allowance is distributed proportionately among each loan category. This unallocated portion of the allowance for loan losses is important to maintain the overall allowance at a level that is adequate to absorb potential credit losses inherent in the total loan portfolio. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

-----------------------------------------------------------------------------------------------------------
                                As of March 31, 2003                     As of December 31, 2002
-----------------------------------------------------------------------------------------------------------
                                     Percent        Percent of                    Percent        Percent of
                      Reserve          of            loans to      Reserve          of            loans to
(in thousands)         Amount       Allowance      Total loans      Amount       Allowance      Total loans
-----------------------------------------------------------------------------------------------------------
Commercial
 real estate          $ 8,171         49.3%           52.5%        $ 8,189         48.7%           50.8%
Residential               858          5.2            12.2           1,063          6.3            12.6
Commercial
 and industrial         6,674         40.3            27.0           6,886         40.9            28.3
Consumer                  858          5.2             8.3             683          4.1             8.3
-----------------------------------------------------------------------------------------------------------
Total                 $16,561        100.0%          100.0%        $16,821        100.0%          100.0%
-----------------------------------------------------------------------------------------------------------

Extending credit to businesses and consumers exposes us to credit risk. We manage credit risk in the loan portfolio through adherence to strict underwriting standards, guidelines and limitations. Various approval levels, based on the amount of the loan and other credit considerations, have also been established. We recognize that despite our best efforts to minimize risk, losses will occur. In times of economic slowdown, either within our markets or nationally, the risk inherent in YNB's loan portfolio will increase. The timing and amount of loan losses that may occur is dependent upon several factors, most notably current and expected general, regional and local economic conditions and specific financial condition of our borrowers. Although we use the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term changes.

Results of Operations

Net Income

YNB had net income of $3.4 million for the three months ended March 31, 2003, a decrease of $139,000 or 4.0% compared to $3.5 million for the same period in 2002. The decrease in net income for the first three months of 2003 compared to the same period in 2002 was primarily attributable to an increase in non-interest expenses and a reduction in net securities gains, partially offset by higher net interest income. Basic earnings per share for the three months ended March 31, 2003 decreased 27.3% to $0.32 compared to $0.44 for the same period in 2002. Diluted earnings per share for the three months ended March 31, 2003 decreased 25.6% to $0.32 compared to $0.43 for the same period in 2002. The decrease in earnings per share reflects the higher average shares outstanding from the public stock offering completed in December 2002, and to a lesser extent, the reduction in net income. YNB sold 2.3 million common shares and raised $34.3 million in net new equity capital from the recently completed capital stock offering.

Net Interest Income

Net interest income is the largest and most significant component of our operating income. YNB's net interest income for the first three months of 2003 was $12.3 million, an increase of $1.7 million or 15.8% from the same period in 2002. The most significant components of the increase were an increase in interest and fees on loans and a reduction in interest expense on deposits, partially offset by decreased income on securities.

We are continuing our efforts to improve our net interest margin in 2003. The net interest margin is calculated as net interest income divided by average interest earning assets. For the first three months of 2003, the net interest margin was 2.25%, a 1 basis point increase compared to 2.24% for the same period in 2002. The critical factor that limited the improvement in the net interest margin in the first quarter of 2003 was the continued pressure on the investment portfolio yield. This yield continued to decline due to the overall low interest rate environment and the higher than anticipated principal paydowns on mortgage-backed securities. We have implemented several strategies designed to increase net interest income and the net interest margin in 2003. These include increasing the duration of the investment portfolio to stabilize or improve the yield, the early redemption of $11.5 million of 9.25% trust preferred securities on March 31, 2003 and continuing to include interest rate floors on floating rate commercial loans to protect income streams in a falling rate environment. We believe the successful implementation of our retail strategy will result in a lower overall cost of funds over time which will improve profitability.

The net interest margin for the three-month comparative periods in 2003 and 2002 was also impacted by the Investment Growth Strategy. There was a negative impact to the overall net interest margin due to the strategy.

Interest Income

For the first three months of 2003, total interest income was $29.8 million, an increase of $876,000 when compared to interest income of $28.9 million for the same period in 2002. This increase was primarily due to an increase in the volume of average loan assets for the first quarter of 2003 compared to the first quarter of 2002, partially offset by the reduction in the overall yield on earning assets.

Interest and fees on loans for the three months ended March 31, 2003 increased $2.5 million or 14.1% to $20.1 million from $17.6 million for the same period in 2002. The increase in loan interest income resulted from higher average loans of $198.8 million or 19.5%, partially offset by the yield on loans decreasing 31 basis points to 6.59% for the three months ended March 31, 2003 from 6.90% for the same period in 2002. The lower loan yield reflected the impact of the reduction of short-term interest rates in 2002.

Interest on securities declined $1.5 million or 13.7% to $9.5 million for the three months ended March 31, 2003 compared to $11.0 million for the same period in 2002. Average securities for the three months ended March 31, 2003 increased $90.0 million or 11.1% to $900.7 million when compared to the $810.7 million for the same period in 2002. Over the same period, the yield on the securities portfolio decreased 121 basis points to 4.22% from 5.43%. The decline in interest income resulted from the overall lower yield on the securities portfolios, partially offset by the higher average balance of securities. The lower yield on the securities portfolios is due to a combination of factors. The shortening of portfolio duration in 2002, higher than projected prepayment speeds on mortgage-backed securities and lower interest rates accounted for the reduction in the overall portfolio yield.

Interest Expense

Total interest expense decreased $805,000 or 4.4% to $17.4 million for the first three months of 2003, compared to $18.2 million for the same period in 2002. The decrease in interest expense for the comparable time periods resulted primarily from lower rates paid on all interest bearing deposits and, to a lesser extent, on borrowed funds, partially offset by higher overall average balances on these interest-bearing liabilities. Average interest bearing liabilities were $1.97 billion for the three months ended March 31, 2003 reflecting an increase of $213.2 million or 12.1% when compared to the average balance of $1.76 billion for the same period in 2002. The average rate paid on interest bearing liabilities for the three months ended March 31, 2003 decreased 61 basis points to 3.54% from 4.15% for the same period of 2002.

Interest expense on deposit accounts decreased $1.3 million or 14.2% to $7.5 million for the first quarter of 2003 compared to $8.8 million for the same period in 2002. The decline in interest expense on deposits resulted primarily from a $1.1 million decrease in the interest expense on other time deposits and certificates of deposits of $100,000 or more to $4.9 million for the first three month of 2003 compared to $6.0 million for the same period in 2002. Interest expense on savings, money markets and interest bearing demand deposits decreased $144,000 to $2.6 million for the first three months of 2003 compared to $2.8 million for the same period in 2002. The decrease in cost of 77 basis points on these deposits partially offset the average growth of these deposits. For the first quarter of 2003, the average balance of savings, money markets and interest bearing demand deposits increased $146.9 million or 34.6% to $571.6 million compared to $424.8 for the same period in 2002. The growth in these core deposit accounts was primarily due to increased balances in our competitively priced Premier money market accounts and the acquisition of surrogates deposits through a bidding process. In addition, the introduction of our new "Simply Better Checking" product, in our northern region, as part of YNB's retail strategy also increased core deposits.

The total cost of interest bearing deposits was 2.57% for the first quarter of 2003 and reflects a 89 basis point decrease when compared to the 3.46% cost for the same period in 2002. The key factors for the decrease in the cost of interest bearing deposits were a change in the mix of average interest bearing deposits and the decline in the cost of certificates of deposit of $100,000 or more and other time deposits. Average savings, money markets and interest bearing demand deposits for the first quarter of 2003 was $571.6 million which represented 48.6% of total average interest bearing deposits compared to $424.8 million and 41.8% of total average interest bearing deposits for the same period in 2002. These deposits types had a cost of 1.85% in the first quarter of 2003 compared to 2.62% for the same period in 2002. The other factor resulting in the decrease was the drop in the cost of time deposits. For the first quarter of 2003, the cost of certificates of deposit of $100,000 or more decreased 65 basis points to 3.07% compared to 3.72% for the same period in 2002. The cost of other time deposits decreased 87 basis points to 3.31% for the first quarter of 2003 compared to 4.18% for the same period in 2002. We believe that, at the current low level of interest rates, the cost of our time deposits will continue to decline as above market rate CDs reprice to market rates at maturity.

Interest expense on borrowed funds increased $367,000 or 4.2% to $9.0 million for the first three months of 2003 compared to $8.7 million for the same period in 2002. The increased interest expense was the result of a $48.7 million or 6.9% increase in the average balance outstanding in the first three months of 2003 to $757.2 million when compared to $708.5 million for the same period in 2002. The average rate paid on borrowed funds decreased 12 basis points for the three months ended March 31, 2003 to 4.77% from 4.89% for the same period last year. As part of our strategy to improve our net interest margin, we paid off one $10.0 million FHLB advance that matured in March 2003 and plan to retire additional FHLB advances of $46.0 million (including $10.0 million retired in April 2003) at their maturity dates in 2003, subject to future liquidity needs.

Interest expense on trust preferred securities increased $79,000 or 10.2% to $854,000 for the first quarter of 2003 from $775,000 for the same period in 2002 while the average cost of trust preferred securities decreased to 8.93% for the first quarter of 2003 compared to 9.54% for the same period in 2002. In February 2003 we issued $15.0 million in floating rate trust preferred securities at a rate of three month LIBOR plus 340 basis points for an initial rate of 4.74%. On March 31, 2003 we retired $11,500,000 of fixed rate trust preferred securities with a cost of 9.25%. We expect that these transactions will reduce trust preferred interest expense in 2003.

We continue to implement our retail strategy with the goal of attracting lower cost core deposits. This should allow us over time to reduce our dependency on higher cost CDs and borrowed funds. The success of this strategy should allow us to lower our cost of funds and improve our net interest margin. To the extent that core deposit growth is not adequate to fund earning asset growth, we would expect to use both CDs and borrowed funds to meet our liquidity needs.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2003 was $600,000, an increase of $50,000 from the $550,000 for the same period in 2002. For the comparable periods, loan growth was the driving factor in determining the provision for loan losses. The increase in net charge offs and the slight increase in the level of nonperforming loans resulted in a modest increase in the provision for loan losses in the first quarter of 2003 compared to the same period in 2002. The ratio of the allowance for loan losses to nonperforming loans increased to 297.11% at March 31, 2003 from 257.39% at March 31, 2002.

Non-interest Income

Non-interest income consists of service charges on deposit accounts, net securities gains, income on bank owned life insurance and other non-interest income. Total non-interest income for the first three months of 2003 was $1.6 million, a decrease of $330,000 or 17.4% over non-interest income of $1.9 million for the same period in 2002. The decrease was due to $492,000 less in net securities gains in 2003 when compared to the same period in 2002.

Service charges on deposit accounts increased $31,000 or 6.0% to $547,000 for the three months ended March 31, 2003 compared to $516,000 for the same period in 2002. Service charge income has increased in the first three months of 2003 due to increased income from overdraft fees and growth in transaction accounts and the related service fee income from a larger branch network. We will continue targeted marketing campaigns in 2003, designed to attract lower cost or interest free demand deposit accounts with the goal of lowering our cost of funds and generating additional service charge or fee income.

Net gains on the sale of securities totaled $151,000 in the first three months of 2003 compared to $643,000 in net gains on the sale of securities for the same period in 2002. The positioning of our balance sheet in 2002 for higher rates resulted in net securities gains that were $492,000 higher in 2002.

Income on bank owned life insurance (BOLI) was $509,000 for the first three months of 2003 compared to $411,000 for the same period in 2002. The increase in BOLI income was due to the higher average balance of these assets and the exchange of lower yielding floating rate BOLI assets into higher yielding fixed rate BOLI assets. The income earned on these assets is used to offset the benefit costs of deferred compensation programs. Our BOLI assets are single premium policies. After the initial purchase, there are no additional premiums to be paid on those policies.

Other non-interest income increased $33,000 or 9.9% to $365,000 for the three months ended March 31, 2003 from $332,000 for the same period in 2002. Other non-interest income includes a variety of fee-based services. These include Second Check fees, check fees and automated teller machine fees charged to non-customers. As our customer base has grown, the income from fee-based services has increased.

Non-interest Expense

The implementation of our retail strategy, higher professional fees and the ongoing growth of YNB are the principal reasons for increased non-interest expense in the first quarter of 2003. We expect non-interest expense to continue to increase throughout the year compared to 2002. The development of our northern region has resulted in increased salaries and employee benefits in our retail and lending divisions.

Non-interest expenses consist of salaries and employee benefits, occupancy, equipment and all other operating expenses we incur. Non-interest expense totaled $8.6 million in the first three months of 2003, an increase of $1.4 million or 20.1% compared to the $7.2 million for the same period in 2002. The largest increase in non-interest expense for the first quarter of 2003 compared to the first quarter of 2002 was in salary and employee benefit expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.52% for the first three months of 2003 compared to 1.46% for the same period of 2002. The increase in this ratio was due to increased non-interest expenses, partially offset by higher average total assets. YNB's efficiency ratio for the first three months of 2003 was 62.20% compared to 57.36% for the same period in 2002. The efficiency ratio is computed by dividing total operating expenses by net interest income and other income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income while a decrease would indicate a more efficient allocation of resources. The increase in the efficiency ratio was due to higher non-interest expense, lower non-interest income and higher net interest income. Improvements to the efficiency ratio will depend on increases in net interest income, the level of non-interest income and controlled growth in non-interest expenses.

Salaries and employee benefits increased $775,000 or 18.3% to $5.0 million for the first three months of 2003 compared to $4.2 million for the same period in 2002. Full time equivalent employees increased to 342 at March 31, 2003 compared to 293 at March 31, 2002. Salary expense increased $647,000 and accounted for 83.5% of the increase in salary and employee benefit expense. This increase reflects the salary expense associated with the opening of new branches, the hiring of experienced lending and administrative personnel, and annual merit increases, all as part of our strategic plan. Benefit expense increased $128,000 or 11.4% primarily due to higher costs associated with the increased number of employees as well as increased costs associated with medical insurance premiums and our ESOP. As we continue to implement our retail strategy, we would expect salaries and employee benefit expenses to continue to increase.

Occupancy expense for the first three months of 2003 was $1.0 million, an increase of $209,000 or 25.6% compared to $817,000 for the same period in 2002. The increase in occupancy expense was due to the additional costs, including rent expense, associated with the operation and expansion of our branch network. In the second quarter of 2002, we opened two new branches in Hunterdon County, New Jersey, one of which is located in our northern regional headquarters. In November 2002, we opened our first branch in Middlesex County, New Jersey. Our first branch office in Somerset County, New Jersey, opened in May 2003. As part of our retail strategy, one additional branch in Mercer County is planned. We continue to explore other branch locations in our markets and expect occupancy expense to increase as our branch network expands.

Equipment expense increased $146,000 or 26.8% to $690,000 for the first three months of 2003 from $544,000 for the same period in 2002. The increase in equipment costs over the past several years reflects the continuing efforts of YNB to maintain and upgrade technology and systems in order to provide quality products and customer service. We expect this trend to continue in 2003.

Other non-interest expenses increased $318,000 or 19.9% to $1.9 million for the first three months of 2003 compared to $1.6 million for the same period in 2002. Our other non-interest expenses reflect our growth. For example, expenses such as communication and postage, and stationery and supplies have grown as the number of facilities and phone lines have increased. In addition, all other non-interest expenses (including professional fees and insurance) reflected increases due to the continuing costs associated with acquiring new loan and deposit relationships and regulatory compliance.

Income Tax Expense

The effective income tax rate for the three months ended March 31, 2003 was 27.9% compared to 27.2% for the same period in 2002. Total income tax expense for the three months ended March 31, 2003 was $1.3 million, approximately the same amount as reported in the first quarter of 2002.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB's market risk from December 31, 2002, except as discussed below. For information regarding YNB's market risk please refer to the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

In 2002, we have followed a strategy of positioning YNB for the possibility of rising rates. This has primarily involved shortening the duration of the investment portfolio, and borrowing callable advances with long lockout periods. While these actions have limited the improvement in YNB's net interest margin, they have improved our overall interest rate risk position. After a review of our asset and liability simulation results in the first quarter of 2003, we modified our strategy. While we believe that interest rates will move higher in the future, there is a possibility that interest rates could continue to move lower. To adequately balance our interest rate risk position, we have continued to institute interest rate floors on floating rate commercial loans in 2003. At March 31, 2003, approximately $388 million or approximately 82% of floating rate commercial loans have floors. This action is expected to mitigate the impact to net interest income should rates decline further from their March 31, 2003 levels. We also began to slowly extend the duration of the investment portfolio. This action should improve net interest income in a stable or falling rate environment, but may increase longer-term interest rate risk in the event that rates rise.

We manage interest rate risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models and simpler gap analysis. At March 31, 2003, the cumulative one-year gap was a positive $23.4 million or 1.0% of total assets compared to a positive $152.1 million or 6.8% of total assets at December 31, 2002.

Simulation analysis involves dynamically modeling YNB's interest income and interest expense over a specified time period under various interest rate scenarios and balance sheet structures. We use simulation analysis primarily to measure the sensitivity of net interest income over 12 and 24-month time horizons. In YNB's base case sensitivity scenario, the model estimates the variance in net interest income with a change in interest rates of plus and minus 200 basis points over a 12-month period. Management utilized a minus 100 basis points scenario due to the low interest rate environment that existed at March 31, 2003. The plus and minus base case scenario is measured within a policy limit of -7% change in net interest income in the first year and -14% in year two. The following table measures the expected change in net interest income from the base case given the below listed change in interest rates.

                                                 Percentage Change in Net Interest Income
Changes in market interest rates                      2003                           2004
-----------------------------------------------------------------------------------------
+200                                                  4.9%                           3.2%
Flat                                                   --                             --
-100                                                 -1.1%                           1.0%

These results reflect a more balanced interest rate risk exposure at March 31, 2003 than existed at December 31, 2002. While the +200 rate scenario is still positive, it has decreased from year-end 2002. The -100 risk has been reduced significantly. The year two projections are now positive compared to a possible negative change at December 31, 2002.

We measure longer-term interest rate risk through the Economic Value of Equity ("EVE") model. This model involves projecting future cash flows from YNB's current assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. YNB's EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. YNB uses the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists YNB's percentage change in EVE in a plus or minus 200 basis point rate shock at March 31, 2003 and December 31, 2002. Due to the low level of interest rates at both dates, not all interest rates could be shocked down 200 basis points.


Changes in interest rate in                             Percentage Change in EVE
basis points (Rate Shock)                       3/31/03                 12/31/02
--------------------------------------------------------------------------------
+200                                             -19%                       -11%
-200                                             -15%                       -18%

The actions we have taken to better balance our shorter-term interest rate risk in a rising or declining interest rate environment have also changed the longer-term interest rate risk position as measured by EVE. At March 31, 2003, YNB's longer-term exposure to rising rates, as measured by the percentage change in EVE, has increased. At the same time, with rates near historic lows, the risk to lower rates as a percentage of EVE has been reduced.

Certain shortcomings are inherent in the methodology used in the previously discussed interest rate risk measurements. Modeling changes in the simulation and EVE analysis require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although these models provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of change in market interest rates on YNB's net interest income and may differ from actual results.

We believe that as of March 31, 2003, YNB is well positioned to limit fluctuations to net interest income from either rising or falling interest rates. We continue to monitor our gap position and rate shock analyses to detect changes to our exposure to fluctuating interest rates. We have the ability, to a certain extent, to shorten or lengthen maturities on assets, sell securities, enter into derivative financial instruments, or seek funding sources with different repricing characteristics in order to change our asset liability structure for the purpose of mitigating the effect of interest rate risk.

Item 4. Controls and Procedures

(A) YNB's management, including the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of the company's disclosure controls and procedures within 90 days of the filing of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(B) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Not Applicable.

Item 2: Changes in Securities and Use of Proceeds

On February 19, 2003, Yardville Capital Trust IV (Trust IV), a statutory business trust, and a wholly owned subsidiary of Yardville National Bancorp, issued $15.0 million of floating rate Trust Preferred Securities in a private placement transaction (in reliance upon Section 4(2) of the Securities Act of 1933, as amended) and $464,000 of floating rate Common Securities to Yardville National Bancorp. The floating rate is based on three month LIBOR plus 340 basis points. Proceeds from the issuance of the Trust Preferred Securities were immediately used by Trust IV to purchase $15.5 million of floating rate Subordinated Debentures maturing March 1, 2033 from Yardville National Bancorp. In connection with the sale of the Trust Preferred Securities, Yardville National Bancorp paid commissions of $375,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Company-obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust holding solely junior Subordinated Debentures of the Company (Trust Preferred Securities)."

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5: Other Information

Not Applicable.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

      10.1 Contract of Sale dated February 24, 2003, between the Bank and Christopher S. Vernon.
      99.1     Certification by Patrick M. Ryan, President and Chief Executive
               Officer
      99.2     Certification by Stephen F. Carman, Vice President and Treasurer

(b) Reports on Form 8-K.

Date Filed     Description
----------     -----------
1/28/03        8-K to file fourth quarter and full year 2002 earnings
               announcement.

1/31/03 8-K/A to correct certain information reported in an 8-K filed on 10/21/02.

2/13/03 8-K/A to correct certain information reported in 8-K reports filed on 10/21/02 and 1/28/03

                                INDEX TO EXHIBITS

           Exhibit
           Number                                           Description                                     Page
-----------------------------------------------------------------------------------------------------------------
            10.1  Contract of Sale dated February 24, 2003, between the Bank and Christopher S. Vernon.

            99.1  Certification by Patrick M. Ryan, President and Chief Executive Officer

            99.2  Certification by Stephen F. Carman, Vice President and Treasurer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    YARDVILLE NATIONAL BANCORP
                                                    --------------------------
                                                          (Registrant)


Date:             May 15, 2003                       By: Stephen F. Carman
                  --------------------------         ------------------------
                                                         Stephen F. Carman
                                                         Vice President and
                                                         Treasurer

                                  CERTIFICATION
                                  -------------

I, Patrick M. Ryan, President and Chief Executive Officer, certify that:


   1. I have reviewed this quarterly report on Form 10-Q of Yardville National Bancorp;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                                By:      Patrick M. Ryan
-------------------                                ----------------------------
                                                   Name:  Patrick M. Ryan
                                                   Title: President and Chief
                                                          Executive Officer

                                  CERTIFICATION
                                  -------------

I, Stephen F. Carman, Vice President and Treasurer, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Yardville National Bancorp;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

   4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                                By:      Stephen F. Carman
-------------------                                -----------------------------
                                                   Name:  Stephen F. Carman
                                                   Title: Vice President and
                                                          Treasurer