Form 10-Q
period 2003-06-30
YARDVILLE NATIONAL BANCORP
filed 2003-08-14
CIK 787849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from

Commission File Number: 0-26086

YARDVILLE NATIONAL BANCORP

(Exact name of registrant as specified in its charter)

New Jersey	22-2670267

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2465 Kuser Road, Hamilton, New Jersey 08690

(Address of principal executive offices)

(609) 585-5100

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 11, 2003 the following class and number of shares were outstanding:

Common Stock, no par value	10,416,989

Class	Number of shares outstanding

INDEX

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Condition
(Unaudited)

	June 30,	December 31,

(in thousands, except share data)	2003	2002

Assets:
Cash and due from banks	$30,781	$28,608
Federal funds sold	31,125	72,485

Cash and Cash Equivalents	61,906	101,093

Interest bearing deposits with banks	25,782	2,501
Securities available for sale	806,574	820,665
Investment securities (market value of $66,822 in 2003 and $56,710 in 2002)	63,796	54,690
Loans	1,332,007	1,195,143
Less: Allowance for loan losses	(17,508)	(16,821)

Loans, net	1,314,499	1,178,322
Bank premises and equipment, net	11,961	12,208
Other real estate	1,651	1,048
Bank owned life insurance	41,843	40,850
Other assets	24,951	20,081

Total Assets	$2,352,963	$2,231,458

Liabilities and Stockholders’ Equity:
Deposits
Non-interest bearing	$144,251	$126,183
Interest bearing	1,268,001	1,146,103

Total Deposits	1,412,252	1,272,286

Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	726,000	746,000
Obligation for Employee Stock Ownership Plan (ESOP)	955	400
Other	1,033	1,311

Total Borrowed Funds	737,988	757,711

Company-obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust holding solely junior Subordinated Debentures of the Company	36,000	32,500
Other liabilities	18,515	23,022

Total Liabilities	$2,204,755	$2,085,519

Stockholders’ equity
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common stock: no par value
Authorized 20,000,000 shares in 2003 and 12,000,000 shares in 2002
Issued 10,595,983 shares in 2003 and 10,576,157 shares in 2002	89,550	89,297
Surplus	2,205	2,205
Undivided profits	55,189	50,633
Treasury stock, at cost: 180,248 shares	(3,154)	(3,154)
Unallocated ESOP shares	(955)	(400)
Accumulated other comprehensive income	5,373	7,358

Total Stockholders’ Equity	148,208	145,939

Total Liabilities and Stockholders’ Equity	$2,352,963	$2,231,458

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	June 30,

(in thousands, except per share amounts)	2003	2002

INTEREST INCOME:
Interest and fees on loans	$20,910	$18,342
Interest on deposits with banks	17	14
Interest on securities available for sale	8,196	10,362
Interest on investment securities:
Taxable	39	248
Exempt from Federal income tax	698	579
Interest on Federal funds sold	165	353

Total Interest Income	30,025	29,898

INTEREST EXPENSE:
Interest on savings account deposits	2,829	2,943
Interest on certificates of deposit of $100,000 or more	1,039	1,325
Interest on other time deposits	3,738	4,298
Interest on borrowed funds	8,897	8,969
Interest on trust preferred securities	690	775

Total Interest Expense	17,193	18,310

Net Interest Income	12,832	11,588
Less provision for loan losses	1,250	1,075

Net Interest Income After Provision for Loan Losses	11,582	10,513

NON-INTEREST INCOME:
Service charges on deposit accounts	572	552
Securities gains, net	539	983
Income on bank owned life insurance	522	432
Other non-interest income	905	351

Total Non-Interest Income	2,538	2,318

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,227	4,346
Occupancy expense, net	935	863
Equipment expense	737	601
Other non-interest expense	2,267	2,116

Total Non-Interest Expense	9,166	7,926

Income before income tax expense	4,954	4,905
Income tax expense	1,362	1,373

Net Income	$3,592	$3,532

EARNINGS PER SHARE:
Basic	$0.35	$0.44
Diluted	$0.34	$0.43

Weighted average shares outstanding:
Basic	10,395	8,025
Diluted	10,614	8,229

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	June 30,

(in thousands, except per share amounts)	2003	2002

INTEREST INCOME:
Interest and fees on loans	$40,964	$35,911
Interest on deposits with banks	24	30
Interest on securities available for sale	17,003	20,522
Interest on investment securities:
Taxable	97	511
Exempt from Federal income tax	1,329	1,161
Interest on Federal funds sold	376	655

Total Interest Income	59,793	58,790

INTEREST EXPENSE:
Interest on savings account deposits	5,469	5,727
Interest on certificates of deposit of $100,000 or more	2,097	2,710
Interest on other time deposits	7,591	8,931
Interest on borrowed funds	17,931	17,636
Interest on trust preferred securities	1,544	1,550

Total Interest Expense	34,632	36,554

Net Interest Income	25,161	22,236
Less provision for loan losses	1,850	1,625

Net Interest Income After Provision for Loan Losses	23,311	20,611

NON-INTEREST INCOME:
Service charges on deposit accounts	1,119	1,068
Securities gains, net	690	1,626
Income on bank owned life insurance	1,031	843
Other non-interest income	1,270	683

Total Non-Interest Income	4,110	4,220

NON-INTEREST EXPENSE:
Salaries and employee benefits	10,244	8,588
Occupancy expense, net	1,961	1,680
Equipment expense	1,427	1,145
Other non-interest expense	4,181	3,712

Total Non-Interest Expense	17,813	15,125

Income before income tax expense	9,608	9,706
Income tax expense	2,660	2,679

Net Income	$6,948	$7,027

EARNINGS PER SHARE:
Basic	$0.67	$0.88
Diluted	$0.66	$0.86

Weighted average shares outstanding:
Basic	10,396	8,018
Diluted	10,590	8,170

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,

(in thousands)	2003	2002

Cash Flows from Operating Activities:
Net Income	$6,948	$7,027
Adjustments:
Provision for loan losses	1,850	1,625
Depreciation	1,117	904
ESOP fair value adjustment	80	26
Amortization and accretion	2,542	1,318
Gains on sales of securities available for sale	(690)	(1,626)
Loss on sale of other real estate	—	222
(Increase) decrease in other assets	(4,839)	2,083
Decrease in other liabilities	(4,507)	(667)

Net Cash Provided by Operating Activities	2,501	10,912

Cash Flows From Investing Activities:
Net increase in interest bearing deposits with banks	(23,281)	(1,809)
Purchase of securities available for sale	(451,342)	(363,202)
Maturities, calls and paydowns of securities available for sale	396,773	135,850
Proceeds from sales of securities available for sale	63,817	186,170
Proceeds from maturities and paydowns of investment securities	3,613	4,246
Purchase of investment securities	(12,734)	(1,435)
Net increase in loans	(138,829)	(65,182)
Expenditures for bank premises and equipment	(870)	(1,335)
Proceeds from sale of other real estate	196	866

Net Cash Used in Investing Activities	(162,657)	(105,831)

Cash Flows from Financing Activities:
Net increase in non-interest bearing demand, money market, and savings deposits	153,444	88,450
Net (decrease) increase in certificates of deposit	(13,478)	38,388
Net (decrease) increase in borrowed funds	(19,723)	39,712
Proceeds from issuance of trust preferred securities	15,000	—
Retirement of trust preferred securities	(11,500)	—
Proceeds from issuance of common stock	173	400
(Increase) decrease in unallocated ESOP shares	(555)	200
Dividends paid	(2,392)	(1,769)

Net Cash Provided by Financing Activities	120,969	165,381

Net (decrease) increase in cash and cash equivalents	(39,187)	70,462
Cash and cash equivalents as of beginning of period	101,093	66,731

Cash and Cash Equivalents as of End of Period	$61,906	$137,193

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	37,471	37,698
Income taxes	10,035	4,678

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfers from loans to other real estate, net of charge offs	801	16

     See Accompanying Notes to Unaudited Consolidated Financial Statements

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three and Six Months Ended June 30, 2003
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

The consolidated financial data as of and for the three and six months ended June 30, 2003 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2003.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiaries, Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, Yardville Capital Trust IV, and The Yardville National Bank (the “Bank”) and the Bank’s wholly owned subsidiaries (collectively, the “Corporation”). All significant inter-company balances and transactions have been eliminated in consolidation.

Allowance for Loan Losses

The provision for loan losses charged to operating expense is determined by management and is based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect a borrower’s ability to repay a loan. The provision is based on management’s estimates and actual losses may vary from these estimates. These estimates are reviewed and adjustments, as they become necessary, are reported in the periods in which they become known. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and the valuation of other real estate. Such agencies may require the Corporation to recognize additions to the allowance or adjustments to the carrying value of other real estate based on their judgments about information available to them at the time of their examination.

2. Earnings Per Share

Weighted average shares for the basic net income per share computation for the three months ended June 30, 2003 and 2002 were 10,395,000 and 8,025,000, respectively. For the diluted net income per share computation, common stock equivalents of 219,000 and 204,000 are included for the three months ended June 30, 2003 and 2002, respectively. Common stock equivalents that were antidilutive were 64,500 and 405,000 for the three months ended June 30, 2003 and 2002, respectively.

Weighted average shares for the basic net income per share computation for the six months ended June 30, 2003 and 2002 were 10,396,000 and 8,018,000, respectively. For the diluted net income per share computation, common stock equivalents of 194,000 and 152,000 are included for the six months ended June 30, 2003 and 2002, respectively. Common stock equivalents that were antidilutive were 81,300 and 413,000 for the six months ended June 30, 2003 and 2002, respectively.

3. Stock-Based Compensation

The Corporation applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the three months ended June 30,

(in thousands, except per share amounts)	2003	2002

Net income as reported:
As reported	$3,592	$3,532
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	235	73

Pro forma net income	$3,357	$3,459

Earnings per share:
Basic:
As reported	$0.35	$0.44
Pro forma	0.32	0.43
Diluted:
As reported	$0.34	$0.43
Pro forma	0.32	0.42

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the second quarter of 2003 and 2002, respectively: (1) an expected annual dividend rate of $0.46 in both 2003 and 2002, (2) risk free rate of 2.6% and 2.7% for 2003 and 2002, respectively, (3) expected average life of approximately 6.3 years in 2003 and 5.0 years in 2002, (4) expected volatility of 38% in 2003 and 36% in 2002.

	For the six months ended June 30,

(in thousands, except per share amounts)	2003	2002

Net income as reported:
As reported	$6,948	$7,027
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	344	148

Pro forma net income	$6,604	$6,879

Earnings per share:
Basic:
As reported	$0.67	$0.88
Pro forma	0.64	0.86
Diluted:
As reported	$0.66	$0.86
Pro forma	0.62	0.84

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the first six months of 2003 and 2002, respectively: (1) an expected annual dividend rate of $0.46 in both 2003 and 2002, (2) risk free rate of 2.7 % in both 2003 and 2002, (3) expected average life of approximately 7.2 years in 2003 and 5.0 years in 2002, (4) expected volatility of 38% in 2003 and 36% in 2002.

4. Comprehensive Income

Below is a summary of comprehensive income for the three and six months ended June 30, 2003 and 2002.

	Three Months Ended June 30,

(in thousands)	2003	2002

Net Income	$3,592	$3,532

Other comprehensive income
Net change in unrealized gain for the period, net of tax	164	8,729
Less reclassification of realized net gain on sale of securities available for sale, net of tax	356	649

Holding (loss) gain arising during the period, net of tax and reclassification	(192)	8,080

Total comprehensive income	$3,400	$11,612

	Six Months Ended June 30,

(in thousands)	2003	2002

Net Income	$6,948	$7,027

Other comprehensive income
Net change in unrealized (loss) gain for the period, net of tax	(1,530)	5,712
Less reclassification of realized net gain on sale of securities available for sale, net of tax	455	1,073

Holding (loss) gain arising during the period, net of tax and reclassification	(1,985)	4,639

Total comprehensive income	$4,963	$11,666

5. Relationships and Transactions with Directors and Officers

Certain directors and officers of the Corporation and their associates are or have in the past been customers of, and have had transactions with, the Bank. All deposit accounts, loans, and commitments comprising such transactions were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers of the Bank. In the opinion of management of the Corporation and the Bank, these loans did not involve more than normal risks of collectibility or present other unfavorable features.

The following table summarizes activity with respect to such loans:

	For the six	For the year
	months ended	ended
(in thousands)	6/30/03	12/31/02

Balance as of beginning of period	$42,996	$37,409
Additions	12,486	29,724
Reductions	15,855	24,137

Balance as of end of the period	$39,627	$42,996

None of these loans were past due or on nonaccrual status as of June 30, 2003 or December 31, 2002.

In addition, the Corporation has had, and expects in the future to have, other transactions in the ordinary course of business with many of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended June 30, 2003 other than that listed below.

In June 2003, the Bank sold its former operations center to Christopher S. Vernon, a director of the Corporation and the Bank. The purchase price was $650,000 and the Bank recorded a gain of $429,000, which is included in other non-interest income in the second quarter of 2003. The Bank is leasing the basement of the building, for a term of less than one year at a fair market rate.

6. Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. Statement 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). Statement 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e. July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally should be applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of Statement 150 is not expected to have a significant effect on the Corporation’s consolidated financial statements.

Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement is not expected to have a significant effect on the Corporation’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents management’s discussion and analysis of the financial condition and results of operations. It should be read in conjunction with the 2002 Annual Report to Stockholders and Form 10-K, as amended, for the fiscal year ended December 31, 2002, as well as the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q. Throughout this report the terms “YNB,” “company,” “we,” “us,” “our,” and “corporation” refer to Yardville National Bancorp, our wholly owned banking subsidiary, The Yardville National Bank (the “Bank”), and other wholly owned subsidiaries, as a consolidated entity. The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of our operations.

This Form 10-Q contains express and implied statements relating to our future financial condition, results of operations, plans, objectives, performance, and business, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These may include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Actual results may differ materially from those expected or implied as a result of certain risks and uncertainties, including but not limited to, the results of our efforts to implement our retail strategy; adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses; adverse changes in interest rate fluctuations and other economic conditions; continued levels of our loan quality and origination volume; our ability to attract core deposits; continued relationships with major customers; competition in product offerings and product pricing; adverse changes in the economy that could increase credit-related losses and expenses; adverse changes in the market price of our common stock; compliance with laws, regulatory requirements and Nasdaq standards; and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Financial Condition

Assets

Total consolidated assets at June 30, 2003 were $2.35 billion, an increase of $121.5 million or 5.4% compared to $2.23 billion at December 31, 2002. The growth in YNB’s asset base during the first six months of 2003 reflects our continuing strength as a business-focused, relationship-oriented community bank as total loans increased $136.9 million. The growth in loans was principally reflected in commercial real estate loans. The funding for this asset growth came primarily from interest bearing demand deposits. The successful acquisition of surrogates’

deposits and new deposit initiatives (i.e. “Simply Better Checking”) in our northern region, which includes Hunterdon, Somerset, and Middlesex Counties in New Jersey, have provided funding for asset growth.

Federal funds sold

At June 30, 2003, Federal funds sold totaled $31.1 million compared to $72.5 million at December 31, 2002. A key factor for the decrease was a shift of Federal funds balances into interest bearing deposits with banks, which increased $23.3 million. This shift into an alternative overnight investment vehicle enables YNB to earn a higher yield while maintaining balance sheet liquidity. With short-term interest rates at low levels, we continue to seek opportunities to invest excess funds at higher yields than overnight Federal funds while maintaining adequate liquidity.

Securities

The following tables present the amortized cost and market value of YNB’s securities portfolios as of June 30, 2003 and December 31, 2002.

	June 30, 2003		December 31, 2002

Securities Available For Sale	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value

U.S. Treasury securities and obligations of other U.S. government agencies	$201,990	$204,361	$245,973	$248,901
Mortgage-backed securities	502,200	508,442	468,745	478,357
Corporate obligations	54,142	53,670	55,087	53,696
All other securities	40,101	40,101	39,711	39,711

Total	$798,433	$806,574	$809,516	$820,665

	June 30, 2003		December 31, 2002

Investment Securities	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value

Obligations of state and political subdivisions	$60,357	$63,260	$50,308	$52,212
Mortgage-backed securities	3,439	3,562	4,382	4,498

Total	$63,796	$66,822	$54,690	$56,710

Securities represented 37.0% of total assets at June 30, 2003 and 39.2% at December 31, 2002. Total securities decreased $5.0 million to $870.4 million at June 30, 2003 compared to $875.4 million at year-end 2002. The available for sale portfolio represented 92.7% of YNB’s total securities holdings at June 30, 2003, compared to 93.8% at December 31, 2002.

At June 30, 2003, securities available for sale (AFS) had a net unrealized gain, net of tax effect, of $5.4 million as reported in accumulated other comprehensive income in Stockholders’ Equity, compared to $7.4 million in a net unrealized gain, net of tax effect, at December 31, 2002.

Economic uncertainty has resulted in volatility in the U.S. treasury yield curve. These changes impact the market value of our securities both positively and negatively. Changes in the treasury yield curve and changes in the mix of securities in the portfolio in the first half of 2003 resulted in a decrease in the net unrealized gain in our AFS portfolio at June 30, 2003 compared to year-end 2002.

Securities available for sale decreased $14.1 million or 1.7% to $806.6 million at June 30, 2003 as compared to $820.7 million as of December 31, 2002. The decrease in securities available for sale was primarily the result of a $44.5 million decrease in U.S. Treasury securities and obligations of other U.S. government agencies primarily due to calls of agency callable bonds, partially offset by an increase in mortgage-backed securities of $30.1 million. In the first half of 2003, we followed a strategy of moderately extending the duration of the portfolio, currently at approximately two years, to improve the performance of the portfolio in a stable or falling interest rate environment, while at the same time seeking to limit extension risk in a rising rate environment. This was accomplished through securities sales and by not reinvesting cash flows into 30 year fixed rate mortgage-backed securities and fixed and floating rate CMOs that were experiencing faster than anticipated principal prepayments. These cash flows were reinvested into longer-term tax-free municipal bonds, fixed rate CMOs with stable cash flow projections and agency named mortgage backed securities with less extension risk. These actions were intended to stabilize the yield on the investment portfolio in the current rate environment. However, if overall interest rates continue to fall or prepayments on mortgage-backed securities increase from second quarter levels, the yield on our AFS portfolio could continue to decline.

We manage a portion of our AFS portfolio with the primary objective of enhancing return on average stockholders’ equity and earnings per share. We refer to this as our Investment Growth Strategy. Our decision to de-emphasize this strategy in mid-2002 has resulted in a decrease of $104.9 million from the year-end 2002 level of $230.1 million to $125.2 million at June 30, 2003. With the emphasis in growing our franchise our Investment Growth Strategy, as a percentage of total assets, has declined to 5.3% of total assets at June 30, 2003 compared to 10.3% of total assets at December 31, 2002. We expect that the income from the strategy will represent a smaller component of interest income in the future.

Investment securities, classified as held to maturity, increased $9.1 million to $63.8 million at June 30, 2003 from $54.7 million at December 31, 2002. The increase was due to a $10.0 million increase in obligations of state and political subdivisions and a $943,000 decrease in mortgage-backed securities.

Loans

We continue to emphasize commercial real estate and commercial and industrial loans to individuals and small- to mid-sized businesses. The loan portfolio represents our largest earning asset class and is our primary source of interest income. Total loans increased $136.9 million or 11.5% to $1.33 billion at June 30, 2003 from $1.19 billion at December 31, 2002. Our strength as a commercial lender and development of new markets resulted in loan growth during the first half of 2003.

Our loan portfolio represented 56.6% of total assets at June 30, 2003 compared to 53.6% at December 31, 2002. Strong competition from both bank and non-bank competitors, in addition to borrowers’ concerns over the economy, real estate prices and interest rates could affect future loan growth. While the majority of our lending business is with customers located within our core Mercer County, New Jersey market our development of our northern region has resulted in new loan relationships in an expanded market area. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the region’s economic environment and real estate market.

The table below sets forth YNB’s loan portfolio composition and loan growth by type for the six months ended June 30, 2003.

Loan Portfolio Composition
(In thousands)	06/30/03	12/31/02	Change	% Change

Commercial real estate
Owner occupied	$189,057	$164,450	$24,607	15.0%
Investor occupied	389,499	321,583	67,916	21.1
Construction and development	113,176	121,295	(8,119)	(6.7)
Residential
1-4 family	133,381	116,829	16,552	14.2
Multi-family	31,691	34,012	(2,321)	(6.8)
Commercial and industrial
Term	162,141	129,513	32,628	25.2
Lines of credit	200,958	207,562	(6,604)	(3.2)
Demand	1,527	972	555	57.1
Consumer
Home equity	79,014	70,579	8,435	12.0
Installment	21,703	19,078	2,625	13.8
Other	9,860	9,270	590	6.4

Total loans	$1,332,007	$1,195,143	$136,864	11.5%

At June 30, 2003, commercial real estate loans and commercial and industrial loans represented 79.3% of total loans. In underwriting these loans, we first evaluate the cash flow capacity of the borrower to repay the loan as well as the borrower’s business experience. In addition, a majority of commercial loans are also secured by real estate and business assets and supported by the personal guarantees of the principals. We also diligently monitor the composition and quality of the overall commercial portfolio including significant credit concentrations by borrower or industry.

Commercial real estate loans consist of owner occupied, investor occupied, and construction and development loans. Construction and development loans include residential and commercial projects and are typically made to experienced residential or commercial construction developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Our lending policies generally require an 80% or lower loan-to-value ratio for commercial real estate mortgages. Collateral values are established based upon independently prepared appraisals. Commercial real estate loans increased $84.4 million in the first six months of 2003 with the greatest growth in investor occupied loans of approximately $67.9 million. Growth in commercial real estate loans accounted for 61.7% of the total loan growth year to date.

Residential loans include 1-4 family and multi-family loans. This segment of our portfolio totaled $165.1 million at June 30, 2003, increasing $14.2 million or 9.4% from year-end 2002. Residential 1-4 family loans totaled $133.4 million at June 30, 2003 and represented 80.8% of total residential mortgage loans. YNB’s 1-4 family loans are secured by first liens on the underlying real property. We are a participating seller/servicer with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) and we generally underwrite our single-family residential mortgage loans to conform to the standards required by these agencies. Multi-family loans, which represented $31.7 million of the total residential loans, primarily consist of loans secured by apartment complexes.

Commercial and industrial loans are typically loans made to small and mid-sized businesses and consist of working capital loans, which are used to finance inventory, receivables, and other working capital needs of commercial borrowers. Commercial and industrial loans consist of term loans, lines of credit and demand loans. Commercial and industrial loans increased $26.6 million or 7.9% to $364.6 million at June 30, 2003 from $338.0 million at December 31, 2002. The increase in commercial and industrial loans in the first six months of 2003 resulted primarily from a $32.6 million increase in term loans outstanding partially offset by a decrease of $6.6 million in lines of credit outstanding. Management believes that an improving economy could translate to additional growth in commercial and industrial loans.

Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Home equity loans and lines represented 71.5% of total consumer loans at June 30, 2003. Consumer loans increased $11.7 million or 11.8% to $110.6 million at June 30, 2003 from $98.9 million at December 31, 2002. The growth was primarily reflected in increased home equity loans and lines. We believe that comparatively lower interest rates accounted for the increased activity in the consumer loan portfolio in the first six months of 2003. The expansion of our retail network is also expected to generate additional opportunities to increase the size of the consumer loan portfolio.

Deposit liabilities

The following table provides information concerning YNB’s deposit base at June 30, 2003 and December 31, 2002.

(in thousands)	6/30/03	12/31/02	Change	% Change

Non-interest bearing demand deposits	$144,251	$126,183	$18,068	14.3%
Interest bearing demand deposits	238,359	122,015	116,344	95.4
Money market deposits	329,205	314,529	14,676	4.7
Savings deposits	87,157	82,801	4,356	5.3
Certificates of deposit of $100,000 or more	147,296	145,191	2,105	1.4
Other time deposits	465,984	481,567	(15,583)	(3.2)

Total	$1,412,252	$1,272,286	$139,966	11.0%

Deposits represent our primary funding source and support earning asset growth. Our deposit base consists of non-interest bearing demand, interest bearing demand, savings and money market accounts and time deposits. We continue to implement our retail strategy, which includes the planned expansion of our branch network, enhancing our brand image and upgrading our technology infrastructure with the goal of further developing the earnings power of the retail network and increasing our non-interest income. We expect to accomplish this goal by attracting lower cost transaction and other core deposit accounts and reducing our dependence on higher cost certificates of deposit (CDs) and borrowed funds. The recent opening of our Somerville branch represents the fifth branch opened in our northern region of Hunterdon, Middlesex and Somerset Counties in New Jersey since late 2000. The continued expansion of the retail network should contribute to achieving the goals of our retail strategy and enhance the value of our franchise.

Total deposits increased $140.0 million or 11.0% to $1.41 billion at June 30, 2003 compared to $1.27 billion at December 31, 2002. The growth in our deposit base in the first six months of 2003 was primarily driven by the growth in interest bearing demand deposits, and to a lesser extent, non-interest bearing demand deposits and money market deposits.

Interest bearing demand deposits increased $116.3 million or 95.4% to $238.3 million at June 30, 2003 from $122.0 million at year-end 2002. The strong growth in interest bearing demand deposits resulted primarily from the successful bidding on surrogates’ deposits from several counties in New Jersey and the introduction of a new interest bearing checking product in our northern region and Bucks County in Pennsylvania called “Simply Better Checking.” In January 2003, YNB was awarded approximately $46.0 million in additional surrogates’ deposits obtained through a competitive bidding process. The average cost of these deposits is approximately 2.95%. These funds were used to support earning asset growth and allowed for the runoff of higher cost CDs obtained through a nationwide computer-based service.

We have continued to promote new branches and markets with our relationship-oriented deposit product “Simply Better Checking” rather than an above market CD rate. “Simply Better Checking” is an interest bearing demand deposit account with an above market interest rate for the first six months. This product encourages customers to bring their primary relationship account to YNB. The introduction of this product was supported by advertising and targeted direct mail. In the first half of 2003, approximately 625 new accounts with $47.5 million in balances were opened. Starting in July and continuing throughout the second half of 2003, the above market interest rate on the “Simply Better Checking” accounts opened in the first half of 2003 will be reduced to a market rate of interest. We are actively communicating with our customers to retain and expand their total relationship. The successful retention of these deposits at a lower cost will continue the process of reducing our overall cost of funds and improving our net interest margin. We also experienced other core deposit growth with money market balances increasing $14.7 million or 4.7% to $329.2 million at June 30, 2003 from $314.5 million at December 31, 2002. The increase in money market balances resulted from new depositors as well as existing depositors moving CD proceeds into YNB’s Premier money market accounts. Savings deposits increased $4.4 million or 5.3% to $87.2 million at June 30, 2003 from $82.8 million at December 31, 2002.

YNB markets its CDs through its branch network and through a computer-based service provided by an independent third party, which enables us to place CDs nationally. Total CDs, which include CDs of $100,000 or more and other time deposits, decreased $13.5 million or 2.2% to $613.3 million at June 30, 2003 from $626.8 million at December 31, 2002. The decrease resulted from a $6.3 million decline in CDs obtained through the nationwide computer-based service and a $7.2 million decrease in CDs obtained through our retail network. At June 30, 2003, we had approximately $90.5 million in CDs obtained through this nationwide computer-based service, compared to approximately $96.8 million at December 31, 2002. We believe CDs will continue to be an important source of funding for YNB in the future. At June 30, 2003 CDs represented 43.4% of our total deposits at June 30, 2003 compared to 49.3% at year-end 2002. While CDs are expected to represent an important funding vehicle, we are continuing efforts through our retail strategy to further increase lower cost core deposits and reduce the need for higher cost funding sources in both new and existing markets.

Non-interest bearing demand deposits increased $18.1 million or 14.3% to $144.3 million at June 30, 2003 compared to $126.2 million at December 31, 2002. On an average basis, non-interest bearing demand deposits totaled $126.0 million for the first six months of 2003 compared to $113.0 million for the same period in 2002. The increase in demand deposits is primarily attributable to the growth in new and existing business relationships.

While it is our strategy to fund earning asset growth with the lowest cost core deposits, excluding certificates of deposit, core deposits have historically not been adequate to meet loan demand and are not expected to do so in the future. We believe growth experienced in money market balances over the past two years may shift to higher cost CDs should interest rates rise. The goal of changing the deposit composition and lowering our cost of funds through our retail strategy is a long-term strategic objective.

Borrowed Funds

Our primary funding strategy is to rely on attracting deposits to fund new earning asset growth, and to utilize borrowed funds as a secondary funding source for earning assets as well as for asset and liability management purposes. Borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances. Borrowed funds totaled $738.0 million at June 30, 2003, a decrease of $19.7 million from the $757.7 million outstanding at December 31, 2002. The decrease in borrowed funds resulted primarily from a decrease in FHLB advances. We retired two FHLB advances totaling $20.0 million in the first half of 2003. There are an additional $36.0 million in advances that mature in December 2003. Strategic liquidity objectives and funding alternatives will determine whether future advances will be retired or renewed. Within approved policy guidelines, we will continue to use borrowed funds as an alternative funding source or to meet desired business and asset and liability objectives. As a result of the decreasing emphasis on our Investment Growth Strategy, we do not expect to use FHLB advances for that purpose in 2003.

YNB had FHLB advances outstanding of $726.0 million at June 30, 2003 compared to $746.0 million at December 31, 2002. At June 30, 2003, callable borrowings, primarily FHLB advances, totaled $609.0 million or 83.9% of total borrowings compared to $629.0 million or 84.3% at December 31, 2002. Callable borrowings have original terms of ten years and are callable after periods ranging from three months to five years. As of June 30, 2003, YNB had $487.0 million in callable borrowings with call dates in 2003. We anticipate that, at current interest rate levels, there will be no borrowings called in 2003. Based on our analysis, we believe rates would have to increase at least 400 basis points before we would experience significant call activity.

Equity Capital

Stockholders’ equity at June 30, 2003 totaled $148.2 million, an increase of approximately $2.3 million or 1.6%, compared to $145.9 million at December 31, 2002. This increase resulted from:

(i)	YNB earned net income of $6.9 million less cash dividends paid of $2.4 million for the six months ended June 30, 2003.

(ii)	The net unrealized gain on securities available for sale was $5.4 million at June 30, 2003 compared to a net unrealized gain of $7.4 million at December 31, 2002. The decrease in the net unrealized gain resulted in a $2.0 million decrease in stockholders’ equity.

(iii)	Proceeds of $173,000 from the exercise of stock options and an $80,000 increase in stockholders’ equity associated with the fair market value adjustment related to the allocation of shares to employee accounts in the Employee Stock Ownership Plan (ESOP).

(iv)	An increase in unallocated ESOP shares of $555,000, to $955,000 at June 30, 2003 from $400,000 at December 31, 2002. This reflects the acquisition of 39,515 shares from our 401(k) plan by the ESOP in May 2003, which is discussed in greater detail below.

The table below presents the actual capital amounts and ratios of the Holding Company and the Bank at June 30, 2003 and December 31, 2002.

	Amount		Ratios

(amounts in thousands)	6/30/03	12/31/02	6/30/03	12/31/02

Risk-based capital:
Tier 1:
Holding Company	$178,830	$171,076	11.1%	11.8%
Bank	168,712	164,430	10.5	11.4
Total:
Holding Company	196,338	187,897	12.2	13.0
Bank	186,220	181,251	11.6	12.6
Tier 1 leverage:
Holding Company	178,830	171,076	8.6	8.2
Bank	$168,712	$164,430	7.3%	7.9%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be considered “well capitalized,” an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At June 30, 2003, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is our goal to maintain adequate capital to continue to support YNB’s asset growth and maintain its status as a well-capitalized institution.

Our 401(k) savings plan had, since August 1998, included an option for our employees to invest a portion of their plan accounts in a fund (the “YNB Stock Fund”) that acquired shares of our common stock in the open market. In connection with the addition of the YNB Stock Fund to the plan, we inadvertently did not register with the Securities and Exchange Commission the 401(k) savings plan interests or the shares of common stock acquired by the YNB Stock Fund and may not have distributed certain information to plan participants on a timely basis as required by securities laws. After being advised of those requirements, we promptly completed the registration and distributed the required information to our plan participants. In November 2002, the Board of Directors of YNB approved the discontinuance of the YNB Stock Fund, and the sale of our common stock owned by the YNB Stock Fund to the YNB ESOP. As of May 31, 2003 there was approximately $5.9 million invested in the 401(k) savings plan. In May 2003, the ESOP purchased the entire 39,515 shares of our common stock in the YNB stock fund from the 401(k) savings plan for approximately $755,000. While it is still possible that we may have liability based on the requirements applicable to the 401(k) savings plan, we do not believe that any such liabilities or claims, if asserted, would have a material adverse effect on our financial condition or results of operations.

We also maintain a dividend reinvestment and stock purchase plan (the “YNB DRIP”). In 1997, in connection with adding a 3% discount to dividend reinvestments through the YNB DRIP, we inadvertently did not register with the Securities and Exchange Commission our common stock purchased through the YNB DRIP and may not have distributed certain information to plan participants as required by securities laws. After being advised of those requirements, we promptly suspended operation of the YNB DRIP. Beginning in the second quarter of 2003 and ending July 21, 2003 we made an offer to all YNB DRIP participants to rescind their purchases of common stock through the YNB DRIP since December 1, 1997. Approximately 125,993 shares of common stock, as adjusted for stock splits and stock dividends, have been acquired through the YNB DRIP since December 1, 1997, at prices ranging from $8.88 to $19.93 per share. On July 21, 2003 our rescission offer expired. YNB DRIP participants accepted our offer with respect to less than 1,000 shares subject to the rescission offer. The cost of our repurchase of those shares, the interest paid to those YNB participants and the other costs related to the rescission offer were not material to our financial condition or our results of operations.

Credit Quality

Our significant lending experience, collateral based approach to lending, and the effective development and management of our commercial loan relationships have historically resulted in low levels of nonperforming assets and net charge offs.

The following table sets forth nonperforming assets and risk elements in YNB’s loan portfolio by type as of June 30, 2003 and December 31, 2002.

(in thousands)	06/30/03	12/31/02

Nonaccrual loans:
Commercial real estate	$3,773	$2,395
Residential	1,213	1,526
Commercial and industrial	1,612	1,143
Consumer	41	55

Total	6,639	5,119

Restructured loans	—	711

Loans 90 days or more past due:
Residential	229	323
Consumer	470	121

Total	699	444

Total nonperforming loans	7,338	6,274
Other real estate	1,651	1,048

Total nonperforming assets	$8,989	$7,322

Allowance for loan losses to total loans	1.31%	1.41%
Allowance for loan losses to nonperforming loans	238.59%	268.11%

Nonperforming assets, which consist of nonperforming loans and other real estate, totaled $9.0 million at June 30, 2003, a $1.7 million or 22.8% increase from the $7.3 million level at December 31, 2002. Nonperforming assets increased primarily due to an increase in nonaccrual loans and other real estate (ORE), partially offset by a reduction in restructured loans. Total nonperforming assets as a percentage of total assets were 0.38% at June 30, 2003 compared to 0.33% at December 31, 2002.

At June 30, 2003, nonperforming loans, which are loans 90 days or more past due and nonaccrual loans, totaled $7.3 million, a $1.0 million or 17.0% increase from $6.3 million at December 31, 2002. The increase in nonperforming loans was primarily due to a $1.5 million increase in nonaccural loans partially offset by a reduction in restructured loans. The increase in nonaccrual loans was primarily due to a $1.4 million increase in nonaccrual commercial real estate loans resulting from several loans from one borrower going on nonaccural status in the second quarter of 2003.

ORE totaled $1.6 million at June 30, 2003 an increase of $603,000 increase from $1.0 million reported at December 31, 2002. The increase in ORE resulted primarily from the transfer of two nonaccrual loans into ORE. ORE is reported at the lower of cost or fair value at the time of acquisition, and at the lower of cost or fair value, less estimated costs to sell thereafter.

We believe that our historical low level of nonperforming assets in relation to our loan portfolio is reflective of our credit culture, which includes strict underwriting standards, active loan review, strong credit policies and a close working relationship with our larger loan customers. Our objective is to maintain a high credit quality loan portfolio regardless of the economic climate. The continuing weakness of the economy, however, among other factors, could cause nonperforming asset levels to increase from their current or historical levels, which would have a negative impact on our earnings.

Allowance for Loan Losses

We have identified the allowance for loan losses to be a critical accounting policy. We utilize a system to rate substantially all of our loans based on their respective risk. Our emphasis on commercial real estate and commercial and industrial loans has provided higher earnings than other earning asset opportunities. These loans, however, entail greater risk than residential mortgage and consumer loans. The primary emphasis in our risk rating system is on commercial real estate and commercial and industrial loans.

Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. The reserve percentage assigned to each risk rating category is determined quarterly from historical loan loss rates based on an eight quarter rolling trend migration analysis. Commercial risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as either “minimal, modest, better than average, average and acceptable.” Loans with acceptable risk were reserved at a range of 0.85% to 0.90% at June 30, 2003. Risk ratings of between 6 and 9 are considered higher than acceptable risk and correspond to loans rated as “special mention, substandard, doubtful and loss.” Due to the higher level of risk, these loans were reserved at a range of 3.75% to 100% at June 30, 2003. Loans with a risk rating of 9 are considered to be a loss and reserved at 100%. At June 30, 2003 there were no 9 rated loans.

Residential mortgage loans are assigned an individual risk reserve percentage of 0.05% due to the strong secured nature of these loans and the historically low level of losses experienced with this loan type. Multi-family residential loans are included in commercial real estate loans for reserve analysis purposes.

Consumer loans include home equity loans, installment loans and all other loans. Home equity loans are assigned reserve percentage of 0.01% for the lowest historic risk to 0.17% for the highest risk. This range is reflective of the strict underwriting standards and the low level of losses experienced with these loans. All other secured consumer loans, primarily automobile loans, are reserved at a range of 0.7% to 3.9%. The higher reserve percentages assigned to these loans reflect the greater risk and higher historical losses experienced. Unsecured consumer loans are reserved at a range of 7.8% to 8.2%. This portfolio was less than $1.0 million at June 30, 2003. The higher reserve limit reflects the unsecured nature of these loans as well as the higher level of losses experienced historically.

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

We provide for possible loan losses by a charge to current operations to maintain the allowance for loan losses at an adequate level according to our documented allowance adequacy methodology. The allowance for loan losses totaled $17.5 million at June 30, 2003, an increase of $687,000 from the $16.8 million at year-end 2002. The provision for loan losses for the first six months of 2003 was $1.8 million compared to $1.6 million for the same period of 2002. Gross charge offs were $1.2 million for the first six months of 2003 compared to $108,000 for the same period in 2002. Gross recoveries were $73,000 for the first six months of 2003 compared to $39,000 for the same period in 2002. Annualized net charge offs as a percentage of average loans were 0.19% compared to 0.10% for the year ended December 31, 2002. The increased size of the reserve resulted primarily from two factors. First, the provision for loan losses for the first six months of 2003 exceeded net charge offs over the same period. Second, total nonperforming loans increased from the year-end 2002 level requiring a higher reserve.

We maintain the allowance for loan losses at a level determined in accordance with the above-described process. The change in the allowance reflected the extensive analysis previously discussed. It is our assessment based on our judgment and analysis, that the allowance for loan losses is appropriate in relation to the credit risk at June 30, 2003. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total loans. This ratio was 1.31% at June 30, 2003 compared to 1.41% at December 31, 2002. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. This ratio was 238.59% at June 30, 2003 compared to 268.11% at December 31, 2002.

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

	As of June 30, 2003			As of: December 31, 2002

			Percent of
		Percent	loans to		Percent	Percent of
	Reserve	of	Total	Reserve	of	loans to
(in thousands)	Amount	Allowance	loans	Amount	Allowance	Total loans

Commercial real estate	$8,999	51.4%	51.9%	$8,189	48.7%	50.8%
Residential	818	4.7	12.4	1,063	6.3	12.6
Commercial and industrial	6,923	39.5	27.4	6,886	40.9	28.3
Consumer	768	4.4	8.3	683	4.1	8.3

Total	$17,508	100.0%	100.0%	$16,821	100.0%	100.0%

Extending credit to businesses and consumers exposes us to credit risk. We manage credit risk in the loan portfolio through adherence to strict underwriting standards, guidelines and limitations. Various approval levels, based on the amount of the loan and other credit considerations, have also been established. We recognize that despite our best efforts to minimize risk, losses will occur. In times of economic slowdown, either within our markets or nationally, the risk inherent in our loan portfolio will increase. The timing and amount of loan losses that may occur is dependent upon several factors, most notably current and expected general, regional and local economic conditions and specific financial condition of our borrowers. Although we use the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term changes.

Results of Operations

Net Income

YNB reported net income of $6.9 million for the six months ended June 30, 2003, a decrease of $79,000 or 1.1% compared to $7.0 million for the same period in 2002. The decrease in net income for the first six months of 2003 compared to the same period in 2002 was primarily attributable to an increase in non-interest expenses and a decrease in net securities gains, partially offset by higher net interest income. Diluted earnings per share for the six months ended June 30, 2003 decreased 23.3% to $0.66 compared to $0.86 for the same period in 2002. The decrease in earnings per share primarily reflects the higher average shares outstanding from the public stock offering completed in December 2002. YNB sold 2.3 million common shares and raised $34.3 million in net new equity capital from the December 2002 stock offering.

On a quarterly basis, net income for the second quarter of 2003 was $3.6 million, which represents an increase of $60,000 or 1.7% compared to $3.5 million earned in the same period a year ago. The primary reason for the increase in net income was higher net interest income partially offset by higher non-interest expenses. Diluted earnings per share decreased $0.09 or 20.9% to $0.34 for the second quarter of 2003 compared to $0.43 for the same period in 2002. The decrease in earnings per share was primarily due to the increase in average shares resulting from the public stock offering.

Net Interest Income

Net interest income is the largest and most significant component of our operating income. YNB’s net interest income for the first six months of 2003 was $25.2 million, an increase of $2.9 million or 13.2% from the same period in 2002. The most significant factors relating to the improvement were an increase in interest and fees on loans and a reduction in interest expense on deposits, partially offset by lower income on securities.

We are continuing our efforts to improve our net interest margin in 2003. The net interest margin is calculated as net interest income divided by average interest earning assets. For the first six months of 2003 the net interest margin was 2.28%, a 1 basis point decrease compared to 2.29% for the same period in 2002. Earning asset yields declined more than the cost of interest bearing liabilities, which limited the improvement in the net interest margin in the first half of 2003. We have implemented several strategies designed to increase net interest income and the net interest margin in 2003. These include increasing the duration of the investment portfolio to stabilize or improve the yield, the early redemption of $11.5 million of 9.25% trust preferred securities on March 31, 2003 and the aggressive lowering of deposit rates. We have continued to include interest rate floors on floating rate commercial loans to protect income streams in a falling rate environment. We believe the successful implementation of our retail strategy will result in a lower overall cost of funds over time which will improve profitability.

On a quarterly basis, net interest income was $12.8 million, an increase of $1.2 million or 10.7% when compared to the second quarter of 2002. The net interest margin for the three months ended June 30, 2003 was 2.31%, a 3 basis point decrease from the same period in 2002 but a 6 basis point increase when compared to the first quarter of 2003. The decrease in the margin when compared to the same period of 2002 was due to a 65 basis point drop in the yield on earning assets to 5.40% for the second quarter of 2003 compared to 6.05% for the same period in 2002. Over the same time period, the cost of interest bearing liabilities decreased comparatively by only 61 basis points to 3.42% compared to 4.03% for the same period in 2002.

Interest Income

For the first six months of 2003, total interest income was $59.8 million, an increase of $1.0 million when compared to interest income of $58.8 million for the same period in 2002. This increase was primarily due to an increase in the volume of average loan assets for the first half of 2003 compared to the first half of 2002, partially offset by the reduction in the overall yield on earning assets.

Interest and fees on loans for the six months ended June 30, 2003 increased $5.1 million or 14.1% to $41.0 million from $35.9 million for the same period in 2002. The increase in loan interest income resulted from an increase of $214.3 million or 20.7% in average loans partially offset by the yield on loans decreasing 38 basis points to 6.57% for the six months ended June 30, 2003 from 6.95% for the same period in 2002. The lower loan yield reflects the impact of the reduction of short-term interest rates in 2002 and the ongoing lower interest rate environment in 2003 reflected in lower longer-term interest rates.

Interest on securities declined $3.8 million or 17.0% to $18.4 million for the six months ended June 30, 2003 compared to $22.2 million for the same period in 2002. Average securities for the six months ended June 30, 2003 increased $68.2 million or 8.3% to $891.6 million when compared to the $823.4 million for the same period in 2002. Over the same period, the yield on the securities portfolio decreased 126 basis points to 4.13% from 5.39%. The decline in interest income resulted from the overall lower yield on the securities portfolios and was partially offset by the higher average balance of securities. The lower yield on the securities portfolios is due to a combination of factors. A shorter portfolio duration, higher than projected prepayment speeds on premium purchased mortgage-backed securities and the lower interest rate environment accounted for the reduction in portfolio yields. In the second quarter we initiated a strategy of purchasing mortgage-backed securities at close to par. This will reduce the negative yield fluctuations experienced over the last several months due to larger than anticipated premium amortization write downs because of larger than projected principal paydowns on mortgage-backed securities.

For the second quarter of 2003, total interest income was $30.0 million, an increase of $127,000 or 0.4% when compared to the $29.9 million for the second quarter of 2002. The modest increase in interest income was primarily due to higher average balances of loans and securities, partially offset by lower yields on both asset types in a lower interest rate environment.

Interest Expense

Total interest expense decreased $1.9 million or 5.3% to $34.6 million for the first six months of 2003, compared to $36.5 million for the same period in 2002. The decrease in interest expense for the comparable time periods resulted primarily from lower rates paid on all interest bearing deposits and, to a lesser extent, on borrowed funds, partially offset by higher overall average balances on total interest-bearing liabilities. Average interest bearing liabilities were $1.99 billion for the six months ended June 30, 2003 reflecting an increase of $204.3 million or 11.4% when compared to the average balance of $1.79 billion for the same period in 2002. The average rate paid on interest bearing liabilities for the six months ended June 30, 2003 decreased 61 basis points to 3.48% from 4.09% for the same period of 2002.

Interest expense on deposit accounts decreased $2.2 million or 12.7% to $15.2 million for the first six months of 2003 compared to $17.4 million for the same period in 2002. The decline in interest expense on deposits resulted primarily from a $1.9 million decrease in the interest expense on time deposits which includes certificates of deposits of $100,000 or more, to $9.7 million for the first six month of 2003 compared to $11.6 million for the same period in 2002. Interest expense on savings, money markets and interest bearing demand deposits decreased $258,000 to $5.5 million for the first six months of 2003 compared to $5.7 million for the same period in 2002. The drop in the expense on these deposits would have been greater except for the strong growth in the average balances. For the first half of 2003, the average balance of savings, money markets and interest bearing checking deposits increased $159.2 million or 35.8% to $603.6 million compared to $444.4 for the same period in 2002. The growth in these core deposit accounts reflects our increased focus on expanding our core deposit base as part of our retail strategy, the success of bidding on the surrogates’ deposits, the positive reception of our new “Simply Better Checking” account and the continued growth in our money market accounts.

The total cost of interest bearing deposits was 2.51% for the first half of 2003 and reflects an 83 basis point decrease when compared to the 3.34% cost for the same period in 2002. The key factors for the decrease in the cost of interest bearing liabilities was a much lower interest rate environment and when combined with a change in the mix of average deposits resulted in a significant decline in interest expense. Lower cost savings, money markets and demand deposits for the first six months of 2003 represented 50.0% of the total average interest bearing deposits compared to 42.7% of total average interest bearing deposits for the same period in 2002. These deposits had a cost of 1.81% in the first six months of 2003 compared to 2.58% for the same period in 2002. The other factor accounting for the decrease was the drop in the cost of time deposits. For the first six months of 2003, the cost of certificates of deposit of $100,000 or more decreased 59 basis points to 3.03% compared to 3.62% for the same period in 2002. Other time deposits decreased in cost 73 basis points to 3.27% for the first six months of 2003 compared to 4.00% for the same period in 2002. We believe if interest rates remain at second quarter levels, the cost of our time deposits will continue to decline as above market rate CDs reprice to market rates at maturity.

Interest expense on borrowed funds increased $295,000 or 1.7% to $17.9 million for the first six months of 2003 compared to $17.6 million for the same period in 2002. The increased interest expense was the result of a $33.7 million, or 4.7%, increase in the average balance outstanding in the first six months of 2003 to $748.1 million when compared to $714.4 million for the same period in 2002. The average rate paid on borrowed funds decreased 15 basis points for the six months ended June 30, 2003 to 4.79% from 4.94% for the same period last year. As part of our strategy to improve our net interest margin, we paid off $20.0 million in FHLB advances at their maturity dates in the first half of 2003. We will continue to evaluate the role FHLB advances and other borrowed funds play in funding our earning asset growth and will utilize these sources as and when management deems appropriate. Our preference is to fund earning asset growth with lower costing core deposits. To the extent that we are successful in attracting these deposits, borrowed funds will gradually become a less important funding source.

The overall cost of trust preferred securities decreased to 8.32% for first six months of 2003 compared to 9.54% for the same period in 2002. In February 2003, we issued $15.0 million in floating rate trust preferred securities at a rate of three month libor plus 340 basis points for an initial rate of 4.74%. In addition, on March 31, 2003 we retired $11.5 million of fixed rate trust preferred securities with a cost of 9.25%. This transaction has generated substantial savings in interest expense in 2003, beginning in the second quarter.

For the second quarter of 2003, total interest expense decreased $1.1 million or 6.1% to $17.2 million when compared to the $18.3 million for the same period in 2002. The overall cost of interest bearing liabilities decreased 61 basis points to 3.42% for the second quarter of 2003 compared to 4.03% for the same period in 2002. The reasons for this decrease in interest expense are the same as discussed for the six-month period above.

We continue to implement our retail strategy with the goal of attracting lower cost core deposits. This should allow us over time to reduce our dependency on higher cost CDs and borrowed funds. The success of this strategy should allow us to lower our cost of funds and improve our net interest margin. To the extent that core deposit growth is not adequate to fund earning asset growth, we would expect to use both CDs and borrowed funds to meet our funding needs.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2003 was $1.8 million, an increase of $225,000 from the $1.6 million for the same period in 2002. The comparable period loan growth, an increase in nonperforming loans, and a higher level of net charge offs have been the driving factors in the provision for loan losses.

Average loan growth of $214.3 million was the primary driver in the increase of the provision for loan losses for the comparative periods. To a lesser extent the modest increase in net charge offs to $1.2 million and an increase in nonperforming loans of $1.2 million contributed to the increase in the provision for loan losses. The ratio of the allowance for loan losses to nonperforming loans decreased slightly to 238.59% at June 30, 2003 from 247.75% at June 30, 2002. Under the heading of “Allowance for Loan Losses”, discussed previously in this report, is a more detailed discussion on our allowance for loan loss methodology.

For the three months ended June 30, 2003, the provision for loan losses was $1.3 million a $175,000 increase from the $1.1 million in provision for the same period in 2002. The primary cause for the increased provision were the same as for the six-month period discussed above.

Non-interest Income

Non-interest income consists of service charges on deposit accounts, net securities gains, income on bank owned life insurance and other non-interest income. Total non-interest income for the first six months of 2003 was $4.1 million, a decrease of $110,000 or 2.6% compared to non-interest income of $4.2 million for the same period in 2002. The decrease was primarily due to a $936,000 decrease in net securities gains in 2003, when compared to the same period in 2002, partially offset by higher other non-interest income, which included the $429,000 gain on the sale of our former operations building and increased income on bank owned life insurance.

Service charges on deposit accounts increased $51,000 or 4.8% to $1.1 million for the six months ended June 30, 2003. Service charge income has increased in the first six months of 2003 from the growth in transaction accounts. We will continue to conduct targeted marketing campaigns in the second half of 2003 designed to attract lower cost or interest free demand deposit accounts with the goal of lowering our cost of funds and generating additional service charge or fee income.

Net gains on the sale of securities totaled $690,000 in the first six months of 2003 compared to $1.6 million in net gains on the sale of securities for the same period in 2002. We have continued to reposition securities in 2003 to achieve asset and liability objectives, which includes lowering longer-term interest rate risk and enhancing future interest income. The positioning of our balance sheet for higher rates resulted in higher net securities gains in 2002.

Income on bank owned life insurance (BOLI) was $1.0 million for the first six months of 2003 compared to $843,000 for the same period in 2002. The increase in income on bank owned life insurance was due to the higher average balance of bank owned life insurance assets and the exchange of lower yielding floating rate BOLI assets into higher yielding fixed rate assets. The income earned on these assets is used to offset the benefit costs of deferred compensation programs. Our bank owned life insurance assets are single premium policies. After the initial purchase, there are no additional premiums to be paid on those policies.

Other non-interest income increased $587,000 to $1.3 million for the six months ended June 30, 2003 from $683,000 for the same period in 2002. The largest factor accounting for this increase was the sale of our former operations building, which resulted in a $429,000 gain. Without this transaction the increase in other non-interest income would have been $158,000 or a 23.1% increase from the same period in 2002. Other non-interest income includes a variety of fee-based services, which have increased as we have expanded our retail network and increased our customer base. These include Second Check fees, check fees, automated teller machine fees charged to non-customers, safe deposit box rental income and other non-banking service fees.

For the three months ended June 30, 2003 total non-interest income increased $220,000 or 9.5% to $2.5 million from $2.3 million for the three months ended June 30, 2002. The key factors accounting for this increase were, the $429,000 gain realized on the sale of our former operations building recognized in the second quarter of 2003, an increase in income on bank owned life insurance and growth in a variety of fee-based services, partially offset by a $444,000 decrease in net securities gain for the second quarter of 2003 compared to the same period in 2002.

Non-interest Expense

There are several factors for the increased non-interest expense in the first six months of 2003 compared to the same period in 2002. The implementation of our retail strategy, higher professional fees and the ongoing growth of YNB are the principal reasons for increased non-interest expense in the first half of 2003. We expect non-interest expense growth to continue at the same rate experienced during the first six months of 2003 through the remainder of 2003. The building and development of our northern region has resulted in increased salaries and employee benefits in our retail and lending divisions. Professional fees such as legal and audit services have comparatively increased as a result of our efforts to comply with new regulations.

Non-interest expenses consist of salaries and employee benefits, occupancy, equipment and all other operating expenses we incur. Non-interest expense totaled $17.8 million in the first six months of 2003, an increase of $2.7 million or 17.8% compared to the $15.1 million for the same period in 2002. The largest increase in non-interest expense for the first half of 2003 compared to the first half of 2002 was in salaries and employee benefit expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.55% for the first six months of 2003 compared to 1.50% for the same period of 2002. The increase in this ratio was due to increased non-interest expenses, partially offset by higher average total assets. YNB’s efficiency ratio for the first six months of 2003 was 60.86% compared to 57.17% for the same period in 2002. The efficiency ratio is computed by dividing total operating expenses by the sum of net interest income and non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income while a decrease would indicate a more efficient allocation of resources. The increase in the efficiency ratio was primarily due to higher non-interest expense, even though there was a higher level of net interest income. Improvements to the efficiency ratio will depend on increases in net interest income, the level of non-interest income and controlled growth in non-interest expenses.

Salaries and employee benefits increased $1.6 million or 19.3% to $10.2 million for the first six months of 2003 compared to $8.6 million for the same period in 2002. Full time equivalent employees increased to 347 at June 30, 2003 compared to 310 at June 30, 2002. Salary expense increased $1.4 million and accounted for 82.9% of the increase in salaries and employee benefits expense. This increase reflects the salary expense associated with the opening of new branches, the hiring of experienced lending, administrative and risk management personnel, and annual merit increases, all as part of our strategic plan. Benefit expense increased $283,000 or 13.1% primarily due to higher costs associated with the increased number of employees as well as increased costs associated with medical insurance premiums and our ESOP. As we continue to grow, and implement our retail strategy, we would expect salaries and employee benefit expenses to continue to increase.

Occupancy expense for the first six months of 2003 was $2.0 million, an increase of $281,000 or 16.7% compared to $1.7 million for the same period in 2002. The increase in occupancy expense was due to the additional costs, including rent expense, associated with the operation of our branch network. In the second quarter of 2002, we opened two new branches in Hunterdon County, New Jersey, one of which is located in our northern regional headquarters. In November 2002, we opened our first branch in Middlesex County, New Jersey. The full impact of those expenses is reflected in the 2003 results. In May 2003, we opened our first branch office in Somerset County, New Jersey. We continue to explore other branch locations in our markets and expect occupancy expense to increase as our branch network expands.

Equipment expense increased $282,000 or 24.6% to $1.4 million for the first six months of 2003 from $1.1 million for the same period in 2002. The increase in equipment expense reflects our continuing efforts to maintain and upgrade technology and systems in order to provide quality products and service. We expect this trend to continue in 2003.

Other non-interest expenses increased $469,000 or 12.6% to $4.2 million for the first six months of 2003 compared to $3.7 million for the same period in 2002. Our other non-interest expenses reflect our growth. For example, expenses such as communication and postage, and stationery and supplies have grown as the number of facilities and phone lines have increased. In addition, all other non-interest expenses reflected increases due to the continuing costs associated with originating new loan and deposit relationships. Compliance with new regulations has also increased our costs related to audit fees, legal fees and insurance costs.

For the three months ended June 30, 2003 total non-interest expense increased $1.3 million or 15.6% to $9.2 million from $7.9 million for the same period in 2002. The primary factor for this increase was a $881,000 or 20.3% increase in salaries and employee benefits expense to

$5.2 million for the three months ended June 30, 2003 compared to the $4.3 million for the same period in 2002. The increase in salaries and employee benefits expense accounted for 71.0% of the total increase in non-interest expense when compared to the second quarter of 2002. Occupancy, equipment and other non-interest expense also increased for the same reasons previously discussed.

Income Tax Expense

The effective income tax rate for the six months ended June 30, 2003 was 27.7% compared to 27.6% for the same period in 2002. Total income tax expense for the six months ended June 30, 2003 was $2.7 million, approximately the same amount as reported in the first half of 2002.

The effective income tax rate for the three months ended June 30, 2003 was 27.5% compared to 28.0% for the same period in 2002. Total income tax expense for the three months ended June 30, 2003 was $1.4 million, approximately the same amount as reported in the same period in 2002.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB’s market risk from December 31, 2002, except as discussed below. For information regarding YNB’s market risk, please refer to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

We followed a strategy of positioning YNB for the possibility of rising rates in 2002. This primarily involved shortening the duration of the investment portfolio, and borrowing callable advances with long lockout periods. While these actions have limited the improvement in YNB’s net interest margin, they have improved our overall interest rate risk position. After a review of our asset and liability simulation results in the first quarter of 2003, we modified our strategy. While we believe that interest rates will move higher in the future, there is a possibility that interest rates could continue to move lower or stay at these levels for an extended period of time. To adequately balance our interest rate risk position, we have continued to institute interest rate floors on floating rate commercial loans in 2003. At June 30, 2003, approximately $446 million of floating rate commercial loans had floors. This action is expected to mitigate the impact to net interest income should rates decline further from their June 30, 2003 levels. We also began to extend the duration of the investment portfolio. This action should improve net interest income in a stable or falling rate environment, but does modestly increase longer-term interest rate risk in the event that rates rise.

We manage interest rate risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models, and gap analysis. At June 30, 2003, the cumulative one-year gap was a negative $20.8 million or 0.9% of total assets compared to a positive $152.1 million or 6.8% of total assets at December 31, 2002. The change in our gap position from December 31, 2002 resulted primarily from an increase in loans and investments with repricing or maturity dates beyond one year.

Simulation analysis involves dynamically modeling YNB’s interest income and interest expense over a specified time period under various interest rate scenarios and balance sheet structures. We use simulation analysis primarily to measure the sensitivity of net interest income over 12 and 24-month time horizons. In YNB’s base case sensitivity scenario, the model estimates the variance in net interest income with a change in interest rates of plus and minus 200 basis points over a 12-month period. Management utilized a minus 100 basis points scenario due to the low interest rate environment that existed at June 30, 2003. The plus and minus base case scenario is compared with a management policy limit of –7% change in net interest income in the first year and –14% in year two. The following table sets forth the expected change in net interest income from the base case given the below listed change in interest rates.

Changes in market interest	Percentage Change in Net Interest Income
rates in basis points	Next 12 months	Next 24 months

+200	4.4%	2.7%
Flat	—	—
-100	-0.1%	-2.1%

These results reflect a more balanced interest rate risk exposure at June 30, 2003 than existed at December 31, 2002. While the +200 rate scenario is still positive, it has decreased from year-end 2002. Results of our simulation analysis suggest that the –100 risk has been reduced and the downside risk that existed at year-end 2002 has been mitigated.

We measure longer-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting future cash flows from YNB’s current assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. YNB uses the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists YNB’s percentage change in EVE in a plus or minus 200 basis point rate shock at June 30, 2003 and December 31, 2002. Due to the low level of interest rates at both dates, not all interest rates could be shocked down 200 basis points.

Changes in interest rate in	Percentage Change in EVE
basis points (Rate Shock)	6/30/03	12/31/02

+200	-19%	-11%
-200	-16%	-18%

The actions we have taken to better balance our shorter-term interest rate risk in a rising or declining interest rate environment have also changed the longer-term interest rate risk position as measured by EVE. At June 30, 2003, our longer-term exposure to rising rates, as measured by the percentage change in EVE, has increased modestly from the exposure at December 31, 2002. At the same time, with rates near historic lows, the risk to lower rates as a percentage of EVE has been modestly reduced by the actions described previously.

Certain shortcomings are inherent in the methodology used in the previously discussed interest rate risk measurements. Modeling changes in simulation and EVE analysis requires the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although the simulation and EVE models provide an indication of YNB’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of change in market interest rates on our net interest income and may differ from actual results.

We believe, based on our simulation results, that as of June 30, 2003, YNB is positioned to limit significant fluctuation to net interest income from either rising or falling interest rates. We believe that the more likely scenario includes a gradual changes in interest rate levels. We continue to monitor our gap position and rate shock analyses to detect changes to our exposure to fluctuating interest rates. We have the ability, to a certain extent, to shorten or lengthen maturities on assets, sell securities, enter into derivative financial instruments, or seek funding sources with different repricing characteristics in order to change our asset liability structure for the purpose of mitigating the effect of interest rate risk.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company’s management, including such officers, concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, which is required to be included in its periodic filings with the Securities and Exchange Commission.

(b)	Changes in Internal Controls Over Financial Reporting. The evaluation referred to in paragraph (a) of this Item did not identify any change in the Company’s internal controls over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

Item 1: Legal Proceedings

At June 30, 2003, there were no known material legal proceedings pending against YNB, its subsidiaries or its property.

Item 2: Changes in Securities and Use of Proceeds

Not Applicable.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Securities Holders

The annual stockholders meeting was held on June 5, 2003.

The following nominees were elected as Directors:

	Votes for	Votes against
Lorraine Buklad	8,814,829	95,197
Sidney L. Hofing	8,824,124	85,902
Louis R. Matlack, Ph.D.	8,813,328	96,698

The following Directors’ terms continued beyond the annual stockholders meeting:

Elbert G. Basolis, Jr.	Jay G. Destribats
Anthony M. Giampetro, M.D.	Gilbert W. Lugossy
Patrick M. Ryan	Martin Tuchman
F. Kevin Tylus	Christopher S. Vernon

In addition to electing three directors, shareholders approved the adoption of the Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors and approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock to 20,000,000.

The vote to approve the Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors was:

Votes for:	8,014,236
Votes against:	856,795

The vote to approve the increase in authorized shares of the Company’s common stock to 20,000,000 was:

Votes for:	8,706,436
Votes against:	179,319

Item 5: Other Information

Not Applicable.

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits

31.1	Certification by Patrick M. Ryan, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Stephen F. Carman, Vice President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Patrick M. Ryan, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Stephen F. Carman, Vice President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

Our Current Report on Form 8-K, dated April 24, 2003, for the announcement of earnings for the first quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YARDVILLE NATIONAL BANCORP
(Registrant)

Date:	August 14, 2003	By: Stephen F. Carman

Stephen F. Carman
Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

31.1	Certification by Patrick M. Ryan, President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Stephen F. Carman, Vice President and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by Patrick M. Ryan, President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by Stephen F. Carman, Vice President and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002