Form 10-Q
period 2003-09-30
YARDVILLE NATIONAL BANCORP
filed 2003-11-14
CIK 787849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2003 the following class and number of shares were outstanding:

Common Stock, no par value	10,433,579

Class	Number of shares outstanding

INDEX

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

	September 30,	December 31,

(in thousands, except share data)	2003	2002

Assets:
Cash and due from banks	$33,066	$28,608
Federal funds sold	72,865	72,485

Cash and Cash Equivalents	105,931	101,093

Interest bearing deposits with banks	15,589	2,501
Securities available for sale	777,932	820,665
Investment securities (market value of $67,714 in 2003 and $56,710 in 2002)	65,728	54,690
Loans	1,392,219	1,195,143
Less: Allowance for loan losses	(18,035)	(16,821)

Loans, net	1,374,184	1,178,322
Bank premises and equipment, net	11,880	12,208
Other real estate	917	1,048
Bank owned life insurance	42,346	40,850
Other assets	25,798	20,081

Total Assets	$2,420,305	$2,231,458

Liabilities and Stockholders’ Equity:
Deposits
Non-interest bearing	$159,087	$126,183
Interest bearing	1,313,424	1,146,103

Total Deposits	1,472,511	1,272,286

Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	726,000	746,000
Obligation for Employee Stock Ownership Plan (ESOP)	855	400
Other	1,058	1,311

Total Borrowed Funds	737,913	757,711

Company-obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust holding solely junior Subordinated Debentures of the Company	46,000	32,500
Other liabilities	17,974	23,022

Total Liabilities	$2,274,398	$2,085,519

Stockholders’ equity
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common stock: no par value
Authorized 20,000,000 shares in 2003 and 12,000,000 shares in 2002
Issued 10,608,583 shares in 2003 and 10,576,157 shares in 2002	89,797	89,297
Surplus	2,205	2,205
Undivided profits	57,153	50,633
Treasury stock, at cost: 180,594 shares in 2003 and 180,248 shares in 2002	(3,160)	(3,154)
Unallocated ESOP shares	(855)	(400)
Accumulated other comprehensive income	767	7,358

Total Stockholders’ Equity	145,907	145,939

Total Liabilities and Stockholders’ Equity	$2,420,305	$2,231,458

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,

(in thousands, except per share amounts)	2003	2002

INTEREST INCOME:
Interest and fees on loans	$21,942	$19,294
Interest on deposits with banks	65	14
Interest on securities available for sale	7,254	10,521
Interest on investment securities:
Taxable	53	120
Exempt from Federal income tax	719	590
Interest on Federal funds sold	88	296

Total Interest Income	30,121	30,835

INTEREST EXPENSE:
Interest on savings account deposits	2,776	2,759
Interest on certificates of deposit of $100,000 or more	993	1,233
Interest on other time deposits	3,525	4,538
Interest on borrowed funds	8,924	9,414
Interest on trust preferred securities	693	775

Total Interest Expense	16,911	18,719

Net Interest Income	13,210	12,116
Less provision for loan losses	1,375	1,300

Net Interest Income After Provision for Loan Losses	11,835	10,816

NON-INTEREST INCOME:
Service charges on deposit accounts	592	573
Securities gains, net	574	896
Income on bank owned life insurance	523	417
Other non-interest income	415	326

Total Non-Interest Income	2,104	2,212

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,579	4,529
Occupancy expense, net	969	888
Equipment expense	721	590
Other non-interest expense	2,379	1,854

Total Non-Interest Expense	9,648	7,861

Income before income tax expense	4,291	5,167
Income tax expense	1,129	1,473

Net Income	$3,162	$3,694

EARNINGS PER SHARE:
Basic	$0.30	$0.46
Diluted	$0.30	$0.44

Weighted average shares outstanding:
Basic	10,379	8,047
Diluted	10,653	8,325

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	September 30,

(in thousands, except per share amounts)	2003	2002

INTEREST INCOME:
Interest and fees on loans	$62,906	$55,205
Interest on deposits with banks	89	44
Interest on securities available for sale	24,257	31,043
Interest on investment securities:
Taxable	150	631
Exempt from Federal income tax	2,048	1,751
Interest on Federal funds sold	464	951

Total Interest Income	89,914	89,625

INTEREST EXPENSE:
Interest on savings account deposits	8,245	8,486
Interest on certificates of deposit of $100,000 or more	3,090	3,943
Interest on other time deposits	11,116	13,469
Interest on borrowed funds	26,855	27,050
Interest on trust preferred securities	2,237	2,325

Total Interest Expense	51,543	55,273

Net Interest Income	38,371	34,352
Less provision for loan losses	3,225	2,925

Net Interest Income After Provision for Loan Losses	35,146	31,427

NON-INTEREST INCOME:
Service charges on deposit accounts	1,711	1,641
Securities gains, net	1,264	2,522
Income on bank owned life insurance	1,554	1,260
Other non-interest income	1,685	1,009

Total Non-Interest Income	6,214	6,432

NON-INTEREST EXPENSE:
Salaries and employee benefits	15,823	13,117
Occupancy expense, net	2,930	2,568
Equipment expense	2,148	1,735
Other non-interest expense	6,560	5,566

Total Non-Interest Expense	27,461	22,986

Income before income tax expense	13,899	14,873
Income tax expense	3,789	4,152

Net Income	$10,110	$10,721

EARNINGS PER SHARE:
Basic	$0.97	$1.34
Diluted	$0.95	$1.30

Weighted average shares outstanding:
Basic	10,390	8,028
Diluted	10,611	8,218

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,

(in thousands)	2003	2002

Cash Flows from Operating Activities:
Net Income	$10,110	$10,721
Adjustments:
Provision for loan losses	3,225	2,925
Depreciation	1,648	1,376
ESOP fair value adjustment	138	72
Amortization and accretion	4,520	1,830
Gains on sales of securities available for sale	(1,264)	(2,522)
Writedown and loss on sale of other real estate	27	230
Increase in other assets	(3,816)	(143)
(Decrease) increase in other liabilities	(5,048)	2,998

Net Cash Provided by Operating Activities	9,540	17,487

Cash Flows From Investing Activities:
Net (increase) decrease in interest bearing deposits with banks	(13,088)	348
Purchase of securities available for sale	(666,497)	(489,950)
Maturities, calls and paydowns of securities available for sale	537,082	228,487
Proceeds from sales of securities available for sale	158,921	218,028
Proceeds from maturities and paydowns of investment securities	5,103	16,005
Purchase of investment securities	(16,157)	(4,474)
Net increase in loans	(199,981)	(136,266)
Expenditures for bank premises and equipment	(1,320)	(2,256)
Proceeds from sale of other real estate	997	866

Net Cash Used in Investing Activities	(194,940)	(169,212)

Cash Flows from Financing Activities:
Net increase in non-interest bearing demand, money market, and savings deposits	245,028	120,521
Net (decrease) increase in certificates of deposit	(44,803)	48,856
Net (decrease) increase in borrowed funds	(19,798)	50,650
Proceeds from issuance of trust preferred securities	25,000	—
Retirement of trust preferred securities	(11,500)	—
Proceeds from issuance of common stock	362	516
Treasury shares acquired	(6)	—
(Increase) decrease in unallocated ESOP shares	(455)	300
Dividends paid	(3,590)	(2,658)

Net Cash Provided by Financing Activities	190,238	218,185

Net increase in cash and cash equivalents	4,838	66,460
Cash and cash equivalents as of beginning of period	101,093	66,731

Cash and Cash Equivalents as of End of Period	$105,931	$133,191

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	54,665	55,551
Income taxes	10,035	4,689

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfers from loans to other real estate, net of charge offs	894	16

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to Consolidated Financial Statements
Three and Nine Months Ended September 30, 2003
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

The consolidated financial data as of and for the three and nine months ended September 30, 2003 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2003.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiaries, Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, Yardville Capital Trust IV, Yardville Capital Trust V, and The Yardville National Bank (the “Bank”) and the Bank’s wholly owned subsidiaries (collectively, the “Corporation”). All significant inter-company balances and transactions have been eliminated in consolidation.

Allowance for Loan Losses

The provision for loan losses charged to operating expense is determined by management and is based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect a borrower’s ability to repay a loan. The provision is based on management’s estimates and actual losses may vary from estimates. Estimates are reviewed and adjustments, as they become necessary, are reported in the periods in which they become known. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and the valuation of other real estate. Such agencies may require the Corporation to recognize additions to the allowance or adjustments to the carrying value of other real estate based on their judgments about information available to them at the time of their examination.

2. Earnings Per Share

Weighted average shares for the basic net income per share computation for the three months ended September 30, 2003 and 2002 were 10,379,000 and 8,047,000, respectively. For the diluted net income per share computation, common stock equivalents of 274,000 and 278,000 are included for the three months ended September 30, 2003 and 2002, respectively. Common stock equivalents that were antidilutive were 99,500 and 1,043,000 for the three months ended September 30, 2003 and 2002, respectively.

Weighted average shares for the basic net income per share computation for the nine months ended September 30, 2003 and 2002 were 10,390,000 and 8,028,000, respectively. For the diluted net income per share computation, common stock equivalents of 221,000 and 190,000 are included for the nine months ended September 30, 2003 and 2002, respectively. Common stock equivalents that were antidilutive were 30,000 and 411,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

	For the three months ended September 30,

(in thousands, except per share amounts)	2003	2002

Net income as reported:
As reported	$3,162	$3,694
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	275	26

Pro forma net income	$2,887	$3,668

Earnings per share:
Basic:
As reported	$0.30	$0.46
Pro forma	0.28	0.46
Diluted:
As reported	$0.30	$0.44
Pro forma	0.27	0.44

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the third quarter of 2003 and 2002: (1) an expected annual dividend rate of $0.46 in both 2003 and 2002, (2) risk free rate of 2.9% and 2.7% for 2003 and 2002 respectively, (3) expected average life of approximately 8.0 years in 2003 and 5.0 years in 2002 and (4) expected volatility of 38% in 2003 and 36% in 2002.

	For the nine months ended September 30,

(in thousands, except per share amounts)	2003	2002

Net income as reported:
As reported	$10,110	$10,721
Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	618	175

Pro forma net income	$9,492	$10,546

Earnings per share:
Basic:
As reported	$0.97	$1.34
Pro forma	0.91	1.31
Diluted:
As reported	$0.95	$1.30
Pro forma	0.89	1.28

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the first nine months of 2003 and 2002: (1) an expected annual dividend rate of $0.46 in both 2003 and 2002, (2) risk free rate of 2.8% and 2.7% in 2003 and 2002, (3) expected average life of approximately 7.4 years in 2003 and 5.0 years in 2002 and (4) expected volatility of 38% in 2003 and 36% in 2002.

4. Comprehensive Income

Below is a summary of comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,

(in thousands)	2003	2002

Net Income	$3,162	$3,694

Other comprehensive income (loss)
Holding (loss) gain arising during the period, net of tax and reclassification	(4,227)	3,882
Less reclassification of realized net gain on sale of securities available for sale, net of tax	379	591

Net change in unrealized gain for the period, net of tax	(4,606)	3,291

Total comprehensive income (loss)	$(1,444)	$6,985

	Nine Months Ended September 30,

(in thousands)	2003	2002

Net Income	$10,110	$10,721

Other comprehensive income
Holding (loss) gain arising during the period, net of tax and reclassification	(5,757)	9,595
Less reclassification of realized net gain on sale of securities available for sale, net of tax	834	1,665

Net change in unrealized gain for the period, net of tax	(6,591)	7,930

Total comprehensive income	$3,519	$18,651

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

The following table summarizes activity with respect to such loans:

	For the nine	For the year
	months ended	ended
(in thousands)	9/30/03	12/31/02

Balance as of beginning of period	$42,996	$37,409
Additions	22,490	29,724
Reductions	17,031	24,137

Balance as of end of the period	$48,455	$42,996

None of these loans were past due or on nonaccrual status as of September 30, 2003 or December 31, 2002.

In addition, the Corporation has had, and expects in the future to have, other transactions in the ordinary course of business with many of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended September 30, 2003.

In June 2003, the Bank sold its former operations center to Christopher S. Vernon, a director of the Corporation and the Bank. The purchase price was $650,000 and the Bank recorded a gain of $429,000 in the second quarter of 2003, which is included in other non-interest income. The Bank is leasing the basement of the building, for a term of less than one year at a fair market rate.

6. Recent Accounting Pronouncements

Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003. FIN 46 applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises no later than the end of the applicable annual period. FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risk among the parties involved. In its current form, FIN 46 may require the Corporation to de-consolidate its investment in mandatorily redeemable trust preferred securities of subsidiary trusts in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities appears to be an unintended consequence of FIN 46.

The effective date of FIN 46 has been deferred until the end of the first interim or annual period ending after December 15, 2003, for certain interests held by a public entity in certain variable interest entities or potential variable interest entities.

In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. If the Corporation was not allowed to include the $46.0 million in trust preferred securities issued by subsidiary trusts in Tier I capital at September 30, 2003, the Corporation would no longer be considered “well capitalized” but would be considered “adequately capitalized.” The Yardville National Bank capital ratios would not be directly affected by the exclusion of trust preferred securities and the Bank would still be “well capitalized.”

The final results of the accounting interpretation and Federal Reserve System instruction are not yet known. While these changes could have a significant impact on the calculation of the Corporation’s regulatory capital; management does not expect these changes to have a material effect on the Corporation’s results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents management’s discussion and analysis of the financial condition and results of operations. It should be read in conjunction with the 2002 Annual Report to Stockholders and Form 10-K, as amended, for the fiscal year ended December 31, 2002, as well as the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q. Throughout this report the terms “YNB,” “company,” “we,” “us,” “our,” and “corporation” refer to Yardville National Bancorp, our wholly owned banking subsidiary, The Yardville National Bank (the “Bank”), and other subsidiaries, as a consolidated entity. The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of our operations.

This Form 10-Q contains express and implied statements relating to our future financial condition, results of operations, plans, objectives, performance, and business, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These may include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Actual results may differ materially from those expected or implied as a result of certain risks and uncertainties, including but not limited to, the results of our efforts to implement our retail strategy; our ability to attract and retain executive management; adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses; adverse changes in interest rate fluctuations and other economic conditions; continued levels of our loan quality and origination volume; our ability to attract core deposits; continued relationships with major customers; competition in product offerings and product pricing; adverse changes in the economy that could increase credit-related losses and expenses; the market price of our common stock; compliance with laws, regulatory requirements and Nasdaq standards; and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Financial Condition

Assets

Total consolidated assets at September 30, 2003 were $2.42 billion, an increase of $188.8 million or 8.5% compared to $2.23 billion at December 31, 2002. The growth in our asset base during the first nine months of 2003 reflected our continuing strength as a business-focused, relationship-oriented community bank as total loans increased $197.1 million. The growth in loans was principally reflected in commercial real estate and commercial and industrial loans. The funding for this asset growth was provided primarily by interest bearing demand deposits. The successful acquisition of surrogates’ deposits and a deposit initiative (i.e. “Simply Better

Checking”) in our northern region, which includes Hunterdon, Somerset, and Middlesex Counties in New Jersey, have supported asset growth.

Federal funds sold

At September 30, 2003, Federal funds sold totaled $72.9 million compared to $72.5 million at December 31, 2002. Federal funds sold balances have fluctuated as we have strategically moved funds out of Federal funds sold into other short-term investments that have a higher yield but similar liquidity characteristics. With short-term interest rates at low levels, we expect to continue to seek opportunities to invest excess funds at yields higher than the yield on overnight Federal funds while maintaining adequate liquidity.

Securities

The following tables present the amortized cost and market value of YNB’s securities portfolios as of September 30, 2003 and December 31, 2002.

Securities Available For Sale	September 30, 2003		December 31, 2002

	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value

U.S. Treasury securities and obligations of other U.S government agencies	$129,012	$128,835	$245,973	$248,901
Mortgage-backed securities	574,443	575,820	468,745	478,357
Corporate obligations	33,614	33,576	55,087	53,696
All other securities	39,701	39,701	39,711	39,711

Total	$776,770	$777,932	$809,516	$820,665

Investment Securities	September 30, 2003		December 31, 2002

	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value

Obligations of state and political subdivisions	$62,616	$64,514	$50,308	$52,212
Mortgage-backed securities	3,112	3,200	4,382	4,498

Total	$65,728	$67,714	$54,690	$56,710

Securities represented 34.9% of total assets at September 30, 2003 and 39.2% at December 31, 2002. Total securities decreased $31.7 million to $843.7 million at September 30, 2003 compared to $875.4 million at year-end 2002. The available for sale portfolio represented 92.2% of our total securities holdings at September 30, 2003, compared to 93.8% at December 31, 2002.

At September 30, 2003, securities available for sale (AFS) had a net unrealized gain, net of tax effect, of $767,000 as reported in accumulated other comprehensive income in Stockholders’ Equity, compared to $7.4 million in net unrealized gain, net of tax effect, at December 31, 2002. Economic uncertainty has resulted in volatility in the U.S. treasury yield curve. These changes impact the market value of our securities both positively and negatively. Changes in the treasury yield curve and changes in the mix of securities in the portfolio in the first nine months of 2003 resulted in a lower net unrealized gain in our AFS portfolio at September 30, 2003 compared to the net unrealized gain at year-end 2002.

We have followed a strategy in 2003 of repositioning our available for sale portfolio out of shorter term agency callable bonds into longer term agency mortgage-backed securities to take advantage of the steepness of the yield curve with the goal of improving the yield on the portfolio. Securities available for sale decreased $42.7 million or 5.2% to $777.9 million at September 30, 2003 compared to $820.7 million as of December 31, 2002. The net decrease in securities available for sale was primarily the result of a $120.1 million decrease in U.S. Treasury securities and obligations of other U.S. government agencies primarily due to calls and sales, and the sale of $20.1 million in fixed and floating rate corporate bonds, partially offset by an increase in mortgage-backed securities of $97.5 million. We have extended the duration of the portfolio from approximately 1.8 years at the end of 2002 to approximately 3.5 years at September 30, 2003, to improve the performance of the portfolio in a stable or falling interest rate environment, while at the same time seeking to limit extension risk in a rising rate environment. This was accomplished through securities sales and by not reinvesting cash flows into 30 year fixed rate mortgage-backed securities and fixed and floating rate CMOs that were experiencing faster than anticipated principal prepayments. These cash flows were reinvested into agency named mortgage-backed securities with less extension risk, fixed rate CMOs with stable cash flow projections and longer-term tax-free municipal bonds. These actions were intended to stabilize the yield on the investment portfolio in the current rate environment. The continued high principal prepayments and the resulting premium amortization on mortgage-backed securities, primarily CMOs, resulted in a lower yield on the investment portfolio in the third quarter compared to the second quarter. We believe that the actions described above should result in an improvement in the yield on our portfolio in the fourth quarter. However, if overall interest rates fall or prepayments on mortgage-backed securities increase from third quarter levels, the yield on our AFS portfolio could continue to decline.

We manage a portion of our AFS portfolio with the primary objective of enhancing return on average stockholders’ equity and earnings per share. We refer to this as our Investment Growth Strategy. Our decision to de-emphasize this strategy in mid-2002 has resulted in a decrease of $150.4 million from the year-end 2002 level of $230.1 million to $79.7 million at September 30, 2003. With the emphasis on growing our franchise, our Investment Growth Strategy, as a percentage of total assets has declined to 3.3% of total assets at September 30, 2003, compared to 10.3% of total assets at December 31, 2002.

Investment securities classified as held to maturity increased $11.0 million to $65.7 million at September 30, 2003 from $54.7 million at December 31, 2002. The increase was due to a $12.3 million increase in our municipal bond portfolio, partially offset by a $1.3 million decrease in mortgage-backed securities.

Loans

We continue to emphasize commercial real estate and commercial and industrial loans to individuals and small to mid-sized businesses. The loan portfolio represents our largest earning asset class and is our primary source of interest income. Total loans increased $197.1 million or 16.5% to $1.39 billion at September 30, 2003 from $1.19 billion at December 31, 2002. Our strength as a commercial lender and our expansion into Hunterdon, Middlesex and Somerset Counties in New Jersey, has resulted in strong loan growth during the first nine months of 2003. Our loan portfolio represented 57.5% of total assets at September 30, 2003 compared to 53.6% at December 31, 2002. Part of our strategy to improve our net interest margin is to increase the ratio of higher yielding loans to our total earning asset base. Strong competition from both bank and non-bank competitors, in addition to borrowers’ concerns over the economy, real estate prices and interest rates, among other factors, could affect future loan growth. While the majority of our lending business is with customers located within our core Mercer County, New Jersey market, our development of our northern region has resulted in new loan relationships in an expanded market area. The ultimate collectability of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in economic conditions and real estate values in our markets.

The table below sets forth YNB’s loan portfolio composition and loan growth by type for the nine months ended September 30, 2003.

(In thousands)	09/30/03	12/31/02	Change	% Change

Commercial real estate
Owner occupied	$200,707	$164,450	$36,257	22.0%
Investor occupied	397,587	321,583	76,004	23.6
Construction and development	114,423	121,295	(6,872)	(5.7)

Residential
1-4 family	140,982	116,829	24,153	20.7
Multi-family	29,415	34,012	(4,597)	(13.5)

Commercial and industrial
Term	186,252	129,513	56,739	43.8
Lines of credit	209,851	207,562	2,289	1.1
Demand	789	972	(183)	(18.8)

Consumer
Home equity	79,312	70,579	8,733	12.4
Installment	23,770	19,078	4,692	24.6
Other	9,131	9,270	(139)	(1.5)

Total loans	$1,392,219	$1,195,143	$197,076	16.5%

At September 30, 2003, commercial real estate loans and commercial and industrial loans represented 79.7% of total loans. In underwriting these loans, we first evaluate the cash flow capacity of the borrower to repay the loan as well as the borrower’s business experience. In addition, a majority of commercial loans are also secured by real estate and business assets and supported by the personal guarantees of the principals. We also diligently monitor the composition and quality of the overall commercial portfolio including significant credit concentrations by borrower or industry.

Commercial real estate loans consist of owner occupied, investor occupied, and construction and development loans. Construction and development loans include residential and commercial projects and are typically made to experienced residential or commercial construction developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Our lending policies generally require an 80% or lower loan-to-value ratio for commercial real estate mortgages. Collateral values are established based upon independently prepared appraisals. Commercial real estate loans increased $105.4 million in the first nine months of 2003 to $712.7 million with the greatest growth in investor occupied loans of approximately $76.0 million. Growth in commercial real estate loans accounted for 53.5% of the total loan growth year to date.

Residential loans include 1-4 family and multi-family loans. This segment of our portfolio totaled $170.4 million at September 30, 2003, increasing $19.6 million or 13.0% from year-end 2002. Residential 1-4 family loans totaled $141.0 million at September 30, 2003 and represented 82.7% of total residential mortgage loans. Growth experienced in this portfolio in 2003 was principally due to the low level of interest rates. Our 1-4 family loans are secured by first liens on the underlying real property. We are a participating seller/servicer with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) and we generally underwrite our single-family residential mortgage loans to conform to the standards required by these agencies. Multi-family loans, which represented $29.4 million of the total residential loans, primarily consist of loans secured by apartment complexes.

Commercial and industrial loans are typically loans made to small and mid-sized businesses for a wide variety of needs and include working capital loans, which are used to finance inventory, receivables, and other working capital needs of commercial borrowers. Commercial and industrial loans consist of term loans, lines of credit and demand loans. Commercial and industrial loans increased $58.8 million or 17.4% to $396.9 million at September 30, 2003 from $338.0 million at December 31, 2002. The increase in commercial and industrial loans in the first nine months of 2003 resulted primarily from a $56.7 million increase in term loans. Management believes that an improving economy could result in our borrowers needing additional working capital, which could translate to additional growth in commercial and industrial loans.

Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Home equity loans and lines represented 70.7% of total consumer loans at September 30, 2003. Consumer loans increased $13.3 million or 13.4% to $112.2 million at September 30, 2003 from $98.9 million at December 31, 2002. The growth was primarily reflected in increased home equity loans and lines. We believe that low interest rates accounted for the increased activity in the consumer loan portfolio in the first nine months of 2003. The continued expansion of our retail network is expected to generate additional opportunities to increase the size of the consumer loan portfolio.

Deposit liabilities

The following table provides information concerning YNB’s deposit base at September 30, 2003 and December 31, 2002.

(in thousands)	9/30/03	12/31/02	Change	% Change

Non-interest bearing demand deposits	$159,087	$126,183	$32,904	26.1%
Interest bearing demand deposits	277,382	122,015	155,367	127.3
Money market deposits	364,405	314,529	49,876	15.9
Savings deposits	89,682	82,801	6,881	8.3
Certificates of deposit of $100,000 or more	134,573	145,191	(10,618)	(7.3)
Other time deposits	447,382	481,567	(34,185)	(7.1)

Total	$1,472,511	$1,272,286	$200,225	15.7%

Deposits represent our primary funding source and support earning asset growth. Our deposit base consists of non-interest bearing demand, interest bearing demand, money markets, savings and time deposits. We continue to implement our retail strategy, which includes the planned expansion of our branch network, enhancing our brand image and upgrading our technology infrastructure with the goal of further developing the earnings power of the retail network and increasing our non-interest income. We expect to accomplish this goal by attracting lower cost transaction and other core deposit accounts and reducing our historical dependence on higher cost certificates of deposit (CDs) and borrowed funds. As part of this strategy, in September 2003, we agreed to acquire the Lawrence Township, New Jersey branch of First Savings Bank, a subsidiary of First Sentinel Bancorp. In connection with the branch acquisition, we will assume approximately $40.0 million in deposits for which we have agreed to pay a deposit premium of approximately 5.0%, and purchase the land and branch building. We expect to consummate the branch acquisition before the end of 2003. The opening of our Somerville branch in the second quarter of 2003 represented the fifth branch opened in the northern region of Hunterdon, Middlesex and Somerset Counties in New Jersey since late 2000. Recently, we filed an application with the appropriate regulatory authority to open a branch in Hillsborough Township in Somerset County. The continued expansion of the retail network is expected to contribute to achieving the goals of our retail strategy and enhance the value of our franchise.

Total deposits increased $200.2 million or 15.7% to $1.47 billion at September 30, 2003 compared to $1.27 billion at December 31, 2002. The growth in our deposit base in the first nine months of 2003 was primarily driven by the growth in interest bearing demand deposits, and to a lesser extent, money market and non-interest bearing demand deposits.

Interest bearing demand deposits increased $155.4 million or 127.3% to $277.4 million at September 30, 2003 from $122.0 million at year-end 2002. The strong growth in interest bearing demand deposits resulted primarily from the successful bidding on surrogates’ deposits from several counties in New Jersey and the introduction of a new interest bearing checking product in our northern region and Bucks County in Pennsylvania called “Simply Better Checking.” In January 2003, YNB was awarded approximately $46.0 million in new surrogates’ deposits obtained through a competitive bidding process. The average cost of these deposits is approximately 2.95%. Approximately $32.0 million of these deposits will be rebid, as part of the normal bidding process, in December 2003.

We have continued to promote new branches and markets with our relationship-oriented deposit product, “Simply Better Checking,” which is an interest bearing demand deposit account with an above market interest rate for the first six months. This product encourages customers to bring their primary relationship account to YNB. The introduction of this product was supported by advertising and targeted direct mail. In 2003, approximately 748 new accounts with $71.0 million in balances were opened. Starting in July and continuing throughout the second half of 2003, the above market interest rate on the “Simply Better Checking” accounts opened in the first half of 2003 will be reduced to a market rate of interest. The successful retention of these deposits at a lower cost is expected to continue the process of reducing our overall cost of funds and improving our net interest margin. We also experienced other core deposit growth with money market balances increasing $49.9 million or 15.9% to $364.4 million at September 30, 2003 from $314.5 million at December 31, 2002. The increase in money market balances resulted from new depositors, both business and personal, as well as existing depositors moving CD proceeds into YNB’s Premier money market accounts. Savings deposits increased $6.9 million or 8.3% to $89.7 million at September 30, 2003 from $82.8 million at December 31, 2002.

We market our CDs through our branch network and through a computer-based service provided by an independent third party, which enables us to place CDs nationally. Total CDs, which include CDs of $100,000 or more and other time deposits, decreased $44.8 million or 7.1% to $582.0 million at September 30, 2003 from $626.8 million at December 31, 2002. The decrease resulted from a $15.2 million decline in CDs obtained through the nationwide computer-based service and $29.6 million decrease in CDs obtained through our retail network. At September 30, 2003, we had approximately $81.6 million in CDs obtained through this nationwide computer-based service, compared to approximately $96.8 million at December 31, 2002. At September 30, 2003, total CDs represented 39.5% of our total deposits compared to 49.3% at year-end 2002. While CDs are expected to continue to represent an important funding source, we are continuing our efforts through our retail strategy to further increase lower cost core deposits and reduce the need for higher cost funding sources in both new and existing markets.

Non-interest bearing demand deposits increased $32.9 million or 26.1% to $159.1 million at September 30, 2003 compared to $126.2 million at December 31, 2002. The increase in demand deposits is primarily attributable to the growth in new and existing business relationships. We have seen significant growth in our “Business DDA Plus,” a checking account designed for our small business customers. We believe this product represents an opportunity to increase our non-interest bearing demand balances as our commercial relationships continue to expand.

It is our strategy to fund earning asset growth with the lowest cost core deposits. Excluding certificates of deposit, core deposits have historically not been adequate to meet loan demand and are not expected to do so in the future. If interest rates rise, we believe money market balances and “Simply Better Checking” interest bearing demand deposit accounts may shift to higher cost CDs. While such a shift may be an impediment, the goal of improving our net interest margin by attracting lower cost core deposits through our retail strategy will remain an ongoing strategic objective.

Borrowed Funds

Our primary funding strategy is to rely on attracting deposits to fund new earning asset growth, and to utilize borrowed funds as a secondary funding source for earning assets as well as for asset and liability management, and liquidity purposes. Borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances. Borrowed funds totaled $737.9 million at September 30, 2003, a decrease of $19.8 million from the $757.7 million outstanding at December 31, 2002. The decrease in borrowed funds resulted primarily from a decrease in FHLB advances. We retired two FHLB advances totaling $20.0 million in the first half of 2003. There are an additional $79.0 million in advances that mature in one year or less. Strategic liquidity objectives and funding alternatives will determine whether future advances will be retired or renewed. Within approved policy guidelines, we expect to continue to use borrowed funds as an alternative funding source or to meet desired business, asset and liability or liquidity objectives. As a result of the decreasing emphasis on our Investment Growth Strategy, we do not expect new FHLB advances to be used for that purpose in 2003.

YNB had FHLB advances outstanding of $726.0 million at September 30, 2003 compared to $746.0 million at December 31, 2002. At September 30, 2003, callable borrowings, primarily FHLB advances, totaled $609.0 million or 82.5% of total borrowed funds compared to $629.0 million or 83.0% at December 31, 2002. Callable borrowings have original terms of ten years and are callable after periods ranging from three months to five years. As of September 30, 2003, YNB had $487.0 million in callable borrowings with call dates of one year or less. We anticipate that, at current interest rate levels, there will be no borrowings called in 2003. Based on our analysis, we believe rates would have to increase at least 400 basis points before we would experience significant call activity.

Company - obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust holding solely junior Subordinated Debentures of the Company (Trust Preferred Securities)

On September 29, 2003, we completed the private sale of $10.0 million of floating rate trust preferred securities by Yardville Capital Trust V, a wholly owned subsidiary of Yardville National Bancorp. The floating rate capital securities provide for quarterly distributions at a variable annual coupon rate, which resets quarterly, based upon three month LIBOR plus 300 basis points. The issuance has a maturity date of October 8, 2033. The first optional call date is October 8, 2008 at par and any time thereafter. The net proceeds from this offering is expected to be used for general corporate purposes, including contributions to The Yardville National Bank to fund its operations and expansion. This issuance brings the total amount of trust-preferred securities outstanding at September 30, 2003 to $46.0 million. This entire amount counted as Tier I capital for regulatory capital purposes at September 30, 2003. Subject to possible accounting and regulatory changes (as discussed in Note 6 to the Financial Statements), this entire amount is expected to count as Tier I capital for regulatory purposes. As discussed below, a recent accounting interpretation and future regulatory action may require us to deconsolidate the trust preferred securities issued by Yardville Capital Trust V and other similar trust subsidiaries, and may have the effect of removing trust preferred securities from the computation of regulatory capital ratios.

Equity Capital

Stockholders’ equity at September 30, 2003 totaled $145.9 million unchanged from the $145.9 million at December 31, 2002. While stockholders’ equity remained unchanged several components did change, as discussed below:

(i)	YNB earned net income of $10.1 million less cash dividends paid of $3.6 million for the nine months ended September 30, 2003.

(ii)	The net unrealized gain on securities available for sale was $767,000 at September 30, 2003 compared to a net unrealized gain of $7.4 million at December 31, 2002. The reduction in the net unrealized gain resulted in a $6.6 million decrease in stockholders’ equity.

(iii)	Proceeds of $362,000 were received from the exercise of stock options and we recorded a $138,000 increase in stockholders’ equity associated with the fair market value adjustment related to the allocation of shares to employee accounts in the Employee Stock Ownership Plan (ESOP).

(iv)	Unallocated ESOP shares increased by $455,000, to $855,000 at September 30, 2003 from $400,000 at December 31, 2002. This reflected the acquisition of 39,515 shares from our 401(k) plan by the ESOP in May 2003, which is discussed below.

(v)	Treasury stock increased $6,000, to $3,160,000 at September 30, 2003 from $3,154,000 at December 31, 2002 reflecting the purchase of 346 shares of common stock relating to the rescission offer on our dividend reinvestment plan, which is also discussed below.

The table below presents the actual capital amounts and ratios of the Holding Company and the Bank at September 30, 2003 and December 31, 2002.

	Amount		Ratios

(amounts in thousands)	9/30/03	12/31/02	9/30/03	12/31/02

Risk-based capital:
Tier 1:
Holding Company	$191,137	$171,076	11.5%	11.8%
Bank	175,699	164,430	10.6	11.4

Total:
Holding Company	209,172	187,897	12.5	13.0
Bank	193,734	181,251	11.6	12.6

Tier 1 leverage:
Holding Company	191,137	171,076	8.2	8.2
Bank	$175,699	$164,430	7.3%	7.9%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier I leverage ratio of at least 4.0%, a Tier I risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be considered “well capitalized,” an institution must have a minimum Tier I capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier I leverage ratio of 5.0%. At September 30, 2003, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is our goal to maintain adequate capital to continue to support YNB’s asset growth and maintain its status as a well-capitalized institution.

The potential deconsolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities appears to be an unintended consequence of a recent accounting interpretation (See Note 6 to Consolidated Financial Statements). In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve also indicated that it will review the regulatory implications of any change in the accounting treatment and will provide additional guidance if necessary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. If the Company was not allowed to include the $46.0 million in trust preferred securities issued by subsidiary trusts in Tier I capital at September 30, 2003, the Company would no longer be considered “well capitalized” but would be considered “adequately capitalized.” The Yardville National Bank capital ratios would not be directly affected by this exclusion of trust preferred securities and would still be “well capitalized.” The final results of the accounting interpretation and Federal Reserve System instruction are not yet known. While these changes could have a significant impact on the calculation of the Company’s regulatory capital; we do not expect these changes to have a material effect on the Company’s results of operations or financial condition.

Our 401(k) savings plan had, since August 1998, included an option for our employees to invest a portion of their plan accounts in a fund (the “YNB Stock Fund”) that acquired shares of our common stock in the open market. In connection with the addition of the YNB Stock Fund to the plan, we inadvertently did not register with the Securities and Exchange Commission the 401(k) savings plan interests or the shares of common stock acquired by the YNB Stock Fund and may not have distributed certain information to plan participants on a timely basis as required by securities laws. After being advised of those requirements, we promptly completed the registration and distributed the required information to our plan participants. In November 2002, the Board of Directors of YNB approved the discontinuance of the YNB Stock Fund, and the sale of our common stock owned by the YNB Stock Fund to the YNB ESOP. As of May 31, 2003, there was approximately $5.9 million invested in the 401(k) savings plan. In May 2003, the ESOP purchased the entire 39,515 shares of our common stock in the YNB Stock Fund from the 401(k) savings plan for approximately $455,000. While it is still possible that we may have liability based on the requirements applicable to the 401(k) savings plan, we do not believe that any such liabilities or claims, if asserted, would have a material adverse effect on our financial condition or results of operations.

We also maintain a dividend reinvestment and stock purchase plan (the “YNB DRIP”). In 1997, in connection with adding a 3% discount to dividend reinvestments through the YNB DRIP, we inadvertently did not register with the Securities and Exchange Commission our common stock purchased through the YNB DRIP and may not have distributed certain information to plan participants as required by securities laws. After being advised of those requirements, we promptly suspended operation of the YNB DRIP. Beginning in the second quarter of 2003 and ending July 21, 2003, we made an offer to all YNB DRIP participants to rescind their purchases of common stock through the YNB DRIP since December 1, 1997. Approximately 125,993 shares of common stock, as adjusted for stock splits and stock dividends, have been acquired through the YNB DRIP since December 1, 1997, at prices ranging from $8.88 to $19.93 per share. On July 21, 2003, our rescission offer expired. YNB DRIP participants accepted our offer with respect to 346 shares. The cost of our repurchase of those shares, the interest paid to those YNB participants and the other costs related to the rescission offer were not material to our financial condition or our results of operations. On October 15, 2003, we filed a registration statement for our new Dividend Reinvestment and Stock Purchase Plan and we will begin offering reinvestment of dividends starting with our fourth quarter 2003 dividend.

Credit Quality

Our significant lending experience, collateral based approach to lending, and the effective development and management of our commercial loan relationships have resulted in low levels of nonperforming assets and net charge-offs.

The following table sets forth nonperforming assets and risk elements in YNB’s loan portfolio by type as of September 30, 2003 and December 31, 2002.

(in thousands)	09/30/03	12/31/02

Nonaccrual loans:
Commercial real estate	$3,213	$2,395
Residential	793	1,526
Commercial and industrial	5,694	1,143
Consumer	37	55

Total	9,737	5,119

Restructured loans	—	711

Loans 90 days or more past due:
Residential	304	323
Consumer	84	121

Total	388	444

Total nonperforming loans	10,125	6,274

Other real estate	917	1,048

Total nonperforming assets	$11,042	$7,322

Allowance for loan losses to total loans	1.30%	1.41%
Allowance for loan losses to nonperforming loans	178.12%	268.11%

Nonperforming assets, which consist of nonperforming loans and other real estate, (ORE) totaled $11.0 million at September 30, 2003, a $3.7 million or 50.8% increase from the $7.3 million level at December 31, 2002. Nonperforming assets increased primarily due to an increase in nonaccrual commercial and industrial loans. Total nonperforming assets as a percentage of total assets were 0.46% at September 30, 2003 compared to 0.33% at December 31, 2002.

At September 30, 2003, nonperforming loans, which are nonaccrual loans, loans 90 days or more past due and restructured loans, totaled $10.1 million; a $3.8 million or 61.4% increase from $6.3 million at December 31, 2002. The increase in nonperforming loans was due to a $4.6 million increase in nonaccural loans partially offset by a reduction in restructured loans and loans 90 days or more past due. The increase in nonaccrual loans was primarily due to a $4.6 million increase in nonaccrual commercial and industrial loans resulting from a $4.2 million loan from one borrower going into nonaccural status in the third quarter of 2003. This borrower has a total loan relationship with YNB of $10.2 million. At the end of October 2003, this borrower advised us that it had determined to cease operations. Based upon this information and our ongoing dialogue with the borrower, we placed the remaining $6.0 million of this relationship on nonaccrual in late October. We do not anticipate recovery of the entire $10.2 million but we cannot estimate the amount of loss at this time. We do expect to incur the loss before the end of 2003. Based on this information, we anticipate that the fourth quarter of 2003 provision for loan losses will be higher when compared to the prior quarters of 2003.

ORE totaled $917,000 at September 30, 2003 a decrease of $131,000 from the $1.0 million reported at December 31, 2002. The decrease in ORE resulted primarily from the sale of a portion of one of our ORE properties. ORE is reported at the lower of cost or fair value at the time of acquisition, and at the lower of cost or fair value, less estimated costs to sell thereafter.

We believe that our historically low level of nonperforming assets in relation to our loan portfolio is reflective of our credit culture, which includes strict underwriting standards, active loan review, strong credit policies and a close working relationship with our larger loan customers. Our objective is to maintain a high credit quality loan portfolio regardless of the economic climate. From time to time, a large credit relationship, like the one discussed above, can negatively impact the trend in nonperforming loans. We believe that the deterioration in this one borrower does not reflect a trend in the overall credit quality of our loan portfolio. The relative strength of the economy, however, among other factors could cause nonperforming asset levels to increase from their current or historical levels, which would have a negative impact on our earnings.

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

Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. The reserve percentage assigned to each risk-rating category is determined quarterly from historical loan loss rates based on an eight quarter rolling trend using migration analysis. Commercial risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as either “minimal, modest, better than average, average and acceptable.” Loans with acceptable risk were reserved at a range of 0.68% to 0.70% at September 30, 2003. Risk ratings of between 6 and 9 are considered higher than acceptable risk and correspond to loans rated as “special mention, substandard, doubtful and loss.” Due to the higher level of risk, these loans were reserved at a range of 3.75% to 100% at September 30, 2003. Loans with a risk rating of 9 are considered to be a loss and reserved at 100%. At September 30, 2003, there were no 9 rated loans.

Residential mortgage loans are assigned an individual risk reserve percentage of 0.05% due to the strong secured nature of these loans and the historically low level of losses experienced with this loan type. Multi-family residential loans are included in commercial real estate loans for reserve analysis purposes.

Consumer loans include home equity loans, installment loans and all other loans. Home equity loans are assigned reserve percentages of 0.01% for the lowest risk to 0.16% for the highest risk. This range is reflective of the strict underwriting standards and the low level of losses experienced with these loans. All other secured consumer loans, primarily automobile loans, are reserved at a range of 0.63% to 3.7%. The higher reserve percentages assigned to these loans reflect the greater risk and higher historical losses experienced. Unsecured consumer loans are reserved at a range of 7.7% to 8.1%. This portfolio was less than $1.0 million at September 30, 2003. The higher reserve limit reflects the unsecured nature of these loans as well as the higher level of losses experienced.

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

We provide for possible loan losses by a charge to current operations to maintain the allowance for loan losses at an adequate level according to our documented allowance adequacy methodology. The allowance for loan losses totaled $18.0 million at September 30, 2003, an increase of $1.2 million from the $16.8 million at year-end 2002. The provision for loan losses for the first nine months of 2003 was $3.2 million compared to $2.9 million for the same period of 2002. Gross charge offs were $2.1 million for the first nine months of 2003 compared to $368,000 for the same period in 2002. Gross recoveries were $96,000 for the first nine months of 2003 compared to $66,000 for the same period in 2002. Annualized net charge offs as a percentage of average loans were 0.21% for the first nine months of 2003 compared to 0.10% for the year ended December 31, 2002. The increased size of the reserve resulted primarily from three factors. First, the growth in our loan portfolio in 2003 required a higher reserve. Second, the provision for loan losses, for the first nine months of 2003, exceeded net charge offs over the same period. Third, total nonperforming loans increased from the year-end 2002 level contributing to a higher reserve.

We maintain the allowance for loan losses at a level determined in accordance with the above-described process. The change in the allowance reflected the extensive analysis previously discussed. It is our assessment based on our judgment and analysis, that the allowance for loan losses was appropriate in relation to the credit risk at September 30, 2003. One measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total loans. This ratio was 1.30% at September 30, 2003 compared to 1.41% at December 31, 2002. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. This ratio was 178.12% at September 30, 2003 compared to 268.11% at December 31, 2002.

Extending credit to businesses and consumers exposes us to credit risk. We manage credit risk in the loan portfolio through adherence to strict underwriting standards, guidelines and limitations. Various approval levels, based on the amount of the loan and other credit considerations, have also been established. We recognize that despite our best efforts to minimize risk, losses will occur. In times of economic slowdown, either within our markets or nationally, the risk inherent in our loan portfolio will increase. The timing and amount of loan losses that may occur is dependent upon several factors, most notably the specific financial condition of our borrowers, and current and general, regional and local economic conditions. Although we use the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term changes.

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

	As of September 30, 2003			As of December 31, 2002

		Percent	Percent of		Percent	Percent of
	Reserve	of	loans to	Reserve	of	loans to
(in thousands)	Amount	Allowance	Total loans	Amount	Allowance	Total loans

Commercial real estate	$8,130	45.1%	51.2%	$8,189	48.7%	50.8%
Residential	724	4.0	12.2	1,063	6.3	12.6
Commercial and industrial	8,422	46.7	28.5	6,886	40.9	28.3
Consumer	759	4.2	8.1	683	4.1	8.3

Total	$18,035	100.0%	100.0%	$16,821	100.0%	100.0%

Results of Operations

Net Income

YNB reported net income of $10.1 million for the nine months ended September 30, 2003, a decrease of $611,000 or 5.7% compared to $10.7 million for the same period in 2002. The decrease in net income for the first nine months of 2003 compared to the same period in 2002 was primarily attributable to an increase in non-interest expenses and a decrease in net securities gains, partially offset by higher net interest income. Diluted earnings per share for the nine months ended September 30, 2003 decreased 26.9% to $0.95 compared to $1.30 for the same period in 2002. The decrease in earnings per share reflects the higher average shares outstanding from the public stock offering completed in December 2002 and the lower net income earned in the first nine months of 2003 compared to the same period in 2002. YNB sold 2.3 million common shares and raised $34.3 million in net new equity capital from the December 2002 stock offering.

On a quarterly basis, net income for the third quarter of 2003 was $3.2 million, which represents a decrease of $532,000 or 14.4% compared to $3.7 million earned in the same period a year ago. The primary reason for the decrease in net income was an increase in non-interest expenses, partially offset by higher net interest income. Diluted earnings per share decreased $0.14 or 31.8% to $0.30 for the third quarter of 2003 compared to $0.44 for the same period in 2002. The decrease in earnings per share was due to the increase in average shares resulting from the public stock offering in 2002 and the lower net income reported for the third quarter of 2003, compared to the same period in 2002.

Net Interest Income

Net interest income is the largest and most significant component of our operating income. YNB’s net interest income for the first nine months of 2003 was $38.4 million, an increase of $4.0 million or 11.7% from the same period in 2002. The most significant factors relating to the improvement were an increase in interest and fees on loans and a reduction in interest expense on interest bearing balances and interest income on securities available for sale.

We are continuing our efforts to improve our net interest margin in 2003. The net interest margin is calculated as net interest income divided by average interest earning assets. For the first nine months of 2003 the net interest margin was 2.29%, a 1 basis point decrease compared to 2.30% for the same period in 2002. Earning asset yields declined more than the cost of interest bearing liabilities, which resulted in the slightly lower net interest margin in the first nine months of 2003 compared to the same time period in 2002. The decline or lack of improvement in the net interest margin in the first nine months of 2003 was principally due to the significant decrease in the yield of the investment portfolio. We have implemented several strategies designed to increase net interest income and the net interest margin in 2003. These include increasing the duration of the investment portfolio to stabilize or improve the yield, the early redemption of $11.5 million of 9.25% trust preferred securities on March 31, 2003 and the lowering of deposit rates. We have continued to utilize interest rate floors on floating rate commercial loans to protect income streams in a falling rate environment. We believe the successful implementation of our retail strategy will result in a lower overall cost of funds over time, which should improve our net interest margin.

On a quarterly basis, net interest income was $13.2 million, an increase of $1.1 million or 9.0% when compared to the third quarter of 2002. The net interest margin for the three months ended September 30, 2003 was 2.31%, a 2 basis point decrease compared to 2.33% for the same period in 2002, but unchanged when compared to the second quarter of 2003. The decrease in the margin when compared to the same period of 2002 was due to a 67 basis point drop in the yield on earning assets to 5.26% for the third quarter of 2003 compared to 5.93% for the same period in 2002. The key factor for the decrease in the yield on earning assets relates to the continued pressure on the investment portfolio with the yield declining 124 basis points to 3.70% for the third quarter 2003 compared to 4.94% for the same period in 2002. Over the same time period, the cost of interest bearing liabilities decreased by 66 basis points to 3.27% compared to 3.93% for the same period in 2002.

Interest Income

For the first nine months of 2003, total interest income was $89.9 million, an increase of $289,000 when compared to interest income of $89.6 million for the same period in 2002. Higher interest income was primarily due to an increased volume of average loans outstanding for the first nine months of 2003 compared to the same period in 2002, partially offset by a lower yield on investments, and to a lesser extent, loans. The yield on earning assets for the first nine months of 2003 was 5.36% a 65 basis point decline from the 6.01% for the same period in 2002.

Interest and fees on loans for the nine months ended September 30, 2003 increased $7.7 million or 13.9% to $62.9 million from $55.2 million for the same period in 2002. The increase in loan interest income resulted from an increase of $229.6 million or 21.7% in average loans partially offset by the yield on loans decreasing 45 basis points to 6.52% for the nine months ended September 30, 2003 from 6.97% for the same period in 2002. The lower loan yield reflected the impact of the reduction of short-term interest rates in 2002, the lower interest rate environment in 2003, which affected longer-term interest rates, and increased competition for loans.

Interest on securities declined $6.9 million or 20.9% to $26.5 million for the nine months ended September 30, 2003 compared to $33.4 million for the same period in 2002. Average securities for the nine months ended September 30, 2003 increased $31.8 million or 3.7% to $883.8 million when compared to the $852.0 million for the same period in 2002. Over the same period, the yield on the securities portfolio decreased 124 basis points to 3.99% from 5.23%. The decline in interest income resulted from the overall lower yield on securities, and was partially offset by the higher average balance of securities. The lower yield on securities was due to a combination of factors. Higher than projected prepayment speeds on premium purchased mortgage-backed securities, including CMOs, and the resultant higher premium amortization writedown led to significantly lower yields on these securities. The reinvestment of principal cash flows in a lower interest rate environment resulted in lower yields on newly purchased securities. In the third quarter, we continued our strategy of purchasing mortgage-backed securities at close to par. These purchases combined with reduced principal balances remaining on premium purchased mortgage-backed securities should reduce the negative yield fluctuations experienced in the second and third quarters of 2003. The recent announcement by the Federal Home Loan Bank of New York (FHLB) that it would eliminate its fourth quarter dividend will affect the improvement in the yield on the investment portfolio in the fourth quarter of 2003. At September 30, 2003, we owned approximately $36.0 million in FHLB stock. Our third quarter dividend income received from the FHLB was approximately $460,000.

For the third quarter of 2003, total interest income was $30.1 million, a decrease of $714,000 or 2.3% when compared to the $30.8 million for the third quarter of 2002. The decrease in interest income was primarily due to a decrease in interest income earned on securities. The lower yield on the investment portfolio was due to the same reasons as discussed above. The higher interest income reported on loans was due to a higher average balance on loan assets partially offset by a lower yield earned.

Interest Expense

Total interest expense decreased $3.7 million or 6.7% to $51.5 million for the first nine months of 2003, compared to $55.2 million for the same period in 2002. The decrease in interest expense for the comparable time periods resulted primarily from lower rates paid on all interest bearing deposits and, to a lesser extent, on borrowed funds, partially offset by higher overall average balances on total interest bearing liabilities. Average interest bearing liabilities were $2.02 billion for the nine months ended September 30, 2003 reflecting an increase of $191.7 million or 10.5% when compared to the average balance of $1.83 billion for the same period in 2002. The average rate paid on interest bearing liabilities for the nine months ended September 30, 2003 decreased 63 basis points to 3.40% from 4.03% for the same period of 2002.

Interest expense on deposit accounts decreased $3.4 million or 13.3% to $22.5 million for the first nine months of 2003 compared to $25.9 million for the same period in 2002. The decline in interest expense on deposits resulted primarily from a $3.2 million decrease in the interest expense on time deposits which includes certificates of deposits of $100,000 or more, to $14.2 million for the first nine months of 2003 compared to $17.4 million for the same period in 2002. Interest expense on savings, money markets and interest bearing demand deposits decreased $241,000 to $8.2 million for the first nine months of 2003 compared to $8.5 million for the same period in 2002. The decrease in the expense on these deposits was partially offset by the growth in the average balances. For the first nine months of 2003, the average balance of savings, money markets and interest bearing checking deposits increased $180.8 million or 39.6% to $637.4 million compared to $456.6 million for the same period in 2002. The growth in these core deposit accounts reflected our increased focus on expanding our core deposit base as part of our retail strategy, the successful acquisition of surrogates’ deposits through a competitive bidding process, the positive reception of our new “Simply Better Checking” account in our new markets and the continued growth in money market accounts.

The total cost of interest bearing deposits was 2.42% for the first nine months of 2003 and reflects an 82 basis point decrease when compared to the 3.24% cost for the same period in 2002. The key factor in the decrease in the cost of interest bearing deposits was a much lower interest rate environment, which when combined with a change in the mix of average deposits, resulted in a significant decline in interest expense. Lower cost average savings, money markets and demand deposits for the first nine months of 2003 represented 51.5% of the total average interest bearing deposits compared to 42.8% of total average interest bearing deposits for the same period in 2002. These deposits had a cost of 1.72% in the first nine months of 2003 compared to 2.48% for the same period in 2002. A second factor accounting for the decrease was the decline in the cost of time deposits. For the first nine months of 2003, the cost of certificates of deposit of $100,000 or more decreased 60 basis points to 2.96% compared to 3.56% for the same period in 2002. The cost of other time deposits decreased 66 basis points to 3.22% for the first nine months of 2003 compared to 3.88% for the same period in 2002. We believe that if interest rates decline or remain at third quarter levels, the cost of our time deposits will continue to decline as above market rate CDs reprice to market rates at maturity.

Interest expense on borrowed funds decreased $195,000 or 0.7% to $26.9 million for the first nine months of 2003 compared to $27.1 million for the same period in 2002. The decreased interest expense was the result of a decline in the average rate paid on borrowed funds which decreased 15 basis points for the nine months ended September 30, 2003 to 4.81% from 4.96% for the same period last year, partially offset by a $17.0 million, or 2.3%, increase in the average balance outstanding in the first nine months of 2003 to $744.7 million when compared to $727.6 million for the same period in 2002. As part of our strategy to improve our net interest margin, we paid off $20.0 million in FHLB advances at their maturity dates in the first nine months of 2003. We will continue to evaluate the role of FHLB advances and other borrowed funds in funding our earning asset growth. Our preference is to fund earning asset growth with lower cost core deposits. To the extent that we are successful in attracting these deposits, borrowed funds are expected to gradually become a less important funding source.

The overall cost of trust preferred securities decreased to 8.09% for the first nine months of 2003 compared to 9.54% for the same period in 2002. In February 2003, we issued $15.0 million in floating rate trust preferred securities at an interest rate of three month LIBOR plus 340 basis points for an initial rate of 4.74%. In addition, on March 31, 2003, we retired $11.5 million of fixed rate trust preferred securities with a cost of 9.25%. This transaction generated substantial savings in interest expense in 2003 beginning in the second quarter. In September 2003, we issued $10.0 million in floating rate trust preferred securities at a rate of three month LIBOR plus 300 basis points. This transaction should lower the overall cost of our trust preferred securities in the fourth quarter and 2004 based on current interest rates.

For the third quarter of 2003, total interest expense decreased $1.8 million or 9.7% to $16.9 million when compared to the $18.7 million for the same period in 2002. The overall cost of interest bearing liabilities decreased 66 basis points to 3.27% for the third quarter of 2003 compared to 3.93% for the same period in 2002. The reasons for this decrease in interest expense are the same as discussed for the nine month period above.

We continue to implement our retail strategy with the goal of attracting lower cost core deposits. This should allow us over time to reduce our historical dependency on higher cost CDs and borrowed funds and allow us to lower our overall cost of funds and improve our net interest margin. To the extent that core deposit growth is not adequate to fund earning asset growth, we would expect to use both CDs and borrowed funds to meet our funding and liquidity needs.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2003 was $3.2 million, an increase of $300,000 from the $2.9 million for the same period in 2002. The comparable period loan growth, an increase in nonperforming loans, and a higher level of net charge offs were the driving factors in the higher provision for loan losses. Due to the projected increase in nonperforming loans in the fourth quarter of 2003 (see discussion, above, under the heading “Credit Quality”), we expect a higher provision for loan losses in the fourth quarter when compared to the prior quarters of 2003.

Average loan growth of $229.6 million for the nine months ended September 30, 2003 accounted, in part, for the increase in the provision for loan losses for the comparative periods. An increase in net charge offs to $2.0 million from the $302,000 in the prior year and an increase in nonperforming loans of $3.5 million also contributed to the higher provision for loan losses. Under the heading of “Allowance for Loan Losses”, discussed previously in this report, is a more detailed discussion on our allowance for loan loss methodology.

For the three months ended September 30, 2003, the provision for loan losses was $1.4 million a $75,000 increase from the $1.3 million in provision for the same period in 2002. The primary causes for the increased provision were the same as for the nine month period discussed above.

Non-interest Income

Non-interest income consists of service charges on deposit accounts, net securities gains, income on bank owned life insurance and other non-interest income. Total non-interest income for the first nine months of 2003 was $6.2 million, a decrease of $218,000 or 3.4% compared to non-interest income of $6.4 million for the same period in 2002. The decrease was primarily due to a $1.3 million decrease in net securities gains in 2003, when compared to the same period in 2002, partially offset by higher other non-interest income, which included a $429,000 gain on the sale of our former operations building, and to a lesser extent, increased income on bank owned life insurance.

Service charges on deposit accounts increased $70,000 or 4.3% to $1.7 million for the nine months ended September 30, 2003. Service charge income has increased in the first nine months of 2003 from growth in transaction accounts. We expect to continue to conduct targeted marketing campaigns in the second half of 2003 designed to attract lower cost or interest free demand deposit accounts with the goal of lowering our cost of funds and generating additional service charge or fee income.

Net gains on the sale of securities totaled $1.3 million in the first nine months of 2003 compared to $2.5 million in net gains on the sale of securities for the same period in 2002. We have continued to reposition securities in 2003 to achieve asset and liability objectives, which include enhancing future interest income. The higher level of net securities gains realized in the first nine months of 2002 compared to the same period in 2003 resulted from the sale of longer term securities sold in the first nine months of 2002 to achieve the asset and liability objective of reducing longer-term interest rate risk in a rising rate environment.

Income on bank owned life insurance (BOLI) was $1.6 million for the first nine months of 2003 compared to $1.3 million for the same period in 2002. The increase in income on BOLI was due to the higher average balance of BOLI assets and the exchange of lower yielding floating rate BOLI assets into higher yielding fixed rate assets. The income earned on these assets is used to offset the benefit costs of deferred compensation programs. Income on BOLI also reduces our overall effective income tax rate. Our BOLI assets are single premium policies. After the initial purchase, there are no additional premiums to be paid on those policies.

Other non-interest income increased $676,000 to $1.7 million for the nine months ended September 30, 2003 from $1.0 million for the same period in 2002. The largest factor accounting for this increase was the sale of our former operations building, which resulted in a $429,000 gain. Other non-interest income includes a variety of fee-based services, which have increased as we have expanded our retail network and increased our customer base. These include Second Check fees®, automated teller machine fees charged to non-customers, safe deposit box rental income and other non-banking service fees.

For the three months ended September 30, 2003, total non-interest income decreased $108,000 or 4.9% to $2.1 million from $2.2 million for the three months ended September 30, 2002. The primary factor accounting for the decrease was a decline of $322,000 in net securities gains.

Non-interest Expense

The implementation of our retail strategy, higher professional fees and the ongoing growth of YNB are the principal reasons for the increased non-interest expense in the first nine months of 2003. Non-interest expense totaled $27.5 million in the first nine months of 2003, an increase of $4.5 million or 19.5% compared to the $23.0 million for the same period in 2002.

Non-interest expenses consist of salaries and employee benefits, occupancy, equipment and all other operating expenses we incur. The largest increase in non-interest expense for the first nine months of 2003 compared to the same period of 2002 was in salaries and employee benefit expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.58% for the first nine months of 2003 compared to 1.49% for the same period of 2002. Our efficiency ratio for the first nine months of 2003 was 61.59% compared to 56.36% for the same period in 2002. The efficiency ratio is computed by dividing total operating expenses by the sum of net interest income and other non-interest income. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income while a decrease would indicate a more efficient allocation of resources. The increase in the efficiency ratio was primarily due to higher non-interest expense resulting from the ongoing implementation of our retail strategy and the investment in staff and infrastructure to support our growth, even though there was a higher level of net interest income. Improvements to the efficiency ratio will depend on increases in net interest income, the level of non-interest income and controlled growth in non-interest expenses.

Salaries and employee benefits increased $2.7 million or 20.6% to $15.8 million for the first nine months of 2003 compared to $13.1 million for the same period in 2002. Full time equivalent employees increased to 351 at September 30, 2003 compared to 313 at September 30, 2002. Salary expense increased $2.3 million and accounted for 83.6% of the increase in salary and employee benefit expense. The increase reflects several factors. The ongoing development of our Northern Region resulted in the hiring of additional retail, lending and support staff. In addition, we hired additional administrative and risk management personnel and we provided annual merit raises to existing staff. Benefit expense increased $442,000 or 13.6% primarily due to higher costs associated with the increased number of employees as well as increased costs associated with medical insurance premiums and our ESOP.

Occupancy expense for the first nine months of 2003 was $2.9 million, an increase of $362,000 or 14.1% compared to $2.6 million for the same period in 2002. The increase in occupancy expense was due to the additional costs, including rent expense, associated with the operation of our branch network. In the second quarter of 2002, we opened two new branches in Hunterdon County, New Jersey, one of which is located in our northern regional headquarters. In November 2002, we opened our first branch in Middlesex County, New Jersey. The full impact of those expenses is reflected in the 2003 results. In May 2003, we opened our first branch office in Somerset County, New Jersey. We continue to explore other branch locations in our markets and expect occupancy expense to increase as our branch network expands.

Equipment expense increased $413,000 or 23.8% to $2.1 million for the first nine months of 2003 from $1.7 million for the same period in 2002. The increase in equipment expense reflected our continuing efforts to maintain and upgrade technology and systems in order to provide quality products and services.

Other non-interest expenses increased $994,000 or 17.9% to $6.6 million for the first nine months of 2003 compared to $5.6 million for the same period in 2002. Our other non-interest expenses are reflective of an expanding institution. For example, expenses such as communication and postage, and stationery and supplies have grown as the number of facilities and phone lines have increased. In addition, all other non-interest expenses reflected increases due to the continuing costs associated with originating new loan and deposit relationships. Compliance with new regulations and our growth has also increased our costs related to audit fees, legal fees and insurance costs.

As part of our 2004 financial planning process, we are reviewing strategies to limit the growth of salaries and employee benefits expense. Staffing levels will be analyzed throughout the organization designed to limit the growth in these expenses which we have experienced over the last several years. We recognize there will be additional salaries and employee benefits, occupancy and equipment expenses associated with the continued opening of new branches as part of our retail strategy.

For the three months ended September 30, 2003, total non-interest expense increased $1.7 million or 22.7% to $9.6 million from $7.9 million for the same period in 2002. The primary factor for this increase was a $1.1 million or 23.2% increase in salaries and employee benefits expense to $5.6 million for the three months ended September 30, 2003 compared to the $4.5 million for the same period in 2002. The increase in salaries and employee benefit expense accounted for 58.8% of the total increase in non-interest expense when compared to the third quarter of 2002. Occupancy, equipment and other non-interest expense also increased for the reasons previously discussed.

Income Tax Expense

The effective income tax rate for the nine months ended September 30, 2003 was 27.3% compared to 27.9% for the same period in 2002. Total income tax expense for the nine months ended September 30, 2003 was $3.8 million, a decrease of $363,000 from the $4.2 million for the same period in 2002. The decline in tax expense reflected our lower pre-tax income.

The effective income tax rate for the three months ended September 30, 2003 was 26.3% compared to 28.5% for the same period in 2002. Total income tax expense for the three months ended September 30, 2003 was $ 1.1 million, a decrease of $344,000 from the $1.5 million reported for the same period in 2002. The decrease in tax expense was due to lower pre-tax income and the lower effective income tax rate. The lower effective income tax rate resulted from increased tax-free income in 2003 when compared to the same period in 2002.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in YNB’s market risk from December 31, 2002, except as discussed below. For information regarding YNB’s market risk, please refer to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

In 2002, we followed a strategy of positioning YNB for the possibility of rising interest rates. This primarily involved shortening the duration of the investment portfolio, and borrowing callable advances with long lockout periods. While these actions have limited the improvement in YNB’s net interest margin, they have improved our overall interest rate risk position. After a review of our asset and liability simulation results in the first quarter of 2003, we modified our strategy. While we believe that interest rates will move higher in the future, there is a possibility that interest rates could continue to move lower or stay at these levels for an extended period of time. To adequately balance our interest rate risk position, we have continued to institute interest rate floors on floating rate commercial, construction and commercial real estate loans in 2003. At September 30, 2003, approximately $489.9 million of these loans have in-the-money floors. This action is expected to mitigate the impact to net interest income should rates decline further from their September 30, 2003 levels. We also began to extend the duration of the investment portfolio. This action should improve net interest income in a stable or falling rate environment, but does increase longer-term interest rate risk in the event that rates rise.

We manage interest rate risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models, and gap analysis. At September 30, 2003, the cumulative one-year gap was a negative $240.5 million or 10.0% of total assets compared to a positive $152.1 million or 6.8% of total assets at December 31, 2002. The change in our gap position from December 31, 2002 resulted primarily from an increase in loans and investments with repricing or maturity dates beyond one year.

Simulation analysis involves dynamically modeling YNB’s interest income and interest expense over a specified time period under various interest rate scenarios and balance sheet structures. We use simulation analysis primarily to measure the sensitivity of net interest income over 12 and 24-month time horizons. In YNB’s base case sensitivity scenario, the model estimates the variance in net interest income with a change in interest rates of plus and minus 200 basis points over a 12-month period. Management utilized a minus 75 basis points scenario due to the low interest rate environment that existed at September 30, 2003. The plus and minus base case scenario is compared with a management policy limit of - 7% change in net interest income in the first year and - 14% in year two. The following table sets forth the expected change in net interest income from the base case given the below listed change in interest rates.

Changes in market
interest rates (in	Percentage Change in Net Interest Income
basis points)	Next 12 months	Next 24 months

+200	3.4%	1.3%
Flat	—	—
-75	-0.1%	-2.4%

These results reflect a more balanced interest rate risk exposure at September 30, 2003 than existed at December 31, 2002. While the +200 rate scenario is still positive, it has decreased from year-end 2002. Results of our simulation analysis suggest that the -75 risk has been reduced and the downside risk that existed at year-end 2002 has been mitigated.

We measure longer-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting future cash flows from our current assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists our percentage change in EVE in a plus or minus 200 basis point rate shocks at September 30, 2003 and December 31, 2002. Due to the low level of interest rates at both dates, not all interest rates could be shocked down 200 basis points.

Changes in interest rate in	Percentage Change in EVE
basis points (Rate Shock)	9/30/03	12/31/02

+200	-28%	-11%
-200	-2%	-18%

The actions we have taken to better balance our shorter-term interest rate risk in a rising or declining interest rate environment have also changed the longer-term interest rate risk position as measured by EVE. At September 30, 2003, our longer-term exposure to rising rates, as measured by the percentage change in EVE, has increased from the exposure at December 31, 2002 but remains within policy guidelines. At the same time, with rates near historic lows, the risk to lower rates as a percentage of EVE has been reduced by the actions described previously.

Certain shortcomings are inherent in the methodology used in the previously discussed interest rate risk measurements. Modeling changes in simulation and EVE analysis requires the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Accordingly, although the simulation and EVE models provide an indication of YNB’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on YNB’s net interest income and may differ from actual results.

We believe, based on our simulation results, that as of September 30, 2003, YNB is positioned to limit fluctuation to net interest income from either a significant rise or fall in interest rates. We believe that the more likely scenario includes a gradual changes in interest rate levels. We continue to monitor our gap position and rate shock analyses to detect changes to our exposure to fluctuating interest rates. We have the ability, to a certain extent, to shorten or lengthen maturities on assets, sell securities, enter into derivative financial instruments, or seek funding sources with different repricing characteristics in order to change our asset and liability structure for the purpose of mitigating the effect of short-term and longer-term interest rate risk.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure of Controls and Procedures. The Company’s management with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company’s management including such officers, concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company, which is required to be included in its periodic filings with the Securities and Exchange Commission.

(b)	Changes in Internal Controls Over Financial Reporting. The evaluation referred to in paragraph (a) of this Item did not identify any change in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

At September 30, 2003, there were no known material legal proceedings pending against YNB, its subsidiaries or its property.

Item 2: Changes in Securities and Use of Proceeds

On September 29, 2003, Yardville Capital Trust V (Trust V), a statutory business trust, and a wholly owned subsidiary of Yardville National Bancorp, issued $10.0 million of floating rate Trust Preferred Securities in a private placement transaction (in reliance upon Section 4(2) of the Securities Act of 1933, as amended) and $310,000 of floating rate Common Securities to Yardville National Bancorp. The floating rate is based on three month LIBOR plus 300 basis points. Proceeds from the issuance of the Trust Preferred Securities were immediately used by Trust V to purchase $10.3 million of floating rate Subordinated Debentures maturing October 8, 2033 from Yardville National Bancorp. In connection with the sale of the Trust Preferred Securities, Yardville National Bancorp paid commissions of $240,000. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Company-obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust holding Solely junior Subordinated Debentures of the Company (Trust Preferred Securities).” The net proceeds from this offering will be used for general corporate purposes including contributions to the Yardville National Bank to fund its operations and expansion.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5: Other Information

Not Applicable.

Item 6: Exhibits and Reports on Form 8-K

(a)  Exhibits.

10.1	Employment agreement between Registrant and Nina D. Melker.

10.2	Employment agreement between Registrant and Thomas L. Nash.

10.3	Employment agreement between Registrant and Brian K. Gray.

10.4	Lease agreement between the Registrant and Christopher S. Vernon, Eileen Vernon and Mark Corcoran.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President and Treasurer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

Our Current Report on Form 8-K, dated July 24, 2003, for the announcement of our earnings for the second quarter ended June 30, 2003.

Our Current Report of Form 8-K, dated September 12, 2003, for the announcement of our agreement to acquire the Lawrence Township, New Jersey branch of First Savings Bank.

Our Current Report on Form 8-K, dated September 30, 2003. for the announcement of the sale of $10.0 million liquidation amount of floating rate trust preferred securities by Yardville Capital Trust V.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YARDVILLE NATIONAL BANCORP
(Registrant)

Date: November 14, 2003	By: Stephen F. Carman

Stephen F. Carman
Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Employment agreement between Registrant and Nina D. Melker.

10.2	Employment agreement between Registrant and Thomas L. Nash.

10.3	Employment agreement between Registrant and Brian K. Gray.

10.4	Lease agreement between the Registrant and Christopher S. Vernon, Eileen Vernon and Mark Corcoran.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President and Treasurer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.