Form 10-K
period 2003-12-31
YARDVILLE NATIONAL BANCORP
filed 2004-03-15
CIK 787849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2003.

OR

☐ Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period
from                     to                    .

Commission File No.: 0-26086

Yardville National Bancorp

(Exact name of registrant as specified in its charter)

New Jersey	22-2670267

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2465 Kuser Road, Hamilton, New Jersey	08690

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 585-5100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting Common Stock held by non-affiliates (computed by using the closing sales price on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2003)) was $158,600,208. An aggregate of 10,450,938 shares of Common Shares were outstanding as of March 8, 2004.

Documents Incorporated By Reference

Portions of the definitive proxy statement for the Annual Meeting of Stockholders of Yardville National Bancorp to be held June 3, 2004 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

ii

PART I

Item 1. Business

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking. These may include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause actual results to differ materially from management’s current expectations include, among other things:

•	the results of our efforts to implement our retail strategy;
•	adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses;
•	interest rate fluctuations and other economic conditions;
•	continued levels of our loan quality and origination volume;
•	our ability to attract core deposits;
•	continued relationships with major customers;
•	competition in product offerings and product pricing;
•	adverse changes in the economy that could increase credit-related losses and expenses;
•	adverse changes in the market price of our common stock;
•	compliance with laws, regulatory requirements and Nasdaq standards;
•	other factors, including those matters discussed in additional detail under the heading “Risk Factors;” and
•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

General

Yardville National Bancorp, referred to as “we” or the “Company,” is a registered financial holding company headquartered in Mercer County, New Jersey with total assets of $2.43 billion, total deposits of $1.48 billion and total stockholders’ equity of $143.6 million at December 31, 2003. We conduct a general commercial and retail banking business through our principal operating subsidiary, The Yardville National Bank, referred to as the “Bank,” which commenced operations as a commercial bank in 1925. We provide a broad range of lending, deposit and other financial products and services with an emphasis on commercial real estate and commercial and industrial lending to small to mid-sized businesses and individuals. Our existing and target markets are located in the corridor between New York City and Philadelphia. We currently operate 22 full-service branches, including 14 branches in our primary market of Mercer County. Over the past several years, as part of our retail strategy, we have expanded into the demographically attractive markets of Hunterdon, Somerset and Middlesex Counties in New Jersey and completed the first branch acquisition in our history in Mercer County in 2003.

Due to continued consolidation among financial institutions, we have grown our asset base both in our existing markets and by expanding into contiguous markets, and we see opportunities for continued growth. We believe these markets have customers with banking needs that can no longer be adequately served by smaller local institutions but who still desire the personalized service that larger institutions typically do not offer. We believe that the key differentiating factors between us and our larger competitors are our philosophy of relationship banking and our in-market expertise, while our ability to enter into larger loan relationships enables us to effectively compete against smaller institutions.

Our goals are to further develop the earnings power and increase the value of our franchise. In order to achieve these goals, we need to continue to reduce our cost of funds and increase our non-interest income by attracting lower cost transaction and other core deposit accounts. Specifically in 2004, we plan to continue to execute our retail strategy by expanding our branch network, enhancing our brand image and upgrading our technology infrastructure.

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed by the Company with the Securities and Exchange Commission (referred to as the “SEC”) are available, without charge, under “Investor Relations” on the Company’s Internet web site, “http://www.ynb.com,” as soon as reasonably practicable after such materials are filed with the SEC. The Company’s Internet web site and the information contained in or connected with that web site are not intended to be incorporated by reference into this report.

Our principal and executive offices are located at 2465 Kuser Road, Hamilton, New Jersey 08690. Our telephone number is (609) 585-5100.

Subsidiaries

The Company directly owns the Bank and five additional subsidiaries, Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, Yardville Capital Trust IV and Yardville Capital Trust V. The Company is also the indirect owner, through the Bank, of eight subsidiaries, which provide insurance and financial services, and own a portion of the real estate and securities utilized by the Bank. The assets, liabilities and results of operations of the Bank and its subsidiaries are consolidated with the Company for financial reporting purposes. The trusts are not consolidated subsidiaries. See Note 8 of the Notes to Consolidated Financial Statements.

Competition

The Bank’s primary market area in Central New Jersey is highly competitive for financial services and the Bank faces significant competition both in making loans and in attracting deposits. The Bank is subject to competition in all aspects of its business from other financial institutions such as commercial banks, savings banks, savings and loan associations, credit unions, insurance companies and finance and mortgage companies. Within the direct market area of the Bank, there are a significant number of offices of competing financial institutions. The Bank competes in its market area with a number of larger commercial banks which have substantially greater resources, higher lending limits and larger branch systems, and which provide a broader array of banking services. Liberalized branching and acquisition laws have lowered barriers to entry into the banking business, increased competition and increased both competition for and opportunities to acquire other financial institutions. Savings banks, savings and loan associations and credit unions also actively compete for deposits and for various types of loans. In its lending business, the Bank is subject to competition from consumer finance companies and mortgage companies, which are subject to fewer regulatory restrictions than banks, and can often offer lower loan rates than banks. Financial institutions are intensely competitive in the interest rates they offer on deposits. In addition, the Bank faces competition for deposits from non-bank institutions such as brokerage firms, insurance companies and investment companies who offer the opportunity to invest in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities.

Supervision and Regulation

General

Bank holding companies and banks are subject to extensive supervision and regulation under both Federal and state laws. The regulation and supervision of the Company and the Bank are designed primarily for the protection of consumers, depositors and the Federal Deposit Insurance Corporation, referred to as the “FDIC,” and not the Company or its stockholders. Enforcement actions for failure to comply with applicable requirements may include the imposition of a conservator or receiver, cease-and-desist orders, written agreements, the termination of insurance on deposits, the imposition of civil money penalties and removal and prohibition orders. In addition, private parties may assert claims against the Company or the Bank. If any enforcement action is taken by a banking regulator or if the Company or the Bank is subject to private litigation, the value of an equity investment in the Company could be substantially reduced or eliminated. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company.

Bank Holding Company Act

The Company is registered as a financial holding company and is subject to regulation and supervision by the Board of Governors of the Federal Reserve System (the “FRB”) under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act requires a “bank holding company” such as the Company to secure the prior approval of the FRB before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of any bank or bank holding company, or merges or consolidates with another bank holding company.

In addition, bank holding companies are restricted in the types of activities in which they may engage, directly or indirectly through subsidiaries, and prior approval of the FRB may be required before engaging in certain activities. The Company has elected to be a “financial holding company” under the Bank Holding Company Act, and as such may engage generally in activities determined by the FRB to be “financial in nature,” including insurance and securities activities. In order to maintain its status as a financial holding company, the Company and the Bank must be well capitalized and well managed, as determined by the FRB and the Office of the Comptroller of the Currency, referred to as the “OCC.” In addition, as a condition to engaging in a new financial activity, the Bank must have a satisfactory rating under the Community Reinvestment Act (“CRA”). For bank holding companies that are not financial holding companies, the permissible activities are limited to those previously determined by the FRB to be so “closely related to banking” as to be a “proper incident thereto.” The Company is not currently engaged in any activity that would not be permissible if it ceased to be a financial holding company.

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

Federal and state banking laws and regulations govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches.

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

Under the CRA, the record of a bank holding company and its subsidiary banks must be considered by the appropriate Federal banking agencies in reviewing and approving or disapproving a variety of regulatory applications including approval of a branch or other deposit facility, office relocation, a merger and certain acquisitions of bank shares. Regulators are required to assess the record of the Company and the Bank to determine if they are meeting the credit needs of the communities they serve. Regulators make publicly available an evaluation of banks’ records in meeting credit needs in their communities, including a descriptive rating and a statement describing the basis for the rating.

Capital Rules

Under risk-based capital requirements for bank holding companies, the Company is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less intangible assets, referred to as “tier 1 capital.” The remainder may consist of subordinated debt, nonqualifying preferred stock and a limited amount of the loan loss allowance, referred to as “tier 2 capital.” At December 31, 2003, the Company’s tier 1 capital and total capital ratios were 11.1 percent and 12.1 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. Pursuant to these requirements, bank holding companies that meet certain specified criteria, including having the highest regulatory rating, must maintain a minimum leverage ratio of tier 1 capital to adjusted average assets, referred to as the “leverage ratio,” equal to three percent. Other bank holding companies that fail to meet such criteria will generally be required to maintain a leverage ratio of four to five percent. The Company’s leverage ratio at December 31, 2003, was 8.0 percent. The requirements also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the requirements indicate that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The Federal Reserve Board has not advised the Company of any specific minimum tangible tier 1 leverage ratio applicable to it.

The Bank is subject to similar capital requirements adopted by the OCC. The OCC has not advised the Bank of any specific minimum leverage ratios applicable to it. The capital ratios of the Bank are set forth below.

In addition to the required minimum capital levels described above, Federal law establishes a system of “prompt corrective actions” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. Regulations set forth detailed procedures and criteria for implementing prompt corrective action in the case of any institution which is not adequately capitalized. Under the rules, an institution will be deemed to be “adequately capitalized” or better if it exceeds the minimum Federal regulatory capital requirements. However, it will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0 percent, a tier 1 risk-based capital ratio that is less than 3.0 percent, or a leverage ratio that is less than 3.0 percent, and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0 percent.

The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered adequately capitalized or well capitalized under the prompt corrective action regulations, and the Bank’s capital ratios at December 31, 2003:

	Adequately	Well	Bank ratios at
	Capitalized	Capitalized	December 31, 2003
Total Risk-Based Capital Ratio	8.00%	10.00%	11.1%
Tier 1 Risk-Based Capital Ratio	4.00%	6.00%	10.1%
Leverage Ratio	4.00%	5.00%	7.4%

The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on payment of dividends, a limitation on asset growth and expansion, in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

Under currently applicable guidance, subordinated debentures recorded on the Company’s balance sheet (issued in connection with trust preferred securities) are included in tier 1 capital of the Company, up to a maximum of 25% of tier 1 capital. Historically, this capital treatment was based on the accounting for these instruments. As a result of recent accounting guidance, trust preferred securities are no longer consolidated under GAAP. The FRB has indicated that it is reviewing the significance of this accounting change. It is possible that the FRB will conclude that trust preferred securities no longer qualify as regulatory capital. If such a determination were made by the FRB, and no allowance was made for trust preferred securities which were already outstanding, the Company’s capital ratios would be adversely affected, with the Company no longer being considered “well capitalized” but still qualifying as “adequately capitalized.” This decision by the FRB would not affect the capital ratios of the Bank, which would still be considered “well capitalized.” Management does not expect any final rules issued by the FRB to result in the elimination of existing trust preferred securities from regulatory capital. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Since it has no significant independent sources of income, the ability of the Company to pay dividends is dependent on its ability to receive dividends from the Bank. Under national banking laws, the Bank must obtain the approval of the OCC before declaring any dividend which, together with all other dividends declared by the Bank in the same calendar year will exceed the total of the bank’s net profits of that year combined with its retained net profits of the preceding 2 years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Net profits are to be calculated without adding back any provision for the Bank’s allowance for loan losses. Furthermore, the Bank, as an FDIC-insured institution, may not pay dividends or make distributions that would cause the institution to fail to meet minimum capital requirements. These restrictions would not prevent the Bank from paying dividends from current earnings to the Company at this time.

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

Effect of Government Monetary Policies

The earnings of the Company are and will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The FRB has had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The FRB has a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member banks’ deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies.

USA PATRIOT Act

The USA PATRIOT Act, adopted in 2001, authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to financial institutions. Among its provisions, the USA PATRIOT Act requires each financial institution to (1) establish an anti-money laundering program, (2) establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private bank accounts and correspondent accounts maintained for non-United States persons or their representatives, and (3) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA PATRIOT Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to request for information from Federal banking agencies within 120 hours.

The USA PATRIOT Act also amended the Bank Holding Company Act and the Bank Merger Act to require Federal banking regulators to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under those Acts.

The Department of Treasury has issued regulations implementing the due diligence requirements of the USA PATRIOT Act. These regulations require minimum standards to verify customer identity and maintain accurate records, encourage cooperation among financial institutions, Federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, prohibit the anonymous use of “concentration accounts,” and require all covered financial institutions to have in place an anti-money laundering compliance program.

Sarbanes-Oxley Act

The President signed into law the Sarbanes-Oxley Act of 2002, which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The SEC, in response to the requirements of the Sarbanes-Oxley Act and on its own initiative, has promulgated additional rules relating to disclosure and security holder communications, among other matters. The Nasdaq Stock Market has also adopted corporate governance rules that have been approved by the SEC. The changes required by the Sarbanes-Oxley Act and new SEC and Nasdaq rules are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors. The Company and its Board of Directors are reviewing these changes and, where applicable, adopting or modifying policies and practices in order to assure compliance with the regulatory requirements and to enhance our corporate governance.

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

Employees

At December 31, 2003, the Company employed 347 full-time employees and 23 part-time employees.

Statistical Disclosure

The Company’s statistical disclosure information, required of bank holding companies, is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is set forth in Item 7 of this report.

Risk Factors

The following is a discussion of certain significant risk factors that could potentially negatively impact our financial condition and results of operations.

We may not be able to continue to grow our business, which may adversely impact our results of operations.

During the last five years, our total assets have grown substantially from $1.12 billion at December 31, 1999 to $2.43 billion at December 31, 2003. Our business strategy calls for continued expansion, but we do not anticipate growth to continue at this rate. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits to existing and new branches and identify favorable loan and investment opportunities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

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

The Company’s continued pace of growth may require it to raise additional capital in the future, but that capital may not be available when it is needed.

The Company is required by Federal regulatory authorities to maintain adequate levels of capital to support its operations. The Company anticipates that existing capital resources will satisfy its capital requirements for the foreseeable future. However, the Company may at some point need to raise additional capital to support continued growth. The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on its financial performance. Accordingly, the Company cannot assure you of its ability to raise additional capital if needed or on terms acceptable to the Company. If the Company cannot raise additional capital when needed, the ability to further expand its operations could be materially impaired.

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

Commercial loans are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial and industrial loans and commercial real estate loans, which comprise our commercial loan portfolio, were 79.6% of our total loan portfolio at December 31, 2003. Construction and development loans, which are included as part of our commercial real estate loans, were 8.6% of our total loan portfolio at December 31, 2003. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be undersecured.

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

Substantially all of our business is with customers located within Mercer County and contiguous counties. Generally, we make loans to small to mid-sized businesses, most of whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect our financial condition and performance. Further, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of our loans undersecured. If we are required to liquidate the collateral to satisfy the debt securing a loan during a period of reduced real estate values, our earnings could be adversely affected.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings would decrease.

In an attempt to mitigate any loan losses we may incur, we maintain an allowance for loan losses based on, among other things, national and regional economic conditions, and historical loss experience and delinquency trends among loan types. However, we cannot predict loan losses with certainty and we cannot assure you that charge offs in future periods will not exceed the allowance for loan losses. In addition, regulatory agencies, as an integral part of their examination process, review our allowance for loan losses and may require additions to the allowance based on their judgment about information available to them at the time of their examination. Factors that require an increase in our allowance for loan losses could reduce our earnings.

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

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.

We may not be able to successfully integrate acquisitions, which may adversely affect our business.

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

We will have to integrate any acquisitions into our business. The difficulties of combining the operations, technologies and personnel of companies we acquire include coordinating and integrating geographically separated organizations and integrating personnel with diverse business backgrounds. We may not be able to effectively manage or integrate the acquired companies. Further, we may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause an interruption of, or loss of momentum in, the activities of our existing business and the loss of key personnel and customers. The diversion of management’s attention and any delays or difficulties encountered in connection with the transition and integration of these businesses could negatively impact our business and results of operations if any of the above adverse effects were to occur. Further, the benefits that we anticipate from these acquisitions may not be obtained.

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

In attracting deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns and better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations and increase our cost of funds.

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

The banking industry is extensively regulated. Banking regulations are intended primarily to protect depositors, consumers and the Federal Deposit Insurance funds, not stockholders. We are subject to regulation and supervision by the Board of Governors of the Federal Reserve System. The Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. We are subject to various regulatory capital requirements, which involve both quantitative measures of our assets and liabilities and qualitative judgments by regulators regarding risks and other factors. Failure to meet minimum capital requirements or comply with other regulations could result in actions by regulators that could adversely affect our ability to pay dividends or otherwise adversely impact operations. In addition, changes in laws, regulations and regulatory practices affecting the banking industry may limit the manner in which we may conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and achieve satisfactory spreads and impose additional costs on us. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any rules or regulations promulgated by the SEC or The Nasdaq Stock Market, Inc.

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

Item 2. Properties

As of March 15, 2004, the Company and the Bank were conducting their business through 22 banking branches and an operations center.

The executive offices for the Company and the Bank are located at 2465 Kuser Road, Hamilton, New Jersey (also the location of one of our branches). The Bank leases the offices at this location pursuant to a lease that commenced in October 1999, has an initial term of 14 years ending in 2013, and is renewable for two additional five-year periods thereafter. The monthly rental payments under the lease are $54,750 during the first five years of the lease. Thereafter, the monthly rental will be adjusted every five years in accordance with a formula based on the Consumer Price Index, provided that the monthly rental payment for any lease period may not vary by more than 3% from the monthly rental payment in the immediately preceding lease period. The Bank has the option to purchase the property at any time after the fifth year of the lease at a purchase price equal to the fair market value of the property at the time the option is exercised.

Of the 22 banking branches, five of the buildings and the land on which they are located are owned and 17 buildings and the land on which they are located are leased. The operations center and the land on which it is located is leased.

Item 3. Legal Proceedings

The Company and the Bank are party, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from their business. Management does not consider that any such proceedings depart from usual routine litigation, and in its judgment, the Company’s consolidated financial position or results of operations will not be affected materially by the final outcome of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded in The Nasdaq Stock Market, Inc.’s National Market under the symbol YANB. The following table shows the high and low closing sales prices of the common stock in the The Nasdaq Stock Market, Inc.’s National Market during 2002 and 2003.

	High	Low
Year Ended December 31, 2002:
First Quarter	$13.45	$12.25
Second Quarter	19.94	12.89
Third Quarter	21.20	16.05
Fourth Quarter	19.05	16.35

Year Ended December 31, 2003:
First Quarter	$17.33	$16.30
Second Quarter	19.52	17.14
Third Quarter	22.20	18.37
Fourth Quarter	25.90	21.76

Holders

As of December 31, 2003, the Company had approximately 671 holders of record of the common stock.

Dividends

In 2002, the Company paid four quarterly cash dividends on the common stock in the aggregate amount of $3.5 million. In 2003, the Company paid four quarterly cash dividends on the common stock in the aggregate amount of $4.8 million. Dividends paid per share in 2003 totaled $0.46. Cash dividends are generally paid quarterly or four times a year. In the first quarter of 2004, the Company paid a cash dividend in the amount of $.115 per share on the common stock. Because substantially all of the funds available for the payment of cash dividends are derived from the Bank, future cash dividends will depend primarily upon the Bank’s earnings, financial condition, need for funds, and government policies and regulations applicable to both the Bank and the Company. The Company has also agreed with the holders of the trust preferred securities issued by subsidiary trusts (see Note 8 of the Notes to Consolidated Financial Statements) that the Company will not pay dividends if an event of default should occur (and remain uncured) under the terms of the trust preferred securities. As of December 31, 2003, the net profits of the Bank available for distribution to the Company as dividends without regulatory approval were approximately $15.2 million. The Company expects to pay quarterly cash dividends for the remaining three quarters in 2004 to holders of common stock, subject to the conditions described above.

Recent Sales of Unregistered Securities

On October 21, 2003, the Company issued 3,000 shares of its common stock to F. Kevin Tylus, a director of the Company, upon exercise of stock options granted to Mr. Tylus pursuant to the Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors. Proceeds to the Company as a result of the exercise of these options were approximately $57,000. The issuance was made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), relating to sales by an issuer not involving any public offering. The issuance did not involve a public offering, and the certificate evidencing the shares bears a restrictive legend stating that the shares represented by such certificates have not been registered under the Securities Act.

Item 6. Selected Financial Data

The following table sets forth certain historical financial data with respect to the Company and should be read in conjunction with the consolidated financial statements and related notes thereto included in this report.

	At or for the year ended December 31,

	2003	2002	2001	2000	1999

STATEMENT OF INCOME
(in thousands)
Interest income	$121,469	$120,259	$119,044	$100,472	$69,752
Interest expense	68,289	73,776	82,909	62,737	39,678

Net interest income	53,180	46,483	36,135	37,735	30,074
Provision for loan losses	9,360	4,375	3,925	3,700	3,175
Securities gains (losses), net	1,513	3,084	3,182	46	(301)
Other non-interest income	6,581	5,220	4,855	3,380	3,066
Non-interest expense	38,159	31,044	29,052	22,861	18,457

Income before income tax expense	13,755	19,368	11,195	14,600	11,207
Income tax expense	3,446	5,364	2,642	4,259	3,187

Net income	$10,309	$14,004	$8,553	$10,341	$8,020

BALANCE SHEET
(in thousands, except per share data)
Assets	$2,431,193	$2,232,468	$1,944,399	$1,620,132	$1,123,954
Loans	1,443,355	1,195,143	1,007,973	818,289	646,737
Securities	866,693	876,365	813,246	676,458	417,821
Deposits	1,483,809	1,272,286	1,092,690	950,318	743,807
Borrowed funds	738,080	757,711	707,113	545,223	298,689
Stockholders’ equity	143,557	145,939	93,245	78,237	58,825
Allowance for loan losses	17,295	16,821	13,542	10,934	8,965

PER SHARE DATA
Net income - basic	$0.99	$1.72	$1.13	$1.47	$1.33
Net income - diluted	0.97	1.68	1.11	1.47	1.33
Cash dividends	0.46	0.44	0.44	0.40	0.34
Stockholders’ equity (book value)	13.80	14.08	11.68	10.64	8.88

OTHER DATA
Average shares outstanding - basic	10,391	8,124	7,601	7,022	6,015
Average shares outstanding - diluted	10,651	8,319	7,678	7,039	6,041

FINANCIAL RATIOS
Return on average assets	0.44%	0.67%	0.48%	0.79%	0.83%
Return on average stockholders’ equity	7.09	13.45	9.86	15.64	15.34
Net interest margin (tax equivalent basis) (see note below)	2.42	2.36	2.17	3.07	3.33
Efficiency ratio	62.28	56.66	65.77	55.54	56.20
Total loans to total assets	59.37	53.53	51.84	50.51	57.54

CAPITAL RATIOS
Average stockholders’ equity to average assets	6.19	4.97	4.85	5.05	5.39
Dividend payout ratio	46.46	25.32	39.06	27.46	25.40
Tier 1 leverage ratio	8.03	8.16	6.92	8.13	7.90
Tier 1 capital as a percent of risk-weighted assets	11.05	11.84	10.03	10.56	10.26
Total capital as a percent of risk-weighted assets	12.07	13.00	11.25	11.65	11.46

ASSET QUALITY RATIOS
Allowance for loan losses to total loans	1.20	1.41	1.34	1.34	1.39
Net loan charge offs to average total loans	0.67	0.10	0.15	0.24	0.17
Nonperforming loans to total loans	0.74	0.53	0.51	0.86	0.48
Nonperforming assets to total loans and other real estate owned	0.74	0.61	0.74	1.11	0.87
Nonperforming assets to total assets	0.44	0.33	0.38	0.56	0.50
Allowance for loan losses to nonperforming assets	162.55	229.73	181.67	120.50	158.31
Allowance for loan losses to nonperforming loans	162.55%	268.11%	264.23%	155.47%	291.26%

Note: The net interest margin is presented on a tax equivalent basis. We believe that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Although we believe that this financial measure enhances investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Average Balances, Yields and Costs.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report. Throughout this report the terms “YNB,” “company,” “we,” “us,” “our,” and “corporation” refer to Yardville National Bancorp, our wholly owned banking subsidiary The Yardville National Bank (the “Bank”) and other subsidiaries as a consolidated entity, except where noted. The purpose of this discussion and analysis is to assist in the understanding and the evaluation of the financial condition, changes in financial condition and results of our operations. Certain reclassifications have been made to prior year financial statements and related information to conform them to the 2003 presentation.

FORWARD-LOOKING STATEMENTS

This report contains express and implied statements relating to our future financial condition, results of operations, plans, objectives, performance, and business, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These may include statements that relate to, among other things, profitability, liquidity, adequacy of the allowance for loan losses, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Actual results may differ materially from those expected or implied as a result of certain risks and uncertainties, including, but not limited to, the results of our efforts to implement our retail strategy, adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses, interest rate fluctuations and other economic conditions, continued levels of our loan quality and origination volume, our ability to attract core deposits, continued relationships with major customers, competition in product offerings and product pricing, adverse changes in the economy that could increase credit-related losses and expenses, adverse changes in the market price of our common stock, compliance with laws, regulatory requirements and Nasdaq standards, and other risks and uncertainties detailed from time to time in this report and our other filings with the Securities and Exchange Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

RESULTS OF OPERATIONS

2003 Overview

We are a $2.43 billion financial holding company headquartered in Hamilton, New Jersey. We operate 22 full-service branches through our wholly owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex and Burlington Counties in New Jersey and Bucks County, Pennsylvania. Our existing and target markets are located in the demographically attractive corridor between New York City and Philadelphia. We provide a broad range of lending and deposit products as well as other financial products and services with an emphasis on commercial real estate and commercial and industrial loans to small to mid-sized businesses.

     We generate substantially all of our income from our loan and securities portfolios. Our earning asset base is primarily funded through deposits, and to a lesser degree, borrowed funds. Our primary objective is to increase our net interest income. To accomplish this, we must continue to lower our cost of funds and expand our loan portfolio. Our most difficult challenge is attracting more deposits at a reasonable cost. As our legal lending limit has risen, the size of loans requested has increased as well, exerting pressure on our branch network to provide the funds for our growth. By implementing our retail strategy, we have increased the number of branches in our target markets, enhanced our brand image and introduced our products and services to an expanded geographic region. This strategy, however, requires investment of resources in people, facilities, marketing and technology. While we have seen many positive results, including a lower cost of funds, we have not yet fully realized all of the benefits of this strategic direction. Our commitment to the retail strategy did, however, contribute to the rise in non-interest expenses of $7.1 million in 2003 compared to 2002. During 2003, we opened three new branches, including our first two in Somerset County, and completed the first branch acquisition in our history, which further expanded our retail network in Mercer County. We believe that by expanding our geographic footprint and attracting lower cost deposits to fund our growth, we will enhance profitability and the value of our franchise.

     Despite strong growth in lower cost core deposits and commercial real estate loans, which resulted in net interest income growth of $6.7 million in 2003, profitability was hampered primarily due to two large loan charge offs and the resultant provision for loan losses in the fourth quarter.

     We earned net income of $10.3 million or $0.97 per diluted share for the year ended December 31, 2003, compared to $14.0 million or $1.68 per diluted share for the year ended December 31, 2002. This represents a decrease of 26.4% and 42.2%, respectively. The decrease in net income of $3.7 million in 2003 was due to a $5.0 million increase in the provision for loan losses, a $7.1 million increase in non-interest expenses, and $1.6 million decline in net securities gains, partially offset by net interest income growth of $6.7 million. The decrease in diluted earnings per share was attributable to both lower net income and to the significantly greater number of weighted average shares outstanding due to the full year impact in 2003 of the December 2002 stock offering.

     During the last quarter of 2003, we charged off approximately $4.7 million of a $10.2 million commercial loan relationship after the borrower advised us that it had determined to cease operations. In addition, approximately $2.0 million of an $8.6 million commercial loan relationship with another borrower was also charged off in the fourth quarter. The resultant provision for loan losses of $6.1 million for the fourth quarter of 2003, primarily from these two loan relationships, negatively impacted earnings for 2003. Overall credit quality, however, remained relatively strong with nonperforming assets of $10.6 million, or 0.44% of total assets at December 31, 2003 compared to $7.3 million, or 0.33% of total assets at the same date in 2002.

     One of the primary goals of our retail strategy is to lower our cost of interest bearing liabilities and increase net interest income. As a result of our retail strategy and a continued lower interest rate environment, our cost of liabilities decreased $5.5 million. Total deposits increased $211.5 million or 16.6% to $1.48 billion at December 31, 2003 from $1.27 billion at the end of 2002. Comparatively lower cost average savings, money markets and interest bearing demand deposits increased $192.3 million during 2003. Also contributing to the growth in net interest income was loan growth. Total loans, led by commercial real estate loans, increased 20.8% to $1.44 billion compared with $1.20 billion at the end of 2002.

     To monitor our financial performance, we review several profitability measurements which include Return on Average Assets (ROA) and Return on Average Stockholders’ Equity (ROE). Our ROA decreased to 0.44% from 0.67% in 2002, while ROE decreased to 7.09% in 2003 from 13.45% in 2002 due primarily to our earnings performance. We expect the pace of our earnings growth to substantially increase in 2004 due to our projected commercial loan growth, anticipated lower cost of funds, and controlled growth of non-interest expenses, which should result in significant improvement to these two profitability ratios. Our efficiency ratio increased to 62.28% in 2003 from 56.66% in 2002. The efficiency ratio is calculated by dividing total operating expenses by net interest income and other income. Our higher level of net interest income was offset by higher expenses from our retail strategy, growth, costs associated with originating loans and compliance with new regulations, all of which had a negative impact on our efficiency ratio.

     While we are disappointed in the 2003 financial results, we anticipate that our financial performance will rebound in 2004. We have taken steps to limit the growth in our largest non-interest expense category, salaries and employee benefits. Expense control and fee collection initiatives instituted in the second half of 2003 should contribute to an improving bottom line. We believe the combination of a lower cost of funds, double-digit commercial loan growth and a return to our traditional loan quality performance should result in improved earnings performance in 2004.

Critical Accounting Policies

Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1, “Summary of Significant Accounting Policies,” in the Notes to Consolidated Financial Statements.

     The disclosures included in this Annual Report are based on our audited consolidated financial statements. These statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates result in judgments regarding the carrying values of assets and liabilities where these values are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate the estimates used, including the adequacy of the allowance for loan losses. We believe our policies with respect to the determination of the allowance for loan losses involve a high degree of complexity and require us to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The allowance for loan losses is determined based on our assessment of several factors: reviews and evaluations of specific loans, current economic conditions, historical loan loss experience and the level of classified and nonperforming loans.

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

     The following table sets forth an analysis of net interest income by each major category of average interest earning assets and interest bearing liabilities and the related yields and costs for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. Average yields for each year are derived by dividing income by the average balance of the related assets, and average costs are derived by dividing expense by the average balance of the related liabilities. The yields and costs include fees, costs, premiums and discounts, which are considered adjustments to interest rates.

AVERAGE BALANCES, YIELDS AND COSTS

	December 31, 2003			December 31, 2002

			Average			Average
	Average		Yield/	Average		Yield/
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost

INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$10,383	$121	1.17%	$2,887	$60	2.08%
Federal funds sold	48,102	523	1.09	72,790	1,157	1.59
Securities	878,698	35,296	4.02	864,895	43,647	5.05
Loans (1)	1,323,243	85,529	6.46	1,085,306	75,395	6.95

Total interest earning assets	$2,260,426	$121,469	5.37%	$2,025,878	$120,259	5.94%

NON-INTEREST EARNING ASSETS:
Cash and due from banks	$25,428			$22,965
Allowance for loan losses	(17,060)			(14,771)
Premises and equipment, net	12,085			11,363
Other assets	67,005			51,198

Total non-interest earning assets	87,458			70,755

Total assets	$2,347,884			$2,096,633

INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$662,262	$10,834	1.64%	$469,985	$11,228	2.39%
Certificates of deposit of $100,000 or more	137,168	4,014	2.93	148,119	5,184	3.50
Other time deposits	457,717	14,521	3.17	469,858	17,747	3.78

Total interest bearing deposits	1,257,147	29,369	2.34	1,087,962	34,159	3.14
Borrowed funds	742,877	35,799	4.82	735,201	36,403	4.95
Subordinated debentures	40,395	3,121	7.73	33,700	3,214	9.54

Total interest bearing liabilities	$2,040,419	$68,289	3.35%	$1,856,863	$73,776	3.97%

NON-INTEREST BEARING LIABILITIES:
Demand deposits	$139,332			$118,154
Other liabilities	22,728			17,493
Stockholders’ equity	145,405			104,123

Total non-interest bearing liabilities and stockholders’ equity	$307,465			$239,770

Total liabilities and stockholders’ equity	$2,347,884			$2,096,633

Interest rate spread (2)			2.02%			1.97%

Net interest income and margin (3)		$53,180	2.35%		$46,483	2.29%

Net interest income and margin (tax equivalent basis) (4)		$54,599	2.42%		$47,728	2.36%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)	In order to present pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 34% and has the effect of increasing interest income by $1,419,000, $1,245,000, $1,062,000, $921,000, and $712,000 for the years ended December 31, 2003, 2002, 2001, 2000, and 1999, respectively.

	December 31, 2001			December 31, 2000			December 31, 1999

			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$3,816	$171	4.48%	$1,322	$82	6.20%	$734	$45	6.13%
Federal funds sold	74,624	2,765	3.71	37,961	2,454	6.46	17,932	904	5.04
Securities	748,182	45,700	6.11	495,328	33,518	6.76	341,491	21,249	6.22
Loans (1)	891,957	70,408	7.89	723,570	64,418	8.90	564,552	47,554	8.42

Total interest earning assets	$1,718,579	$119,044	6.93%	$1,258,181	$100,472	7.99%	$924,709	$69,752	7.54%

NON-INTEREST EARNING ASSETS:
Cash and due from banks	$21,026			$18,307			$16,208
Allowance for loan losses	(11,583)			(9,798)			(7,638)
Premises and equipment, net	10,081			9,303			7,493
Other assets	52,288			32,944			29,109

Total non-interest earning assets	71,812			50,756			45,172

Total assets	$1,790,391			$1,308,937			$969,881

INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$318,595	$9,931	3.12%	$233,012	$7,937	3.41%	$185,504	$4,887	2.63%
Certificates of deposit of $100,000 or more	129,340	7,581	5.86	106,851	6,918	6.47	51,290	2,643	5.15
Other time deposits	453,747	27,085	5.97	408,414	24,772	6.07	320,809	17,528	5.46

Total interest bearing deposits	901,682	44,597	4.95	748,277	39,627	5.30	557,603	25,058	4.49
Borrowed funds	644,690	35,264	5.47	367,021	21,219	5.78	256,957	13,523	5.26
Subordinated debentures	32,058	3,048	9.51	20,222	1,891	9.35	11,856	1,097	9.25

Total interest bearing liabilities	$1,578,430	$82,909	5.25%	$1,135,520	$62,737	5.52%	$826,416	$39,678	4.80%

NON-INTEREST BEARING LIABILITIES:
Demand deposits	$104,577			$96,024			$81,843
Other liabilities	20,617			11,284			9,351
Stockholders’ equity	86,767			66,109			52,271

Total non-interest bearing liabilities and stockholders’ equity	$211,961			$173,417			$143,465

Total liabilities and stockholders’ equity	$1,790,391			$1,308,937			$969,881

Interest rate spread (2)			1.68%			2.47%			2.74%

Net interest income and margin (3)		$36,135	2.10%		$37,735	3.00%		$30,074	3.25%

Net interest income and margin (tax equivalent basis) (4)		$37,197	2.16%		$38,656	3.07%		$30,786	3.33%

     Changes in net interest income and margin result from the interaction between the volume and composition of interest earning assets, interest-bearing liabilities, related yields, and associated funding costs. The following table demonstrates the impact on net interest income of changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates earned and paid.

     RATE/VOLUME ANALYSIS

	2003 vs. 2002			2002 vs. 2001
	Increase (Decrease)			Increase (Decrease)
	Due to changes in:			Due to changes in:

(in thousands)	Volume	Rate	Total	Volume	Rate	Total

INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$97	$(36)	$61	$(35)	$(76)	$(111)
Federal funds sold	(329)	(305)	(634)	(66)	(1,542)	(1,608)
Securities	687	(9,038)	(8,351)	6,576	(8,629)	(2,053)
Loans (1)	15,716	(5,582)	10,134	14,040	(9,053)	4,987

Total interest income	16,171	(14,961)	1,210	20,515	(19,300)	1,215

INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	3,767	(4,161)	(394)	3,986	(2,689)	1,297
Certificates of deposit of $100,000 or more	(365)	(805)	(1,170)	982	(3,379)	(2,397)
Other time deposits	(445)	(2,781)	(3,226)	930	(10,268)	(9,338)

Total deposits	2,957	(7,747)	(4,790)	5,898	(16,336)	(10,438)
Borrowed funds	372	(976)	(604)	4,677	(3,538)	1,139
Subordinated debentures	577	(670)	(93)	156	10	166

Total interest expense	3,906	(9,393)	(5,487)	10,731	(19,864)	(9,133)

Net interest income	$12,265	$(5,568)	$6,697	$9,784	$564	$10,348

(1) Loan origination fees are considered adjustments to interest income.

     Net interest income totaled $53.2 million in 2003, an increase of $6.7 million or 14.4% from net interest income of $46.5 million in 2002. A lower cost on interest bearing liabilities of 62 basis points decreased interest expense by $5.5 million in 2003. This decrease in interest expense was the primary reason for the improvement in net interest income in 2003 compared to the same period in 2002. Also contributing to the improvement in net interest income were increased volumes of loans offset by lower yields on interest earning assets.

     In 2003, the interest rate spread increased 5 basis points to 2.02%. The net interest margin, on a tax equivalent basis, increased 6 basis points to 2.42% from 2.36% in 2002. The net interest margin is generally greater than the interest rate spread due to the additional income earned on those assets funded by non-interest bearing liabilities, primarily demand deposits and stockholders’ equity.

     During 2003, interest income rose to $121.5 million, compared to $120.3 million for 2002. Average interest earning assets increased by $234.5 million or 11.6% to $2.26 billion for 2003, compared to $2.03 billion in 2002. The growth in average interest earning assets was mostly offset by a 57 basis point decline in the yield on average earning assets to 5.37% for 2003 as compared to 5.94% for 2002. The historically low interest rate environment that existed in 2002 remained for 2003 and resulted in continued pressure on earning asset yields.

     Loans averaged $1.32 billion for 2003 representing an increase of $237.9 million, or 21.9% when compared with $1.09 billion for 2002. During this same period, loan yields declined 49 basis points to 6.46%, partially offsetting higher loan balances. Interest and fees on loans increased 13.4% in 2003 compared to 2002. The composition of our commercial loan portfolio, which includes commercial real estate and commercial and industrial loans, contributed to the decrease in the overall loan yield. Approximately 46% of our commercial loans have floating rates typically tied to the prime rate of interest. In 2003, the average prime rate declined to 4.12% compared to 4.68% in 2002. Further impacting loan yields in 2003 were the lower rates earned on fixed rate loans. The performance of the loan portfolio is expected to be enhanced in a gradually increasing interest rate environment.

     The level of nonaccrual loans also impacted our loan yield and net interest income. Historically, the level of nonaccrual loans in our portfolio has had a minimal negative impact to net interest income and our net interest margin. Nonaccrual loans totaled $10.2 million at December 31, 2003, an increase of $5.1 million from the $5.1 million reported in 2002. Had these nonaccrual loans performed at original contract terms, we would have recognized additional interest income of approximately $541,000 in 2003 and $240,000 in 2002. Moreover, our net interest margin, on a tax equivalent basis, would have been 0.02% higher in 2003 and 0.01% higher in 2002.

     The improvement to our net interest margin was not as great as expected due principally to the significant decrease in the yield on the securities portfolio. Interest on securities declined $8.4 million as the yield on the securities portfolio decreased 103 basis points to 4.02% in 2003 from 5.05% in 2002. There were several factors which contributed to the lower securities yield in 2003. The most significant factors deal with the largest segment of our securities portfolio, mortgage-backed securities.

     Higher than projected prepayment speeds resulted in significant cash flows throughout 2003. Prepayment activity in the second half of 2003 shortened the anticipated average life of our mortgage-backed securities. This required acceleration of premium amortization on mortgage-backed securities, particularly collateralized mortgage obligations (CMOs), led to a significantly lower yield on these securities. The reinvestment of principal cash flows in a lower interest rate environment resulted in lower yields on newly purchased securities during 2003. To a lesser extent, the reinvestment of higher yielding callable bond proceeds and the elimination by the Federal Home Loan Bank of New York (FHLB) of their fourth quarter dividend also contributed to the lower yield on securities in 2003. The 2003 third quarter dividend income received from the FHLB was approximately $460,000. (See “Securities” for additional information).

     During 2003, interest expense declined by $5.5 million, or 7.4% to $68.3 million when compared to $73.8 million in 2002, while our overall funding costs were reduced by 62 basis points to 3.35% during this same period. The low interest rate environment reduced our funding costs as generally higher cost time deposits repriced lower to market levels or were replaced by lower cost savings, money market and interest bearing demand deposits. Also contributing to our lower funding costs was the increase in non-interest demand deposits in 2003. Partially offsetting the decline in interest expense during 2003 was a $183.6 million, or 9.9%, increase in average interest bearing liabilities.

     Our greater focus on retail banking, in addition to our strength in establishing long-term business relationships, has resulted in an increase in core business and personal checking accounts in 2003. Growth in average demand deposits of $21.2 million or 17.9% to $139.3 million in 2003 positively impacted our net interest margin. Average savings, money market and interest bearing demand deposits increased $192.3 million, or 40.9% to $662.3 million during this past year. The corresponding cost of funds on those deposits declined 75 basis points to 1.64%. Average time deposits decreased $23.1 million during 2003, with the related cost of funds declining by 59 basis points to 3.12%. The combination of lower interest rates and the change in composition of our interest bearing deposits led to the 80 basis point decline in the cost of these deposits to 2.34% for 2003 compared to 2002.

     Average total borrowings increased by $7.7 million, or 1.0% to $742.9 million during 2003, while related borrowing costs declined by 13 basis points to 4.82%. During 2003, we paid off $20.0 million in FHLB advances at their maturity dates. The retirement of $20.0 million in higher cost advances and the lower cost of floating rate advances resulted in the lower interest expense on borrowed funds in 2003 compared to 2002.

     Average total subordinated debentures increased by $6.7 million to $40.4 million during 2003. However, the interest expense associated with these subordinated debentures declined 181 basis points and reduced interest expense by $93,000. In the first quarter of 2003, we retired $11.9 million of fixed rate subordinated debentures with a cost of 9.25%. Correspondingly, we issued floating rate subordinated debentures of $15.5 million in the first quarter and subsequently an additional $10.3 million of floating rate subordinated debentures in the third quarter. The interest rate, priced off of LIBOR, for the floating rate subordinated debentures issued in the first and third quarters of 2003, was 4.57% and 4.14%, respectively, at December 31, 2003. See Note 8 of the Notes to Consolidated Financial Statements.

     Over the last several years, we have followed a strategy that manages a portion of our investment portfolio utilizing borrowed funds with the primary objectives of enhancing return on average stockholders’ equity and earnings per share, called the Investment Growth Strategy. With our focus clearly on enhancing the value of our franchise, this strategy, while successful, has been significantly reduced in importance. The amount of securities managed in this strategy totaled only $56.6 million or 2.3% of our assets at December 31, 2003 compared to $230.1 million, or 10.3% of our assets at December 31, 2002. The targeted spread on this strategy, after tax, has resulted in a negative impact on our net interest margin of approximately 20 basis points in 2003 compared to 30 basis points in 2002.

     Improving our net interest margin in 2004 is critical to achieving our profitability goals. Our cost of funds, which has historically been higher than most peers, has continued to decline as we continue the execution of our retail strategy. The expansion of our branch network in new and existing markets, the enhancement of our brand image and the targeted marketing of successfully introduced products (e.g. “Simply Better Checking”) are expected to further increase core deposits, lower the cost of funds and improve our net interest margin. The impact of higher cost FHLB advances currently on our balance sheet are expected to be reduced over time. From an earning asset perspective, changes were made in the latter half of 2003 regarding securities purchases as described below. Based on the size of our floating rate commercial loan portfolio, the duration of our securities portfolio was extended during the latter part of 2003. Mortgage-backed securities, with projected stable cash flows, were purchased in the third and fourth quarters at levels at or close to par. This should reduce the securities yield fluctuations experienced in the second and third quarters of 2003 due to large premium amortization writedowns. These actions have positioned our securities portfolio to perform better in 2004 in either a stable, or a gradually increasing or decreasing, interest rate environment.

Provision for Loan Losses

We provide for possible loan losses by a charge to current income to maintain the allowance for loan losses at an adequate level determined according to our documented allowance adequacy methodology. The provision for loan losses totaled $9.4 million for 2003 an increase of $5.0 million when compared to $4.4 million for 2002, with the increase attributable to the two loan charge offs previously discussed, the increase in nonperforming loans and the overall loan growth. The allowance for loan losses increased by $474,000 to $17.3 million compared to $16.8 million at the end of 2002. The allowance for loan losses as a percentage of total loans was 1.20% at December 31, 2003 compared with 1.41% at December 31, 2002 (See “Asset Quality” and “Allowance for Loan Losses” for additional detail and information).

Non-Interest Income

In 2003, the major components of non-interest income consisted of service charges on deposit accounts, income on bank owned life insurance (BOLI), net securities gains and other service fees. Non-interest income totaled $8.1 million in 2003 compared to $8.3 million in 2002, a decrease of $210,000 or 2.5%.

     Non-interest income, excluding securities gains and the sale of our former operations building, rose $932,000 or 17.9% to $6.2 million for 2003 when compared to $5.2 million for 2002. The increase was achieved through higher service charge income and other service related fees of $424,000 due to a greater number of transactional deposit accounts and the expansion of our customer base using fee based services. Additional income on BOLI of $358,000 contributed to the increase in non-interest income in 2003.

     The components of non-interest income are presented in the following table.

	Year Ended December 31,

(in thousands)	2003	2002	2001

Service charges on deposit accounts	$2,388	$2,203	$1,857
Income on bank owned life insurance	2,036	1,678	1,784
Securities gains, net	1,513	3,084	3,182
Other service fees	1,384	1,145	990
Investment and insurance fees	72	35	29
Other non-interest income	701	159	195

Total	$8,094	$8,304	$8,037

     Service charges on deposit accounts represent the largest single source of core non-interest income. Service charges on deposit accounts increased 8.4%, due principally to increased income from overdraft fees and to additional branch locations generating a larger base of transaction accounts. We intend to continue targeted marketing campaigns to attract lower cost or non-interest demand deposit accounts designed to continue to lower our cost of funds and generate additional service charge and transactional fee income.

     We provide deferred compensation plans for executive management and for non-employee directors. To offset the costs associated with these plans, we have purchased BOLI assets. Income on BOLI assets are tax-free, providing a high rate of return relative to alternative earning assets, and reducing our overall effective tax rate. The 21.3% increase in BOLI earnings in 2003 was primarily due to the purchase of an additional $7.5 million of BOLI assets in December 2002. There were no BOLI assets purchased in 2003. There are no further premiums paid associated with BOLI assets after their initial purchase. Earnings on BOLI assets are impacted by the interest crediting rate determined on an annual basis by the insuring companies.

     Net securities gains realized during 2003 were $1.5 million compared to $3.1 million in 2002. Greater securities gains were realized in 2002 when longer-term fixed rate securities were sold to achieve the goal of reducing longer-term interest rate risk in a rising interest rate environment. Repositioning securities continued in 2003 to achieve asset and liability objectives, which include enhancing interest income in future periods.

     We also generate non-interest income from a variety of fee-based services. These include automated teller machine fees charged to non-customers, Second Check® fees and check fees. Other service fees increased 20.8% to $1.4 million in 2003 from $1.1 million in 2002.

     Other non-interest income totaled $701,000 in 2003, an increase of $542,000 when compared to $159,000 in 2002. Accounting for this increase was the sale of our former operations building to a board member, which resulted in a $429,000 gain, and to a lesser extent, income derived from mortgage servicing and safe deposit box rentals.

     Non-interest income, excluding securities gains and the sale of our former operations building, represented 4.8% of total revenues in 2003 compared to 4.2% in 2002. In 2003, we offered enhanced internet and cash management products and services to our customers. While it will take time to build our non-interest income base, we did experience modest success in increasing investment and insurance fee income in 2003. As we expand our footprint into new markets, our greatest opportunity to increase non-interest income will come through the addition of checking accounts, which we believe will result in additional service fee income.

Non-Interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy, equipment and all other operating expenses we incur. Non-interest expense totaled $38.2 million in 2003, an increase of $7.1 million or 22.9% compared to $31.0 million in 2002. The largest increases in non-interest expense in 2003 were primarily in salaries and employee benefits, equipment, marketing and other expenses. As illustrated in the following table, the increases in the various major components of non-interest expense are reflective of our continued growth in a highly regulated environment. As we continue to grow and implement our retail strategy, the investments we make in personnel, training and branch facilities and equipment, have at times preceded our realization of the full benefits of our investment.

The following table presents the major components of non-interest expense for the years indicated.

	Year Ended December 31

(in thousands)	2003	2002	2001

Salaries and employee benefits	$21,433	$17,890	$14,923
Occupancy expense, net	3,934	3,507	2,817
Equipment expense	2,955	2,423	2,021
Marketing	1,661	1,104	957
Stationery and supplies	908	823	633
Outside services and processing	899	696	503
Communication and postage	844	809	694
Audit and examination fees	725	570	501
Attorneys’ fees	480	258	238
Insurance	408	205	152
FDIC insurance premium	213	200	180
ORE Expense	194	418	831
Amortization of subordinated debentures expense	169	190	210
Early retirement of debt expense	—	—	2,217
Other	3,336	1,951	2,175

Total	$38,159	$31,044	$29,052

     Salaries and employee benefits, which represent the largest portion of non-interest expense, increased $3.5 million or 19.8% to $21.4 million for the year ended December 31, 2003 compared to $17.9 million for the same period in 2002. Salaries rose $2.9 million or 21.5% in 2003. The full impact of additional staffing for the three new branches opened in 2002, as well as the partial impact of three new branches opened in 2003, as part of our retail strategy were reflected in the increase. We continued to increase lending, administrative, product support and risk management staffing during 2003. Also included in the increase of salary expense were annual merit increases. Full time equivalent employees increased to 359 at December 31, 2003 from 330 at December 31, 2002. Employee benefit expense totaled $4.9 million, an increase of $623,000 or 14.4% from 2002. Increases in benefits costs were primarily related to higher health benefit costs on a larger employee base, higher payroll taxes, and the expenses for our Employee Stock Ownership Plan (ESOP).

     Net occupancy expense increased $427,000 or 12.2% to $3.9 million in 2003 from $3.5 million in 2002. Total rent expense on leased properties and buildings repairs and maintenance increased $176,000 and $154,000, respectively, and were the primary reasons for the increase in occupancy expense in 2003. The increases in rent expense and other facility related expenses was primarily due to the full year’s occupancy expenses associated with three new branches opened in 2002. Three additional branches, opened in 2003, also contributed to higher occupancy expenses. Opening new branches in target markets is an important component of our retail strategy.

     Equipment expense increased $532,000 or 22.0% to $2.9 million in 2003 from $2.4 million in 2002. The increase in equipment expense was primarily related to additional equipment maintenance and depreciation costs. The costs associated with automated teller machines have also risen as our branch network has grown.

     Marketing expenses increased by $557,000 or 50.5% in 2003 to $1.7 million, compared to $1.1 million in 2002. The increase in marketing expenses was attributable to focused marketing campaigns designed to increase low cost deposits, further develop our brand image, and our continued support of community activities.

     Other expenses were primarily comprised of costs associated with the origination of commercial loans, bad check and fraud losses, Community Reinvestment Act expenses, various professional fees and other operating expenses. Other expenses totaled $3.3 million in 2003 compared to $2.0 million in 2002. Also included in other expenses is the deposit intangible amortization from our purchase of a branch in December. We paid a premium of approximately 5% on deposits totaling approximately $38 million. That expense is estimated to be approximately $204,000 in 2004.

     We continuously assess the efficiency of our operations, seeking ways to best serve our customers while reducing operating costs. An important industry productivity measure is the efficiency ratio. An increase in the efficiency ratio can indicate that more resources are being utilized to generate the same volume of income while a decrease would indicate a more efficient use of resources. YNB’s efficiency ratio increased in 2003 to 62.28% compared to 56.66% in 2002. Excluding net securities gains and the sale of our former operations building in 2003, our efficiency ratio was 64.31% and 60.04% for 2003 and 2002, respectively. Increasing net interest income and effectively managing the level of non-interest expenses are key strategies to lower our efficiency ratio in 2004.

Income Taxes

The provision for income taxes, comprised of Federal and state income taxes, was $3.4 million in 2003 compared to $5.4 million in 2002. The provisions for income taxes for 2003 and 2002 were at effective tax rates of 25.1% and 27.7%, respectively. The decrease in tax expense was due to lower taxable income. Our effective tax rate declined principally due to higher levels of tax-exempt income, and tax benefits from ownership of certain real estate assets used by the Bank in a real estate investment trust subsidiary.

FINANCIAL CONDITION

Total Assets

Our assets were $2.43 billion at December 31, 2003 compared to $2.23 billion at year-end 2002, an increase of $199.7 million or 8.9%. The growth in YNB’s asset base during 2003 was primarily due to an increase in commercial real estate loans. Average loans grew by 21.9% in 2003.

     We believe in establishing and building relationships in the communities we serve. Our emphasis and strength as a business-focused community lender is reflected in our balance sheet growth over the last several years. Our growth is supported by the renewed focus on our retail strategy. Headquartered in Mercer County for over three-quarters of a century, we have expanded our philosophy of community relationship banking into the demographically attractive markets of Hunterdon, Somerset and Middlesex Counties in New Jersey. We have expanded lower cost core deposits, strengthened our brand image and enhanced the value of our franchise.

     Average interest earning assets in 2003 were $2.26 billion, an 11.6% increase from $2.03 billion in 2002. The growth in average interest earning assets was principally funded by the increase in lower cost savings, money market and interest and non-interest bearing demand deposits.

Loans

We continue to emphasize commercial real estate and commercial and industrial lending to individuals and small to mid-sized businesses. Our strength as a commercial lender, relationship banking philosophy and expansion into new markets has resulted in robust commercial loan growth. From December 31, 1999 to December 31, 2003, we increased loans from $646.7 million to $1.44 billion resulting in a compound annual growth rate exceeding 20%. The expansion of our capital base has resulted in a higher legal lending limit, which has enabled us to attract larger loan relationships and increased business from existing customers. We continue to stress quality growth and product and industry diversification, while maintaining strict underwriting standards.

     The following table represents the components of the loan portfolio at the dates indicated.

     LOAN PORTFOLIO COMPOSITION

	December 31,

	2003		2002		2001		2000		1999

(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate
Owner occupied	$204,539	14.2%	$164,450	13.8%	$143,767	14.3%	$135,234	16.5%	$118,068	18.3%
Investor occupied	432,571	30.0	321,583	26.9	255,471	25.3	198,184	24.2	173,645	26.8
Construction and development	123,790	8.6	121,295	10.1	99,978	9.9	93,432	11.4	48,535	7.5
Residential
1-4 family	150,733	10.4	116,829	9.8	107,840	10.7	92,876	11.4	74,639	11.5
Multi-family	30,097	2.1	34,012	2.8	33,970	3.4	27,800	3.4	18,678	2.9
Commercial and industrial
Term	169,296	11.7	129,513	10.8	117,005	11.6	116,995	14.3	63,066	9.7
Lines of Credit	218,097	15.1	207,562	17.4	164,075	16.3	72,217	8.8	77,152	11.9
Demand	1,199	0.1	972	0.1	1,055	0.1	1,389	0.2	959	0.2
Consumer
Home Equity	78,877	5.5	70,579	5.9	58,084	5.8	50,809	6.2	45,469	7.0
Installment	24,165	1.7	19,078	1.6	19,266	1.9	22,428	2.7	20,375	3.2
Other	9,991	0.6	9,270	0.8	7,462	0.7	6,925	0.9	6,151	1.0

Total	$1,443,355	100.0%	$1,195,143	100.0%	$1,007,973	100.0%	$818,289	100.0%	$646,737	100.0%

     During 2003, total loans increased $248.2 million or 20.8%, reaching $1.44 billion at December 31, 2003 from $1.20 billion at December 31, 2002. Commercial real estate and commercial and industrial loans experienced growth of $153.6 million and $50.5 million, respectively, in 2003. At December 31, 2003, these two loan types represented 79.6% of our total loans compared to 79.1% in 2002.

     In underwriting commercial real estate and commercial and industrial loans, we evaluate the cash flow capability of the borrower to repay the loan as well as the borrower’s business experience. A majority of commercial loans are secured by real estate and business assets, and most are supported by the personal guarantees and other assets of the principals. We monitor the composition and quality of the overall commercial loan portfolio including significant credit concentrations by borrower or industry.

     Commercial real estate loans increased by $153.6 million, or 25.3% in 2003 to $760.9 million from $607.3 million at December 31, 2002. Commercial real estate loans consist of owner occupied, investor occupied, and construction and development loans. Investor occupied and owner occupied loans grew by $111.0 million and $40.1 million, respectively, in 2003. Growth in commercial real estate loans accounted for 61.9% of the total loan growth in 2003 compared to 57.8% in 2002, and was primarily attributable to new and expanded business relationships developed as a result of our expansion into new markets, as well as greater penetration in existing markets. Commercial real estate loans generally have a final maturity of five to fifteen years. Construction and development loans include residential and commercial projects. Loans are typically made to experienced residential or commercial construction developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally, construction loan terms run between one and two years and are interest only, adjustable rate loans indexed to the prime rate.

     Real estate underwriting standards include various limits on loan-to-value ratios based on the type of property and consideration of the creditworthiness of the borrower, the location of the real estate, the condition of the security property, the quality of the organization managing the property, and the viability of the project including occupancy rates, tenants and lease terms. Additionally, underwriting standards require appraisals, periodic inspections of the properties and ongoing monitoring of operating results. Collateral values are established based upon independently prepared appraisals.

Total loan portfolio (Dollars in millions)

1999	647
2000	818
2001	1,008
2002	1,195
2003	1,443

     Residential loans are comprised of 1-4 family and multi-family loans. This segment of the portfolio totaled $180.8 million at December 31, 2003, up $30.0 million, or 19.9% from the prior year total of $150.8 million. The low interest rate environment stimulated ongoing refinancing activity and growth in this portfolio during 2003. Residential 1-4 family loans represented $150.7 million, or 83.4% of the total. Our residential mortgage loans are secured by first liens on the underlying real property. We are a participating seller and servicer with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) and we generally underwrite our single-family residential mortgage loans to conform with standards required by these agencies. Multi-family loans, which represented $30.1 million of the total, primarily consist of loans secured by apartment complexes.

     Commercial and industrial loans include term loans, lines of credit, and demand loans. Commercial and industrial loans increased $50.5 million, or 15.0% at December 31, 2003 to $388.6 million from $338.0 million at December 31, 2002, with the increase led by term loans. Commercial and industrial loans are typically loans made to small to mid-sized businesses and consist of loans used to finance inventory, receivables, and other working capital needs. Typically, term loans are provided for equipment needs. As shown in the table below, we have maintained diversification of risk within industry classifications with the goal of limiting the risk of loss from any single unexpected event or trend.

     YEAR END COMMERCIAL AND INDUSTRIAL LOANS BY INDUSTRY CLASSIFICATION

	December 31, 2003

		Percent of	Number
(in thousands)	Balance	Balance	of loans

Construction	$93,827	24.2%	113
Services	92,231	23.8	286
Real estate-related	75,127	19.3	190
Individuals	36,736	9.5	97
Retail trade	30,440	7.8	116
Manufacturing	21,525	5.5	81
Wholesale trade	15,318	3.9	51
Transportation and public utilities	5,458	1.4	40
Other	17,930	4.6	52

Total	$388,592	100.0%	1,026

     Consumer loans increased 14.3% to $113.0 million at December 31, 2003 compared to $98.9 million at December 31, 2002. Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Home equity loans and lines represented 69.8% of total consumer loans in 2003. During 2003, lower interest rates accounted for increased activity in the home equity and installment loan portfolios. The expansion of our retail network has generated additional opportunities to increase the size of our consumer loan portfolio.

     Substantially all of our business is with customers located within Mercer County and contiguous counties. Changes in the region’s economic environment and real estate market conditions could adversely affect loan growth. Competition and future consolidation in our markets could also impact future loan growth.

     The following table provides information concerning the maturity and interest rate sensitivity of YNB’s commercial and industrial and commercial real estate-construction and development portfolios at December 31, 2003.

		After one	After
	Within	but within	five
(in thousands)	one year	five years	years	Total

Maturities:
Commercial and industrial	$209,168	$164,720	$14,704	$388,592
Commercial real estate - construction and development	72,582	50,308	900	123,790

Total	$281,750	$215,028	$15,604	$512,382

Type:
Floating rate loans	$264,417	$121,452	$2,517	$388,386
Fixed rate loans	17,333	93,576	13,087	123,996

Total	$281,750	$215,028	$15,604	$512,382

Asset Quality

We place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of our loans undersecured. If we are required to liquidate the collateral to satisfy the debt securing a loan during a period of reduced real estate values, our earnings could be adversely affected. Adverse economic and business conditions in our market area could reduce our growth, affect our borrowers’ ability to repay their loans, and consequently, adversely affect our financial condition and performance.

     In the last quarter of 2003, we charged off approximately $4.7 million of a $10.2 million commercial loan relationship after the borrower determined to cease operations. At this time, we do not anticipate additional material charge offs on this relationship. In addition, approximately $2.0 million of an $8.6 million commercial loan relationship to another borrower was charged off in the fourth quarter. We are continuing to work closely with this borrower to reach a resolution. The ultimate collectibility of the remaining balance, however, cannot be determined at this time.

     Our overall asset quality trends, excluding the two loan relationships above, have remained relatively strong. Over the last several years, we have successfully grown our loan portfolio while maintaining high asset quality standards. Based on our strict underwriting standards, collateral based approach to lending and depth of lending experience, we are expecting a return to our traditional loan quality performance in 2004.

     The following table sets forth nonperforming assets in our loan portfolio by type for the years indicated.

     NONPERFORMING ASSETS

	December 31,

(in thousands)	2003	2002	2001	2000	1999

Nonaccrual loans:
Commercial real estate	$1,321	$2,395	$888	$2,075	$733
Residential	255	1,526	1,133	2,423	740
Commercial and industrial	8,570	1,143	1,494	851	441
Consumer	35	55	98	453	275

Total nonaccrual loans	10,181	5,119	3,613	5,802	2,189

Restructured loans	—	711	770	532	540

Loans 90 days or more past due:
Residential	362	323	514	526	206
Commercial and industrial	—	—	—	—	47
Consumer	97	121	228	173	96

Total loans 90 days or more past due	459	444	742	699	349

Total nonperforming loans	10,640	6,274	5,125	7,033	3,078
Other real estate	—	1,048	2,329	2,041	2,585

Total nonperforming assets	$10,640	$7,322	$7,454	$9,074	$5,663

     Nonperforming assets increased $3.3 million to $10.6 million at December 31, 2003 compared to $7.3 million at December 31, 2002. For the five years ended December 31, 2003, YNB’s nonperforming assets have averaged approximately $8.0 million. Credit quality has remained relatively strong during periods of robust commercial loan growth. Nonperforming assets represented 0.44% of total assets at December 31, 2003 and 0.33% at December 31, 2002. The ratio was up modestly due primarily to the increase in nonperforming assets. Nonperforming assets as a percentage of total loans and other real estate were 0.74% at December 31, 2003, compared to 0.61% at December 31, 2002. Due to the two large loan charge offs in the last quarter of 2003, the ratio of net loan charge offs as a percent of average total loans increased to 0.67% for the year ended December 31, 2003 compared to 0.10% for the same period in 2002.

     Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming loans are comprised of loans on a nonaccrual basis, loans which are contractually past due 90 days or more as to interest or principal payments but have not been classified as nonaccrual, and loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

     Our policy regarding nonaccrual loans varies by loan type. Generally, commercial loans are placed on nonaccrual when they are 90 days past due, unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Residential mortgage loans are not generally placed on nonaccrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current, and future collectibility is reasonably assured, loans are returned to accrual status.

     Loans are classified as restructured loans when, for economic or legal reasons related to the borrower’s financial condition, we grant concessions to the customer that we would not otherwise consider. Generally, this occurs when the cash flow of the borrower is insufficient to service the loan under its original terms. Restructured loans remain on nonaccrual until collectibility improves and a satisfactory payment history is established, generally at least six consecutive monthly payments.

     Nonperforming loans totaled $10.6 million at December 31, 2003, an increase of $4.4 million from the $6.3 million at December 31, 2002. The increase in nonperforming loans resulted from an increase in nonaccrual loans.

     Nonaccrual loans were $10.2 million, or 0.71% of total loans at December 31, 2003, an increase of $5.1 million from the December 31, 2002 total of $5.1 million. Nonaccrual commercial and industrial loans represented approximately 84% of total nonaccrual loans. In addition to the two large charge offs previously discussed, approximately $7.2 million of the total nonaccrual loans at December 31, 2003 are associated with the remaining balance of those two lending relationships.

     There were no restructured loans at December 31, 2003 compared to $711,000 at December 31, 2002. Based upon the satisfactory payment history, the restructured loan from 2002 was returned to accrual status in January 2003.

Nonperforming Assets as a percentage of Total Assets (percentage)

1999	0.50
2000	0.56
2001	0.38
2002	0.33
2003	0.44

     At December 31, 2003, loans that were 90 days or more past due but still accruing interest represented $459,000 or 0.03% of total loans, compared to $444,000 or 0.04 % of total loans at December 31, 2002. Management’s decision to accrue interest on these loans is based on the level of collateral and the status of collection efforts.

     In the fourth quarter of 2003, our remaining two ORE properties were sold. There were no ORE properties remaining on our books at December 31, 2003. This compares to $1.0 million in ORE at December 31, 2002. ORE is reported at the lower of cost or fair value at the time of acquisition and at the lower of fair value, less estimated costs to sell, or cost thereafter.

     Our objective remains to maintain high credit standards that are reflected in our financial results. We believe that the relatively low level of nonperforming assets we have experienced over the past five years is indicative of our sound credit culture, which includes strict underwriting standards, active loan review, and strong credit policies. While we believe the events of the fourth quarter to be isolated, a number of factors beyond our control could cause nonperforming asset levels to rise from their current or historical levels, which would have a negative impact on our financial performance.

Allowance For Loan Losses

We have identified the allowance for loan losses to be a critical accounting policy. Based on internal reviews and valuations performed by our lending staff we rate substantially all of our loans based on their respective risk. These evaluations are, in turn, examined by our internal loan review staff. A formal loan review function is in place, independent of loan origination, to identify and monitor risk classifications. Our emphasis on commercial real estate and commercial and industrial loans has provided higher earnings. These loans, however, entail greater risk than residential mortgage and consumer loans. The primary emphasis in our risk rating system is on commercial real estate and commercial and industrial loans.

     Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. Risk ratings of 1 to 5 are considered to be acceptable risk and consist of loans rated as either minimal, modest, better than average, average and acceptable. Loans with acceptable risk were reserved at a range of 0.44% to 0.54% at December 31, 2003. Risk ratings of between 6 and 9 are considered higher than acceptable risk and consist of loans rated as special mention, substandard, doubtful and loss. Due to the higher level of risk, these loans were reserved at a range of 4.55% to 100% at December 31, 2003. Loans with a risk rating of 9 are considered to be a loss and would be reserved at 100%. At December 31, 2003, there were no 9 rated loans. Residential mortgage loans were assigned an individual risk reserve percentage of 0.04% due to the strong secured nature of these loans and the low levels of losses that have been experienced historically. Consumer loans were assigned reserve percentages of 0.01% for the lowest risk to 7.94% for the highest risk depending on the unsecured or secured status.

     The reserve percentage assigned to each risk-rating category is determined quarterly from historical loan loss rates based on an eight-quarter rolling trend utilizing migration analysis. In addition, we use our judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates, level of business activity and other factors. We closely monitor delinquencies and delinquency trends. All criticized assets are reviewed on a quarterly basis. Allocations for the allowance for loan losses, both specific and general, are determined after this review.

     We provide for possible loan losses by a charge to current income to maintain the allowance for loan losses at an adequate level according to our documented allowance adequacy methodology. For additional information on the provision for loan losses see “Results of Operations — Provision for Loan Losses.”

     The following table provides information regarding the allowance for loan losses for the dates indicated.

     Allowance for Loan Losses

	Year ended December 31,

(in thousands)	2003	2002	2001	2000	1999

Allowance balance, beginning of year	$16,821	$13,542	$10,934	$8,965	$6,768
Charge offs:
Commercial real estate	(1,853)	(78)	(696)	(356)	(233)
Residential	(251)	(168)	—	(288)	—
Commercial and industrial	(6,592)	(719)	(591)	(896)	(278)
Consumer	(293)	(223)	(412)	(327)	(574)

Total charge offs	(8,989)	(1,188)	(1,699)	(1,867)	(1,085)

Recoveries:
Commercial real estate	—	1	—	—	20
Commercial and industrial	6	11	31	—	—
Consumer	97	80	351	136	87

Total recoveries	103	92	382	136	107

Net charge offs	(8,886)	(1,096)	(1,317)	(1,731)	(978)
Provision charged to operations	9,360	4,375	3,925	3,700	3,175

Allowance balance, end of year	$17,295	$16,821	$13,542	$10,934	$8,965

Loans, end of year	$1,443,355	$1,195,143	$1,007,973	$818,289	$646,737
Average loans outstanding	$1,323,243	$1,085,306	$891,957	$723,570	$564,552
Allowance for loan losses to total loans	1.20%	1.41%	1.34%	1.34%	1.39%
Net charge offs to average loans outstanding	0.67	0.10	0.15	0.24	0.17
Nonperforming loans to total loans	0.74	0.52	0.51	0.86	0.48
Nonperforming assets to total assets	0.44	0.33	0.38	0.56	0.50
Nonperforming assets to total loans and other real estate owned	0.74	0.61	0.74	1.11	0.87
Allowance for loan losses to nonperforming assets	162.55	229.73	181.67	120.50	158.31
Allowance for loan losses to nonperforming loans	162.55%	268.11%	264.23%	155.47%	291.26%

     At December 31, 2003, the allowance for loan losses totaled $17.3 million, an increase of $474,000 or 2.8% from $16.8 million at December 31, 2002. The increase in the allowance reflected the extensive analysis previously discussed. It is our assessment, based on our judgment and analysis, that the allowance was appropriate in relation to the credit risk at December 31, 2003. The ratio of the allowance for loan losses to total loans was 1.20%, 1.41%, and 1.34%, at December 31, 2003, 2002, and 2001, respectively. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance to total nonperforming loans. At December 31, 2003, this ratio was 162.55% versus 268.11% at December 31, 2002.

     Extending credit to businesses and consumers exposes us to credit risk. We manage credit risk in the loan portfolio through adherence to strict underwriting standards, guidelines and limitations. Various approval levels, based on the amount of the loan and other credit considerations, have also been established. We recognize that despite our best efforts to manage credit risk, losses will occur. In times of economic slowdown, either within our markets or nationally, the risk inherent in our loan portfolio may increase. The timing and amount of loan losses that may occur is dependent upon several factors, most notably current and expected general, regional and local economic conditions and the specific financial condition of our borrowers. Although we use the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term changes.

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

	December 31,

	2003			2002			2001

			Percent of			Percent of			Percent of
	Reserve	Percent of	Loans to	Reserve	Percent of	Loans to	Reserve	Percent of	Loans to
(in thousands)	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

Commercial real estate	$7,225	41.8%	53.3%	$8,189	48.7%	50.8%	$6,843	50.5%	49.5%
Residential	719	4.2	12.5	1,063	6.3	12.6	1,106	8.2	14.1
Commercial and industrial	8,611	49.7	26.9	6,886	40.9	28.3	4,974	36.7	28.0
Consumer	740	4.3	7.3	683	4.1	8.3	619	4.6	8.4

Total	$17,295	100.0%	100.0%	$16,821	100.0%	100.0%	$13,542	100.0%	100.0%

	December 31,

	2000			1999

			Percent of			Percent of
	Reserve	Percent of	Loans to	Reserve	Percent of	Loans to
(in thousands)	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

Commercial real estate	$6,303	57.6%	52.1%	$5,229	58.3%	52.6%
Residential	1,118	10.2	14.8	840	9.4	14.4
Commercial and industrial	2,739	25.1	23.3	2,303	25.7	21.8
Consumer	774	7.1	9.8	593	6.6	11.2

Total	$10,934	100.0%	100.0%	$8,965	100.0%	100.0%

Securities

Our securities totaled $866.7 million or 35.6% of assets at December 31, 2003 compared to $876.4 million or 39.3% of assets at December 31, 2002. Cash flows from the securities portfolio in 2003 were used to fund commercial loan growth and provide liquidity. Securities continue to provide reliable interest income and a stable liquidity source. We seek to limit the credit risk in our portfolio by limiting the amount of corporate obligations we own. In addition, all of our mortgage-backed securities are agency named and our obligations of state and political subdivisions are primarily general obligation issues which typically have additional credit enhancement. The securities portfolio represented 38.9% of average interest earning assets during 2003 compared to 42.7% for 2002.

     The following tables present the amortized cost and market values of YNB’s securities portfolios at December 31, 2003, 2002, and 2001:

     SECURITIES AVAILABLE FOR SALE

	December 31,

	2003		2002		2001

	Amortized	Market	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury securities and obligations of other U.S. government agencies	$143,013	$141,898	$245,973	$248,901	$113,862	$113,861
Mortgage-backed securities	581,531	580,493	468,745	478,357	521,988	523,179
Corporate obligations	35,071	35,765	56,097	54,706	73,956	73,321
Federal Reserve Bank Stock	3,551	3,551	2,411	2,411	2,381	2,381
Federal Home Loan Bank Stock	36,300	36,300	37,300	37,300	34,751	34,751

Total	$799,466	$798,007	$810,526	$821,675	$746,938	$747,493

     INVESTMENT SECURITIES

	December 31,

	2003		2002		2001

	Amortized	Market	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value	Cost	Value

Obligations of other U.S. government agencies	$—	$—	$—	$—	$13,000	$13,066
Obligations of state and political subdivisions	65,747	67,468	50,308	52,212	48,694	47,729
Mortgage-backed securities	2,939	3,008	4,382	4,498	4,059	4,092

Total	$68,686	$70,476	$54,690	$56,710	$65,753	$64,887

     The securities available for sale (AFS) portfolio decreased $23.7 million to $798.0 million at December 31, 2003 from $821.7 million at December 31, 2002. The AFS portfolio is principally comprised of mortgage-backed securities (MBSs) and agency-callable bonds. AFS securities represented 92% of total securities at the end of 2003. Activity in this portfolio may be undertaken to take advantage of market conditions that create more attractive returns or to manage liquidity and interest rate risk. Mortgage-backed securities made up approximately 73% of the AFS portfolio at the end of 2003. MBSs represent securities guaranteed by FHLMC, GNMA or FNMA and CMOs backed by government agency securities. MBSs represented 67% of total securities at December 31, 2003 and provide a source of cash flows that are impacted by changes in interest rates.

     During 2003, we repositioned a portion of our AFS portfolio out of shorter-term U.S. agency-callable bonds and, to a lesser extent, corporate bonds, into longer-term MBSs to take advantage of the steepness of the treasury yield curve and enhance the yield of the AFS portfolio. These actions extended the duration of our securities portfolio from approximately 1.8 years at the end of 2002 to approximately 3.6 years at December 31, 2003. The amount of floating rate loans in our loan portfolio allowed us to extend the duration of the securities portfolio to increase the yield and protect interest income streams in a stable or falling rate environment. Our goal for managing the MBS portfolio is to obtain a dependable income stream and cash flows regardless of the interest rate environment.

     AFS securities are reported at market value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity. Volatility in the treasury yield curve was reflected in the rapidly changing market value of the AFS portfolio. At December 31, 2003, securities available for sale had a net unrealized loss, net of tax effect, of $964,000 compared to a net unrealized gain of $7.4 million at December 31, 2002, which is reported in “Accumulated Other Comprehensive Income (Loss)” in stockholders’ equity.

     Securities available for sale included in the Investment Growth Strategy totaled approximately $56.6 million at December 31, 2003, compared to approximately $230.1 million at December 31, 2002. This strategy reflected only 2.3% of total assets at the end of last year. During 2003, cash flows from this strategy were reinvested into higher yielding loans or reinvested in securities to achieve asset and liability objectives, and reduce our overall effective tax rate.

     Investment securities, classified as held to maturity, totaled $68.7 million at December, 31, 2003 compared to $54.7 million at December 31, 2002. Obligations of state and political subdivisions or tax-free municipal bonds comprise more than 95% of the total. The increase in investment securities was due principally to the $15.4 million increase in the municipal bond portfolio. The municipal bond portfolio grew to $65.7 million at December 31, 2003 from $50.3 million at December 31, 2002. Municipal bonds were purchased to reduce our effective tax rate and enhance the tax equivalent yield of the portfolio. Based on our anticipated levels of taxable income, we expect in 2004 to further increase the size of our municipal bond portfolio. Investment securities are carried at amortized historical cost. At December 31, 2003, investment securities had net unrealized gains of $1.8 million compared to net unrealized gains of $2.0 million at December 31, 2002.

     The expected maturities and average weighted yields for the securities portfolios as of December 31, 2003 are shown below. Yields for tax-exempt securities are presented on a fully taxable basis assuming a 34% tax rate. Expected maturities may differ from stated maturities because issuers may have the right to call their obligations with or without call or prepayment penalties. Mortgage-backed securities experience principal cash flows based on the activity on the underlying mortgages.

     SECURITY MATURITIES AND AVERAGE WEIGHTED YIELDS

     Securities Available for Sale

	December 31, 2003

		After one	After five
	Within	but within	but within	After
(in thousands)	one year	five years	ten years	ten years	Total

U.S. Treasury securities and obligations of other U.S. government agencies	$—	$59,694	$82,204	$—	$141,898
Mortgage-backed securities	—	2,884	17,434	560,175	580,493
Corporate obligations	2,056	5,058	1,000	27,651	35,765
Federal Reserve Bank Stock	—	—	—	3,551	3,551
Federal Home Loan Bank Stock	—	—	—	36,300	36,300

Total	$2,056	$67,636	$100,638	$627,677	$798,007

Weighted average yield, computed on a tax equivalent basis	5.74%	3.74%	4.22%	4.37%	4.30%

     Investment Securities

	December 31, 2003

		After one	After five
	Within	but within	but within	After
(in thousands)	one year	five years	ten years	ten years	Total

Obligations of state and political subdivisions	$590	$4,158	$9,479	$51,520	$65,747
Mortgage-backed securities	—	—	589	2,350	2,939

Total	$590	$4,158	$10,068	$53,870	$68,686

Weighted average yield, computed on a tax equivalent basis	7.34%	7.35%	6.89%	6.95%	6.97%

Mortgage-Backed Securities (MBS)

     MBS yields are impacted by changes in interest rates and related prepayment activity. In a rising interest rate environment, MBS prepayment activity should decrease, extending the weighted average lives. Accordingly, we would be required to amortize net premiums into income over a longer period of time, thereby increasing MBS yields and net interest income. Conversely, the opposite would occur in a declining interest rate environment.

     At December 31, 2003, we had total MBS balances of $583.4 million, of which $574.9 million were fixed rate. At December 31, 2002, we had mortgage-backed securities totaling $482.7 million, of which $454.3 million were fixed rate. CMOs represented $257.7 million and $219.5 million of total outstanding MBS balances at December 31, 2003 and 2002, respectively. Lower interest rates in 2003 resulted in higher than projected prepayment speeds which generated substantially greater cash flows totaling $385.2 million compared to $264.1 million in 2002.

     During the latter half of 2003, MBSs were purchased at or close to par to mitigate the negative impact to MBS yields we were experiencing due to premium amortization. These purchases were typically securities with stable cash flow projections and limited extension risk in a gradually rising interest rate environment. We believe the actions taken should result in higher yields from the securities portfolio as we enter 2004.

     The following tables provide information regarding unrealized losses and the level of impairment in our securities portfolios at December 31, 2003.

     SECURITIES AVAILABLE FOR SALE

	December 31,

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of other
U.S. government agencies	$90,533	$(1,481)	$—	$—	$90,533	$(1,481)
Mortgage-backed securities	298,921	(6,214)	692	(19)	299,613	(6,233)
Corporate obligations	—	—	4,744	(152)	4,744	(152)

Total	$389,454	$(7,695)	$5,436	$(171)	$394,890	$(7,866)

INVESTMENT SECURITIES

	December 31,

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	12,797	(260)	598	(26)	13,395	(286)
Mortgage-backed securities	—	—	574	(4)	574	(4)

Total	$12,797	$(260)	$1,172	$(30)	$13,969	$(290)

     We evaluate all securities with unrealized losses quarterly to determine whether the loss is other than temporary. At December 31, 2003, we determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses, the performing nature of these securities, and the low level and short time frame of the unrealized losses. Management believes that the unrealized losses in the securities portfolios were caused by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on mortgage-backed securities.

     At December 31, 2003, there were 109 issues that had unrealized losses of less than twelve months. These issues included one U.S. Treasury bond, 17 issues of agency-callable bonds, 64 agency named mortgage-backed securities, including CMOs, and 27 obligations of state and political subdivisions (tax-free municipal bonds) all of which had an investment grade rating at the time of purchase and at year end.

     At December 31, 2003, there were eight issues that had unrealized losses of twelve months or longer. Three of the issues were agency named mortgage-backed securities, including CMOs, and one was a tax free municipal bond all of which had an investment grade rating at the time of purchase and at year end. The remaining four issues were floating rate trust preferred securities issued by financial institutions. All four of these issues were sold in February 2004, which resulted in an approximate net loss of $120,000.

Deposits

Deposits represent our primary funding source supporting earning asset growth. In 2003, we continued the expansion of our branch network in Mercer County and opened our first branches in demographically-attractive Somerset County. The continued strengthening of our brand image and targeted marketing of products and services has contributed to our success in attracting lower cost core deposits. The successful bidding on surrogate’s deposits in several New Jersey counties and public fund accounts has helped strengthen liquidity and reduce the need for higher cost, time deposits. We also believe that deposit growth has also benefited from the volatility in the financial markets.

     In December 2003, we completed the first branch acquisition in our history by acquiring the Lawrence branch of First Savings Bank, a subsidiary of First Sentinel Bancorp, Inc., further expanding YNB’s retail network in our primary market of Mercer County. The acquisition added approximately $38 million to our deposit base and has been well received by our new customers. We paid a premium of approximately 5.0% for these deposits.

     Total deposits grew to $1.48 billion at December 31, 2003 compared to $1.27 billion at year-end 2002, an increase of $211.5 million or 16.6%. Core deposit balances, which include non-interest and interest bearing demand, savings, and money market deposits, increased during 2003, with the growth primarily led by interest bearing demand deposits, money markets and non-interest bearing demand deposits.

      The following table shows the classification of our average deposits and average rates paid for each of the last three years.

     AVERAGE DEPOSIT BALANCES AND RATES

	December 31,

	2003			2002			2001

			% of			% of			% of
(in thousands)	Balance	Rate	Total	Balance	Rate	Total	Balance	Rate	Total

Non-interest bearing demand deposits	$139,332	—%	10.0%	$118,154	—%	9.8%	$104,577	—%	10.4%
Interest bearing demand deposits	233,210	2.16	16.7	113,261	2.38	9.4	88,765	2.70	8.8
Money market deposits	341,145	1.59	24.4	276,506	2.75	22.9	154,901	4.02	15.4
Savings deposits	87,907	0.76	6.3	80,218	1.16	6.7	74,929	1.75	7.4
Certificates of deposit of $100,000 or more	137,168	2.93	9.8	148,119	3.50	12.3	129,340	5.86	12.9
Other time deposits	457,717	3.17	32.8	469,858	3.78	38.9	453,747	5.97	45.1

Total	$1,396,479	2.10%	100.0%	$1,206,116	2.83%	100.0%	$1,006,259	4.43%	100.0%

     Average total deposits increased $190.4 million, or 15.8% to $1.40 billion for 2003 compared to $1.21 billion for 2002. The average rate paid on our deposits during 2003 was 2.10%, a 73 basis point decrease from 2.83% during 2002. The combination of a lower interest rate environment and changes in the composition of our deposit base, has contributed to our lower cost of deposits.

     By attracting and increasing balances in non-interest demand deposits, we expect to continue to reduce our cost of deposits and increase net interest income. During 2003, average non-interest bearing demand deposits increased by $21.2 million, or 17.9% to $139.3 million from $118.2 million for 2002. While we have experienced success in establishing new consumer interest bearing checking accounts and relationships, the increase in non-interest bearing demand deposits was primarily attributable to the growth in new and existing business relationships. The introduction of “Business DDA Plus” to our small business customers contributed to the increase in balances.

     Average interest bearing demand and money market deposits in 2003 increased 105.9% and 23.4%, or $119.9 million and $64.6 million, respectively, as compared to 2002. Average savings deposits also increased 9.6% in 2003. There were two factors that led to the outstanding growth of average interest bearing demand deposits. In 2003, we introduced “Simply Better Checking” in our northern region (comprised of Hunterdon, Middlesex and Somerset Counties in New Jersey), as well as in Bucks County, Pennsylvania. “Simply Better Checking” is a relationship-oriented interest bearing demand deposit account with an above average interest rate during its initial six month period. Marketing and targeted direct mail supported the successful introduction of this product during 2003. For 2003, 612 net new accounts were opened with approximately $61.9 million in balances. Also, in January 2003, we were awarded approximately $46.0 million in new surrogate’s deposits through a competitive bidding process. The average cost of these deposits was approximately 2.95%. Approximately $32.0 million of these deposits was up for bid in December 2003. In January 2004, we were successful in retaining these deposits and added an additional $22 million in new surrogate’s deposits.

     With time deposits less attractive in the current rate environment, depositors have continued to be attracted to our competitively priced Premier Money Market account, supporting the growth in this segment of our deposit base. The average cost of these deposits decreased 75 basis points from 2.39% in 2002 to 1.64% in 2003.
Total deposits at Year End
(Dollars in millions)
1999	744
2000	950
2001	1,093
2002	1,272
2003	1,484

     Total average time deposits, which consist of certificates of deposit of $100,000 or more and other time deposits, which include individual retirement accounts, decreased 3.7% or $23.1 million to $594.9 million from $618.0 million in 2002. The average months to maturity on the entire CD portfolio at December 31, 2003 was approximately 11 months. Due to the repricing characteristics and pricing of time deposits in relation to other deposit products, the average cost of time deposits declined 59 basis points in 2003 to 3.12% from 3.71% in 2002. We market CDs through our branch network and nationally through a computer software based service and these CDs totaled $65.5 million at December 31, 2003 compared to $96.8 million at year-end 2002. While typically more costly than CDs raised through our branch network, these CDs have represented a dependable source of liquidity during times of increased loan demand.

     The following table details amounts and maturities for certificates of deposit of $100,000 or more for the years indicated:

	December 31,

(in thousands)	2003	2002

Maturity Range:
Within three months	$36,740	$46,683
After three months but within six months	28,701	22,015
After six months but within twelve months	24,213	36,466
After twelve months	44,293	40,027

Total	$133,947	$145,191

     The continued execution of our retail strategy is expected to attract lower cost core deposits, reduce our cost of funds, and raise net interest income levels. The addition of new cash management services and the introduction of new deposit products to our business customers and to consumers in an expanding marketplace should have a positive impact on creating and expanding profitable customer and business relationships. “Simply Better Checking” was introduced in our primary Mercer County marketplace in February 2004. Based on our results in other markets we expect significant deposit growth in 2004 from this product. Competition in our markets, our ability to fund our loan growth with lower cost core deposits, and our customers’ desire to achieve the highest return possible on their money, could affect deposit growth, net interest income and our net interest margin.

Borrowed Funds

While it is our preference to fund our asset growth through core deposits, we have utilized borrowed funds for our earning asset growth not supported by deposit generation and also for asset and liability and liquidity management purposes. Borrowed funds consist primarily of FHLB advances. Borrowed funds totaled $738.1 million at December 31, 2003, a decrease of $19.6 million or 2.6% when compared to $757.7 million at December 31, 2002. The decrease in borrowed funds was due to the decrease in FHLB advances. At December 31, 2003, borrowed funds represented 30.4% of our assets compared to 34.0% at year-end 2002.

     FHLB advances totaled $726.0 million at December 31, 2003 compared to $746.0 million at December 31, 2002. The $20.0 million decrease in advances in 2003 was due to the maturity of advances totaling $20.0 million in the first half of 2003. Our FHLB advance portfolio, backed by securities and mortgages (residential and commercial) as collateral, includes callable advances that have terms of two to ten years and are callable after periods ranging from three months to five years. Callable borrowings totaled $635.0 million at December 31, 2003, of which $506.0 million have call dates in 2004. Generally, when rates rise, some or all of these advances could be called and we expect would then need to be replaced with higher cost borrowings. Conversely, when interest rates fall, advances are not likely to be called. Based on our analysis at year-end 2003, we believe that an increase of 400 basis points in interest rates in 2004 would not be likely to result in significant calls.

     As a member of the FHLB, we have utilized advances for funding earning asset growth, enhancing liquidity, managing interest rate risk and funding the Investment Growth Strategy. FHLB advances require no deposit insurance premiums and operational overhead costs are considerably less than those associated with deposits. There are, however, stock requirements associated with borrowings provided by the

FHLB. We currently own $36.3 million of FHLB stock. The FHLB of New York suspended its fourth quarter cash dividend, negatively impacting our net interest income in the last quarter. Although the dividend was reinstated in the first quarter of 2004, however at a lower level, management will continue to monitor the financial health of the FHLB of New York and adjust funding strategies as needed.

     Borrowed funds also include $755,000 related to our Employee Stock Ownership Plan (ESOP). In May 2003, the ESOP purchased 39,515 shares of our common stock from our 401(k) savings plan for approximately $755,000.

     Borrowed funds averaged $742.9 million in 2003, an increase of $7.7 million from the $735.2 million average reported in 2002. The average cost of borrowed funds decreased 13 basis points during the year to 4.82% compared with 4.95% in 2002. The retirement of $20.0 million in higher cost advances and the lower cost of floating rate advances resulted in the lower interest expense on borrowed funds in 2003 compared to 2002.

     At December 31, 2003, we had $503.5 million in FHLB advances backed by securities collateral and $222.5 million backed by mortgage collateral. As additional commercial and residential mortgages qualify as collateral, it is our intent to replace securities collateral with mortgage collateral when advances are renewed to enhance our liquidity profile. In 2004, $97.0 million in FHLB advances, all LIBOR based, will mature. The average rate paid on those advances is approximately 1.17%.

     Although our goal is to continue to reduce borrowed funds as a percentage of our funding base, we may continue to use borrowed funds, within approved policy guidelines, as an alternative funding source or to meet desired business, asset and liability, and liquidity objectives.

     We have taken actions over the last several years which will mitigate future long-term interest rate risk from FHLB advances. With the de-emphasis of the Investment Growth Strategy, the use of 10-year callable advances for that purpose has been eliminated. In this historically low interest rate environment the higher cost callable FHLB advances have limited our ability to improve our net interest margin. We have evaluated several options to reduce the cost of these borrowings. Should it become economically feasible we would retire or restructure all or a portion of these borrowings to improve future period earnings. As our deposit base continues to grow, we expect borrowed funds, as a percentage of assets, to continue to diminish in importance.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2003, our significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

	Payments due by period

	Less than			More than
(in thousands)	1 year	1-3 years	3-5 years	5 years	Total

Contractual Obligations
Time deposits	$391,865	$122,459	$76,542	$—	$590,866
Borrowed funds	98,702	10,378	26,500	602,500	738,080
Subordinated debentures	—	—	—	47,428	47,428
Operating lease obligations	2,180	4,264	4,346	8,579	19,369
Other long-term liabilities	38	517	517	3,331	4,403

Total	$492,785	$137,618	$107,905	$661,838	$1,400,146

     In the normal course of business, we enter into certain contractual obligations. Such obligations include obligations to make future payments on debt and lease arrangements as well as payments on deferred compensation and postretirement benefits. We have no capital lease obligations or other significant long-term contractual obligations. Time deposits are shown at the maturity date. Borrowed funds include periodic payments of principal. Noncallable borrowed funds are shown at maturity date while callable borrowed funds are shown at either the call date, if a call was deemed likely at December 31, 2003, or otherwise at the maturity date. Subordinated debentures are shown at the maturity date.

     We enter into a variety of financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and letters of credit, both of which involve, to varying degrees, elements of risk in excess of the amount reflected in the consolidated financial statements.

     Credit risk for letters of credit is managed by limiting the total amount of arrangements outstanding and by applying normal credit policies to all activities with credit risk. Collateral is obtained based on management’s credit assessment of the customer. The contract amounts of off-balance sheet financial instruments as of December 31, 2003 and 2002 for commitments to extend credit were $305.5 million and $243.1 million, respectively, and for letters of credit, were $28.2 million and $19.6 million, respectively. Commitments to extend credit and letters of credit may expire without being drawn upon, and therefore, the total commitment amounts do not necessarily represent future cash flow requirements.

     Further discussion of our other commitments and contingent liabilities is included in Note 14 of Notes to the Consolidated Financial Statements. In addition, we have commitments and obligations under other postretirement benefit plans as described in Note 10 of Notes to the Consolidated Financial Statements.

Asset and Liability Management

The objective of asset and liability management is the prudent control of market risk, liquidity risk and the appropriate use of capital, while maximizing profitability. One of the primary goals of asset and liability management is to prudently maximize net interest income. The risk to net interest income is derived from the difference in the maturity and repricing characteristics between assets and liabilities.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Market risk arises principally from interest rate risk inherent in loans, securities, deposits and borrowings. We seek to manage our asset and liability portfolios to help reduce any adverse impact on net interest income caused by fluctuating interest rates. Interest rate risk due to a sudden and significant change in interest rates may adversely impact our earnings to the extent that the interest rates of assets and liabilities do not change at the same speed, to the same extent or on the same basis. Accordingly, we actively analyze and manage our interest rate exposures.

     Our Asset and Liability Committee (ALCO) provides oversight to the interest rate risk management process. ALCO recommends policy guidelines regarding exposure to interest rates for approval by the Board of Directors. Adherence to these policies is monitored on an ongoing basis and decisions related to the management of interest rate exposure due to changes in balance sheet composition and/or market interest rates are made when appropriate and agreed to by ALCO and approved by the Board of Directors.

     The primary goal of our interest rate risk management is to control exposure to interest rate risk inherent in the balance sheet, determine the appropriate risk level given our strategic objectives, and manage the risk consistent with ALCO and the Board of Directors’ approved limits and guidelines. These limits and guidelines reflect our tolerance for interest rate risk over both short- and long-term time horizons. Our ALCO meets monthly to discuss pertinent asset and liability issues. On a quarterly basis, we provide a detailed review of our interest rate risk position to the Board of Directors.

     We manage and control interest rate risk by identifying and quantifying interest rate risk exposures through the use of net interest income simulation and economic value at risk models. Both measures may change periodically as the balance sheet composition and underlying assumptions change.

     We also use a traditional gap analysis that complements the simulation and economic value at risk modeling. The gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also does not fully account for imbedded options, caps and floors. The gap analysis is prepared based on the maturity and repricing characteristics of interest earning assets and interest bearing liabilities for selected time periods.

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

     The following table reflects our gap position at December 31, 2003.

     RATE SENSITIVE ASSETS AND LIABILITIES

	December 31, 2003

		Six	More than	More than	More than	More than
	Under	months	one year	two years	five years	ten years
	six	through	through	through	through	and not
(in thousands)	months	one year	two years	five years	ten years	repricing	Total

ASSETS
Cash and due from banks	$—	$—	$—	$—	$—	$25,785	$25,785
Federal funds sold and interest bearing deposits	27,922	—	—	—	—	—	27,922
Available for sale securities	75,502	67,157	139,760	310,880	121,601	83,107	798,007
Investment securities	3,938	344	3,195	5,794	27,400	28,015	68,686
Loans	336,591	154,527	175,718	495,921	194,337	86,261	1,443,355
Other assets, net	—	15,911	—	—	—	51,527	67,438

Total Assets	$443,953	$237,939	$318,673	$812,595	$343,338	$274,695	$2,431,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand	$—	$—	$—	$—	$—	$163,812	$163,812
Savings and interest bearing demand	96,614	117,954	5,573	156,230	—	—	376,371
Money market	65,724	68,484	—	218,552	—	—	352,760
Certificates of deposit of $100,000 or more	65,442	24,213	20,186	24,106	—	—	133,947
Other time deposits	205,771	96,439	80,910	73,799	—	—	456,919

Total deposits	$433,551	$307,090	$106,669	$472,687	$—	$163,812	$1,483,809
Borrowed funds	109,080	0	0	72,500	556,500	—	738,080
Subordinated Debentures	25,654	—	—	—	—	21,774	47,428
Other liabilities	—	—	—	—	—	18,319	18,319
Stockholders’ equity	—	—	—	—	—	143,557	143,557

Total Liabilities and Stockholders’ Equity	$568,285	$307,090	$106,669	$545,187	$556,500	$347,462	$2,431,193

Gap	(124,332)	(69,151)	212,004	267,408	(213,162)	(72,767)
Cumulative gap	(124,332)	(193,483)	18,521	285,929	72,767	—
Cumulative gap to total assets	(5.1)%	(8.0)%	0.8%	11.8%	3.0%	—

     As indicated in the table, our one-year gap position at December 31, 2003 was (8.0)%. The negative gap in the table above includes over $500 million of at-the-money or in-the-money floors on prime related commercial loans. These floors, for gap purposes, effectively convert these floating rate loans to fixed rate loans. Approximately $225 million of the floor contracts expire within 12-months. Should interest rates increase, and loan rates rise above their floors, the yield on these loans would increase. This benefit to rising rates is not reflected in the gap table. If this benefit were reflected, the effective one-year gap position would become a positive 3.4%. Gaps, as a static measurement, cannot capture the effects of options on earnings. Generally, a financial institution with a positive gap position will most likely experience an increase in net interest income during periods of rising rates and decreases in net interest income during periods of falling interest rates.

     Included in the analysis of our gap position are certain savings, money markets and interest bearing demand deposits, which are less sensitive to fluctuations in interest rates than other interest bearing sources of funds. In determining the sensitivity of such deposits, we review the movement of our deposit rates over the last 12 months relative to market rates. Historically, we had used regression analysis to determine deposit sensitivity, but due to the lower interest rate environment experienced over the last two-years, recent pricing patterns are considered a more accurate tool.

     Simulation Modeling

     The simulation model measures the volatility of net interest income to changes in market interest rates. We dynamically model our interest income and interest expenses over specified time periods under different interest rate scenarios and balance sheet structures. We measure the sensitivity of net interest income over 12- and 24-month time horizons, based on assumptions approved by ALCO and ratified by the Board of Directors. The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model.

     In our base case simulation, the composition of the balance sheet is kept static. Volatility is measured from a base case where interest rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over 12- and 24-month periods with a change in interest rates of plus and minus 200 basis points over a 12-month period and continuation of rates at that level for the second year. Due to the low interest rate environment, a minus 100 basis point scenario was used. The base case scenario is measured within a policy guideline of –7% change in net interest income in year one and –14% change in year two.

     The following table reflects the estimated change in net interest income from the base case scenario for a one and two-year period based on our December 31, 2003 balance sheet:

	Percentage Change in
	Net Interest Income

Change in Market Interest Rates	2004	2005

+200 basis points	3.4%	2.6%
Flat	—	—
-100 basis points	(0.4)	(0.3)

     Based on our simulation analysis we believe our interest rate risk position is fairly balanced over the next 12 to 24 months whether we experience either rising or falling interest rates. Our net interest income will benefit most from gradually rising interest rates. Changes in the composition of the balance sheet in 2003 have positioned net interest income levels to rise in 2004 and move our net interest margin higher in either a flat or rising rate environment. By reducing our reliance on time deposits and building core deposits in 2003, we have reduced interest expense, which will contribute to greater net interest income. During 2003, the percentage of our floating rate commercial loans allowed us to extend the duration of the investment portfolio. The combination of these two actions should result in higher levels of net interest income in 2004. As a natural hedge against lower interest rates, most commercial loans booked over the last two years have contractual interest rate floors, which may mitigate the impact to net interest income, should rates decline.

     We also measure, through simulation analysis, the impact to net interest income based on expected balance sheet growth scenarios in addition to rate ramps greater than 2% over 12- and 24-month periods. When factoring our 2004 financial projections (Growth Scenario) into the simulation model, we see similar results. Based on our simulation analysis, we believe our net interest income would be fairly comparable, assuming expected changes in balance sheet composition. Due to the assumptions used in preparing our simulation analysis actual outcomes could differ significantly from the simulation outcomes.

     Economic Value at Risk

     We also measure long-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting cash flows from our assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. The sensitivity of EVE to changes in the level of interest rates is a measure of the sensitivity of long-term earnings to changes in interest rates. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists our percentage change in EVE in a plus or minus 200 basis point rate shock at December 31, 2003 and 2002. The policy guideline is –25%. Due to the low interest rate environment in 2003 and 2002, not all interest rates could be shocked 200 basis points.

	Percentage Change in EVE

Change in Market Interest Rates (Rate Shock)	2003	2002

+200 basis points	-22	-11
-100 basis points	-8	-18

     Based on the underlying assumptions used, we were within the policy guideline at year end 2003. During 2003, our long-term interest rate risk profile was negatively impacted in an immediate interest rate increase of 200 basis points by several factors. The lengthening of the duration of the investment portfolio caused by the purchase of longer duration mortgage-backed securities, particularly CMOs, while improving the yield on the portfolio contributed to the increased risk in a +200 basis point rate shock. The callable FHLB advance portfolio, due to the higher cost as compared to market levels, results in a significantly lower present value of equity. This lower present value of equity magnifies the variance in EVE when rate shocks are applied to the balance sheet. Over time, the impact of the callable FHLB advance portfolio on EVE should decline as these advances move closer to their maturity dates.

     Certain shortcomings are inherent in the methodology used in the previously discussed interest rate risk measurements. Modeling changes in the simulation and EVE analysis require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. There are many factors that management evaluates when constructing the assumptions used in short-term and long-term interest rate risk models. One of the most important assumptions involves deposits without fixed maturity dates. These include non-interest bearing demand, interest bearing demand, savings and money market deposits and represent a significant portion of our deposit base. We believe these deposits are less sensitive to changes in interest rates than our deposits and assets on our balance sheet. The balance of these deposits and the rates paid on them may fluctuate due to changes in market interest rates, competition or by the fact that customers may add or withdraw these deposits at any time at no cost. These characteristics and the lack of a maturity date makes modeling these deposits for both simulation and EVE purposes very difficult. A modest change in the maturity term or repricing characteristics can result in very different outcomes. Since each financial institution assigns different repricing and maturity terms to these non-maturity deposits, comparing risk between institutions without understanding the treatment of non-maturity deposits has limited value. Another source of uncertainty reflects the options embedded in many of our financial instruments, which included loans, investments and callable FHLB advances. To deal with the many uncertainties when constructing either short or long-term interest rate risk measurements, management has developed a number of assumptions. Depending on the product or behavior in question, each assumption will reflect some combination of market data, research analysis and business judgment. Assumptions are reviewed periodically with changes made when deemed appropriate.

     Accordingly, although these models provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on YNB’s net interest income or economic value of equity and may differ materially from actual results.

     We believe that more likely scenarios include gradual changes in interest rate levels. We continue to monitor our gap position and rate shock analyses to detect changes to our exposure to fluctuating interest rates. We have the ability to shorten or lengthen maturities on assets, sell securities, enter into derivative financial instruments, or seek funding sources with different repricing characteristics in order to change our asset and liability structure for the purpose of mitigating the effect of interest rate risk changes.

Liquidity Risk

     The objective of liquidity management is to meet the cash flow requirements of depositors and borrowers, as well as the operating cash needs of YNB at the lowest possible cost. Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments as well as the risk of not being able to meet unexpected cash needs or unexpected deposit outflows.

     ALCO is responsible for liquidity risk management. This committee recommends liquidity policy limits that are approved by the Board of Directors and receives detailed monthly reports on our liquidity position, including compliance with limits and guidelines. It includes a review of forecast liquidity needs over time frames up to one year and the adequacy of funding sources to meet these needs. As part of liquidity risk management, we have developed a detailed contingency funding plan. On a quarterly basis, ALCO reviews the adequacy of funding in adverse environments due to changes in interest rates, credit markets or other external risks through its contingency funding report.

     Traditional sources of liquidity include deposit growth, asset prepayments and maturities. In addition, we have used and expect to continue to use borrowed funds to support and enhance liquidity. In addition to the execution of our retail strategy in 2003, which has increased core deposits, we utilize a nationwide computer software-based service to raise funds through placement of CDs to bolster liquidity and fund loan growth. Brokered CD facilities are also available as another source of liquidity. Asset prepayments include proceeds from principal on loans and mortgage-backed securities. Mortgage-backed securities represented approximately 60% of total securities during 2003 and generated substantial cash flows of approximately $385 million which strengthened liquidity. While maturities and scheduled amortization of loans and MBS are generally a predictable source of funds, deposit flows and securities prepayments are greatly influenced by interest rates and competition.

     We are eligible to borrow additional funds from the FHLB subject to its stock and collateral requirements, and individual advance proposals based on FHLB credit standards. FHLB advances are collateralized by securities as well as residential and commercial mortgage loans. We also have the ability to borrow at the Federal Reserve discount window. We also maintain unsecured Federal funds lines totaling $29 million with five correspondent banks for daily funding needs.

     At the financial holding company level, we use cash to pay dividends to stockholders and interest due on subordinated debentures. The principal source of funding for these payments comes from dividends from the Bank.

     During 2003, we took actions to further strengthen our liquidity profile. The continued implementation of our retail strategy has increased core deposits and enhanced liquidity. We hold a diversified portfolio of marketable securities from which funds could be promptly generated. Total unpledged securities were approximately $331.3 million at December 31, 2003. In addition, mortgage-backed securities have provided cash flows to support asset growth in 2003. Effective liquidity planning and management will be critical in funding loan growth at a reasonable cost to achieve profitability targets in 2004. We believe the ongoing execution of our retail strategy, competitive bidding on surrogate’s deposits, cash flows from our mortgage-backed securities portfolio and the development of additional funding sources will provide the funding to achieve profitability goals in 2004 while maintaining a strong liquidity profile.

Capital

     The management of capital in a highly regulated environment requires a balance between earning the highest return for stockholders while maintaining sufficient capital levels for proper risk management, satisfying regulatory requirements, and for future expansion. Our capital management is designed to assure that we are always well capitalized, as defined by regulatory authorities, and have the necessary capital for our expansion plans.

     Stockholders’ equity at December 31, 2003 totaled $143.6 million compared to $145.9 million at December 31, 2002. The decrease in stockholders’ equity was primarily due to the market depreciation of securities available for sale. The decrease in equity of $2.3 million or 1.6% resulted from earnings of $10.3 million, proceeds of $492,000 from exercised stock options, proceeds of $69,000 from shares issued through our dividend reinvestment plan, $400,000 from allocated ESOP shares, and an increase of $221,000 associated with the fair market adjustment related to the allocation of shares from the ESOP, offset by cash dividend payments of $4.8 million, a negative adjustment to equity of $8.3 million from the tax-adjusted depreciation in market value of securities available for sale, the purchase of shares from our 401(k) Plan for our ESOP totaling $755,000, and the increase in treasury stock from the purchase of 346 shares of our common stock associated with our previous dividend reinvestment plan.

     On December 13, 2002, we completed the sale of 2.3 million shares of our common stock in an underwritten common stock offering. The common stock was sold at a price of $16.25 per share and generated gross proceeds of $37.4 million. Net proceeds after underwriting and other offering expenses were $34.3 million, of which $33.0 million was contributed to the Bank to support asset growth.

     We have an ESOP that permits eligible employees to share in our growth through stock ownership. In May 2003, the ESOP purchased an additional 39,515 shares from our 401(k) Plan for $755,000. The YNB Stock Fund, a fund offered through our 401(k) Plan, was discontinued in May 2003. The ESOP financed the stock purchase with a loan from a nonaffiliated financial institution. The loan is for a term of two years with a maturity date of December 31, 2005. The balance of the new loan will be repaid in equal installments over the remaining term of the loan. The shares purchased by the ESOP were used as collateral for the loan. At December 31, 2003, the original loan used to purchase 155,340 shares for $2 million, when the ESOP was initiated in 1999, had been paid in full.

     The balance of unallocated ESOP shares at December 31, 2003 was $755,000. The annual expenses associated with the ESOP were $618,000 in 2003, $526,000 in 2002 and $439,000 in 2001. These expenses include compensation expense, debt service on the loan and any adjustment required due to changes in the market value of the shares at time of allocation. The reason for the increase in cost was related to the increase in the market value of our common stock.

     At December 31, 2002, we were not in compliance with certain regulatory requirements and Nasdaq standards relating to certain benefit plans and our dividend reinvestment plan, which were promptly addressed. For a discussion of these matters, see “Notes to Consolidated Financial Statements – Notes 10 and 11.”

     In June 2003, the stockholders approved a non-qualified stock option plan for non-employee directors (the 2003 Directors Plan). This plan allows for the granting of 250,000 shares of our common stock at an option price no less than the market value of the stock on the date of grant. Options granted under this plan vest immediately and have a term not to exceed ten years. This plan provides for a grant of 3,000 options per year to each non-employee director who is a director on the day immediately after each annual meeting of stockholders. In addition, the plan allows for the granting of stock options to new non-employee directors. At December 31, 2003, there were 223,000 shares available for grant under the 2003 Director Plan.

     Dividends declared on common stock totaled $0.46 per share or 4.5% higher for 2003 compared to $0.44 per share for 2002. The dividend payout ratio was 46.5% for 2003, compared to 25.3% for 2002. The increase in the dividend payout ratio was due to lower earnings in 2003 and the increase in per share dividends on a greater number of shares.

Regulatory Capital

We are subject to capital guidelines under Federal banking regulations. These banking regulations relate a company’s regulatory capital to the risk profile of its total assets and off-balance sheet items, and provide the basis for evaluating capital adequacy. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories each with applicable weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. These guidelines require a minimum ratio of total risk based capital to total risk-weighted assets (“total risk based capital”) of 8%, including tier 1 capital to total risk-weighted assets (“tier 1 risk based”) of 4% and a tier 1 capital to average total assets (“tier 1 leverage”) of at least 4%.

     At December 31, 2003, the most recent notification from the appropriate federal regulator categorized the Company as “well capitalized” under the regulatory framework. Under the capital adequacy guidelines, a well capitalized institution must maintain a total risk based capital ratio of at least 10%, a tier 1 risk based capital ratio of at least 6% and a tier 1 leverage ratio of at least 5%.

     The following table sets forth our regulatory capital ratios at December 31, 2003, 2002 and 2001:

	December 31,

(in thousands)	2003	2002	2001

Tier 1 leverage	8.0%	8.2%	6.9%
Tier 1 risk-based	11.1%	11.8%	10.0%
Total risk-based	12.1%	13.0%	11.3%

     Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003. FIN 46 applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. FIN 46 required us to deconsolidate our subsidiary trusts and could affect the tier 1 capital treatment of trust preferred securities under Federal banking regulations.

     In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include trust preferred securities in their tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in tier 1 capital for regulatory capital purposes. If the Company was not allowed to include the $46.0 million in trust preferred securities issued by subsidiary trusts in tier 1 capital at December 31, 2003, the Company would no longer be considered “well capitalized” but would be considered “adequately capitalized”. The Bank capital ratios would not be directly affected by the exclusion of trust preferred securities and the bank would still be considered “well capitalized.”

Subordinated Debentures (Trust Preferred Securities)

     We obtained a portion of the funds needed to support the growth of the Bank through the sale of subordinated debentures (“subordinated debentures”) of Yardville National Bancorp to our subsidiary statutory business trusts (“trusts”). These trusts exist for the sole purpose of raising funds through the issuance of trust preferred securities (“trust preferred securities”), typically in private placement transactions, and investing the proceeds in the purchase of the subordinated debentures. The interest rate on the subordinated debentures is identical to the interest rate on the trust preferred securities. Subordinated debentures are the sole assets of each trust and each trust is obligated to distribute all proceeds of a redemption of the subordinated debentures, whether voluntary or upon maturity, to holders of its trust securities. Yardville National Bancorp’s obligation with respect to the subordinated debentures, when viewed together with the obligations of each trust with respect to its trust preferred securities, provides a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of each trust to pay amounts when due on the trust preferred securities of each respective trust.

     For the year ended December 31, 2003, our trust subsidiaries, along with the transaction date, principal amount of subordinated debentures issued, interest rate of subordinated debentures, maturity date of subordinated debentures, commencement date for redemption of subordinated debentures, and principal use of proceeds, were comprised of the following:

		Principal	Interest	Maturity	Earliest Date
		Amount of	Rate for	Date of	upon which
	Transaction	Subordinated	Subordinated	Subordinated	Redemptions
Name of Trust	Date	Debentures	Debentures	Debentures	are Permitted

Yardville Capital Trust	November 1997	$11,856,000	9.25%	November 1, 2027	Redeemed in March 2003

Yardville Capital Trust II	June 2000	$15,464,000	9.50%	June 22, 2030	June 23, 2010

Yardville Capital Trust III	March 2001	$6,190,000	10.18%	June 8, 2031	June 8, 2011

Yardville Capital Trust IV	February 2003	$15,464,000	floating rate based on three month LIBOR plus 340 basis points	March 1, 2033	March 1, 2008

Yardville Capital Trust V	September 2003	$10,310,000	floating rate based on three month LIBOR plus 300 basis points	October 8, 2033	October 8, 2008

     The principal use of proceeds for Yardville Capital Trust, II, III and V, were contributed as capital to the Bank to support growth. A portion of the proceeds of Yardville Capital Trust IV were used to retire the subordinated debentures of Yardville Capital Trust with the remainder contributed as capital to the Bank to support growth.

Earnings Analysis for Prior Year
(2002 Compared With 2001)

We earned net income of $14.0 million or $1.68 per diluted share for the year ended December 31, 2002, compared to $8.6 million or $1.11 for the year ended December 31, 2001. This represented an increase of 63.7% and 51.4% respectively, in 2002.

Net Interest Income

Net interest income totaled $46.5 million in 2002, an increase of $10.4 million or 28.6% from net interest income of $36.1 million in 2001. The net interest margin, on a tax equivalent basis, increased 20 basis points to 2.36%. The improvement in net interest income and the net interest margin in 2002 was principally due to a decrease in interest expense of $9.1 million resulting from a lower cost of 128 basis points on interest bearing liabilities and to a lesser extent, the change in composition of our deposit base and the increased volumes of loans and securities.

     The aggressive lowering of short-term interest rates by the Federal Reserve Bank in 2001 to stimulate the national economy, and the low interest rate environment that continued through 2002 negatively impacted earning asset yields.

     During 2002, average interest earning assets increased by $307.3 million or 17.9% to $2.0 billion for 2002 compared to average earning assets of $1.7 billion in 2001. As a result, interest income for the year ended December 31, 2002 increased to $120.3 million, compared to $119.0 million for the year ended December 31, 2001.

     Led by commercial lending, average loans grew by 21.7% to $1.1 billion, with loan yields averaging 6.95% in 2002 or 94 basis points lower than 2001. Interest income on loans increased 7.1% as a result of the growth experienced in 2002. The decrease in loan portfolio yield was primarily due to the volume of commercial loans tied to the prime rate in 2002. The average prime rate decreased from 6.91% in 2001 to 4.68% in 2002.

     Although our average securities portfolio increased $117.7 million in 2002, the decline in yield of 106 basis points caused interest income on securities to decrease $2.1 million. During 2002, we reduced the investment portfolio duration to better position our balance sheet for rising interest rates. This action had a positive impact on our longer-term interest rate risk position but minimized the level of improvement of net interest income and the net interest margin.

     In addition to the strong growth in commercial loans, the principal reason for the improvement in net interest income and the net margin in 2002 was the reduction in our cost of funds.

     Interest expense was $73.8 million for 2002, a decrease of $9.1 million, or 11.1% from $82.9 million in 2001. The decrease in interest expense in 2002 resulted primarily from lower rates on all interest bearing deposits, and to a lesser extent, on borrowed funds. Average interest bearing liabilities rose $278.4 million or 17.6% to $1.9 billion for 2002, compared to average interest bearing liabilities of $1.6 billion in 2001. The lower interest rate environment in 2002 resulted in the average cost of total interest bearing liabilities decreasing 128 basis points to 3.97% in 2002 from 5.25% in 2001. Lower interest expense was partially offset by the higher average balances on all interest bearing liabilities. In December 2001, we retired $50.0 million in Federal Home Loan Bank advances early. This transaction reduced long-term interest rate risk by repositioning a portion of our borrowed funds portfolio, which resulted in positive improvements to net interest income and the net interest margin in 2002. Interest expense on these funds declined approximately $1.2 million in 2002. The level of average borrowings increased by $90.5 million or 14.0% during 2002, while borrowing costs declined 52 basis points to 4.95%.

     Average interest bearing demand, money markets and savings deposits increased 27.6%, 78.5%, and 7.1%, respectively, from 2001 to 2002. The total growth in these three categories was $151.4 million. The related funding costs declined by 73 basis points to 2.39%. Our primary deposit gathering strategy in 2002 emphasized growth in these lower cost core deposit accounts. Money market deposits experienced the highest average growth, increasing by $121.6 million. Average non-interest demand deposits increased $13.6 million or 13.0% to $118.2 million during 2002 from $104.6 million during 2001. The increase in demand deposits was primarily from the growth in new and existing business relationships. Average time deposits increased 6.0% or $34.9 million to $618.0 million from $583.1 million in 2001. During 2002, the lower interest rate environment and a strong liquidity position allowed us to aggressively lower rates on time deposits. The average cost of time deposits declined 224 basis points in 2002 to 3.71% from 5.95% in 2001. The average rate paid on our deposits during 2002 was 2.83%, a 160 basis point decrease from the 4.43% average rate for 2001. As anticipated, our cost of funds dropped dramatically as higher costing time deposits repriced lower in 2002, a significantly lower interest rate environment and our focus to attract lower cost transaction and other core deposit accounts.

Provision For Loan Losses

The provision for loan losses for 2002 was $4.4 million, as compared to $3.9 million for 2001. The increase in the provision for loan losses was principally due to continued strong commercial loan growth, a modest increase of $1.1 million in nonperforming loans and the weakening of credit quality of certain borrowers as reflected by risk rating downgrades in 2002 due to the impact of a slowing economy.

Non-Interest Income

Non-interest income, excluding securities gains, increased by $365,000 or 7.5% to $5.2 million for 2002 when compared to $4.9 million for 2001. The improvement in non-interest income was primarily due to service charges on deposit accounts which rose $346,000. Additional branches and targeted marketing campaigns attracted new transaction accounts which increased service charge income. Other service fees increased 15.7% to $1.1 million in 2002 from $990,000 in 2001. Increased fee based income from automated teller machine (ATM) fees on non-customers and other customer related service fees were reflected in improved other service fee income. Offsetting the improvement was a decrease of $106,000 in income on BOLI due to lower yields on the floating rate portion of BOLI assets we owned.

     Net securities gains recognized during 2002 were $3.1 million compared to $3.2 million for 2001. In 2002, net gains resulted primarily from the sale of fixed rate 30-year mortgage-backed securities, 30-year fixed rate trust preferred securities and other securities with longer duration or extension risk. The balance sheet was positioned in 2002 to reduce long-term interest rate risk in a rising interest rate environment.

     As part of our long-term goal to increase non-interest income as a percentage of total revenues, several initiatives were introduced in 2001 and 2002. In 2001, we started YNB Financial Services, Inc., which generates non-interest income through fees from financial planning, investment and insurance services. In 2002, we introduced enhanced internet banking services that included electronic bill payment.

Non-Interest Expense

Non-interest expense increased $2.0 million or 6.9% to $31.0 million in 2002 compared to $29.0 million in 2001. The largest component increases in non-interest expense were primarily in salaries and employee benefits, which represents the largest component of non-interest expense, and occupancy expense. Salaries and employee benefits increased $3.0 million or 19.9% to $17.9 million for the year ended December 31, 2002 compared to $14.9 million for the same period in 2001. Increased staffing due to the opening of two branches and our northern regional headquarters during 2002 contributed to the increase in salaries and employee benefits. During 2002, executive management was strengthened and experienced retail, lending and administrative staff were hired to support our growth. Net occupancy expense increased $690,000 or 24.5% to $3.5 million in 2002 from $2.8 million in 2001. This increase was due to increased rents and other related expenses on leased properties and costs associated with the opening of new branches. Our expenses in 2002 were reflective of a growing financial institution. Increased expenses for equipment, marketing, communications and postage, in addition to other expenses associated with the implementation of our retail strategy, contributed to the increase in our non-interest expenses in 2002.

     Excluding net securities gains and the early retirement of debt expense, our efficiency ratio was 60.04% in 2002 compared to 65.47% in 2001.

Income Taxes

For 2002, the effective tax rate was 27.7% compared to 23.6% for the year ended 2001. The increase in the overall effective tax rate was due to lower levels of tax-exempt income in relation to taxable income and increased New Jersey state taxes. In July 2002, the New Jersey Business Tax Reform Act created an alternative minimum tax assessment for companies that operate in New Jersey. The tax was retroactive to January 1, 2002 and increased our state tax liability.

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued on April 30, 2003. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement was effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on our consolidated financial statements.

     Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003. Statement 150 requires instruments within its scope to be classified as a liability (or, in some cases, as an asset). Statement 150 was generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 (i.e., July 1, 2003 for calendar year entities). For financial instruments created before June 1, 2003 and still existing at the beginning of the interim period of adoption, transition generally was applied by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attributes of the Statement. The adoption of Statement 150 did not have a significant effect on our consolidated financial statements.

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (FIN 46R). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved.

     The Company adopted FIN 46R as of December 31, 2003 and elected to retroactively restate all periods presented. FIN 46R required the Company to deconsolidate its investment in the subsidiary trusts formed in connection with the issuance of trust preferred securities. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes. As of December 31, 2003, assuming the Company was not allowed to include the $46.0 million in trust preferred securities issued by the subsidiary trusts in Tier 1 capital, the Company would remain “well capitalized.” The deconsolidation of the subsidiary trusts results in the Company reporting on its statements of condition the subordinated debentures that have been issued from Yardville National Bancorp to the subsidiary trusts. The adoption of FIN 46 did not have a significant effect on the Company’s consolidated financial statements.

QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited quarterly results are summarized as follows:

	Three Months Ended

(in thousands, except per share data)	December 31	September 30	June 30	March 31

2003
Interest income	$31,485	$30,143	$30,047	$29,794
Interest expense	16,676	16,933	17,215	17,465

Net interest income	14,809	13,210	12,832	12,329
Provision for loan losses	6,135	1,375	1,250	600
Non-interest income	1,880	2,104	2,538	1,572
Non-interest expense	10,698	9,648	9,166	8,647

Income (loss) before income tax expense	(144)	4,291	4,954	4,654
Income tax (benefit) expense	(343)	1,129	1,362	1,298

Net income	$199	$3,162	$3,592	$3,356

Earnings per share - basic	$0.02	$0.30	$0.35	$0.32
Earnings per share - diluted	0.02	0.29	0.34	0.32

2002
Interest income	$30,549	$30,863	$29,927	$28,920
Interest expense	18,418	18,747	18,339	18,272

Net interest income	12,131	12,116	11,588	10,648
Provision for loan losses	1,450	1,300	1,075	550
Non-interest income	1,872	2,212	2,318	1,902
Non-interest expense	8,058	7,861	7,926	7,199

Income before income tax expense	4,495	5,167	4,905	4,801
Income tax expense	1,212	1,473	1,373	1,306

Net income	$3,283	$3,694	$3,532	$3,495

Earnings per share - basic	$0.39	$0.46	$0.44	$0.44
Earnings per share - diluted	0.38	0.44	0.43	0.43

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information with respect to this Item is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is set forth in Item 7 of this report.

Item 8. Financial Statements and Supplementary Data

The information with respect to this Item is contained in our financial statements included in Item 15 of this report and the quarterly financial data included in Item 7 of this report.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation and subject to the limitations listed below, they concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simply error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 10. Directors and Executive Officers of the Company

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held June 3, 2004.

Item 11. Executive Compensation

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held June 3, 2004. The information contained in the Company’s definitive proxy statement under the captions “Organization and Compensation Committee Report,” “Performance Graph” and “Audit Committee Report” shall not be deemed to be incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held June 3, 2004.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held June 3, 2004.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held June 3, 2004.

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

Reports on Form 8-K

Current report on Form 8-K reporting the Company's financial results for the third quarter ended September 30, 2003 furnished on October 22, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 12, 2004.

YARDVILLE NATIONAL BANCORP
By:	Patrick M. Ryan
Patrick M. Ryan, President and
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
Jay G. Destribats Jay G. Destribats	Chairman of the Board and Director	March 12, 2004
Patrick M. Ryan Patrick M. Ryan	Director, President and Chief Executive Officer	March 12, 2004
Stephen F. Carman Stephen F. Carman	Vice President, Treasurer, Principal Financial Officer and Principal Accounting Officer	March 12, 2004
Elbert G. Basolis, Jr. Elbert G. Basolis, Jr.	Director	March 12, 2004
Lorraine Buklad Lorraine Buklad	Director	March 12, 2004
Anthony M. Giampetro Anthony M. Giampetro	Director	March 12, 2004
Sidney L. Hofing Sidney L. Hofing	Director	March 12, 2004
Gilbert W. Lugossy Gilbert W. Lugossy	Director	March 12, 2004
Samuel D. Marrazzo Samuel D. Marrazzo	Director	March 12, 2004
Louis R. Matlack Louis R. Matlack	Director	March 12, 2004
Martin Tuchman Martin Tuchman	Director	March 12, 2004
F. Kevin Tylus F. Kevin Tylus	Director	March 12, 2004
Christopher S. Vernon Christopher S. Vernon	Director	March 12, 2004

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES
Consolidated Statements of Condition

	December 31,

(in thousands, except share data)	2003	2002

ASSETS:
Cash and due from banks	$25,785	$28,608
Federal funds sold	7,370	72,485

Cash and Cash Equivalents	33,155	101,093

Interest bearing deposits with banks	20,552	2,501
Securities available for sale	798,007	821,675
Investment securities (market value of $70,476 in 2003 and $56,710 in 2002)	68,686	54,690
Loans	1,443,355	1,195,143
Less: Allowance for loan losses	(17,295)	(16,821)

Loans, net	1,426,060	1,178,322
Bank premises and equipment, net	12,307	12,208
Other real estate	—	1,048
Bank owned life insurance	42,816	40,850
Other assets	29,610	20,081

Total Assets	$2,431,193	$2,232,468

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$163,812	$126,183
Interest bearing	1,319,997	1,146,103

Total Deposits	1,483,809	1,272,286

Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	726,000	746,000
Obligation for Employee Stock Ownership Plan (ESOP)	755	400
Other	1,325	1,311

Total Borrowed Funds	738,080	757,711

Subordinated debentures	47,428	33,510
Other liabilities	18,319	23,022

Total Liabilities	$2,287,636	$2,086,529

Commitments and Contingent Liabilities
Stockholders’ equity
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common stock: no par value
Authorized 20,000,000 shares in 2003 and 12,000,000 shares in 2002
Issued 10,619,855 shares in 2003 and 10,576,157 shares in 2002	90,079	89,297
Surplus	2,205	2,205
Undivided profits	56,152	50,633
Treasury stock, at cost: 180,594 shares in 2003 and 180,248 shares in 2002	(3,160)	(3,154)
Unallocated ESOP shares	(755)	(400)
Accumulated other comprehensive (loss) income	(964)	7,358

Total Stockholders’ Equity	143,557	145,939

Total Liabilities and Stockholders’ Equity	$2,431,193	$2,232,468

See Accompanying Notes to Consolidated Financial Statements.

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31,

(in thousands, except per share amounts)	2003	2002	2001

INTEREST INCOME:
Interest and fees on loans	$85,529	$75,395	$70,408
Interest on deposits with banks	121	60	171
Interest on securities available for sale	32,308	40,612	39,962
Interest on investment securities:
Taxable	192	690	3,722
Exempt from Federal income tax	2,796	2,345	2,016
Interest on Federal funds sold	523	1,157	2,765

Total Interest Income	121,469	120,259	119,044

INTEREST EXPENSE:
Interest on savings account deposits	10,834	11,228	9,931
Interest on certificates of deposit of $100,000 or more	4,014	5,184	7,581
Interest on other time deposits	14,521	17,747	27,085
Interest on borrowed funds	35,799	36,403	35,264
Interest on subordinated debentures	3,121	3,214	3,048

Total Interest Expense	68,289	73,776	82,909

Net Interest Income	53,180	46,483	36,135
Less provision for loan losses	9,360	4,375	3,925

Net Interest Income After Provision For Loan Losses	43,820	42,108	32,210

NON-INTEREST INCOME:
Service charges on deposit accounts	2,388	2,203	1,857
Securities gains, net	1,513	3,084	3,182
Income on bank owned life insurance	2,036	1,678	1,784
Other non-interest income	2,157	1,339	1,214

Total Non-Interest Income	8,094	8,304	8,037

NON-INTEREST EXPENSE:
Salaries and employee benefits	21,433	17,890	14,923
Occupancy expense, net	3,934	3,507	2,817
Equipment expense	2,955	2,423	2,021
Early retirement of debt expense	—	—	2,217
Other non-interest expense	9,837	7,224	7,074

Total Non-Interest Expense	38,159	31,044	29,052

Income before income tax expense	13,755	19,368	11,195
Income tax expense	3,446	5,364	2,642

Net Income	$10,309	$14,004	$8,553

EARNINGS PER SHARE:
Basic	$0.99	$1.72	$1.13
Diluted	$0.97	$1.68	$1.11

See Accompanying Notes to Consolidated Financial Statements.

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31, 2003, 2002 and 2001

							Accumulated
						Unallocated	other
	Common	Common		Undivided	Treasury	ESOP	comprehensive
(in thousands, except share amounts)	shares	stock	Surplus	profits	stock	shares	(loss) income	Total

BALANCE, December 31, 2000	7,445,214	$46,881	$2,205	$34,963	$(3,030)	$(1,200)	$(1,582)	$78,237
Net income				8,553				8,553
Unrealized gain - securities available for sale, net of tax of $2,129							4,043	4,043
Less reclassification of realized net gain on sale of securities available for sale, net of tax of $1,082							(2,100)	(2,100)

Total comprehensive income								10,496

Cash dividends				(3,341)				(3,341)
ESOP fair value adjustment		8						8
Common stock issued:
Exercise of stock options	700	6						6
Common shares issued	596,654	7,439						7,439
ESOP shares allocated						400		400

BALANCE, December 31, 2001	8,042,568	$54,334	$2,205	$40,175	$(3,030)	$(800)	$361	$93,245
Net income				14,004				14,004
Unrealized gain - securities available for sale, net of tax of $4,646							9,032	9,032
Less reclassification of realized net gain on sale of securities available for sale, net of tax of $1,049							(2,035)	(2,035)

Total comprehensive income								21,001

Cash dividends				(3,546)				(3,546)
ESOP fair value adjustment		110						110
Common stock issued:
Exercise of stock options	61,589	602						602
Common shares issued	2,300,000	34,251						34,251
ESOP shares allocated						400		400
Treasury shares acquired	(8,248)				(124)			(124)

BALANCE, December 31, 2002	10,395,909	$89,297	$2,205	$50,633	$(3,154)	$(400)	$7,358	$145,939
Net income				10,309				10,309
Unrealized loss — securities available for sale, net of tax benefit of $3,772							(7,323)	(7,323)
Less reclassification of realized net gain on sale of securities available for sale, net of tax of $514							(999)	(999)

Total comprehensive income								1,987

Cash dividends				(4,790)				(4,790)
ESOP shares acquired						(755)		(755)
ESOP fair value adjustment		221						221
Common stock issued:
Exercise of stock options	40,596	492						492
Dividend reinvestment plan	3,102	69						69
ESOP shares allocated						400		400
Treasury shares acquired	(346)				(6)			(6)

BALANCE, December 31, 2003	10,439,261	$90,079	$2,205	$56,152	$(3,160)	$(755)	$(964)	$143,557

See Accompanying Notes to Consolidated Financial Statements.

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,

(in thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,309	$14,004	$8,553
Adjustments:
Provision for loan losses	9,360	4,375	3,925
Depreciation	2,267	1,894	1,608
ESOP fair value adjustment	221	110	8
Amortization and accretion	5,307	2,909	1,040
Gain on sales of securities available for sale	(1,513)	(3,084)	(3,182)
Writedown of other real estate	94	232	569
Loss on sale of other real estate	142	—	38
Increase in other assets	(7,209)	(2,598)	(4,344)
(Decrease) increase in other liabilities	(4,703)	5,181	(1,993)

Net Cash Provided by Operating Activities	14,275	23,023	6,222

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest bearing deposits with banks	(18,051)	(181)	(1,729)
Purchase of securities available for sale	(753,178)	(679,333)	(865,031)
Maturities, calls and paydowns of securities available for sale	592,237	379,487	360,152
Proceeds from sales of securities available for sale	168,215	237,492	328,301
Proceeds from maturities and paydowns of investment securities	7,129	15,755	63,352
Purchase of investment securities	(21,133)	(5,751)	(18,429)
Purchase of bank owned life insurance	—	(7,500)	—
Net increase in loans	(257,992)	(188,282)	(192,469)
Expenditures for bank premises and equipment	(2,366)	(3,190)	(3,090)
Proceeds from sale of other real estate	1,706	1,065	572

Net Cash Used by Investing Activities	(283,433)	(250,438)	(328,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market, and savings deposits	247,415	144,721	118,904
Net (decrease) increase in certificates of deposit	(35,892)	34,875	23,478
Net (decrease) increase in borrowed funds	(19,631)	50,598	162,690
Proceeds from issuance of subordinated debentures	25,774	—	6,190
Retirement of subordinated debentures	(11,856)	—	—
Proceeds from issuance of common stock	561	34,853	7,445
(Increase) decrease in unallocated ESOP shares	(355)	400	400
Treasury shares acquired	(6)	(124)	—
Dividends paid	(4,790)	(3,546)	(3,341)

Net Cash Provided by Financing Activities	201,220	261,777	315,766

Net (decrease) increase in cash and cash equivalents	(67,938)	34,362	(6,383)
Cash and cash equivalents as of beginning of year	101,093	66,731	73,114

Cash and Cash Equivalents as of End of Year	$33,155	$101,093	$66,731

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$70,822	$75,204	$85,140
Income taxes	10,097	1,097	3,745

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfer from loans to other real estate, net of charge offs	$894	$16	$1,466

See Accompanying Notes to Consolidated Financial Statements.

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Yardville National Bancorp is a registered financial holding company, which conducts a general commercial and retail banking business through its principal operating subsidiary, The Yardville National Bank (the Bank), a nationally chartered banking institution. The Bank provides a broad range of lending, deposit and other financial products and services with an emphasis on commercial real estate and commercial and industrial loans to small to mid-sized businesses and individuals. Our existing and targeted markets are located in the corridor between New York City and Philadelphia. We operate 22 full-service branches including 14 branches in our primary market of Mercer County, New Jersey. We have expanded our franchise into the demographically attractive markets of Hunterdon, Somerset, and Middlesex Counties in New Jersey. The Bank is subject to competition from other financial institutions and non-bank providers of financial services. Yardville National Bancorp and the Bank are both subject to the regulations of certain Federal agencies and undergo periodic examinations by those regulatory authorities.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of condition and revenues and expenses for the periods. Actual results could differ significantly from those estimates.

     Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

A.     Consolidation. The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiary, the Bank, and the Bank’s wholly owned subsidiaries (collectively, the Corporation). All significant inter-company accounts and transactions have been eliminated in consolidation. Under Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) the following former subsidiaries have been deconsolidated: Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, Yardville Capital Trust IV and Yardville Capital Trust V. All prior periods presented have been reclassified to reflect the deconsolidation.

B.     Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are purchased or sold for one day periods.

C.     Securities. Securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. The premium or discount adjustments are recognized as adjustments to interest income, on a level yield basis. Securities that may be sold in response to, or in anticipation of, changes in interest rates, liquidity needs or other factors and marketable equity securities are classified as available-for-sale and carried at market value. The unrealized gains and losses on these securities are reported, net of applicable taxes, in accumulated other comprehensive (loss) income, a component of stockholders’ equity. All securities with unrealized losses are evaluated quarterly to determine whether the unrealized losses are other than temporary. If an unrealized loss is determined to be other than temporary, the security is written down to its market value with the loss recognized in the consolidated statements of income. Gains and losses on disposition are included in earnings using the specific identification method. Debt securities that are purchased and held primarily for the purpose of being sold in the near term are classified as trading. Trading securities are carried at market value with realized and unrealized gains and losses reported in non-interest income.

D.     Loans. Interest on loans is recognized based upon the principal amount outstanding. Loans are stated at face value, less unearned income and net deferred fees. A loan is considered past due when a payment has not been received in accordance with the contractual terms. Generally, commercial loans are placed on nonaccrual status when they are 90 days past due unless they are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Commercial loans are generally charged off after an analysis is completed which indicates that collectibility of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Mortgage loans are not generally placed on a nonaccrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectibility is reasonably assured, loans are returned to accrual status. Mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. Loan origination and commitment fees less certain costs are deferred and the net amount amortized as an adjustment to the related loan’s yield. Loans held for sale are recorded at the lower of aggregate cost or market value.

E.     Allowance for Loan Losses. The provision for loan losses charged to operating expense is determined by management and is based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect a borrower’s ability to repay a loan. The provision is based on management’s estimates and actual losses may vary from estimates. Estimates are reviewed and adjustments, as they become necessary, are reported in the periods in which they become known. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey and due to the factors listed above. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and the valuation of other real estate. Such agencies may require the Corporation to recognize additions to the allowance or adjustments to the carrying value of other real estate based on their judgments about information available to them at the time of their examination.

     Management has identified the allowance for loan losses to be a critical accounting policy. The Corporation utilizes a system to rate substantially all loans based on their respective risk. Consumer and residential mortgage loans are evaluated as a group with only those loans that are delinquent evaluated separately. The primary emphasis in the risk rating system is on commercial real estate and commercial and industrial loans, due to the greater credit risk they entail compared to residential mortgage and consumer loans.

     Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. The reserve percentage assigned to each risk-rating category is determined quarterly from historical loan loss rates, based on an eight-quarter rolling trend using migration analysis. Commercial risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as minimal, modest, better than average, average and acceptable. At December 31, 2003, the following reserve percentages were applied. Loans with acceptable risk were reserved at a range of 0.44% to 0.54%. Risk ratings of between 6 and 9 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard, doubtful and loss. Due to the higher level of risk, these loans were reserved at a range of 4.55% to 100%. Loans with a risk rating of 9 are considered to be a loss and would be reserved at 100%. At December 31, 2003, there were no 9 rated loans. In setting the reserve percentage for each risk rating, management uses a computer software program to perform migration analysis to determine historic loan loss experience. In addition, management relies on its judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates and level of business activity.

     At December 31, 2003, residential mortgage loans were assigned an individual risk reserve percentage of 0.04% due to the strong secured nature of these loans and the historically low level of losses experienced with this loan type. Multi-family residential loans are included in commercial real estate loans for reserve analysis purposes.

     Consumer loans include home equity loans, installment loans and all other loans. At December 31, 2003, home equity loans were assigned reserve percentages of 0.01% for the lowest risk to 0.15% for the highest risk. This range is reflective of the strict underwriting standards and the historically low level of losses experienced with these loans. All other secured consumer loans, primarily automobile loans, are reserved at a range of 0.62% to 3.56%. The higher reserve percentages assigned to these loans reflect the greater risk and higher historical losses. Unsecured consumer loans are reserved at a range of 3.81% to 7.94%. This portfolio was less than $1.0 million at December 31, 2003 and 2002. The higher reserve limit reflects the unsecured nature of these loans as well as the higher historical level of losses.

     Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the collateral. Impairment losses are included in the allowance for loan losses through charges to income.

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

G.     Other Real Estate (ORE). ORE comprises real properties acquired through foreclosure or deed in lieu of foreclosure in partial or total satisfaction of loans. The properties are recorded at the lower of cost or fair value less estimated disposal costs at the date acquired. When a property is acquired, the excess of the loan balance over the fair value is charged to the allowance for loan losses. Any subsequent writedowns that may be required to the carrying value of the property are included in other non-interest expense. Gains realized from the sale of other real estate are included in other non-interest income, while losses are included in non-interest expense.

H.     Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rates is recognized in income in the period of enactment.

I.     Stock-Based Compensation. The Corporation applies Accounting Principles Board (APB) Opinion 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

(in thousands)	2003	2002	2001

Net income as reported:	$10,309	$14,004	$8,553
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	730	331	158

Pro forma net income	9,579	13,673	8,395

Earnings per share:
Basic:
As reported	$0.99	$1.72	$1.13
Pro forma	0.92	1.68	1.10
Diluted:
As reported	$0.97	$1.68	$1.11
Pro forma	0.90	1.64	1.09

     The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001, respectively: (1) an expected annual dividend rate of $0.46, $0.46 and $0.44 (2) risk free rate of 2.9%, 2.7%, and 4.3% (3) expected life of approximately 7.4 years in 2003 and 5.0 years in 2002 and 2001 (4) expected volatility of 35% in 2003, 36% in 2002 and 38% in 2001.

J.     Earnings Per Share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

     Diluted earnings per share is computed by dividing net income available to stockholders by the weighted average number of shares outstanding, adjusted for common stock equivalents outstanding during the period accounted for under the treasury stock method.

     Weighted average shares for the basic net income per share computation for the years ended December 31, 2003, 2002, and 2001 were 10,391,000, 8,124,000, and 7,601,000, respectively. For the diluted net income per share computation, common stock equivalents of 260,000, 195,000, and 77,000 are included for the years ended December 31, 2003, 2002, and 2001, respectively. Common stock equivalents that were antidilutive were 11,000, 410,000 and 654,000 in 2003, 2002 and 2001, respectively.

K.     Comprehensive Income. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes items recorded directly to equity, such as unrealized gains and losses on securities available for sale, net of tax. Comprehensive income is presented in the consolidated statements of changes in stockholders’ equity.

L.     Intangible Assets. Intangible assets of the Corporation consist primarily of a core deposit intangible. Core deposit intangibles represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on a straight-line basis over a period of ten years, and the unamortized balance is evaluated for impairment on a periodic basis.

M.     Reclassification. Certain reclassifications have been made in the consolidated financial statements for 2002 and 2001 to conform to the classification presented in 2003.

2. CASH AND DUE FROM BANKS

The Corporation maintains various deposits with other banks. As of December 31, 2003 and 2002, the Corporation maintained sufficient cash on hand to satisfy Federal regulatory requirements.

3. SECURITIES

The amortized cost and estimated market value of securities available for sale are as follows:

	December 31,

	2003				2002

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury securities and obligations of other U.S. government agencies	$143,013	$366	$(1,481)	$141,898	$245,973	$2,928	$—	$248,901
Mortgage-backed securities	581,531	5,195	(6,233)	580,493	468,745	10,157	(545)	478,357
Corporate obligations	35,071	846	(152)	35,765	56,097	417	(1,808)	54,706
Federal Reserve Bank stock	3,551	—	—	3,551	2,411	—	—	2,411
Federal Home Loan Bank stock	36,300	—	—	36,300	37,300	—	—	37,300

Total	$799,466	$6,407	$(7,866)	$798,007	$810,526	$13,502	$(2,353)	$821,675

     The amortized cost and estimated market value of investment securities are as follows:

	December 31,

	2003				2002

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Obligations of state and political subdivisions	$65,747	$2,007	$(286)	$67,468	$50,308	$1,938	$(34)	$52,212
Mortgage-backed securities	2,939	73	(4)	3,008	4,382	121	(5)	4,498

Total	$68,686	$2,080	$(290)	$70,476	$54,690	$2,059	$(39)	$56,710

     The amortized cost and estimated market value of securities available for sale and investment securities as of December 31, 2003 by contractual maturity are shown below. The contractual maturity of Federal Reserve Bank stock, Federal Home Loan Bank of NY (FHLB) stock and other equity securities are shown as due after ten years. Expected maturities may differ from contractual maturities because issuers may have the right to call their obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE

(in thousands)	Amortized Cost	Estimated Market Value

Due in 1 year or less	$2,000	$2,056
Due after 1 year through 5 years	64,880	64,752
Due after 5 years through 10 years	84,017	83,204
Due after 10 years	67,038	67,502

Subtotal	217,935	217,514
Mortgage-backed securities	581,531	580,493

Total	$799,466	$798,007

INVESTMENT SECURITIES

(in thousands)	Amortized Cost	Estimated Market Value

Due in 1 year or less	$590	$605
Due after 1 year through 5 years	4,158	4,374
Due after 5 years through 10 years	9,479	9,918
Due after 10 years	51,520	52,571

Subtotal	65,747	67,468
Mortgage-backed securities	2,939	3,008

Total	$68,686	$70,476

     Proceeds from sale of securities available for sale during 2003, 2002, and 2001 were $168.2 million, $237.5 million, and $328.3 million, respectively. Gross gains of $1,809,000, $3,383,000 and $3,575,000 were realized on those sales in 2003, 2002, and 2001, respectively. Gross losses of $296,000, $299,000, and $393,000 were realized on those sales in 2003, 2002 and 2001, respectively.

     Securities with a carrying value of approximately $535.4 million as of December 31, 2003 were pledged to secure public deposits and for other purposes as required or permitted by law. As of December 31, 2003, FHLB stock with a carrying value of $36.3 million was held by the Corporation as required by the FHLB.

     The following tables provide additional information regarding securities with unrealized losses at December 31, 2003.

SECURITIES AVAILABLE FOR SALE

	December 31,

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities and obligations of other U.S. government agencies	$90,533	$(1,481)	$—	$—	$90,533	$(1,481)
Mortgage-backed securities	298,921	(6,214)	692	(19)	299,613	(6,233)
Corporate obligations	—	—	4,744	(152)	4,744	(152)

Total	$389,454	$(7,695)	$5,436	$(171)	$394,890	$(7,866)

INVESTMENT SECURITIES

	December 31,

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	$12,797	$(260)	$598	$(26)	$13,395	$(286)
Mortgage-backed securities	—	—	574	(4)	574	(4)

Total	$12,797	$(260)	$1,172	$(30)	$13,969	$(290)

      The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. At December 31, 2003, the Corporation determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses, the performing nature of these securities, and the low level and short time frame of the unrealized losses. Management believes that the unrealized losses in the securities portfolios were caused by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on mortgage-backed securities.

     At December 31, 2003, there were 109 issues that had unrealized losses of less than twelve months. These issues included one U.S. Treasury bond, 17 issues of agency-callable bonds, 64 agency named mortgage-backed securities, including CMOs, and 27 obligations of state and political subdivisions (tax-free municipal bonds) all of which had an investment grade rating at the time of purchase and at year end.

     At December 31, 2003, there were eight issues that had unrealized losses of twelve months or longer. Three of the issues were agency named mortgage-backed securities, including CMOs, and one was a tax-free municipal bond all of which had an investment grade rating at the time of purchase and at year end. The remaining four issues were floating rate trust preferred securities issued by financial institutions. All four of these issues were sold in February 2004, which resulted in an approximate net loss of $120,000.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows comparative year-end detail of the loan portfolio and includes unamortized deferred fees of $1.2 million and $834,000 at December 31, 2003 and 2002, respectively:

	December 31,

(in thousands)	2003	2002

Commercial real estate	$760,899	$607,328
Residential	180,830	150,841
Commercial and industrial	388,592	338,047
Consumer	113,034	98,927

Total loans	$1,443,355	$1,195,143

     Residential mortgage loans held for sale amounted to $578,000 and $1.0 million as of December 31, 2003 and 2002, respectively. These loans are accounted for at the lower of aggregate cost or market value and are included in the table above. At December 31, 2003, approximately $340.7 million of loans were pledged as collateral under borrowing arrangements with the FHLB.

     The Corporation originates and sells mortgage loans to FNMA and FHLMC. Generally, servicing on such loans is retained by the Corporation. As of December 31, 2003 and 2002, loans serviced for FNMA and FHLMC were $10.9 million and $20.4 million, respectively.

     The Corporation has extended credit in the ordinary course of business to directors, officers, and their associates on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers of the Corporation. None of these loans were past due or on nonaccrual status as of December 31, 2003 and 2002.

     The following table summarizes activity with respect to such loans:

	Year Ended December 31,

(in thousands)	2003	2002

Balance as of beginning of year	$42,996	$37,409
Additions	52,220	29,724
Reductions	22,328	24,137

Balance as of end of year	$72,888	$42,996

     The majority of the Corporation’s business is with customers located within Mercer County, New Jersey and contiguous counties. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the region’s economic environment and real estate market. A significant portion of the total portfolio is secured by real estate. The principal areas of exposure are construction and development loans, which are primarily commercial and residential projects, and commercial mortgage loans. Commercial mortgage loans are completed projects and are generally owner-occupied or tenanted investment projects, creating cash flow.

     Changes in the allowance for loan losses are as follows:

	Year Ended December 31,

(in thousands)	2003	2002	2001

Balance as of beginning of year	$16,821	$13,542	$10,934
Loans charged off	(8,989)	(1,188)	(1,699)
Recoveries of loans charged off	103	92	382

Net charge offs	(8,886)	(1,096)	(1,317)
Provision charged to operations	9,360	4,375	3,925

Balance as of end of year	$17,295	$16,821	$13,542

     The detail of loans charged off is as follows:

	Year Ended December 31,

(in thousands)	2003	2002	2001

Commercial real estate	$(1,853)	$(78)	$(696)
Residential	(251)	(168)	—
Commercial and industrial	(6,592)	(719)	(591)
Consumer	(293)	(223)	(412)

Total	$(8,989)	$(1,188)	$(1,699)

     Nonperforming assets include nonperforming loans and other real estate. The nonperforming loan category includes loans on which accrual of interest has been discontinued (nonaccrual), loans 90 days past due or more on which interest is still accruing, and restructured loans. Nonperforming loans as a percentage of total loans were 0.74% as of December 31, 2003 and 0.52% as of December 31, 2002.

     A summary of nonperforming assets follows:

	December 31,

(in thousands)	2003	2002

Nonaccrual loans:
Commercial real estate	$1,321	$2,395
Residential	255	1,526
Commercial and industrial	8,570	1,143
Consumer	35	55

Total nonaccrual loans	$10,181	$5,119

Restructured loans	$—	$711

Loans past due 90 days or more:
Residential	$362	$323
Consumer	97	121

Total loans past due 90 days or more	459	444

Total nonperforming loans	10,640	6,274
Other real estate	—	1,048

Total nonperforming assets	$10,640	$7,322

     The Corporation has defined the population of impaired loans to be all nonaccrual commercial loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s expected cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, including residential mortgage and consumer loans, are specifically excluded from the impaired loan portfolio.

     The recorded investment in loans receivable for which an impairment has been recognized as of December 31, 2003 and 2002 was $10.0 million and $4.2 million, respectively. The related allowance for loan losses on these loans as of December 31, 2003 and 2002 was $3.6 million and $1.0 million, respectively. The average recorded investment in impaired loans during 2003, 2002 and 2001 was $6.7 million, $3.8 million and $3.2 million, respectively. There was no interest income recognized on impaired loans in 2003, 2002, and 2001 while the loans were impaired. There are no commitments to lend additional funds to debtors whose loans are nonperforming.

     Additional income before income taxes amounting to approximately $541,000 in 2003, $240,000 in 2002 and $163,000 in 2001 would have been recognized if interest on all nonaccrual loans had been recorded based upon original contract terms.

5. BANK PREMISES AND EQUIPMENT

The following table represents comparative information for premises and equipment:

	December 31,

(in thousands)	2003	2002

Land and improvements	$562	$510
Buildings and improvements	9,073	7,910
Furniture and equipment	17,317	15,035
Construction in process	233	1,364

Total	27,185	24,819
Less accumulated depreciation	14,878	12,611

Bank premises and equipment, net	$12,307	$12,208

     Depreciation expense on bank premises and equipment included in non-interest expense in the consolidated statements of income was $2.3 million, $1.9 million and $1.6 million for 2003, 2002 and 2001, respectively.

6. DEPOSITS

Total deposits consist of the following:

	December 31,

(in thousands)	2003	2002

Non-interest bearing demand deposits	$163,812	$126,183
Interest bearing demand deposits	279,569	122,015
Money market deposits	352,760	314,529
Savings deposits	96,802	82,801
Certificates of deposit of $100,000 or more	133,947	145,191
Other time deposits	456,919	481,567

Total	$1,483,809	$1,272,286

     A summary of certificates of deposit by maturity is as follows:

	December 31,

(in thousands)	2003	2002

Within one year	$391,865	$367,885
One to two years	101,096	164,647
Two to three years	21,363	36,547
Three to four years	53,551	9,496
Four to five years	22,991	48,183

Total	$590,866	$626,758

     In December 2003, the Bank purchased the Lawrence, New Jersey branch of First Savings Bank, a subsidiary of First Sentinel Bancorp. Under the terms of the agreement, the Bank assumed approximately $38.0 million in deposits and purchased the land and building. The primary purpose of this purchase was to continue to expand the Bank’s branch network and increase deposits. The Corporation recognized a core deposit intangible of approximately $2.0 million. This core deposit intangible will be amortized over a ten year period using a straight line methodology. Under SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) intangible assets, having finite useful lives, are separately recognized and amortized over their estimated useful lives. Intangible assets with finite useful lives are reviewed for impairment on a periodic basis. Core deposit intangible amortization in 2003 was approximately $17,000.

7. BORROWED FUNDS

Borrowed funds include securities sold under agreements to repurchase, FHLB advances, and obligation for ESOP. Other borrowed funds consist of Federal funds purchased and Treasury tax and loan deposits.

     The following table presents comparative data related to borrowed funds of the Corporation as of and for the years ended December 31, 2003, 2002, and 2001.

	December 31,

(in thousands)	2003	2002	2001

Securities sold under agreements to repurchase	$10,000	$10,000	$10,000
FHLB advances	726,000	746,000	695,008
Obligation for ESOP	755	400	800
Other	1,325	1,311	1,305

Total	$738,080	$757,711	$707,113

Maximum amount outstanding at any month end	$757,654	$757,711	$707,113
Average interest rate on year-end balance	4.83%	4.85%	4.97%
Average amount outstanding during the year	$742,877	$735,201	$644,690
Average interest rate for the year	4.82%	4.95%	5.47%

     There were $10.0 million in securities sold under agreements to repurchase with an expected maturity over 90 days as of December 31, 2003. The outstanding amount is a callable repurchase agreement with an original maturity date of ten years and an original call date of one year. Due to the call provision, the expected maturity could differ from the contractual maturity.

     The FHLB advances as of December 31, 2003 mature as follows:

(in thousands)	2003

Within one year	$97,000
Over one year to two years	10,000
Over three years to four years	10,000
Over four years to five years	16,500
Over five years	592,500

Total	$726,000

     The outstanding amount includes $629.0 million in callable advances with original maturity dates of two to ten years and original call dates of three months to five years. After the original call period expires, the borrowings are callable quarterly. Due to the call provisions, expected maturities could differ from contractual maturities.

     In December 2001, the Corporation retired $50.0 million in convertible FHLB advances early. The $50.0 million consisted of ten-year original maturity borrowings with lockout dates ranging from three months to two years. The borrowings had an average rate of 4.38% and an average maturity of 8.8 years. As a result of the transaction, the Corporation recognized a loss on the early retirement of the debt of $2.2 million ($1.5 million net of tax benefit of $753,000). The retirement was funded through short term floating rate FHLB advances. The transaction was undertaken to improve the interest rate risk profile of the Corporation. In 2002, the Corporation adopted Financial Accounting Standards Board (FASB) No. 145 “Recission of FASB Statement Nos. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” This statement eliminated the extraordinary item treatment of the early retirement of debt on the transaction conducted in December of 2001. As a result, the consolidated statement of income for 2001 has been reclassified to reflect the loss on this transaction as early retirement of debt expense in non-interest expense.

     Interest expense on borrowed funds is comprised of the following:

	Year Ended December 31,

(in thousands)	2003	2002	2001

Securities sold under agreements to repurchase	$624	$624	$624
FHLB advances	35,138	35,722	34,535
Obligation for ESOP	31	44	72
Other	6	13	33

Total	$35,799	$36,403	$35,264

8. SUBORDINATED DEBENTURES (COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED
    SECURITIES OF SUBSIDIARY TRUSTS)

The Corporation has obtained a portion of funds needed to support the growth of the Bank through the sale of subordinated debentures (“subordinated debentures”) of Yardville National Bancorp to subsidiary statutory business trusts of Yardville National Bancorp (“trusts”). These trusts exist for the sole purpose of raising funds through the issuance of trust preferred securities (“trust preferred securities”), typically in private placement transactions, and investing the proceeds in the purchase of subordinated debentures. The interest rate on the subordinated debentures is identical to the interest rate on the trust preferred securities. Subordinated debentures are the sole assets of each trust and each trust is obligated to distribute all proceeds of a redemption of the subordinated debentures, whether voluntary or upon maturity, to holders of its trust preferred securities. Yardville National Bancorp’s obligation with respect to the subordinated debentures, when viewed together with the obligations of each trust with respect to its trust preferred securities, provides a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of each trust to pay amounts when due on the trust preferred securities of each respective trust.

     For the year ended December 31, 2003, the Corporation’s trust subsidiaries, along with the transaction date, principal amount of subordinated debentures issued, interest rate of subordinated debentures, maturity date of subordinated debentures, commencement date for redemption of subordinated debentures, and principal use of proceeds, were comprised of the following:

		Principal	Interest	Maturity	Earliest Date
		Amount of	Rate for	Date of	upon which
	Transaction	Subordinated	Subordinated	Subordinated	Redemptions
Name of Trust	Date	Debentures	Debentures	Debentures	are Permitted

Yardville Capital Trust	November 1997	$11,856,000	9.25%	November 1, 2027	Redeemed in March 2003

Yardville Capital Trust II	June 2000	$15,464,000	9.50%	June 22, 2030	June 23, 2010

Yardville Capital Trust III	March 2001	$6,190,000	10.18%	June 8, 2031	June 8, 2011

Yardville Capital Trust IV	February 2003	$15,464,000	floating rate based on three month LIBOR plus 340 basis points	March 1, 2033	March 1, 2008

Yardville Capital Trust V	September 2003	$10,310,000	floating rate based on three month LIBOR plus 300 basis points	October 8, 2033	October 8, 2008

     The principal use of proceeds for Yardville Capital Trust, II, III and V, were contributed as capital to the Bank to support growth. A portion of the proceeds of Yardville Capital Trust IV was used to retire the subordinated debentures of Yardville Capital Trust with the remainder contributed as capital to the Bank to support growth.

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (FIN 46R). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The adoption of FIN 46 required the Corporation to deconsolidate its investment in Mandatorily Redeemable Trust Preferred Securities of subsidiary trusts in its financial statements. See Note 15 — Regulatory Matters.

9. INCOME TAXES

Income taxes reflected in the consolidated financial statements for 2003, 2002, and 2001 are as follows:

	Year Ended December 31,

(in thousands)	2003	2002	2001

Federal:
Current	$3,509	$6,357	$3,587
Deferred	(279)	(1,120)	(1,025)
State:
Current	719	669	80
Deferred	(503)	(542)	—

Total tax expense	$3,446	$5,364	$2,642

     Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax assets and liabilities for 2003 and 2002 are as follows:

	December 31,

(in thousands)	2003	2002

Deferred tax assets:
Allowance for loan losses	$6,907	$6,718
Writedown of basis of ORE properties	202	61
Deferred income	6	11
Nonaccrual loans	38	3
Net state operating loss carryforwards	1,116	397
Accumulated other comprehensive loss	496	—
Depreciation	—	91
Deferred compensation	1,787	1,403

Total deferred tax assets	$10,552	$8,684

Valuation Allowance	(78)	(78)

Deferred tax liabilities:
Accumulated other comprehensive income	—	(3,791)
Deferred income	(1,851)	(1,414)
Unamortized discount accretion	(127)	(97)
Depreciation	(123)	—

Total deferred tax liabilities	(2,101)	(5,302)

Net deferred tax assets	$8,373	$3,304

     The net state operating loss carryforwards have an expiration of 2010.

     The Corporation has established the valuation allowance against certain temporary differences. The Corporation is not aware of any factors which would generate significant differences between taxable income and pre-tax accounting income in future years, except for the effects of the reversal of current or future net deductible temporary differences. Management believes, based upon current information, that it is more likely than not that there will be sufficient taxable income through carryback to prior years to realize the net deferred tax assets. However, there can be no assurance regarding the level of earnings in the future.

     A reconciliation of the tax expense computed by multiplying pre-tax accounting income by the statutory Federal income tax rate of 34% is as follows:

	Year Ended December 31,

(in thousands)	2003	2002	2001

Income tax expense at statutory rate	$4,677	$6,585	$3,806
State income taxes, net of Federal benefit	143	84	53
Changes in taxes resulting from:
Tax-exempt interest	(937)	(822)	(701)
Tax-exempt income	(692)	(571)	(606)
Non-deductible expenses	164	88	90
Other	91	—	—

Total	$3,446	$5,364	$2,642

10. BENEFIT PLANS

Retirement Savings Plan. The Corporation has a 401(k) plan which covers substantially all employees. After one year of service, the Corporation provided a matching contribution of 50% up to 6% of base compensation for 2003, 2002 and 2001. The plan permits all eligible employees to make contributions to the plan of up to the maximum deferral limit in effect in the calendar year. Employer contributions to the plan amounted to $284,000 in 2003, $209,000 in 2002, and $178,000 in 2001.

Postretirement Benefits. The Corporation provides additional postretirement benefits, namely life and health insurance, to retired employees over the age of 62 who have completed 15 years of service. The plan calls for retirees to contribute a portion of the cost of providing these benefits in relation to years of service.

     The cost of retiree health and life insurance benefits is recognized over the employees’ period of service. There were $130,000 in periodic postretirement benefit costs under FASB Statement No. 106 in 2003, $128,000 in 2002 and $84,000 in 2001. The actuarial present value of benefit obligations was $1,097,000 in 2003 and $967,000 in 2002.

Other Benefit Plans. The Corporation has a salary continuation plan for key executives and a director-deferred compensation plan for its non-employee board members. The plans provide for yearly retirement benefits to be paid over a specified period. In addition, there is an officer group term replacement plan for divisional officers. The present value of the benefits accrued under these plans as of December 31, 2003 and 2002 was approximately $3.3 million and $2.4 million, respectively, and is included in other liabilities in the accompanying consolidated statements of condition. Compensation expense of approximately $709,000, $744,000, and $780,000 is included in the accompanying consolidated statements of income for the years ended December 31, 2003, 2002, and 2001, respectively.

     In connection with the benefit plans, the Corporation has purchased life insurance policies on the lives of the executives, directors, and divisional officers. The Corporation is the owner and beneficiary of the policies. The cash surrender values of the policies were approximately $42.8 million and $40.9 million as of December 31, 2003 and 2002, respectively.

Stock Option Plans. The Corporation maintains stock option plans for both officers and directors. In March 1988, the stockholders approved the 1988 plan for key employees (Employee Plan). The Employee Plan allowed for the granting of up to 328,000 shares of the Corporation’s common stock at an option price no less than the market value of stock on the date such options are granted. As of February 28, 1998, no stock options may be granted under the Employee Plan. As of December 31, 2003, there were no stock options outstanding related to the Employee Plan.

     In April 1997, the stockholders approved the 1997 stock option plan for key employees (the 1997 Plan). The 1997 Plan allows for the granting of 1,070,000 shares of the Corporation’s common stock at an option price to be no less than the market value of the stock on the date such options are granted. Options typically have a ten-year term and vest ratably over a five-year period. At December 31, 2003, there were 116,700 shares available for grant under the 1997 Plan.

     In April 1994, the Board of Directors approved a non-qualified stock option plan for non-employee directors (the 1994 Director Plan). The 1994 Director Plan allowed for the granting of 228,820 shares of the Corporation’s common stock at an option price to be no less than the market value of the stock on the date such options are granted. As of November 1, 2002, options to purchase an aggregate of 125,980 shares of common stock were outstanding under the plan (at exercise prices ranging from $10.94 to $17.20 per share, with vesting over a period of four years and terms of ten years). In addition, an aggregate of 8,248 shares had been acquired upon exercise of vested options by two directors. On three occasions (once in 1998, once in 2000 and once in 2002), the number of shares available for grant of options under this plan was increased by the Board of Directors. Each of these increases was inadvertently implemented without obtaining shareholder approval required under applicable rules of the Nasdaq Stock Market. Upon being advised of this shareholder approval requirement, the Corporation cancelled the increases in number of shares available under the plan, and the non-employee directors holding options granted without shareholders approval have rescinded and terminated such options. These terminations were also completed in November 2002. In addition, the Corporation and the two directors that had exercised vested options agreed to rescind the exercise by taking back shares that had been acquired upon exercise of such options in exchange for a return of the exercise price (aggregating approximately $124,000) to the applicable holder. These terminations were completed in November 2002. These transactions did not have a material adverse effect on the Corporation’s financial condition or results of operations. At December 31, 2003, there were no shares available for grant under the 1994 Director Plan.

     In June 2003, the stockholders approved a non-qualified stock option plan for non-employee directors (the 2003 Directors Plan). The 2003 Directors Plan allows for the granting of 250,000 shares of the Corporation’s common stock at an option price to be no less than the market value of the stock on the date such options are granted. Options granted under this plan vest immediately and have a term not to exceed ten years. The plan provides for a grant of 3,000 options per year to each non-employee director who is a director on the day immediately after each annual meeting of stockholders. In addition, the plan allows for the granting of stock options to new non-employee directors. At December 31, 2003, there were 223,000 shares available for grant under the 2003 Director Plan.

     The tables below list the activity in the Corporation’s stock option plans for each of the years in the three year period ended December 31, 2003:

		Weighted Average
1988 and 1997 Plans	Shares	Exercise Price

Balance, December 31, 2000	841,961	$13.36

Shares:
Granted	39,200	12.75
Exercised	100	3.90
Expired	6,100	16.44

Balance, December 31, 2001	874,961	$13.31

Shares:
Granted	56,000	17.45
Exercised	53,341	8.97
Expired	4,906	12.06

Balance, December 31, 2002	872,714	$13.86

Shares:
Granted	107,500	20.00
Exercised	37,596	11.58
Expired	54,540	17.72

Balance, December 31, 2003	888,078	$14.46

Shares exercisable as of December 31, 2003	568,606	$14.58

		Weighted Average
1994 Director Plan	Shares	Exercise Price

Balance, December 31, 2000	150,340	$13.66

Shares:
Exercised	600	10.49
Expired	1,640	10.06

Balance, December 31, 2001	148,100	$13.67

Shares:
Granted	7,500	12.52
Exercised	8,248	14.92
Expired	28,684	12.94
Terminated	118,668	13.74

Balance, December 31, 2002	—	$—

		Weighted Average
2003 Director Plan	Shares	Exercise Price

Balance, December 31, 2002	—	$—

Shares:
Granted	27,000	18.96
Exercised	3,000	18.96

Balance, December 31, 2003	24,000	$18.96

Shares exercisable as of December 31, 2003	24,000	$18.96

     The table below lists information on stock options outstanding as of December 31, 2003:

		Options Outstanding			Options Exercisable

			Weighted Average	Weighted	Number of	Weighted
		Numbers of	Remaining	Average	Shares	Average
		Shares	Contractual	Exercise	Exercisable	Exercise
Range of Excercise Prices		Outstanding	Life in Years	Price	at Period End	Price

$ 9.50 -	$14.25	444,550	6.88	$11.16	247,278	$11.12
$16.35 -	$24.10	467,528	5.56	$17.83	345,328	$17.36

$ 9.50 -	$24.10	912,078	6.20	$14.58	592,606	$14.76

11. COMMON STOCK

     On December 18, 2002, the Corporation completed the sale of 2,300,000 shares of its common stock in an underwritten public offering. The common stock was offered at a price of $16.25 per share and generated gross proceeds of $37.4 million. Net proceeds after the underwriting discount and other offering costs were $34.3 million. Of the net proceeds, $33.0 million was contributed to the Bank to support asset growth.

     On August 22, 2001, the Corporation completed the private placement of 596,654 shares of common stock for an aggregate purchase price of $7.8 million. Net proceeds after offering costs were $7.4 million. Of the net proceeds, $6.0 million was contributed to the Bank to support asset growth.

     On June 23, 2000, the Corporation completed the private placement of 68,500 units, each unit consisting of 10 shares of common stock and one common stock purchase warrant. The warrants have an expiration date of June 23, 2010 and a purchase price of $12.00 per share. The units were sold to a limited number of accredited investors and generated gross proceeds of $6.9 million. Net proceeds after offering costs were $6.8 million. Nearly all the net proceeds were contributed to the Bank to support asset growth. At December 31, 2003, there were 68,500 warrants outstanding relating to this offering.

     On November 14, 2002, the Corporation repurchased 8,248 shares of the Corporation’s common stock for approximately $124,000 from two directors relating to the termination of the 1994 Director Plan. See Note 10 – Benefit Plans.

     The Corporation maintained a dividend reinvestment and stock purchase plan (the “YNB DRIP”). In 1997, in connection with adding a 3% discount to dividend reinvestments through the YNB DRIP, the Corporation inadvertently did not register with the Securities and Exchange Commission common stock purchased through the YNB DRIP and may not have distributed certain information to plan participants as required by securities laws. After being advised of those requirements, the Corporation promptly suspended operation of the YNB DRIP. Beginning in the second quarter of 2003 and ending July 21, 2003, the Corporation made an offer to all YNB DRIP participants to rescind their purchases of common stock through the YNB DRIP since December 1, 1997. Approximately 125,993 shares of common stock, as adjusted for stock splits and stock dividends, were acquired through the YNB DRIP since December 1, 1997, at prices ranging from $8.88 to $19.93 per share. On July 21, 2003, the rescission offer expired. YNB DRIP participants accepted the offer with respect to 346 shares. The cost of the repurchase of those shares, the interest paid to those YNB participants and the other costs related to the rescission offer were not material to the Corporation’s financial condition or results of operations.

     On October 15, 2003, the Corporation filed a registration statement for a new Dividend Reinvestment and Stock Purchase Plan and offered reinvestment of dividends starting with the fourth quarter 2003 dividend. In conjunction with the reinvestment of dividends, the Corporation issued 3,102 shares for the year ended December 31, 2003.

     In 1999, the Bank established an Employee Stock Ownership Plan and related trust (“ESOP”) for eligible employees. The ESOP is a tax-qualified plan subject to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Employees with twelve months of employment with the Bank and who have worked at least 1,000 hours are eligible to participate. The ESOP has borrowed $2 million from an unaffiliated financial institution and purchased 155,340 shares of common shares, no par value, of the Corporation. Shares purchased by the ESOP are held in a suspense account pending allocation among participants as the loan is repaid. This borrowing was repaid in 2003.

     The Corporation’s 401(k) savings plan had, since August 1998, included an option for employees to invest a portion of their plan accounts in a fund (the “YNB Stock Fund”) that acquired shares of the Corporation’s common stock in the open market. In connection with the addition of the YNB Stock Fund to the plan, the Corporation inadvertently did not register with the Securities and Exchange Commission the 401(k) savings plan interests or the shares of common stock acquired by the YNB Stock Fund and may not have distributed certain information to plan participants on a timely basis as required by securities laws. After being advised of those requirements, management promptly completed the registration and distributed the required information to the plan participants. In November 2002, the Corporation’s Board of Directors approved the discontinuance of the YNB Stock Fund, and the sale of all common stock shares owned by the YNB Stock Fund to the ESOP. As of May 31, 2003, there was approximately $5.9 million invested in the 401(k) savings plan. In May 2003, the ESOP purchased the 39,515 shares of common stock representing all common shares in the YNB Stock Fund from the 401(k) savings plan for approximately $755,000. The ESOP funded this transaction by borrowing $755,000 from an unaffiliated financial institution. While it is still possible that the Corporation may have liability based on the requirements applicable to the 401(k) savings plan, management does not believe that any such liabilities or claims, if asserted, would have a material adverse effect on our financial condition or results of operations.

     ESOP compensation expense is recognized based on the fair value of the stock when it is committed to be released. Compensation expense amounted to $588,000, $483,000 and $367,000 for the years ended December 31, 2003, 2002, and 2001, respectively. The fair value of unearned shares at December 31, 2003 was $1,017,000. The number of shares allocated as of December 31, 2003 was 155,340.

     Unallocated shares are deducted from common shares outstanding for earnings per share purposes with shares, which are committed to be released during the year added back into weighted average shares outstanding.

12. OTHER NON-INTEREST EXPENSE

Other non-interest expense included the following:

	Year Ended December 31,

(in thousands)	2003	2002	2001

Marketing	$1,661	$1,104	$957
Stationery and supplies	908	823	633
Outside services and processing	899	696	503
Communication and postage	844	809	694
Audit and examination fees	725	570	501
Attorneys’ fees	480	258	238
Insurance	408	205	152
FDIC insurance premium	213	200	180
ORE expense	194	418	831
Amortization of subordinated debentures expense	169	190	210
Other	3,336	1,951	2,175

Total	$9,837	$7,224	$7,074

13. RELATED PARTY TRANSACTIONS

     The Corporation has had and expects to have transactions in the ordinary course of business with many of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. For a discussion of credit transactions, see Note 4 – Loans and Allowance for Loan Losses. Listed below is a summary of other material relationships or transactions with the Corporation’s directors, senior officers and other affiliates.

     In June 2003, the Bank sold its former operations building to Christopher S. Vernon, a director of the Corporation and the Bank. The purchase price was $650,000 and the Bank recorded a gain of $429,000 in the second quarter of 2003, which is included in other non-interest income in the consolidated statements of income. The Bank is leasing the basement of the building on a month-by-month basis. Under the terms of the lease, the Bank is required to pay $2,783 per month, excluding utilities and maintenance expenses.

     In October 2001, the Bank signed a fifteen-year lease with 3 five-year renewal terms for its Hunterdon County Regional Headquarters. The property is owned by FYNB LLC. Sidney L. Hofing, a director of the Corporation and the Bank, previously had an ownership interest in FYNB LLC, but several members of Mr. Hofing’s family, including his spouse, continue to have an ownership interest. Under the terms of the lease, the Bank is obligated to pay approximately $17,500 per month, excluding utilities and maintenance expenses.

     In May 2001, the Bank signed a ten-year lease with 3 five-year renewal options for its Bordentown, New Jersey branch office. The Bank acquired the property from the bankruptcy estate of a borrower and sold the property to BYN, LLC, a limited liability company of which Sidney L. Hofing, a director of the Corporation and the Bank, is a member. The purchase price was approximately $537,000. Under the terms of the lease, the Bank is obligated to pay approximately $7,000 per month, excluding utilities and maintenance expenses.

     In July 2000, the Bank signed a ten-year lease with 4 five-year renewal options for this Lawrence, New Jersey branch office. The property is owned by Union Properties LLC. Sidney L. Hofing, a director of the Corporation and the Bank, has an ownership interest in Union Properties LLC. Under the terms of the lease, the Bank is obligated to pay approximately $7,300 per month, excluding utilities and maintenance expenses.

     In October 1999, upon expiration of the initial five-year term, the Bank renewed its lease for a five-year period for its Trenton, New Jersey branch office, which is owned by The Lalor Urban Renewal Limited Partnership. The Lalor Corporation, which is the general partner of the limited partnership, is owned by Sidney L. Hofing, a director of the Corporation and the Bank. Under the lease, the Bank is obligated to pay approximately $2,600 per month, excluding utilities and maintenance expenses.

     Except as described in Note 4 – Loans and Allowance for Loan Losses and above, there were no new material loan relationships established in 2003.

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

     Credit risk, the risk that a counterparty of a particular financial instrument will fail to perform, is the contract amount of the commitments to extend credit and letters of credit. The credit risk associated with these financial instruments is essentially the same as that involved in extending loans to customers. Credit risk is managed by limiting the total amount of arrangements outstanding and by applying normal credit policies to all activities with credit risk. Collateral is obtained based on management’s credit assessment of the customer.

     The contract amounts of off-balance sheet financial instruments as of December 31, 2003 and 2002 for commitments to extend credit were $305.5 million and $243.1 million, respectively. For letters of credit, the contract amounts were $28.2 million and $19.6 million, respectively.

     As part of its normal course of business, the Corporation issues standby letters of credit as part of an overall lending relationship. These standby letters of credit are primarily related to performance guarantees on real estate development. At December 31, 2003 and 2002, the amount of standby letters of credit outstanding (and the maximum liability of the Corporation) were $24.9 million and $16.6 million, respectively. The Corporation typically obtains collateral to secure standby letters of credit. At December 31, 2003 and 2002 collateral securing standby letters of credit was $14.9 million and $14.1 million, respectively, and is available to offset potential losses.

     Commitments to extend credit and letters of credit may expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent future cash flow requirements.

     The Corporation maintains lines of credit with five of its correspondent banks. There were $29.0 million in lines of credit available as of December 31, 2003. Subject to collateral requirements, the Corporation also maintains lines of credit with the FHLB and three brokerage firms. There were approximately $300.0 million in lines available at December 31, 2003.

     The Corporation leases various banking offices, its corporate headquarters and operations center. Total lease rental expense was $2.1 million, $1.9 million, and $1.3 million for the years ended December 31, 2003, 2002, and 2001, respectively. Minimum rentals under the terms of the leases are approximately $2.2 million in 2004, $2.1 million in 2005 and $2.2 million per year in 2006, 2007 and 2008.

     The Corporation and the Bank are party, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from their business. Management does not consider that any such proceedings depart from usual routine litigation and, in its judgment, the Corporation’s consolidated financial condition and results of operations will not be adversely affected by the final outcome of any pending legal proceedings.

15. REGULATORY MATTERS

The Corporation and the Bank are subject to risk based capital guidelines administered by Federal banking agencies. The guidelines are designed to make regulatory capital requirements more sensitive to risk profiles among banks and bank holding companies, to account for off-balance exposure and to minimize disincentives for holding liquid assets. Under the guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with applicable weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, maintain a minimum ratio of tier 1 capital to total risk-weighted assets of 4% and tier 1 capital to average total assets of 4%. Failures to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the consolidated financial statements.

     The following table presents the Corporation’s and Bank’s actual capital amounts and ratios:

REGULATORY CAPITAL

	Per Regulatory Guidelines

	Actual		Minimum		“Well Capitalized”

(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Corporation
Total capital (to risk-weighted assets)	$205,788	12.1%	$136,454	8.0%	$170,293	10.0%
Tier 1 capital (to risk-weighted assets)	188,493	11.1	68,227	4.0	102,340	6.0
Tier 1 capital (to average assets)	188,493	8.0	93,834	4.0	117,293	5.0
Bank
Total capital (to risk-weighted assets)	$190,090	11.1%	$136,454	8.0%	$170,567	10.0%
Tier 1 capital (to risk-weighted assets)	172,795	10.1	68,227	4.0	102,340	6.0
Tier 1 capital (to average assets)	172,795	7.4	93,469	4.0	116,836	5.0

As of December 31, 2002:
Corporation
Total capital (to risk-weighted assets)	$187,897	13.0%	$115,626	8.0%	$144,533	10.0%
Tier 1 capital (to risk-weighted assets)	171,076	11.8	57,813	4.0	86,720	6.0
Tier 1 capital (to average assets)	171,076	8.2	83,817	4.0	104,772	5.0
Bank
Total capital (to risk-weighted assets)	$181,251	12.6%	$115,515	8.0%	$144,393	10.0%
Tier 1 capital (to risk-weighted assets)	164,430	11.4	57,757	4.0	86,636	6.0
Tier 1 capital (to average assets)	164,430	7.9	83,493	4.0	104,367	5.0

     As of December 31, 2003, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework. Under the capital adequacy guidelines, a well capitalized institution must maintain a total risk adjusted capital ratio of at least 10%, a tier 1 capital ratio of a least 6%, a leverage ratio of at least 5%, and not be subject to any regulatory written order, agreement or directive.

     The principal source of funds for the Corporation is dividends from the Bank. There are various legal and regulatory limits on the extent to which banking subsidiaries can finance or otherwise provide funds to their holding companies. Permission from the Office of the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits, as defined by the Comptroller, for that year, combined with its retained net profits for the two preceding years. The retained net profits of the Bank available for dividends were approximately $15.2 million as of December 31, 2003.

     The adoption of FIN 46 required the Corporation to deconsolidate its investment in Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts in its financial statements (see Note 8).

     In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include trust preferred securities in their tier 1 capital for regulatory capital purposes until notice is given to the contrary. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in tier 1 capital for regulatory capital purposes. If the Corporation was not allowed to include the $46.0 million in trust preferred securities issued by subsidiary trusts in tier 1 capital at December 31, 2003, the Corporation would no longer be considered “well capitalized” but would be considered “adequately capitalized.” The Bank capital ratios would not be directly affected by the exclusion of trust preferred securities and the Bank would still be “well capitalized.”

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 “Disclosure About Fair Value of Financial Instruments” (SFAS 107) requires the Corporation to disclose estimated fair value for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instruments. SFAS 107 has no effect on the financial position or results of operations in the current year or any future period. Furthermore, the fair values disclosed under SFAS 107 are not representative of the total value of the Corporation. The following fair value estimates, methods and assumptions were used to measure the fair value of each class of financial instruments for which it is practical to estimate that value:

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

     The fair value of performing loans, except residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.

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

Subordinated Debentures. For subordinated debentures, the fair value was based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for subordinated debentures having similar credit and maturity terms.

     The estimated fair values of the Corporation’s financial instruments are as follows:

	December 31, 2003

(in thousands)	Carrying Value	Fair Value

Financial Assets:
Cash and cash equivalents	$33,155	$33,155
Interest bearing deposits	20,552	20,552
Securities available for sale	798,007	798,007
Investment securities	68,686	70,476
Loans, net	1,426,060	1,435,330
Financial Liabilities:
Deposits	1,483,809	1,491,810
Borrowed funds	738,080	809,668
Subordinated debentures	47,428	49,311

	December 31, 2002

(in thousands)	Carrying Value	Fair Value

Financial Assets:
Cash and cash equivalents	$101,093	$101,093
Interest bearing deposits	2,501	2,501
Securities available for sale	821,675	821,675
Investment securities	54,690	56,710
Loans, net	1,178,322	1,192,076
Financial Liabilities:
Deposits	1,272,286	1,285,063
Borrowed funds	757,711	847,216
Subordinated debentures	33,510	36,094

     The fair value of commitments to extend credit and letters of credit are estimated using the fees currently charged to enter into similar agreements, and as the fair value for these financial instruments was not material, are not included above.

Limitations. Fair value estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets that are not considered financial assets include the deferred tax assets and bank premises and equipment. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in many of the estimates.

17. PARENT CORPORATION INFORMATION

The condensed financial statements of the parent company only are presented below:

CONDENSED STATEMENTS OF CONDITION

	December 31,

(in thousands)	2003	2002

Assets:
Cash	$12,978	$5,696
Securities available for sale	1,678	1,010
Investment in subsidiary	173,857	171,788
Other Assets	3,561	1,630

Total Assets	$192,074	$180,124

Liabilities and Stockholders’ Equity:
Other liabilities	$334	$275
Obligation for ESOP	755	400
Subordinated debentures	47,428	33,510
Stockholders’ equity	143,557	145,939

Total Liabilities and Stockholders’ Equity	$192,074	$180,124

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,

(in thousands)	2003	2002	2001

Operating Income:
Dividends from subsidiary	$7,575	$6,647	$6,294
Interest income	96	116	108
Other income	431	444	472

Total Operating Income	8,102	7,207	6,874

Operating Expense:
Interest expense	3,057	3,257	3,120
Other expense	1,320	996	833

Total Operating Expense	4,377	4,253	3,953

Income before taxes and equity in undistributed income of subsidiary	3,725	2,954	2,921
Federal income tax benefit	(1,289)	(1,243)	(1,144)

Income before equity in undistributed income of subsidiary	5,014	4,197	4,065
Equity in undistributed income of subsidiary	5,295	9,807	4,488

Net Income	$10,309	$14,004	$8,553

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

(in thousands)	2003	2002	2001

Cash Flows from Operating Activities:
Net Income	$10,309	$14,004	$8,553
Adjustments:
(Increase) decrease in other assets	(1,931)	1,788	(1,606)
Equity in undistributed income of subsidiary	(5,295)	(9,807)	(4,488)
Increase in other liabilities	59	91	56

Net Cash Provided by Operating Activities	3,142	6,076	2,515

Cash Flows from Investing Activities:
Purchase of securities available for sale	(668)	—	(190)
Investment in subsidiaries	(5,600)	(33,787)	(10,705)

Net Cash Used by Investing Activities	(6,268)	(33,787)	(10,895)

Cash Flows from Financing Activities:
Increase (decrease) in obligation for ESOP	355	(400)	(400)
Proceeds from issuance of subordinated debentures	25,744	—	6,190
Retirement of subordinated debentures	(11,856)	—	—
Proceeds from shares issued	961	35,253	7,845
Treasury shares acquired	(6)	(124)	—
Dividends paid	(4,790)	(3,546)	(3,341)

Net Cash Provided by Financing Activities	10,408	31,183	10,294

Net increase in cash	7,282	3,472	1,914
Cash as of beginning of year	5,696	2,224	310

Cash as of end of year	$12,978	$5,696	$2,224

INDEPENDENT
Auditors’ Report

THE BOARD OF DIRECTORS AND STOCKHOLDERS
YARDVILLE NATIONAL BANCORP:

We have audited the accompanying consolidated statements of condition of Yardville National Bancorp and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yardville National Bancorp and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Short Hills, New Jersey
March 8, 2004

INDEX TO EXHIBITS

	Exhibit
	Number	Description
(A)	3.1	Restated Certificate of Incorporation of the Company, as corrected by the Certificate of Correction thereto filed on July 6, 1995 and as amended by the Certificate of Amendment thereto filed on March 6, 1998.

(B)	3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on June 6, 2003.

(C)	3.3	By-Laws of the Company

(C)	4.1	Specimen Share of Common Stock

(D)	4.2	Amended and Restated Trust Agreement dated October 16, 1997, among the Registrant, as depositor, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust.

(D)	4.3	Indenture dated October 16, 1997, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s 9.25% Subordinated Debentures due 2027.

(D)	4.4	Preferred Securities Guarantee Agreement dated as of October 16, 1997, between the Registrant and Wilmington Trust Company, as trustee, relating to the Preferred Securities of Yardville Capital Trust.

	4.5	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Series A 9.50% Junior Subordinated Deferrable Interest Debentures due June 22, 2030: (i) Amended and Restated Declaration of Trust dated June 23, 2000, among the Registrant, The Bank of New York, as property trustee, and the Administrative Trustees of Yardville Capital Trust II; (ii) Indenture dated as of June 23, 2000, between the Registrant and The Bank of New York, as trustee, relating to the Registrant’s Series A 9.50% Junior Subordinated Deferrable Interest Debentures due June 22, 2030; and (iii) Series A Capital Securities Guarantee Agreement dated as of June 23, 2000, between the Registrant and The Bank of New York, as trustee, relating to the Series A Capital Securities of Yardville Capital Trust II.

	4.6	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Series A 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031: (i) Amended and Restated Declaration of Trust dated March 28, 2001, among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust III; (ii) Indenture dated as of March 28, 2001, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Series A 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031; and (iii) Series A Capital Securities Guarantee Agreement dated as of March 28, 2001, between the Registrant and Wilmington Trust Company, as trustee, relating to the Series A Capital Securities of Yardville Capital Trust III.

INDEX TO EXHIBITS

	Exhibit
	Number	Description
	4.7	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due March 1, 2033: (i) Amended and Restated Declaration of Trust dated February 19, 2003, among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust IV; (ii) Indenture dated as of February 19, 2003, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due March 1, 2033; and (iii) Capital Securities Guarantee Agreement dated as of February 19, 2003, between the Registrant and Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of Yardville Capital Trust IV.

	4.8	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due October 8, 2033: (i) Amended and Restated Declaration of Trust among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust V; (ii) Indenture between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due October 8, 2033; and (iii) Capital Securities Guarantee Agreement between the Registrant and Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of Yardville Capital Trust V.

(A)	10.1	Employment Contract between Registrant and Stephen F. Carman*

(A)	10.2	Employment Contract between Registrant and Jay G. Destribats*

(A)	10.3	Employment Contract between Registrant and James F. Doran*

(A)	10.4	Employment Contract between Registrant and Frank Durand III*

(A)	10.5	Employment Contract between Registrant and Howard N. Hall*

(A)	10.6	Employment Contract between Registrant and Timothy J. Losch*

(A)	10.7	Employment Contract between Registrant and Eugene C. McCarthy*

(A)	10.8	Employment Contract between Registrant and Daniel J. O’Donnell*

(A)	10.9	Employment Contract between Registrant and Patrick M. Ryan*

(A)	10.10	Employment Contract between Registrant and John P. Samborski*

(A)	10.11	Employment Contract between Registrant and Sarah J. Strout*

(A)	10.12	Employment Contract between Registrant and Stephen R. Walker*

	10.13	Second, Amended and Restated Supplemental Executive Retirement Plan*

(A)	10.14	Supplemental Executive Retirement Plan Summary for the Benefit of Jay G. Destribats*

(A)	10.15	Supplemental Executive Retirement Plan Summary for the Benefit of Patrick M. Ryan*

(A)	10.16	Supplemental Executive Retirement Plan Summary for the Benefit of Stephen F. Carman*

(A)	10.17	Supplemental Executive Retirement Plan Summary for the Benefit of Timothy J. Losch*

(A)	10.18	1988 Stock Option Plan*

(F)	10.19	1994 Stock Option Plan*

	10.20	Directors’ Deferred Fee Plan*

(E)	10.21	1997 Stock Option Plan*

(H)	10.22	Yardville National Bank Employee Stock Ownership Plan, as amended*

(B)	10.23	Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors*

(G)	10.24	Lease agreement between Crestwood Construction and the Bank dated May 25, 1998

INDEX TO EXHIBITS

Exhibit
	Number		Description
(I)	10.25		Real property lease between the Bank and BYN, LLC for our branch located at 1041 Route 206, Bordentown, New Jersey

(I)	10.26		Real property lease between the Bank and FYNB, LLC for our branch located in Raritan, New Jersey

(I)	10.27		Real property lease between the Bank and Union Properties, LLC for our branch located at 1575 Brunswick Avenue, Lawrence, New Jersey

(I)	10.28		Real property lease between the Bank and The Lalor Urban Renewal Limited Partnership for our branch located in the Lalor Plaza in Trenton, New Jersey

(J)	10.29		Contract of Sale dated February 24, 2003, between the Bank and Christopher S. Vernon

(K)	10.30		Employment agreement between Registrant and Brian K. Gray

(K)	10.31		Lease agreement between the Registrant and Christopher S. Vernon, Eileen Vernon and Mark Corcoran

	14.1		Code of Ethics

	21		List of Subsidiaries of the Registrant

	23		Consent of KPMG, LLP

	31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2		Certification of Vice President and Treasurer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2		Certification of Vice President and Treasurer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

	(A	)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as amended by Form 10-K/A filed with the SEC on May 2, 2003

	(B	)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2003

	(C	)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-78050)

	(D	)	Incorporated by reference to the Registrant’s Registration Statement on Form S-2 (Registration Nos. 333-35061 and 333-35061-01)

	(E	)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-28193)

	(F	)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998, as amended by Form 10-Q/A filed June 9, 1998

	(G	)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998

	(H	)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-71741)

	(I	)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-99269)

	(J	)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003

	(K	)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.