Form 10-Q
period 2004-03-31
YARDVILLE NATIONAL BANCORP
filed 2004-05-10
CIK 787849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 29, 2004, the following class and number of shares were outstanding:

Common Stock, no par value	10,459,088

Class	Number of shares outstanding

INDEX
YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

i

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Condition
(Unaudited)

	March 31,	December 31,
(in thousands, except share data)	2004	2003
Assets:
Cash and due from banks	$25,498	$25,785
Federal funds sold	66,920	7,370

Cash and Cash Equivalents	92,418	33,155

Interest bearing deposits with banks	27,161	20,552
Securities available for sale	733,517	798,007
Investment securities (market value of $72,766 in 2004 and $70,476 in 2003)	70,784	68,686
Loans	1,584,939	1,443,355
Less: Allowance for loan losses	(18,162)	(17,295)

Loans, net	1,566,777	1,426,060
Bank premises and equipment, net	11,438	12,307
Bank owned life insurance	43,289	42,816
Other assets	27,112	29,610

Total Assets	$2,572,496	$2,431,193

Liabilities and Stockholders’ Equity:
Deposits
Non-interest bearing	$179,697	$163,812
Interest bearing	1,435,151	1,319,997

Total Deposits	1,614,848	1,483,809

Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	726,000	726,000
Obligation for Employee Stock Ownership Plan (ESOP)	660	755
Other	472	1,325

Total Borrowed Funds	737,132	738,080

Subordinated debentures	47,428	47,428
Other liabilities	21,043	18,319

Total Liabilities	$2,420,451	$2,287,636

Stockholders’ equity
Preferred stock: no par value Authorized 1,000,000 shares, none issued
Common stock: no par value Authorized 20,000,000 shares in 2004 and 2003 Issued 10,632,233 shares in 2004 and 10,619,855 shares in 2003	90,335	90,079
Surplus	2,205	2,205
Undivided profits	58,829	56,152
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(660)	(755)
Accumulated other comprehensive income (loss)	4,496	(964)

Total Stockholders’ Equity	152,045	143,557

Total Liabilities and Stockholders’ Equity	$2,572,496	$2,431,193

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2004	2003
INTEREST INCOME:
Interest and fees on loans	$23,099	$20,054
Interest on deposits with banks	51	7
Interest on securities available for sale	8,165	8,833
Interest on investment securities:
Taxable	43	58
Exempt from Federal income tax	778	631
Interest on Federal funds sold	82	211

Total Interest Income	32,218	29,794

INTEREST EXPENSE:
Interest on savings account deposits	2,568	2,640
Interest on certificates of deposit of $100,000 or more	974	1,058
Interest on other time deposits	3,246	3,853
Interest on borrowed funds	8,874	9,034
Interest on subordinated debentures	810	880

Total Interest Expense	16,472	17,465

Net Interest Income	15,746	12,329
Less provision for loan losses	2,450	600

Net Interest Income After Provision for Loan Losses	13,296	11,729

NON-INTEREST INCOME:
Service charges on deposit accounts	863	547
Securities gains, net	586	151
Income on bank owned life insurance	486	509
Other non-interest income	439	365

Total Non-Interest Income	2,374	1,572

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,832	5,017
Occupancy expense, net	1,090	1,026
Equipment expense	794	690
Other non-interest expense	2,571	1,914

Total Non-Interest Expense	10,287	8,647

Income before income tax expense	5,383	4,654
Income tax expense	1,505	1,298

Net Income	$3,878	$3,356

EARNINGS PER SHARE:
Basic	$0.37	$0.32
Diluted	$0.36	$0.32

Weighted average shares outstanding:
Basic	10,427	10,397
Diluted	10,800	10,565

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2004	2003
Cash Flows from Operating Activities:
Net Income	$3,878	$3,356
Adjustments:
Provision for loan losses	2,450	600
Depreciation	1,258	546
ESOP fair value adjustment	26	31
Amortization and accretion	488	1,210
Gains on sales of securities available for sale	(586)	(151)
Increase in other assets	(789)	(2,858)
Increase (decrease) in other liabilities	2,724	(2,941)

Net Cash Provided by (Used In) Operating Activities	9,449	(207)

Cash Flows From Investing Activities:
Net (increase) decrease in interest bearing deposits with banks	(6,609)	1,629
Purchase of securities available for sale	(94,574)	(200,525)
Maturities, calls and paydowns of securities available for sale	58,083	168,759
Proceeds from sales of securities available for sale	109,341	34,777
Proceeds from maturities and paydowns of investment Securities	2,580	815
Purchase of investment securities	(4,666)	(6,679)
Net increase in loans	(143,167)	(52,180)
Expenditures for bank premises and equipment	(389)	(456)

Net Cash Used in Investing Activities	(79,401)	(53,860)

Cash Flows from Financing Activities:
Net increase in non-interest bearing demand, money market, and savings deposits	104,432	94,832
Net increase (decrease) in certificates of deposit	26,607	(28,016)
Net decrease in borrowed funds	(948)	(10,751)
Proceeds from issuance of subordinated debentures	—	15,464
Retirement of subordinated debentures	—	(11,856)
Proceeds from issuance of common stock	230	49
Decrease in unallocated ESOP shares	95	100
Dividends paid	(1,201)	(1,196)

Net Cash Provided by Financing Activities	129,215	58,626

Net increase in cash and cash equivalents	59,263	4,559
Cash and cash equivalents as of beginning of period	33,155	101,093

Cash and Cash Equivalents as of End of Period	$92,418	$105,652

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	15,701	18,476
Income taxes	14	6,100

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfers from loans to other real estate, net of charge offs	—	801

See Accompanying Notes to Unaudited Consolidated Financial Statements

Yardville National Bancorp and Subsidiaries

Notes to Consolidated Financial Statements
Three Months Ended March 31, 2004
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

The consolidated financial data as of and for the three months ended March 31, 2004 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2004.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiary, The Yardville National Bank, and the Bank’s wholly owned subsidiaries (collectively the Corporation). All significant inter-company accounts and transactions have been eliminated in consolidation. Under Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) the following former subsidiaries have been deconsolidated: Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, Yardville Capital Trust IV, and Yardville Capital Trust V. All prior periods presented have been reclassified to reflect the deconsolidation.

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

2. Earnings Per Share

Weighted average shares for the basic net income per share computation for the three months ended March 31, 2004 and 2003 were 10,427,000 and 10,397,000, respectively. For the diluted net income per share computation, common stock equivalents of 373,000 and 168,000 are included for the three months ended March 31, 2004 and 2003, respectively. Common stock equivalents that were antidilutive were 2,500 and 379,000 for the three months ended March 31, 2004 and 2003, respectively.

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

	For the three months ended March 31,
(in thousands, except per share amounts)	2004	2003
Net income as reported:
As reported	$3,878	$3,356
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	134	172

Pro forma net income	$3,744	$3,184

Earnings per share:
Basic:
As reported	$0.37	$0.32
Pro forma	0.36	0.31
Diluted:
As reported	$0.36	$0.32
Pro forma	0.35	0.30

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the first quarter of 2004 and 2003:

	2004	2003
Number of options granted	2,500	22,000
Expected annual dividend rate	$0.46	$0.46
Risk free rate	2.81%	2.83%
Expected average option life (years)	8.0	8.0
Expected volatility	16.00%	38.00%

4. Comprehensive Income

Below is a summary of comprehensive income for the three months ended March 31, 2004 and 2003.

	Three Months Ended March 31,
(in thousands)	2004	2003
Net Income	$3,878	$3,356

Other comprehensive income
Holding gain (loss) arising during the period, net of tax and reclassification	5,841	(1,693)
Less reclassification of realized net gain on sale of securities available for sale, net of tax	381	100
Net change in unrealized gain (loss) for the period, net of tax	5,460	(1,793)

Total comprehensive income	$9,338	$1,563

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

The following table summarizes activity with respect to such loans:

	For the three	For the three
	months ended	months ended
(in thousands)	3/31/04	3/31/03
Balance as of beginning of period	$72,888	$42,996
Additions	5,097	1,559
Reductions	3,840	3,220

Balance as of end of the period	$74,145	$41,335

None of these loans were past due or on nonaccrual status as of March 31, 2004 or March 31, 2003.

In addition, the Corporation has had, and expects in the future to have, other transactions in the ordinary course of business with many of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended March 31, 2004.

6. Postretirement Benefits

The Corporation provides additional postretirement benefits, namely life and health insurance, to retired employees over the age of 62 who have completed 15 years of service. The plan calls for retirees to contribute a portion of the cost of providing these benefits in relation to years of service. The table below lists the components of postretirement benefit expenses for the three months ended March 31, 2004 and 2003.

	Three months	Three months
(in thousands)	ended 3/31/04	ended 3/31/03
Service cost	$31	$35
Interest cost	18	21
Expected return on plan assets	—	—
Amortization of prior service costs	(1)	(1)
Amortization of the net loss	1	1

Balance as of end of the period	$49	$56

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents management’s discussion and analysis of the financial condition and results of operations. It should be read in conjunction with the 2003 Annual Report to Stockholders and Form 10-K for the fiscal year ended December 31, 2003, as well as the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q. Throughout this report the terms “YNB,” “company,” “we,” “us,” “our,” and “corporation” refer to Yardville National Bancorp, our wholly owned banking subsidiary, The Yardville National Bank (the “Bank”), and other subsidiaries, as a consolidated entity except where noted. The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of our operations. Certain reclassifications have been made to prior period financial statements and related information to conform them to the current presentation.

This Form 10-Q contains express and implied statements relating to our future financial condition, results of operations, plans, objectives, performance, and business, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These may include statements that relate to, among other things, profitability, liquidity, adequacy of the allowance for loan losses, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Actual results may differ materially from those expected or implied as a result of certain risks and uncertainties, including but not limited to, the results of our efforts to implement our retail strategy; adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses, interest rate fluctuations and other economic conditions; continued levels of our loan quality and origination volume; our ability to attract core deposits; continued relationships with major customers; competition in product offerings and product pricing; adverse changes in the economy that could increase credit-related losses and expenses; adverse changes in the market price of our common stock; compliance with laws, regulatory requirements and Nasdaq standards; and other risks and uncertainties detailed from time to time in our other filings with the Securities and Exchange Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Results of Operations
2004 Overview

We are a $2.57 billion financial holding company headquartered in Hamilton, New Jersey. We operate 22 full-service branches through our wholly owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex and Burlington Counties in New Jersey and Bucks County, Pennsylvania. Our existing and target markets are located in the demographically attractive corridor between New York City and Philadelphia. We provide a broad range of lending and deposit products as well as other financial products and services with an emphasis on commercial real estate and commercial and industrial loans to small to mid-sized businesses.

We generate substantially all of our income from our loan and securities portfolios. Our earning asset base is primarily funded through deposits and, to a lesser degree, borrowed funds. Our primary objective is to increase our net interest income. To accomplish this, we must continue to lower our cost of funds and expand our loan portfolio. Our most difficult challenge is attracting more deposits at a reasonable cost. As our legal lending limit has risen, the size of loans requested has increased as well, exerting pressure on our branch network to provide funds for our growth. By implementing our retail strategy, we have increased the number of branches in our targeted markets, enhanced our brand image and introduced our products and services to an expanded geographic region. This strategy, however, requires investment of resources in people, facilities, marketing and technology. While we have seen many positive results, including a lower cost of funds, we have not yet fully realized all of the benefits of this strategic direction.

In the first quarter of 2004, increased interest income primarily from commercial loan growth and a lower cost of funds resulted in the notable improvement in our net interest margin (tax equivalent) and increase in net income compared to the same period in 2003. All references to the net interest margin are tax equivalent except where noted. We believe that by expanding into new markets and attracting lower cost deposits to fund our growth, we will further enhance profitability and the value of our franchise in 2004.

Net Income

We reported net income of $3.9 million for the three months ended March 31, 2004, an increase of $522,000 or 15.6% compared to $3.4 million for the same period in 2003. The increase in net income for the first three months of 2004 compared to the same period in 2003 was attributable to an increase in net interest income and non-interest income partially offset by a higher provision for loan losses and increased non-interest expenses. Diluted earnings per share for the three months ended March 31, 2004 increased 12.5% to $0.36 compared to $0.32 for the same period in 2003. The increase in both basic and diluted earnings per share resulted primarily from the higher level of net income earned in the first quarter of 2004 compared to the same period in 2003.

Net Interest Income

Net interest income is the largest and most significant component of our operating income. Our net interest income for the first three months of 2004 was $15.7 million, an increase of $3.4 million or 27.7% from the same period in 2003. The most significant factors relating to the improvement were an increase in interest and fees on loans and a reduction in interest expense on interest bearing deposits.

We are continuing our efforts to improve our net interest margin in 2004. The net interest margin is calculated as net interest income divided by average interest earning assets. The tax equivalent adjustment presents net interest income and yields on tax-exempt investments and loans on a comparable basis to those of taxable investments and loans. The adjustment for the first quarter of 2004 resulted in a $410,000 increase to net interest income and a 7 basis point increase to the net interest margin compared to $336,000 and a 6 basis point increase for the same period in 2003. For the first three months of 2004, the net interest margin was 2.69%, a 38 basis point increase compared to 2.31% for the same period in 2003. The improvement of the net interest margin resulted from a 49 basis point decline in the cost of interest bearing liabilities, partially offset by the 7 basis point lower yield on earning assets. The success in expanding the net interest margin resulted from the implementation of several strategies designed to increase net interest income and the net interest margin. By emphasizing our strength as a business-focused lender, we achieved strong commercial loan growth that resulted in an increase in the percentage of our earning asset base consisting of higher yielding loans, the extension of the duration of our securities, which improved the portfolio yield, and the continued implementation of our retail strategy, which has attracted lower cost core deposits to support our loan growth.

Interest Income

For the first three months of 2004, total interest income was $32.2 million, an increase of $2.4 million or 8.1% when compared to $29.8 million for the same period in 2003. Higher interest income was primarily due to an increased volume of average loans outstanding for the first three months of 2004 compared to the same period in 2003, partially offset by a lower yield on loans, and to a lesser extent, a lower average balance of securities. The yield on earning assets for the first three months of 2004 was 5.36%, a 7 basis point decline from 5.43% for the same period in 2003.

Interest and fees on loans for the three months ended March 31, 2004 increased $3.0 million or 15.2% to $23.1 million from $20.1 million for the same period in 2003. The increase in interest and fees on loans resulted from an increase of $285.2 million or 23.4% in average loans outstanding, primarily commercial loans, partially offset by the yield on loans decreasing 44 basis points to 6.15% for the three months ended March 31, 2004 from 6.59% for the same period in 2003. The lower loan yield in 2004 reflected the continued lower interest rate environment and ongoing competition for loans.

Interest on securities declined $536,000 or 5.6% to $9.0 million for the three months ended March 31, 2004 compared to $9.5 million for the same period in 2003. Average securities for the three months ended March 31, 2004 decreased $54.3 million or 6.0% to $847.7 million when compared to the $901.9 million for the same period in 2003. Over the same period, the yield on the securities portfolio increased 2 basis points to 4.24% from 4.22%. The decline in interest income on securities for the three months ended March 31, 2004 resulted primarily from the lower average balance of securities as principal cash flows were used to fund commercial loan growth and enhance liquidity. A reduction in premium amortization on premium purchased mortgage-backed securities, including CMOs, combined with higher yields on securities purchased primarily in the 4th quarter of 2003 accounted for the increased yield on the securities portfolio.

Interest Expense

Total interest expense decreased $1.0 million or 5.7% to $16.5 million for the first three months of 2004, compared to $17.5 million for the same period in 2003. The decrease in interest expense resulted primarily from lower rates paid on all interest bearing deposits and, to a lesser extent, on subordinated debentures, partially offset by higher average balances on total interest bearing liabilities. Average interest bearing liabilities were $2.16 billion for the three months ended March 31, 2004 reflecting an increase of $191.4 million or 9.7% when compared to $1.97 billion for the same period in 2003. The average rate paid on interest bearing liabilities for the three months ended March 31, 2004 decreased 49 basis points to 3.05% from 3.54% for the same period of 2003.

Interest expense on deposits decreased $763,000 or 10.1% to $6.8 million for the first three months of 2004 compared to $7.6 million for the same period in 2003. The decline in interest expense on deposits resulted primarily from a $691,000 decrease in interest expense on time deposits, which includes certificates of deposits of $100,000 or more, to $4.2 million for the first three months of 2004 compared to $4.9 million for the same period in 2003. Interest expense on savings, money markets and interest bearing demand deposits decreased $72,000 to $2.5 million for the first three months of 2004 compared to $2.6 million for the same period in 2003. The decrease in the expense on these deposits was partially offset by the growth in their average balances. For the first three months of 2004, the average balance of savings, money markets and interest bearing demand deposits increased $200.6 million or 35.1% to $772.2 million compared to $571.6 million for the same period in 2003. The growth in these core deposit accounts reflected our increased focus on expanding our core deposit base as part of our retail strategy, money market balances acquired through an intermediary that places deposits from brokerage clients with banks, the successful acquisition of surrogates’ deposits through a competitive bidding process and the positive reception of our new “Simply Better Checking” product.

The total cost of interest bearing deposits was 1.97% for the first three months of 2004 and reflected a 60 basis point decrease when compared to the 2.57% cost for the same period in 2003. The key factors in the decrease in the cost of interest bearing deposits was a change in the mix of our average deposits and a low interest rate environment, which resulted in lower interest expense on all interest bearing deposits. Lower cost average savings, money markets and interest bearing demand deposits for the first three months of 2004 represented 56.0% of total average interest bearing deposits compared to 48.6% of total average interest bearing deposits for the same period in 2003. These deposits had a cost of 1.33% in the first three months of 2004 compared to 1.85% for the same period in 2003. In addition, for the first three months of 2004, the cost of certificates of deposit of $100,000 or more decreased 50 basis points to 2.57% compared to 3.07% for the same period in 2003. Over the same period, the cost of other time deposits decreased 45 basis points to 2.86% for the first three months of 2004 compared to 3.31% for the same period in 2003. We believe that if interest rates remain at current levels, the cost of our time deposits will continue to decline as higher rate CDs reprice to market rates at maturity.

Interest expense on borrowed funds decreased $160,000 or 1.8% to $8.9 million for the first three months of 2004 compared to $9.0 million for the same period in 2003. The decreased interest expense was the result of a decline in the average balance of borrowed funds outstanding in the first three months of 2004 to $737.6 million when compared to $757.2 million for the same period of 2003, partially offset by a 4 basis point increase in cost for the first three months of 2004 compared to the same period in 2003. As part of our strategy to improve our net interest margin, we have shifted our funding to lower cost core deposits instead of higher cost borrowed funds. To the extent that our retail strategy is successful in attracting these deposits, borrowed funds are expected to gradually become a less important funding source.

The overall cost of subordinated debentures decreased 209 basis points to 6.83% for the first three months of 2004 compared to 8.92% for the same period in 2003. In February 2003, we issued $15.5 million of subordinated debentures at a floating rate of three month LIBOR plus 340 basis points (at an average cost of 4.60% for the first quarter of 2004) and retired $11.9 million of fixed rate subordinated debentures with a cost of 9.25%. In September 2003, we issued an additional $10.3 million in subordinated debentures at a rate of three month LIBOR plus 300 basis points (at an average cost of 4.20% for the first quarter of 2004). These actions resulted in the lower cost of subordinated debentures in the first three months of 2004 compared to the same period in 2003.

We continue to implement our retail strategy with the goal of attracting lower cost core deposits and transaction accounts. This should allow us over time to reduce our historical dependency on higher cost CDs and borrowed funds and allow us to continue to lower our cost of funds, improve our net interest margin and generate service fee income. To the extent that core deposit growth is not adequate to fund earning asset growth, we would expect to use a combination of CDs and borrowed funds to meet our funding and liquidity needs. This reliance on higher cost funding sources could limit our ability to continue to lower our cost of funds in the future.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2004 was $2.5 million, an increase of $1.9 million from the $600,000 for the same period in 2003. The increase in the provision for loan losses was primarily due to the strong commercial loan growth experienced in the quarter and a charge off associated with one commercial loan relationship. To a lesser extent, higher levels of nonperforming loans also contributed to the increase in the provision.

Under the heading of “Allowance for Loan Losses”, in this report, is a more detailed discussion of our allowance for loan loss methodology.

Non-interest Income

Non-interest income consists of service charges on deposit accounts, net securities gains, income on bank owned life insurance and all other non-interest income. Total non-interest income for the first three months of 2004 was $2.4 million, an increase of $802,000 or 51.0% compared to non-interest income of $1.6 million for the same period in 2003. The increase was primarily due to an increase in net securities gains and an increase in service charges on deposit accounts for the three months ended March 31, 2004.

Service charges on deposit accounts increased $316,000 or 57.8% to $863,000 for the three months ended March 31, 2004 compared to $547,000 for the same period in 2003. Service charge income has increased in the first three months of 2004 from a broader base of deposit accounts and a higher collection rate of overdraft fees. We expect to continue to conduct targeted marketing campaigns in 2004 designed to attract lower cost and interest free demand deposit accounts with the goal of lowering our cost of funds while generating additional service charge and fee income.

Net gains on the sale of securities totaled $586,000 in the first three months of 2004 compared to $151,000 in net gains on the sale of securities for the same period in 2003. The higher level of securities gains reflected increased sale activity in the first three months of 2004 compared to the same period in 2003. We have continued to reposition securities in 2004 to achieve asset and liability and liquidity objectives, which include enhancing future interest income and managing interest rate risk.

Income on bank owned life insurance (BOLI) was $486,000 for the first three months of 2004 compared to $509,000 for the same period in 2003. The modest decrease in income on BOLI was due to the lower yield on certain BOLI assets due primarily to the lower interest rate environment. The income earned on these assets is used to offset the benefit costs of deferred compensation programs. Income on BOLI also reduces our overall effective income tax rate. Our BOLI assets are single premium policies. After the initial purchase, there are no additional premiums to be paid on those policies.

Other non-interest income increased $74,000 to $439,000 for the three months ended March 31, 2004 from $365,000 for the same period in 2003. Other non-interest income includes a variety of fee-based services, which have increased as we have expanded our retail network and increased our customer base. These include Second Check fees®, automated teller machine fees charged to non-customers, safe deposit box rental income and other non-banking service fees.

Non-interest Expense

Non-interest expenses consist of salaries and employee benefits, occupancy, equipment and all other operating expenses we incur. Non-interest expense totaled $10.3 million in the first three months of 2004, an increase of $1.6 million or 19.0% compared to the $8.6 million for the same period in 2003. The largest increase in non-interest expense for the first three months of 2004 compared to the same period of 2003 was in salaries and employee benefits expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.65% for the first quarter of 2004 compared to 1.52% for the same period of 2003. Our efficiency ratio for the first three months of 2004 was 56.77% compared to 62.20% for the same period in 2003. The efficiency ratio is computed by dividing total operating expenses by the sum of net interest income and non-interest income. A decrease in the efficiency ratio indicates a more efficient allocation of resources while an increase would indicate more resources are being utilized to generate the same volume of income. The improvement in the efficiency ratio was primarily due to higher net interest income and non-interest income partially offset by higher non-interest expenses. Continued improvements to the efficiency ratio will depend on increases in net interest income, non-interest income and controlled growth in non-interest expenses.

Salaries and employee benefits increased $815,000 or 16.2% to $5.8 million for the first three months of 2004 compared to $5.0 million for the same period in 2003. Full time equivalent employees totaled 359 at March 31, 2004, the same level that existed at December 31, 2003, which compared to 342 at March 31, 2003. Salary expense increased $548,000 and accounted for 67.2% of the increase in salaries and employee benefits expense. The primary increase in salaries for the three months ended March 31, 2004 was the ongoing development of our Northern Region, which included the opening of two new branches in 2003, and resulted in the hiring of additional retail, lending and support staff. The staffing obtained from our first branch acquisition in late 2003, additional modest staffing throughout the bank and annual merit increases also contributed to the increase in salary expense. Benefit expense increased $267,000 or 21.4% primarily due to higher costs associated with the increased number of employees as well as increased costs associated with medical insurance premiums and our deferred compensation plans.

Occupancy expense for the first three months of 2004 was $1.1 million, an increase of $64,000 or 6.2% compared to $1.0 million for the same period in 2003. The increase in occupancy expense was due to the additional costs, including rent expense, associated with the operation of our branch network. We opened three branches in 2003, all of which were opened after the first quarter of 2003. We continue to explore other branch locations in our markets and expect occupancy expense to increase as our branch network expands.

Equipment expense increased $104,000 or 15.1% to $794,000 for the first three months of 2004 from $690,000 for the same period in 2003. The increase in equipment expense reflected our continuing efforts to maintain and upgrade technology and systems in order to provide quality products and services and the opening of new branches.

Other non-interest expenses increased $657,000 or 34.3% to $2.6 million for the first three months of 2004 compared to $1.9 million for the same period in 2003. The increase in other non-interest expenses is reflective of a growing financial institution with increased costs associated with attracting new loan and deposit relationships, higher professional fees, loan workout costs and other operating expenses. In addition, the costs associated with operating a public company in the current regulatory environment resulted in increased insurance costs and audit fees. We have also tried, when possible, to outsource services that can be provided more effectively by third party providers. A number of our enhanced services like our website and cash management services for our business customers require arrangements with vendors that result in additional non-interest expense. In addition, by using third party providers we have effectively and efficiently improved products and services. Statement rendering and wire transfer processing, for example, have been outsourced which has resulted in increased service and processing fees but conversely have allowed us to limit the hiring of additional support staff.

Income Tax Expense

The provision for income taxes comprised of Federal and state income taxes was $1.5 million for the first three months of 2004 compared to $1.3 million for the same period in 2003. The increase in tax expense was primarily due to the higher level of taxable income in 2004 compared to the same period in 2003. The provision for income taxes for the first quarter of 2004 and 2003 were at an effective rate of 28.0% and 27.9%, respectively.

Financial Condition

Assets

Total consolidated assets at March 31, 2004 were $2.57 billion, an increase of $141.3 million or 5.8% compared to $2.43 billion at December 31, 2003. The growth in our asset base during the first quarter of 2004 reflected our continuing strength as a business-focused, relationship-oriented community bank as total loans increased $141.6 million. The growth in loans was principally reflected in commercial real estate and commercial and industrial loans. The funding for this asset growth was provided primarily by interest bearing deposits.

Loans

We emphasize commercial real estate and commercial and industrial loans to individuals and small to mid-sized businesses. The loan portfolio represents our largest earning asset class and is our primary source of interest income. Total loans increased $141.6 million or 9.8% to $1.58 billion at March 31, 2004 from $1.44 billion at December 31, 2003. The record commercial and overall loan growth we experienced in the first quarter of 2004 was due to several factors. Our broader geographic footprint, the strong real estate market in New Jersey, an improving economic environment and our strength as a commercial business lender primarily accounted for the robust growth for the three months ended March 31, 2004. Our loan portfolio represented 61.6% of total assets at March 31, 2004 compared to 59.4% at December 31, 2003. Continued loan growth is an important part of our strategy to increase our net interest margin and increase our franchise value. Strong competition from both bank and non-bank lenders, in addition to borrowers’ concerns over the economy, real estate prices and interest rates, among other factors, could affect future loan growth. While the majority of our lending business is with customers located within our core Mercer County, New Jersey market, the continued development of our northern region has resulted in significant new loan relationships in an expanded market area. Since a significant portion of our loan portfolio is secured by real estate, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of real estate collateral are subject to changes in the region’s economic environment and real estate market.

The table below sets forth YNB’s loan portfolio composition and loan growth by type for the three months ended March 31, 2004.

(in thousands)	03/31/04	12/31/03	Change	% Change
Commercial real estate
Owner occupied	$209,719	$204,539	$5,180	2.5%
Investor occupied	463,473	432,571	30,902	7.1
Construction and development	146,461	123,790	22,671	18.3

Residential
1-4 family	154,049	150,733	3,316	2.2
Multi-family	25,107	30,097	(4,990)	(16.6)

Commercial and industrial
Term	200,437	169,296	31,141	18.4
Lines of credit	264,558	218,097	46,461	21.3
Demand	1,730	1,199	531	44.3

Consumer
Home equity	81,155	78,877	2,278	2.9
Installment	25,455	24,165	1,290	5.3
Other	12,795	9,991	2,804	28.1

Total loans	$1,584,939	$1,443,355	$141,584	9.8%

At March 31, 2004, commercial real estate loans and commercial and industrial loans represented 81.2% of total loans compared to 79.6% at year-end 2003. In underwriting these loans, we first evaluate the cash flow capacity of the borrower to repay the loan as well as the borrower’s business experience. In addition, a majority of commercial loans are also secured by real estate and business assets and most are supported by the personal guarantees and other assets of the principals. We also diligently monitor the composition and quality of the overall commercial portfolio including significant credit concentrations by borrower or industry.

Commercial real estate loans increased $58.8 million or 7.7% in the first quarter of 2004 to $819.7 million from $760.9 million at December 31, 2003. Commercial real estate loans consist of owner occupied, investor occupied, and construction and development loans. The first quarter growth was primarily in investor occupied loans and construction and development loans which increased $30.9 million and $22.7 million, respectively. Construction and development loans include residential and commercial projects and are typically made to experienced residential or commercial construction developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally, construction loan terms run between one and two years and are interest only, adjustable rate loans indexed to the prime rate of interest.

Real estate underwriting standards include various limits on loan-to-value ratios based on the type of property and consideration of the creditworthiness of the borrower, the location of the real estate, the condition of the security property, the quality of the organization managing the property and the viability of the project including occupancy rates, tenants and lease terms. Additionally, underwriting standards require appraisals, periodic inspections of the properties and ongoing monitoring of operating results. Collateral values are established based upon independently prepared appraisals.

Residential loans include 1-4 family and multi-family loans. This segment of our portfolio totaled $179.2 million at March 31, 2004, decreasing $1.7 million in the first quarter of 2004 from year-end 2003. The decrease was due to a decline in multi-family loans, partially offset by growth in 1-4 family loans. Residential 1-4 family loans represented 86.0% of the total. Our 1-4 family loans are secured by first liens on the underlying real property. We are a participating seller/servicer with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) and we generally underwrite our single-family residential mortgage loans to conform to the standards required by these agencies. Multi-family loans, which represented $25.1 million of the total, primarily consist of loans secured by apartment complexes. Based on higher longer-term interest rates, we expect comparatively less activity in residential mortgage loans this year.

Commercial and industrial loans include term loans, lines of credit and demand loans. Commercial and industrial loans increased $78.1 million or 20.1% to $466.7 million at March 31, 2004 compared to $388.6 million at year-end 2003. The growth was primarily in term loans and lines of credit, which increased $31.1 million and $46.5 million, respectively. Growth in commercial and industrial loans accounted for 55.2% of the total loan growth in the quarter. The increase in commercial and industrial loans primarily resulted from an improving economy and increased business activity in our market area. We anticipate continued growth as the economy continues to strengthen. Commercial and industrial loans are typically loans made to small and mid-sized businesses and consist of loans used to finance inventory, receivables, and other working capital needs. Typically term loans are provided for equipment needs. In our commercial and industrial loan portfolio, we attempt to maintain diversification of risk within industry classifications with the goal of limiting the risk of loss from any single unexpected event or trend.

Consumer loans increased $6.4 million or 5.6% to $119.4 million at March 31, 2004 compared to $113.0 million at year-end 2003. Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Home equity loans and lines represented 68.0% of total consumer loans at March 31, 2004 compared to 69.8% at year-end 2003. The continuation of low interest rates accounted for the increased activity in the home equity and installment loan portfolios. The expansion of our retail network has generated additional opportunities to increase the size of our consumer loan portfolio.

Substantially all of our business is with customers located within Mercer County and contiguous counties. Changes in the region’s economic environment and real estate market conditions could adversely affect loan growth. Competition and future consolidation in our markets could also impact future loan growth. Continued loan growth is an important part of our strategy to increase net interest income. While we believe we will continue to increase loans throughout the year, we except the rate of growth to be lower than it was in the first quarter of 2004.

Asset Quality

We place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market place could leave many of our loans undersecured. If we were required to liquidate the collateral to satisfy the debt securing a loan during periods of reduced real estate values, our earnings could be adversely affected. Adverse economic and business conditions in our market place could reduce our growth and affect our borrowers’ ability to repay their loans, and, consequently, adversely affect our financial condition and performance.

The following table sets forth nonperforming assets in our loan portfolio by type as of March 31, 2004 and December 31, 2003.

(in thousands)	03/31/04	12/31/03
Nonaccrual loans:
Commercial real estate	$1,318	$1,321
Residential	356	255
Commercial and industrial	10,573	8,570
Consumer	27	35

Total	12,274	10,181

Loans 90 days or more past due:
Residential	184	362
Consumer	834	97

Total	1,018	459

Total nonperforming loans	13,292	10,640

Other real estate	—	—

Total nonperforming assets	$13,292	$10,640

Over the last several years, we have successfully grown our loan portfolio while maintaining high asset quality standards. Based upon our strict underwriting standards, collateral based approach to lending and depth of lending experience, we anticipate that our overall credit quality will remain strong. Nonperforming assets increased $2.7 million or 24.9% to $13.3 million at March 31, 2004 compared to $10.6 million at year-end 2003. The increase was primarily the result of one commercial loan relationship going on nonaccrual status in the first quarter. Nonperforming assets represented 0.52% of total assets at March 31, 2004 compared to 0.44% at December 31, 2003. Nonperforming loans represented 0.84% of total loans at March 31, 2004 compared to 0.74% at year-end 2003. The increase in this ratio is primarily due to the increase in nonaccural loans, partially offset by the strong loan growth experienced in 2004.

Nonperforming assets consist of nonperforming loans and other real estate. We had no other real estate owned at March 31, 2004 or December 31, 2003. Nonperforming loans are comprised of loans on a nonaccrual basis, loans which are contractually past due 90 days or more as to interest or principal payments but have not been classified as nonaccrual, and loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. We had no restructured loans at March 31, 2004 or December 31, 2003. Our policy regarding nonaccrual loans varies by loan type. Generally, commercial loans are placed on nonaccrual when they are 90 days past due, unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Residential mortgage loans are not generally placed on nonaccrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. If principal and interest payments are brought contractually current, and future collectibility is reasonably assured, loans are returned to accrual status.

Nonaccrual loans were $12.3 million at March 31, 2004 an increase of $2.1 million from the December 31, 2003 level of $10.2 million. The increase in nonaccrual loans resulted primarily from one commercial loan relationship totaling $2.6 million going on nonaccrual status in the first quarter of 2004. In conjunction with this loan relationship going on nonaccrual status we charged off approximately $1.1 million of the relationship. We are working closely with this borrower to reach a resolution. The ultimate collectibility of the remaining balances however, cannot be determined at this time. Nonaccrual commercial loans accounted for 86.1% of total nonaccrual loans and 79.5% of total nonperforming assets at March 31, 2004.

Loans 90 days or more past due but still accruing interest represented $1.0 million at March 31, 2004 an increase of $559,000 compared to the $459,000 in this category at December 31, 2003. The primary reason for the increase was a $737,000 increase in consumer loans 90 days or more past due still accruing interest.

Our objective remains to maintain high credit quality standards that are reflected in our financial results. We believe that the relatively low level of nonperforming assets we have experienced over the past five years is indicative of our sound credit culture, which includes strict underwriting standards, active loan review, and strong credit policies. We believe the increase in nonperforming assets in 2003 and into the first quarter of 2004 to be isolated events and not representative of a deteriorating asset quality trend. Although we expect a return to our traditional loan quality performance in 2004, a number of factors beyond our control such as a downturn in real estate value, adverse economic and business conditions, and specific financial condition of our borrowers could cause nonperforming assets to rise from their current or historical levels which would have a negative impact on our financial condition.

Allowance for Loan Losses

We have identified the allowance for loan losses to be a critical accounting policy. Based on internal reviews and valuations performed by our lending staff, we rate substantially all of our loans based on their respective risk. These evaluations are, in turn, examined by our internal loan review staff. A formal loan review function is in place, independent of loan origination, to identify and monitor risk classifications. Our emphasis on commercial real estate and commercial and industrial loans, while providing higher earnings, entail greater risk than residential mortgage and consumer loans. The primary focus of our risk rating system is on commercial real estate and commercial and industrial loans.

Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. The reserve percentage assigned to each risk-rating category is determined quarterly from historical loan loss rates based on an eight quarter rolling trend using migration analysis. Risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as either minimal, modest, better than average, average and acceptable. Loans with acceptable risk were reserved at a range of 0.46% to 0.56% at March 31, 2004. Risk ratings of between 6 and 8 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard or doubtful. Due to the higher level of risk, these loans were reserved at a range of 4.27% to 100%

at March 31, 2004. Loans with a risk rating of 9 are considered to be a loss and would be reserved at 100%. At March 31, 2004, there were no 9 rated loans. Residential mortgage loans are assigned an individual risk reserve percentage of 0.04% due to the strong secured nature of these loans and the low level of losses experienced historically. Consumer loans were assigned reserve percentages of 0.01% for the lowest risk to 7.79% for the highest risk depending on the unsecured or secured status.

In addition to the methodology discussed above, we use our judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates, level of business activity and other factors. We closely monitor delinquencies and delinquency trends. All criticized assets are reviewed on a quarterly basis. Allocations to the allowance for loan losses, both specific and general, are determined after this review.

The following table provides information regarding the allowance for loan losses for the periods indicated.

	Three months ended
(in thousands)	03/31/04	3/31/03
Allowance balance, beginning of period	$17,295	$16,821
Charge offs:
Commercial real estate	—	(194)
Residential	(96)	(14)
Commercial and industrial	(1,504)	(511)
Consumer	(25)	(198)

Total charge offs	(1,625)	(917)

Recoveries:
Commercial and industrial	23	1
Consumer	19	56

Total recoveries	42	57

Net charge offs	(1,583)	(860)

Provision charged to operations	2,450	600

Allowance balance, end of period	$18,162	$16,561

Allowance for loan losses to total loans	1.15%	1.33%
Net charge offs to average loans outstanding	0.42	0.28
Nonperforming loans to total loans	0.84	0.45
Allowance for loan losses to nonperforming loans	136.64%	297.11%

At March 31, 2004, the allowance for loan losses totaled $18.2 million, an increase of $867,000 compared to $17.3 million at December 31, 2003. The increase in the allowance reflected the extensive analysis previously discussed. It is our assessment, based on our judgment and analysis, that the allowance for loan losses was appropriate in relation to the credit risk at March 31, 2004. The ratio of the allowance for loan losses to total loans was 1.15% at March 31, 2004 compared to 1.20% at year-end 2003. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. At March 31, 2004, this ratio was 136.64% compared to 162.55% at December 31, 2003.

Extending credit to businesses and consumers exposes us to credit risk. We manage credit risk in the loan portfolio through adherence to strict underwriting standards, guidelines and limitations. Various approval levels, based on the amount of the loan and other credit considerations, have also been established. We recognize that despite our best efforts to manage credit risk, losses will occur. In times of economic slowdown, either within our markets or nationally, the risk inherent in our loan portfolio may increase. The timing and amount of loan losses that may occur is dependent upon several factors, most notably expected general, regional and local economic conditions and the specific financial condition of our borrowers. Although we use the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term changes.

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

	As of March 31, 2004			As of December 31, 2003
			Percent of
		Percent	loans to		Percent	Percent of
	Reserve	of	Total	Reserve	of	loans to
(in thousands)	Amount	Allowance	loans	Amount	Allowance	Total loans
Commercial real estate	$8,147	44.9%	51.8%	$7,225	41.8%	53.3%
Residential	646	3.6	11.3	719	4.2	12.5
Commercial and industrial	8,501	46.7	29.4	8,611	49.7	26.9
Consumer	868	4.8	7.5	740	4.3	7.3

Total	$18,162	100.0%	100.0%	$17,295	100.0%	100.0%

Federal funds sold and interest bearing deposits with banks

We have used a number of short-term investment vehicles to invest excess funds. Short-term investment vehicles utilized include Federal funds sold and interest bearing deposits with correspondent banks. We have maintained adequate levels of overnight liquidity to meet potential loan demand and normal deposit fluctuations. At March 31, 2004 Federal funds sold and interest-bearing balances with banks totaled $94.1 million compared to $27.9 million at December 31, 2003. The increase in Federal funds sold and interest bearing deposits in the first quarter resulted from cash flows from the securities portfolio and deposits. Overnight fund levels have fluctuated as we have strategically moved funds out of these lower yielding earning assets into higher yielding earning assets. With short-term interest rates at historically low levels, we expect to continue to seek opportunities to invest excess funds at yields higher than the yield on overnight Federal funds or other short-term investment alternatives while maintaining adequate liquidity.

Securities

Our securities totaled $804.3 million or 31.3% of assets at March 31, 2004 compared to $866.7 million or 35.6% of assets at December 31, 2003. Cash flows from the securities portfolio were used to fund the strong commercial loan growth experienced in the first quarter and to enhance our liquidity position. Securities provide a reliable source of interest income and a stable liquidity source. There is limited credit risk in our securities portfolios. All our mortgage-backed securities are agency named and obligations of state and political subdivisions are primarily general obligation issues which typically have additional credit enhancement. Corporate obligations represented less than five percent of all securities outstanding.

Due to our interest rate risk position during 2003 and into 2004, we extended the duration of the securities portfolio and increased the yield on these assets. This strategy increases market risk in a higher rate environment but conversely provides stability to interest income were interest rates to decline further. Strategies in the securities portfolios are executed within the overall interest rate risk management guidelines of the Bank.

The following tables present the amortized cost and market value of YNB’s securities portfolios as of March 31, 2004 and December 31, 2003.

Securities Available For Sale	March 31, 2004		December 31, 2003
	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities and obligations of other U.S. government agencies	$144,091	$144,952	$143,013	$141,898
Mortgage-backed securities	518,045	522,972	581,531	580,493
Corporate obligations	24,717	25,742	35,071	35,765
All other securities	39,851	39,851	39,851	39,851

Total	$726,704	$733,517	$799,466	$798,007

Investment Securities	March 31, 2004		December 31, 2003
	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value
Obligations of state and political subdivisions	$68,024	$69,919	$65,747	$67,468
Mortgage-backed securities	2,760	2,847	2,939	3,008

Total	$70,784	$72,766	$68,686	$70,476

The securities available for sale (AFS) portfolio decreased $64.5 million to $733.5 million from $798.0 million at December 31, 2003. The AFS portfolio is principally comprised of mortgage-backed securities (MBS) and agency-callable bonds. AFS securities represented 91.2% of total securities at March 31, 2004 compared to 92.1% of total securities at December 31, 2003. Activity in this portfolio may be undertaken to take advantage of market conditions that create more attractive returns or manage liquidity and interest rate risk. MBS securities made up 71.3% of the AFS portfolio at March 31, 2004 compared to 72.7% at December 31, 2003. MBS represent securities guaranteed by FHLMC, GNMA or FNMA and CMOs backed by government agency securities. Principal cash flows from our MBS portfolio provide a secondary source of liquidity. However, these cash flows will likely decrease as interest rates rise and increase should interest rates decline.

AFS securities are reported at market value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity. Volatility in the treasury yield curve resulted in the improved market value of the AFS portfolio at March 31, 2004. At March 31, 2004, the AFS portfolio had a net unrealized gain, net of tax, of $4.5 million compared to a net unrealized loss of $964,000 at December 31, 2003, which is reported in “Accumulated Other Comprehensive Income (Loss)” in stockholders’ equity.

Securities available for sale included in the Investment Growth Strategy totaled $40.5 million at March 31, 2004 compared to $56.6 million at December 31, 2003. This strategy reflected only 1.6% of total assets at March 31, 2004 compared to 2.3% of total assets at year-end 2003. Starting in 2003 and continuing in 2004, the cash flows from this strategy were reinvested into higher yielding loans or reinvested in securities to achieve asset and liability objectives and reduce our overall effective tax rate.

Investment securities classified as held to maturity increased $2.1 million to $70.8 million at March 31, 2004 from $68.7 million at December 31, 2003. The increase was due to a $2.3 million increase in obligations of state and political subdivisions or municipal bonds partially offset by a $179,000 decrease in mortgage-backed securities. The municipal bond portfolio reduces our effective tax rate and enhances the tax equivalent yield of our investment portfolios. We expect to continue to increase our holdings of municipal bonds as part of our strategy to reduce our effective tax rate.

Deposits

Deposits represent our primary funding source supporting earning asset growth. The continued strengthening of our brand image and targeted marketing of lower cost core deposits to a geographically larger market area is again expected to contribute to a lower cost deposit base in 2004. The successful bidding and retention of surrogates deposits in several New Jersey counties and the use of money market balances acquired through an intermediary (Reserve Funds) that places deposits from brokerage clients with banks has allowed us to fund our loan growth without having to dramatically increase our reliance on higher cost time deposits in the first quarter of 2004. Total deposits at March 31, 2004 were $1.61 billion an increase of $131.0 million or 8.8% compared to total deposits of $1.48 billion at December 31, 2003.

During the first quarter of 2004, we marketed several deposit initiatives, which we believe will increase core deposits throughout the year. Lower cost “Simply Better Checking” and our Chairman’s Choice interest bearing demand deposit products have been marketed in our geographic footprint. In addition, we have introduced limited CD promotions in the new Somerset County market area.

The following table provides information concerning YNB’s deposit base at March 31, 2004 and December 31, 2003.

(in thousands)	3/31/04	12/31/03	Change	% Change
Non-interest bearing demand deposits	$179,697	$163,812	$15,885	9.7%
Interest bearing demand deposits	337,895	279,569	58,326	20.9
Money market deposits	381,090	352,760	28,330	8.0
Savings deposits	98,693	96,802	1,891	2.0
Certificates of deposit of $100,000 or more	160,264	133,947	26,317	19.6
Other time deposits	457,209	456,919	290	0.1

Total	$1,614,848	$1,483,809	$131,039	8.8%

Interest bearing demand deposits increased $58.3 million or 20.9% to $337.9 million at March 31, 2004 from $279.6 million at year-end 2003. The strong growth in interest bearing demand deposits resulted primarily from the successful retention and growth of surrogates’ deposits (i.e., Intermingled Minors Trust Funds) from six counties in New Jersey and the introduction of “Simply Better Checking” in our core Mercer County market. Surrogates’ deposits totaled approximately $84 million at March 31, 2004.

We also experienced other core deposit growth with money market balances increasing $28.3 million or 8.0% to $381.1 million at March 31, 2004 from $352.8 million at December 31, 2003. The increase in money market balances resulted primarily from deposits acquired from Reserve Funds partially offset by declines in both business and personal premier money market balances. At March 31, 2004, funds obtained from Reserve Funds totaled $52.7 million. The rate on these funds is tied to the overnight Federal funds rate and was a key factor in our ability to meet the strong loan demand experienced in the first quarter of 2004. We expect to use this source to support our loan growth and improve our liquidity. We believe these deposits to be stable and less expensive then raising deposits through CDs. Savings deposits are another source of low cost or core deposits and increased $1.9 million to $98.7 at March 31, 2004 compared to $96.8 million at December 31, 2003.

We market our CDs through our branch network and through a computer-based service provided by an independent third party, which enables us to place CDs nationally. Total CDs, which include CDs of $100,000 or more and other time deposits, increased $26.6 million or 4.5% to $617.5 million at March 31, 2004 from $590.9 million at December 31, 2003. The increase resulted from a $35.6 million increase in CDs obtained through the nationwide computer-based service and a $9.0 million decrease in CDs obtained through our retail network. At March 31, 2004, we had approximately $101.0 million in CDs obtained through this nationwide computer-based service, compared to approximately $65.5 million at December 31, 2003. At March 31, 2004, total CDs represented 38.2% of our total deposits compared to 39.8% at year-end 2003. While CDs are expected to continue to represent an important funding source, we are continuing our efforts through our retail strategy to further increase lower cost core deposits and reduce the need for higher cost funding sources.

Non-interest bearing demand deposits increased $15.9 million or 9.7% to $179.7 million at March 31, 2004 compared to $163.8 million at December 31, 2003. The increase in non-interest bearing demand deposits was primarily attributable to the growth in new and existing business relationships. We have seen significant growth in our “Business DDA Plus,” a checking account designed for our small business customers. We believe this product represents an opportunity to increase our non-interest bearing demand balances as our commercial relationships continue to expand.

It is our strategy to fund earning asset growth with the lowest cost deposits possible. To that end, we continue to promote our Simply Better Checking product throughout our markets and launched a targeted marketing campaign to promote our core free checking account products. Both of these campaigns should attract core deposit relationships and should continue to contribute to improving our net interest margin. Excluding certificates of deposit, core deposits have historically not been adequate to meet loan demand and are not expected to do so in the future. If interest rates rise, we believe money market balances and “Simply Better Checking” interest bearing demand deposit accounts could shift to higher cost CDs. While such a shift would have a negative impact on improving our net interest margin, our goal of attracting lower cost core deposits through our retail strategy will remain an ongoing strategic objective.

Borrowed Funds

Our primary funding strategy is to rely on attracting deposits to fund new earning asset growth, and to utilize borrowed funds as a secondary funding source for earning assets as well as for asset and liability management, and liquidity purposes. Borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances. Borrowed funds totaled $737.1 million at March 31, 2004, a decrease of $948,000 from the $738.1 million outstanding at December 31, 2003. The decrease was due to modest declines in other borrowed funds and a decline in Obligation for Employee Stock Ownership Plan (ESOP). With our focus on increasing lower cost core deposits to fund our asset growth, we anticipate that borrowed funds will be a less important source of funding for YNB in 2004. At March 31, 2004, borrowed funds represented 28.7% of total assets compared to 30.4% at December 31, 2003. Within approved policy guidelines, we expect to continue to use borrowed funds as an alternative funding source or to meet desired business, asset and liability or liquidity objectives. As a result of the decreasing emphasis on our Investment Growth Strategy, we do not expect new FHLB advances to be used for that purpose in 2004.

We had FHLB advances outstanding of $726.0 million at March 31, 2004 unchanged from the year-end 2003 total. Callable borrowings, primarily FHLB advances, totaled $635.0 million or 86.3% of total borrowed funds at March 31, 2004. Callable borrowings have original terms of two years to ten years and are callable after periods ranging from three months to five years. As of March 31, 2004, YNB had $506.0 million in callable borrowings with call dates of one year or less. We anticipate that, at March 31, 2004 interest rate levels, there will be no borrowings called in 2004. If rates were to increase 100 basis points, we believe that calls in 2004 could total $26.0 million and further that rates would have to increase at least 400 basis points before we would experience significant call activity. At March 31, 2004, there were $97.0 million in floating rate FHLB advances maturing in one year or less. We believe, based on our liquidity position that we will roll these advances over at maturity. The structure of these advances will be determined based on asset and liability objectives.

Subordinated Debentures (Trust Preferred Securities)

At March 31, 2004 and December 31, 2003 there were $47.4 million in subordinated debentures outstanding. At March 31, 2004, this balance represented $46.0 million in trust-preferred securities issued to third parties and $1.4 million in equity investments in capital trusts owned by the holding company. The $46.0 million in trust preferred securities consisted of $21.0 million in fixed rate debt and $25.0 million in floating rate debt.

The $46.0 million in trust preferred securities issued to third parties qualified as tier 1 capital at March 31, 2004 for regulatory capital purposes. At December 31, 2003, we adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The adoption of FIN 46 required us to deconsolidate our investment in mandatorily redeemable trust preferred securities of subsidiary trusts in our financial statements. This deconsolidation has called into question the tier 1 capital treatment of these securities. In July 2003, the Board of Governors of the Federal Reserve System instructed bank holding companies to continue to include trust preferred securities in tier 1 capital for regulatory capital purposes. If the holding company was not able to include the $46.0 million in trust preferred securities as tier 1 capital the holding company would no longer be well capitalized but would be adequately capitalized.

On May 6, 2004, the Federal Reserve Board requested public comment on a proposed rule that would retain trust preferred securities in the tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in tier 2 capital subject to restrictions. Based on a preliminary analysis of this proposed rule, we believe that our trust preferred securities should continue to qualify as tier 1 capital.

Equity Capital

Stockholders’ equity at March 31, 2004 totaled $152.0 million an increase of $8.5 million from the $143.6 million at December 31, 2003. The increase in stockholders’ equity for the first three months of 2004 was primarily due to first quarter earnings and an improvement in the market value of securities available for sale. A more detailed breakdown of the change in stockholders’ equity is listed below:

(i)	YNB earned net income of $3.9 million less cash dividends paid of $1.2 million for the three months ended March 31, 2004.

(ii)	The net unrealized gain on securities available for sale was $4.5 million at March 31, 2004 compared to a net unrealized loss of $1.0 million at December 31, 2003. The shift to a net unrealized gain position from a net unrealized loss resulted in a $5.5 million increase in stockholders’ equity.

(iii)	Proceeds of $105,000 were received from the exercise of stock options and $125,000 was received in reinvested dividends and optional purchases associated with our Dividend Reinvestment and Stock Purchase Plan. We also recorded a $26,000 increase in stockholders’ equity associated with the fair market value adjustment related to the allocation of shares to employee accounts in our ESOP.

(iv)	Unallocated ESOP shares decreased by $95,000 to $660,000 at March 31, 2004 from $755,000 at December 31, 2003.

The table below presents the actual capital amounts and ratios of the Holding Company and the Bank at March 31, 2004 and December 31, 2003.

	Amount		Ratios
(amounts in thousands)	3/31/04	12/31/03	3/31/04	12/31/03
Risk-based capital:
Tier 1:
Holding Company	$191,572	$188,493	10.3%	11.1%
Bank	175,267	172,795	9.4	10.1

Total:
Holding Company	209,734	205,788	11.3	12.1
Bank	193,429	190,090	10.4	11.1

Tier 1 leverage:
Holding Company	191,572	188,493	7.7	8.0
Bank	$193,429	$172,795	7.0%	7.4%

The minimum regulatory capital requirements for financial institutions require institutions to have a tier I leverage ratio of at least 4.0%, a tier I risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be considered “well capitalized,” an institution must have a minimum tier I capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum tier I leverage ratio of 5.0%. At March 31, 2004, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is our goal to maintain adequate capital to continue to support YNB’s asset growth and maintain its status as a well-capitalized institution.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risk from December 31, 2003, except as discussed below. For information regarding our market risk, please refer to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003.

The balance sheet has been positioned to perform better in a gradually increasing interest rate environment. Floating rate commercial loans booked with floors in 2003 serve a dual purpose. If rates were to decline further, in-the-money floors would protect interest income streams from decreasing. In the event rates were to rise we would benefit from floating rate loans repricing higher. Further, through our retail strategy we continued to attract lower cost core deposit accounts that are less sensitive to changes in interest rates than certificates of deposit. Based on our overall interest rate risk position during 2003 we lengthened the duration of our investment portfolio and increased current earnings with only a modest impact to our overall interest rate risk profile.

In the first quarter of 2004 the majority of our commercial loan growth was floating rate, tied to the prime rate of interest, and this trend allowed us to continue to modestly extend the investment portfolio duration. In addition we launched two marketing campaigns to further attract lower cost core deposit accounts.

We manage interest rate risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models, and gap analysis. At March 31, 2004, the cumulative one-year gap was a positive $23.5 million or 0.9% of total assets compared to a negative $168.4 million or 6.9% of total assets at December 31, 2003. The change in our gap position from December 31, 2003 resulted primarily from an increase in floating rate loans and increased investment cash flows. Our gap position at March 31, 2004 included $425.0 million of in-the-money floors. These floors, for gap purposes effectively converted these floating rate loans to fixed rate loans. Were interest rates to rise, these floating rate loans would begin to reprice higher and the one-year gap would become more positive.

Simulation analysis involves dynamically modeling our interest income and interest expense over a specified time period under various interest rate scenarios and balance sheet structures. We use simulation analysis primarily to measure the sensitivity of net interest income over 12 and 24-month time horizons. In our base case or static balance sheet sensitivity scenario, the model estimates the variance in net interest income with a change in interest rates of plus and minus 200 basis points over a 12-month period. Management utilized a minus 100 basis points scenario due to the low interest rate environment that existed at March 31, 2004. The plus and minus base case scenario is measured within a policy guideline of –7% change in net interest income in the first year and –14% change in year two. The following table sets forth the expected change in net interest income from the base case given the below listed change in interest rates.

Changes in market interest	Percentage Change in Net Interest Income
rates (in basis points)	Next 12 months	Next 24 months
+200	5.6%	7.1%
Flat	—	—
-100	-0.3%	-0.0%

These results reflect a greater benefit to net interest income with gradually rising interest rates at March 31, 2004 compared to December 31, 2003. Results of our simulation analysis suggest that the -100 risk to net interest income over a 12 and 24-month period is limited. When factoring our 2004 financial projections (Growth Scenario) into our simulation model we see similar results.

We measure longer-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting future cash flows from our current assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists our percentage change in EVE in a plus or minus 200 basis point rate shock at March 31, 2004 and December 31, 2003. Due to the low level of interest rates at both dates, not all interest rates could be shocked down 200 basis points.

Changes in interest rate in	Percentage Change in EVE
basis points (Rate Shock)	3/31/04	12/31/03
+200	-18%	-22%
-200	-17%	-8%

At March 31, 2004, our longer-term exposure to rising rates, as measured by the percentage change in EVE, has decreased from the exposure at December 31, 2003 and remained within policy guidelines. At the same time, with rates near historic lows, the risk to lower rates as a percentage of EVE has increased by the actions described previously but remained within policy guidelines. The policy guideline is - 25%. We will continue to monitor and take actions to mitigate longer-term interest rate risk as we execute balance sheet strategies designed to increase net interest income.

Certain shortcomings are inherent in the methodology used in the previously discussed interest rate risk measurements. Modeling changes in the simulation and EVE analysis require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. There are many factors that we evaluate when constructing the assumptions used in short-term and long-term interest rate risk models. One of the most important assumptions involves deposits without fixed maturity dates. Each assumption made reflected some combination of market data, research analysis and business judgment. Accordingly, although the simulation and EVE models provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on YNB’s net interest income or economic value of equity and may differ materially from actual results.

We believe, based on our simulation results, that as of March 31, 2004, YNB is positioned to increase net interest income during a 12 to 24-month period of gradually increasing interest rates while mitigating a decline in net interest income should rates decline. We continue to monitor our gap position and rate shock analyses to detect changes to our exposure to fluctuating interest rates. We have the ability, to a certain extent, to shorten or lengthen maturities on assets, sell securities, enter into derivative financial instruments, or seek funding sources with different repricing characteristics in order to change our asset and liability structure for the purpose of mitigating the effect of short term and longer term interest rate risk.

Item 4. Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation and subject to the limitations listed below, they concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its subsidiaries) required to be included in this report. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

At March 31, 2004, there were no known material legal proceedings pending against YNB, its subsidiaries or its property.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not Applicable.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5: Other Information

Not Applicable.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Lease between Registrant and Samuel and Margaret Marrazzo

10.2	Employment agreement between the Registrant and Kathleen O. Blanchard

10.3	Employment agreement between the Registrant and Joanne C. O’Donnell

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a–14(a) or 15d–14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer Pursuant to Exchange Act Rule 13a–14(a) or 15d–14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President and Treasurer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

Our Current Report on Form 8-K, dated January 27, 2004, for the announcement of our earnings for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YARDVILLE NATIONAL BANCORP

(Registrant)

Date: May 10, 2004	By: Stephen F. Carman

Stephen F. Carman
Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Lease between the Registrant and Samuel and Margaret Marrazzo

10.2	Employment agreement between the Registrant and Kathleen O. Blanchard

10.3	Employment agreement between the Registrant and Joanne C. O’Donnell

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer Pursuant to Exchange Act Rule 13a–14(a) or 15d–14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President and Treasurer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.