Form 10-Q
period 2004-06-30
YARDVILLE NATIONAL BANCORP
filed 2004-08-09
CIK 787849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 4, 2004, the following class and number of shares were outstanding:

Common Stock, no par value	10,480,504

Class	Number of shares outstanding

INDEX
YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

i

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Condition
(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2004	2003
Assets:
Cash and due from banks	$32,629	$25,785
Federal funds sold	20,845	7,370

Cash and Cash Equivalents	53,474	33,155

Interest bearing deposits with banks	14,798	20,552
Securities available for sale	817,406	798,007
Investment securities (market value of $69,218 in 2004 and $70,476 in 2003)	69,876	68,686
Loans	1,628,576	1,443,355
Less: Allowance for loan losses	(18,544)	(17,295)

Loans, net	1,610,032	1,426,060
Bank premises and equipment, net	10,898	12,307
Bank owned life insurance	43,768	42,816
Other assets	37,152	29,610

Total Assets	$2,657,404	$2,431,193

Liabilities and Stockholders’ Equity:
Deposits
Non-interest bearing	$199,485	$163,812
Interest bearing	1,493,903	1,319,997

Total Deposits	1,693,388	1,483,809

Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	726,000	726,000
Obligation for Employee Stock Ownership Plan (ESOP)	566	755
Other	369	1,325

Total Borrowed Funds	736,935	738,080

Subordinated debentures	62,892	47,428
Other liabilities	23,247	18,319

Total Liabilities	$2,516,462	$2,287,636

Stockholders’ equity
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common stock: no par value
Authorized 20,000,000 shares
Issued 10,658,493 shares in 2004 and 10,619,855 shares in 2003	90,831	90,079
Surplus	2,205	2,205
Undivided profits	62,088	56,152
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(566)	(755)
Accumulated other comprehensive loss	(10,456)	(964)

Total Stockholders’ Equity	140,942	143,557

Total Liabilities and Stockholders’ Equity	$2,657,404	$2,431,193

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	June 30,
(in thousands, except per share amounts)	2004	2003
INTEREST INCOME:
Interest and fees on loans	$24,149	$20,910
Interest on deposits with banks	59	17
Interest on securities available for sale	8,631	8,218
Interest on investment securities:
Taxable	32	39
Exempt from Federal income tax	786	698
Interest on Federal funds sold	44	165

Total Interest Income	33,701	30,047

INTEREST EXPENSE:
Interest on savings account deposits	2,984	2,829
Interest on certificates of deposit of $100,000 or more	983	1,039
Interest on other time deposits	3,047	3,738
Interest on borrowed funds	8,879	8,897
Interest on subordinated debentures	840	712

Total Interest Expense	16,733	17,215

Net Interest Income	16,968	12,832
Less provision for loan losses	1,975	1,250

Net Interest Income After Provision for Loan Losses	14,993	11,582

NON-INTEREST INCOME:
Service charges on deposit accounts	787	572
Securities gains, net	—	539
Income on bank owned life insurance	491	522
Other non-interest income	438	905

Total Non-Interest Income	1,716	2,538

NON-INTEREST EXPENSE:
Salaries and employee benefits	5,643	5,227
Occupancy expense, net	1,077	935
Equipment expense	816	737
Other non-interest expense	3,047	2,267

Total Non-Interest Expense	10,583	9,166

Income before income tax expense	6,126	4,954
Income tax expense	1,664	1,362

Net Income	$4,462	$3,592

EARNINGS PER SHARE:
Basic	$0.43	$0.35
Diluted	$0.41	$0.34

Weighted average shares outstanding:
Basic	10,444	10,395
Diluted	10,803	10,614

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	June 30,
(in thousands, except per share amounts)	2004	2003
INTEREST INCOME:
Interest and fees on loans	$47,248	$40,964
Interest on deposits with banks	110	24
Interest on securities available for sale	16,796	17,051
Interest on investment securities:
Taxable	75	97
Exempt from Federal income tax	1,564	1,329
Interest on Federal funds sold	126	376

Total Interest Income	65,919	59,841

INTEREST EXPENSE:
Interest on savings account deposits	5,552	5,469
Interest on certificates of deposit of $100,000 or more	1,957	2,097
Interest on other time deposits	6,293	7,591
Interest on borrowed funds	17,753	17,931
Interest on subordinated debentures	1,650	1,592

Total Interest Expense	33,205	34,680

Net Interest Income	32,714	25,161
Less provision for loan losses	4,425	1,850

Net Interest Income After Provision for Loan Losses	28,289	23,311

NON-INTEREST INCOME:
Service charges on deposit accounts	1,650	1,119
Securities gains, net	586	690
Income on bank owned life insurance	977	1,031
Other non-interest income	877	1,270

Total Non-Interest Income	4,090	4,110

NON-INTEREST EXPENSE:
Salaries and employee benefits	11,475	10,244
Occupancy expense, net	2,167	1,961
Equipment expense	1,610	1,427
Other non-interest expense	5,618	4,181

Total Non-Interest Expense	20,870	17,813

Income before income tax expense	11,509	9,608
Income tax expense	3,169	2,660

Net Income	$8,340	$6,948

EARNINGS PER SHARE:
Basic	$0.80	$0.67
Diluted	$0.77	$0.66

Weighted average shares outstanding:
Basic	10,435	10,396
Diluted	10,799	10,590

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2004	2003
Cash Flows from Operating Activities:
Net Income	$8,340	$6,948
Adjustments:
Provision for loan losses	4,425	1,850
Depreciation	1,858	1,117
ESOP fair value adjustment	54	80
Amortization and accretion	1,145	2,542
Gains on sales of securities available for sale	(586)	(690)
Increase in other assets	(3,360)	(4,839)
Increase (decrease) in other liabilities	4,928	(4,507)

Net Cash Provided by Operating Activities	16,804	2,501

Cash Flows From Investing Activities:
Net decrease (increase) in interest bearing deposits with banks	5,754	(23,281)
Purchase of securities available for sale	(280,106)	(451,806)
Maturities, calls and paydowns of securities available for sale	136,166	397,129
Proceeds from sales of securities available for sale	109,341	63,817
Proceeds from maturities and paydowns of investment securities	5,411	3,613
Purchase of investment securities	(6,585)	(12,734)
Net increase in loans	(188,397)	(138,829)
Expenditures for bank premises and equipment	(450)	(870)
Proceeds from sale of other real estate	—	196

Net Cash Used by Investing Activities	(218,866)	(162,765)

Cash Flows from Financing Activities:
Net increase in non-interest bearing demand, money market, and savings deposits	207,691	153,444
Net increase (decrease) in certificates of deposit	1,888	(13,478)
Net decrease in borrowed funds	(1,145)	(19,723)
Proceeds from issuance of subordinated debentures	15,464	15,464
Retirement of subordinated debentures	—	(11,856)
Proceeds from issuance of common stock	698	173
Decrease (increase) in unallocated ESOP shares	189	(555)
Dividends paid	(2,404)	(2,392)

Net Cash Provided by Financing Activities	222,381	121,077

Net increase (decrease) in cash and cash equivalents	20,319	(39,187)
Cash and cash equivalents as of beginning of period	33,155	101,093

Cash and Cash Equivalents as of End of Period	$53,474	$61,906

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	33,696	37,471
Income taxes	385	10,035

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfers from loans to other real estate, net of charge offs	—	801

See Accompanying Notes to Unaudited Consolidated Financial Statements

Yardville National Bancorp and Subsidiaries

Notes to (Unaudited) Consolidated Financial Statements
Three and Six Months Ended June 30, 2004

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

The consolidated financial data as of and for the three and six months ended June 30, 2004 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2004.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiary, The Yardville National Bank, and the Bank’s wholly owned subsidiaries (collectively the Corporation). All significant inter-company accounts and transactions have been eliminated in consolidation. Under Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) the following former subsidiaries have been deconsolidated: Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, Yardville Capital Trust IV, Yardville Capital Trust V and Yardville Capital Trust VI. All prior periods presented have been reclassified to reflect the deconsolidation.

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

2. Earnings Per Share

Weighted average shares for the basic net income per share computation for the three months ended June 30, 2004 and 2003 were 10,444,000 and 10,395,000, respectively. For the diluted net income per share computation, common stock equivalents of 359,000 and 219,000 are included for the three months ended June 30, 2004 and 2003, respectively. Common stock equivalents that were antidilutive were 2,500 and 64,500 for the three months ended June 30, 2004 and 2003, respectively.

Weighted average shares for the basic net income per share computation for the six months ended June 30, 2004 and 2003 were 10,435,000 and 10,396,000, respectively. For the diluted net income per share computation, common stock equivalents of 364,000 and 194,000 are included for the six months ended June 30, 2004 and 2003, respectively. Common stock equivalents that were antidilutive were 2,500 and 81,300 for the six months ended June 30, 2004 and 2003, respectively.

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

	For the three months ended June 30,
(in thousands, except per share amounts)	2004	2003
Net income as reported:	$4,462	$3,592
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	134	172

Pro forma net income	$4,328	$3,420

Earnings per share:
Basic:
As reported	$0.43	$0.35
Pro forma	0.41	0.33
Diluted:
As reported	$0.41	$0.34
Pro forma	0.40	0.32

	For the six months ended June 30,
(in thousands, except per share amounts)	2004	2003
Net income as reported:	$8,340	$6,948
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	268	344

Pro forma net income	$8,072	$6,604

Earnings per share:
Basic:
As reported	$0.80	$0.67
Pro forma	0.77	0.64
Diluted:
As reported	$0.77	$0.66
Pro forma	0.75	0.62

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three and six months ended June 30, 2004 and 2003:

	Three months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003
Number of options granted	30,000	48,000	32,500	70,000
Expected annual dividend rate	$0.46	$0.46	$0.46	$0.46
Risk free rate	3.8%	2.6%	3.3%	2.7%
Expected average option life (yrs)	4.0	6.3	4.3	7.2
Expected volatility	29%	38%	23%	38%

4. Comprehensive Income

Below is a summary of comprehensive income for the three and six months ended June 30, 2004 and 2003.

	For the three months ended June 30,
(in thousands, except per share amounts)	2004	2003
Net income	$4,462	$3,592
Other comprehensive (loss) income
Net change in unrealized (loss) gain for the period, net of tax	(14,952)	164
Less reclassification of realized net gain on sale of securities available for sale, net of tax	—	356

Holding loss arising during the period, net of tax and reclassification	(14,952)	(192)

Total comprehensive (loss) income	$(10,490)	$3,400

	For the six months ended June 30,
(in thousands, except per share amounts)	2004	2003
Net income	$8,340	$6,948
Other comprehensive (loss) income
Net change in unrealized loss for the period, net of tax	(9,105)	(1,530)
Less reclassification of realized net gain on sale of securities available for sale, net of tax	387	455

Holding loss arising during the period, net of tax and reclassification	(9,492)	(1,985)

Total comprehensive (loss) income	$(1,152)	$4,963

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

The following table summarizes activity with respect to such loans:

	For the six	For the six
	months ended	months ended
(in thousands)	6/30/04	6/30/03
Balance as of beginning of period	$72,888	$42,996
Additions	6,740	12,486
Reductions	7,516	15,855

Balance as of end of the period	$72,112	$39,627

None of these loans were past due or on nonaccrual status as of June 30, 2004 and June 30, 2003.

In addition, the Corporation has had, and expects in the future to have, other transactions in the ordinary course of business with many of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended June 30, 2004.

6. Postretirement Benefits

The Corporation provides additional postretirement benefits, namely life and health insurance, to retired employees over the age of 62 who have completed 15 years of service. The plan calls for retirees to contribute a portion of the cost of providing these benefits in relation to years of service. The table below lists the components of postretirement benefit expenses for the six months ended June 30, 2004 and 2003.

	3 months	3 months	6 months	6 months
	Ended	Ended	Ended	Ended
(in thousands)	6/30/04	6/30/03	6/30/04	6/30/03
Service cost	$35	$31	$70	$61
Interest cost	21	18	42	37
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	(1)	(1)	(2)	(2)
Amortization of the net loss	1	1	2	2

Total	$56	$49	$112	$98

7. Derivative Financial Instruments

Derivative financial instruments are recorded at fair value as either assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Transactions hedging changes in the fair value of a recognized asset, liability, or firm commitment are classified as fair value hedges. Derivative instruments hedging exposure to variable cash flows or recognized assets, liabilities or forecasted transactions are classified as cash flow hedges.

Fair value hedges result in immediate recognition in earnings of gains or losses on the derivative instrument, as well as corresponding losses or gains on the hedged item, to the extent they are attributable to the hedged risk. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported in other comprehensive income, and reclassified to earnings in the same period that the hedged transaction affects earnings. The ineffective portion of the gain or loss, if any, is recognized in current earnings for both fair value and cash flow hedges. Derivative instruments not qualifying for hedge accounting treatment are recorded at fair value and classified as trading assets or liabilities with the resultant changes in fair value recognized in current earnings during the period of change.

In the event of early termination of a derivative contract, which had been designated as part of a cash flow hedging relationship, any resulting gain or loss is deferred as an adjustment to the carrying value of the assets or liabilities, against which the hedge had been designated with a corresponding offset to other comprehensive income, and reclassified to current earnings over the shorter of the remaining life of the designated assets or liabilities, or the derivative contract. However, if the hedged item is no longer on balance sheet (i.e. – sold or canceled), the derivative gain or loss is immediately reclassified to current earnings.

As part of the Corporation’s interest rate risk management process, the Corporation has entered into interest rate derivative contracts. These derivative interest rate contracts may include interest rate swaps, caps and floors and are used to modify the repricing characteristics of specific assets and liabilities. At June 30, 2004, the Corporation’s position in derivative contracts consisted entirely of interest rate swaps. The Corporation had no derivative contracts outstanding at December 31, 2003.

     The following table details the interest rate swaps and associated hedged liabilities outstanding as of June 30, 2004:

(dollars in thousands)	Hedged	Notional	Swap Fixed	Swap Variable
Maturity	Liability	Amounts	Interest Rates	Interest Rates
Pay Floating Swaps
2006	Time deposits	$20,000	3.03% - 2.73%	1.18% - 1.17%

During the quarter, the Corporation entered into $20 million in pay floating swaps designated as fair value hedges that were used to convert fixed rate, 2 year final maturity time deposits to variable rates indexed to one month and three month LIBOR, based on common notional amounts and maturity dates. These transactions reduced interest expense by approximately $33,000 in the first six months of 2004. There was no hedge ineffectiveness recorded in the Consolidated Statement of Income on this transaction for the periods presented.

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

Results of Operations
2004 Overview

We are a $2.66 billion financial holding company headquartered in Hamilton, New Jersey. We operate 22 full-service branches through our wholly owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex and Burlington Counties in New Jersey and Bucks County, Pennsylvania. Our existing and target markets are located in the demographically attractive corridor between New York City and Philadelphia. We provide a broad range of lending and deposit products as well as other financial products and services with an emphasis on commercial real estate and commercial and industrial loans to small to mid-sized businesses.

We generate substantially all of our income from our loan and securities portfolios. Our earning asset base is primarily funded through deposits and, to a lesser degree, borrowed funds. Our primary objective is to increase our net interest income. To accomplish this, we must continue to lower our cost of funds and expand our loan portfolio. Our most difficult challenge is attracting more deposits at a reasonable cost. As our legal lending limit has risen, the size of loans requested has increased as well, exerting pressure on our branch network to provide funds for our growth. Through the implementation of our retail strategy we have increased the number of branches in our targeted markets, enhanced our brand image and introduced our products and services to an expanded geographic region. This strategy, however, requires investment of resources in people, facilities, marketing and technology. While we have seen many positive results, including a lower cost of funds, we have not yet fully realized all of the benefits of this strategic direction.

In the first six months of 2004, increased interest income primarily from commercial loan growth and a lower cost of funds resulted in notable improvement in our net interest margin, on a tax equivalent basis, and the increase in net income compared to the same period in 2003. All references to the net interest margin are tax equivalent except where noted. We believe that by expanding into new markets and attracting lower cost deposits to fund our growth, we will further enhance profitability and the value of our franchise in 2004 and beyond.

Net Income

We reported net income of $8.3 million for the six months ended June 30, 2004, an increase of $1.4 million or 20.0% compared to $6.9 million for the same period in 2003. The increase in net income for the first six months of 2004 compared to the same period in 2003 was primarily attributable to an increase in net interest income partially offset by an increase in non-interest expense and a higher provision for loan losses. Diluted earnings per share for the six months ended June 30, 2004 increased 16.7% to $0.77 compared to $0.66 for the same period in 2003. The increase in both basic and diluted earnings per share resulted primarily from the aforementioned increase in net interest income in the first six months of 2004 compared to the same period in 2003.

On a quarterly basis, net income for the second quarter of 2004 was $4.5 million, which represented an increase of $870,000 or 24.2% compared to the $3.6 million in the same period one-year ago. The primary reason for the increase in net income was higher net interest income, partially offset by increased non-interest expense, a higher provision for loan losses, and lower non-interest income. Diluted earnings per share increased $0.07 or 20.6% to $0.41 for the second quarter of 2004 compared to $0.34 for the same period in 2003. The increase in earnings per share was primarily due to higher net interest income in the second quarter of 2004 compared to the same period in 2003.

Net Interest Income

Net interest income is the largest and most significant component of our operating income. Our net interest income for the first six months of 2004 was $32.7 million, an increase of $7.6 million or 30.0% from the same period in 2003. The most significant factors relating to the improvement were an increase in interest and fees on loans and a reduction in interest expense on interest bearing deposits.

We are continuing our efforts to improve our net interest margin. The net interest margin is calculated as net interest income divided by average interest earning assets. The tax equivalent adjustment presents net interest income and yields on tax-exempt investments and loans on a comparable basis to those of taxable investments and loans. The tax equivalent adjustment resulted in a 6 basis point increase to the net interest margin for the first six months of 2004 and 2003. For the first six months of 2004, the tax equivalent net interest margin was 2.72%, a 38 basis point or 16.2% increase compared to 2.34% for the same period in 2003. The improvement in the net interest margin resulted primarily from a 58 basis point decline in the cost of interest bearing deposits, partially offset by the 6 basis point lower yield on interest earning assets. The success in expanding the net interest margin resulted from the implementation of several strategies designed to increase net interest income and the net interest margin. By emphasizing our strength as a business-focused lender, we achieved strong commercial loan growth that resulted in an increase in the percentage of our earning asset base consisting of higher yielding loans. The extension of the duration of our securities and improved reinvestment rates have improved the securities portfolio yield, and the continued implementation of our retail strategy, which has attracted lower cost core deposits to support our loan growth, have also contributed to higher levels of net-interest income and improved net interest margin.

On a quarterly basis, net interest income was $17.0 million, an increase of $4.1 million when compared to net interest income of $12.8 million for the second quarter of 2003. Our net interest margin for the second quarter of 2004 was 2.76% an increase of 39 basis points compared to 2.37% for the second quarter of 2003. The tax equivalent adjustment resulted in a 6 basis point increase to the net interest margin for the second quarter of 2004 and 2003. The increase in the net interest margin in the second quarter of 2004 when compared to the same period in 2003 was due to a reduction in the cost of interest bearing liabilities by 47 basis points to 2.95% compared to 3.42% for the same period in 2003 partially offset by a 5 basis lower yield on interest earning assets to 5.35% compared to 5.40% for the same period in 2003.

Interest Income

For the first six months of 2004, total interest income was $65.9 million, an increase of $6.1 million or 10.2% when compared to $59.8 million for the same period in 2003. Higher interest income was primarily due to an increased volume of average loans outstanding for the first six months of 2004 and an improved investment portfolio yield compared to the same period in 2003, partially offset by a lower yield on loans. The yield on earning assets for the first six months of 2004 was 5.36%, a 6 basis point decline from 5.42% for the same period in 2003.

Interest and fees on loans for the six months ended June 30, 2004 increased $6.3 million or 15.3% to $47.2 million from $41.0 million for the same period in 2003. The increase in interest and fees on loans resulted from an increase of $300.4 million or 24.1% in average loans outstanding, primarily commercial real estate and commercial and industrial loans, partially offset by the yield on loans decreasing 47 basis points to 6.10% for the six months ended June 30, 2004 from 6.57% for the same period in 2003. The lower loan yield in 2004 reflected the continued lower interest rate environment and ongoing competition for loans.

Interest on securities declined $42,000 to $18.4 million for the six months ended June 30, 2004 compared to $18.5 million for the same period in 2003. Average securities for the six months ended June 30, 2004 decreased $29.2 million or 3.3% to $863.6 million when compared to the $892.8 million for the same period in 2003. Over the same period, the yield on the securities portfolio increased 13 basis points to 4.27% from 4.14%. The modest decline in interest income on securities for the six months ended June 30, 2004 resulted primarily from the lower average balance of securities as principal cash flows were used to fund commercial loan growth and enhance liquidity partially offset by the improved yield on the portfolio. A reduction in premium amortization on premium purchased mortgage-backed securities, including CMOs, combined with higher yields on securities purchased after the third quarter of 2003 accounted for the increased yield on the securities portfolio. The reduction in premium amortization resulted from the lower level of premium and slower paydowns on related mortgage-backed securities.

For the second quarter of 2004, total interest income was $33.7 million, an increase of $3.7 million or 12.2% when compared to $30.0 million for the second quarter of 2003. The increase in interest income was primarily due to the higher average balance of loans outstanding and the improved securities portfolio yield.

Interest Expense

Total interest expense decreased $1.5 million or 4.3% to $33.2 million for the first six months of 2004, compared to $34.7 million for the same period in 2003. The decrease in interest expense resulted primarily from lower rates paid on all interest bearing deposits and, to a lesser extent, on subordinated debentures, partially offset by higher average balances on total interest bearing liabilities. Average interest bearing liabilities were $2.22 billion for the six months ended June 30, 2004 reflecting an increase of $222.7 million or 11.2% when compared to $1.99 billion for the same period in 2003. The average rate paid on interest bearing liabilities for the six months ended June 30, 2004 decreased 48 basis points to 3.00% from 3.48% for the same period of 2003.

Interest expense on deposits decreased $1.4 million or 8.9% to $13.8 million for the first six months of 2004 compared to $15.2 million for the same period in 2003. The decline in interest expense on deposits resulted primarily from a $1.4 million decrease in interest expense on time deposits, which includes certificates of deposits of $100,000 or more, to $8.3 million for the first six months of 2004 compared to $9.7 million for the same period in 2003. Interest expense on savings, money markets and interest bearing demand deposits increased $83,000 to $5.6 million for the first six months of 2004 compared to $5.5 million for the same period in 2003. The increase in the expense on these deposits resulted from higher average balances partially offset by a lower rate on the balance. For the first six months of 2004, the average balance of savings, money markets and interest bearing demand deposits increased $217.6 million or 36.0% to $821.2 million compared to $603.6 million for the same period in 2003. The growth in these deposit accounts reflected our increased focus on expanding our core deposit base as part of our retail strategy, money market balances acquired through an intermediary that places deposits from brokerage clients with banks, the successful acquisition of surrogates’ deposits through a competitive bidding process, and the continued positive reception of our new “Simply Better Checking” product.

The total cost of interest bearing deposits was 1.93% for the first six months of 2004, a 58 basis point decrease when compared to the 2.51% cost for the same period in 2003. The key factors in the decrease in the cost of interest bearing deposits were a change in the mix of our average deposits, and the low interest rate environment, which resulted in lower interest expense on nearly all interest bearing deposit types. Lower cost average savings, money markets and interest bearing demand deposits for the first six months of 2004 represented 57.4% of total average interest bearing deposits compared to 50.0% of total average interest bearing deposits for the same period in 2003. These deposits had a cost of 1.35% in the first six months of 2004 compared to 1.81% for the same period in 2003. In addition, for the first six months of 2004, the cost of certificates of deposit of $100,000 or more decreased 50 basis points to 2.53% compared to 3.03% for the same period in 2003. Over the same period, the cost of other time deposits decreased 50 basis points to 2.77% for the first six months of 2004 compared to 3.27% for the same period in 2003. In June 2004, the Federal Reserve increased the Federal funds rate for the first time since May 2000 and signaled a likelihood of future increases. In this environment, our ability to attract and maintain core deposits, including time deposits, while controlling the increase in core deposit rates will be critical in the continued improvement of our net interest margin.

Interest expense on borrowed funds decreased $178,000 or 1.0% to $17.8 million for the first six months of 2004 compared to $17.9 million for the same period in 2003. The decreased interest expense was the result of a decline in the average balance of borrowed funds outstanding in the first six months of 2004 to $737.4 million when compared to $748.1 million for the same period of 2003, partially offset by a 2 basis point increase in cost for the comparable periods. The increased focus on further developing our retail business has resulted in attracting lower cost core deposits and reduced our reliance on borrowed funds. To the extent that our retail strategy continues to be successful in attracting these deposits, borrowed funds are expected to gradually become a less important funding source.

The overall cost of subordinated debentures decreased 152 basis points to 6.80% for the first six months of 2004 compared to 8.32% for the same period in 2003. Over the same period, the average balance of subordinated debentures increased $10.2 million to $48.5 million for the first six months of 2004 compared to $38.3 million for the same period in 2003. In 2003, we retired $11.9 million in fixed rate subordinated debentures with a cost of 9.25%. We also issued an additional $41.2 million in floating rate subordinated debentures in 2003 and 2004. These actions and the lower interest rate environment resulted in the lower cost of subordinated debentures in the first six months of 2004 compared to the same period in 2003. All of the floating rate subordinated debentures have rates tied to three month LIBOR. If that rate increases, the cost of the floating rate subordinated debentures will increase.

For the second quarter of 2004, total interest expense decreased $482,000 or 2.8% to $16.7 million when compared to the $17.2 million for the same period in 2003. The overall cost of interest bearing liabilities decreased 47 basis points to 2.95% for the second quarter of 2004 compared to 3.42% for the same period in 2003. Limiting the reduction in interest expense was the strong growth in interest bearing liabilities with the average balance of interest bearing liabilities increasing $254.0 million to $2.27 billion for the three months ended June 30, 2004 compared to $2.01 billion for the same period in 2003.

We continue to implement our retail strategy with the goal of attracting additional lower cost core deposit and transaction accounts. This should allow us over time to reduce our historical dependency on higher cost CDs and borrowed funds and to further lower or control our cost of funds, improve our net interest margin and generate service fee or non-interest income. To the extent that core deposit growth is not adequate to fund earning asset growth, we would expect to use a combination of CDs and borrowed funds to meet our funding and liquidity needs. Any reliance on higher cost funding sources would limit our ability to continue to lower our cost of funds in the future.

Provision for Loan Losses

The provision for loan losses for the six months ended June 30, 2004 was $4.4 million, an increase of $2.5 million from the $1.9 million for the same period in 2003. The provision for loan losses for the second quarter of 2004 was $2.0 million, an increase of $725,000 from the $1.3 million for the second quarter of 2003. The increase in the provision for loan losses was primarily due to the level of net loan charge offs, the strong loan growth experienced and to a lesser extent, the higher relative levels of nonperforming loans.

Under the heading of “Allowance for Loan Losses,” in this report, is a more detailed discussion of our allowance for loan loss methodology.

Non-interest Income

Non-interest income consists of service charges on deposit accounts, net securities gains, income on bank owned life insurance and all other non-interest income. Total non-interest income for the first six months of 2004 was $4.1 million, the same level of non-interest income reported for the same period in 2003. In the second quarter of 2003, we realized a $429,000 gain on the sale of our former operations building, to a member of the Board of Directors.

Service charges on deposit accounts increased $531,000 or 47.5% to $1.7 million for the six months ended June 30, 2004 compared to $1.1 million for the same period in 2003. Service charge income increased in the first six months of 2004 from a broader base of deposit accounts and a higher collection rate of overdraft fees. We expect to continue to conduct targeted marketing campaigns in 2004 designed to attract lower cost and interest free demand deposit accounts with the goal of lowering our cost of funds while generating additional service charge and fee income.

Net gains on the sale of securities totaled $586,000 in the first six months of 2004 compared to $690,000 in net gains on the sale of securities for the same period in 2003. We have continued to reposition securities in 2004 to achieve asset and liability and liquidity objectives, which include enhancing future interest income and managing interest rate risk.

Income on bank owned life insurance (BOLI) was $977,000 for the first six months of 2004 compared to $1.0 million for the same period in 2003. The modest decrease in income on BOLI was due to the lower yield on certain BOLI assets due primarily to the lower interest rate environment. The income earned on these assets is used to offset the benefit costs of deferred compensation programs. Income on BOLI also reduces our overall effective income tax rate. Our BOLI assets are single premium policies. After the initial purchase, there are no additional premiums to be paid on those policies.

Other non-interest income decreased $393,000 to $877,000 for the six months ended June 30, 2004 from $1.3 million for the same period in 2003. The primary cause for the decrease was the $429,000 gain on sale of our former operations building in the second quarter of 2003. Other non-interest income includes a variety of fee-based services, which have increased as we have expanded our retail network and increased our customer base. These include Second Check fees®, automated teller machine fees charged to non-customers, safe deposit box rental income and other non-banking service fees.

For the three months ended June 30, 2004, total non-interest income decreased $822,000 or 32.4% to $1.7 million from $2.5 million for the same period in 2003. Two factors accounted for the decline. First, there were no securities gains recorded in the second quarter of 2004 compared to $539,000 for the same period in 2003. A second factor accounting for the decline was the $429,000 gain realized in the second quarter of 2003 on the sale of our former operations building.

Non-interest Expense

Non-interest expenses consist of salaries and employee benefits, occupancy, equipment and all other operating expenses we incur. Non-interest expense totaled $20.9 million in the first six months of 2004, an increase of $3.1 million or 17.2% compared to the $17.8 million for the same period in 2003. The largest increase in non-interest expense for the first six months of 2004 compared to the same period of 2003 was in other non-interest expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.63% for the first six months of 2004 compared to 1.55% for the same period of 2003. Our efficiency ratio for the first six months of 2004 was 56.71% compared to 60.86% for the same period in 2003. Excluding net securities gains the efficiency ratio for the first six months of 2004 was 57.62% compared to 62.33% for the same period in 2003. The efficiency ratio is computed by dividing total operating expenses by the sum of net interest income and non-interest income. A decrease in the efficiency ratio indicates a more efficient allocation of resources while an increase would indicate more resources are being utilized to generate the same volume of income. The improvement in the efficiency ratio was primarily due to higher net interest income partially offset by higher non-interest expenses. Continued improvements to the efficiency ratio will depend on increases in net interest income, non-interest income and controlled growth in non-interest expenses.

Salaries and employee benefits increased $1.2 million or 12.0% to $11.5 million for the first six months of 2004 compared to $10.2 million for the same period in 2003. Full time equivalent employees totaled 361 at June 30, 2004 compared to 359 at December 31, 2003, which compared to 347 at June 30, 2003. Salary expense increased $1.0 million and accounted for 83.1% of the increase in salaries and employee benefits expense. The primary increase in salaries for the six months ended June 30, 2004 was the ongoing development of our Northern Region, which included the opening of two new branches in 2003 and resulted in the hiring of additional retail, lending and support staff. The staffing obtained from our first branch acquisition in late 2003, additional modest staffing throughout the organization and annual merit increases also contributed to the increase in salary expense. Benefit expense increased $209,000 or 8.5% primarily due to higher costs associated with the increased number of employees and the costs associated with higher medical insurance premiums.

Occupancy expense for the first six months of 2004 was $2.2 million, an increase of $206,000 or 10.5% compared to $2.0 million for the same period in 2003. The increase in occupancy expense was due to the additional costs, including rent expense, associated with the operation of our branch network. We acquired one branch and opened two new branches in 2003, all of which were opened after the first quarter of 2003. We continue to explore other branch locations in our targeted markets and expect with planned expansion in 2005 that occupancy expense will increase as our branch network expands.

Equipment expense increased $183,000 or 12.8% to $1.6 million for the first six months of 2004 from $1.4 million for the same period in 2003. The increase in equipment expense reflected the ongoing expansion of our branch network and our continuing efforts to maintain and upgrade technology and systems in order to provide quality products and services. We expect equipment expense to continue to increase as our growth continues.

Other non-interest expense increased $1.4 million or 34.4% to $5.6 million for the first six months of 2004 compared to $4.2 million for the same period in 2003. Directors’ and committee fees, which include the costs associated with the director deferred compensation plan, increased $613,000 and accounted for 42.7% of the total increase in other non-interest expense for the first six months of 2004 compared to the same period in 2003. A portion of this increase represented increases in directors’ fees and costs associated with changes to the deferred compensation plan, which will be ongoing. However, $479,000 represented a non recurring expense relating to the directors deferred compensation plan. We therefore believe that while directors’ fees will continue to be higher than last year, the overall increase should moderate over time. The remaining increase in other non-interest expense reflected increased costs associated with attracting new loan and deposit relationships, higher professional fees, loan workout costs and other operating expenses. In addition, the costs associated with operating a public company in the current regulatory environment resulted in increased insurance costs and audit fees. We have also outsourced services that can be provided more effectively by third party providers. A number of our enhanced services like our website and cash management services for our business customers require arrangements with vendors that result in additional non-interest expense. In addition, by using third party providers we have effectively and efficiently improved products and services. Statement rendering and wire transfer processing, for example, have been outsourced which has resulted in increased service and processing costs while limiting the hiring of additional support staff.

For the three months ended June 30, 2004, total non-interest expense increased $1.4 million or 15.5% to $10.6 million from $9.2 million for the same period in 2003. The primary factor for this increase were a $780,000 or 34.4% increase in other non-interest expense primarily due to the $549,000 increase in directors’ fees discussed above. The impact of this expense was offset by reductions in benefit expense related to our executive deferred compensation plan and reduced income tax expense. As a result, second quarter net income was not materially impacted. Additionally, salary and employee benefits increased $416,000 to $5.6 million for the three months ended June 30, 2004 compared to $5.2 million for the same period in 2003. Occupancy and equipment expenses also increased for the same reasons previously discussed.

Income Tax Expense

The provision for income taxes comprised of Federal and state income taxes was $3.2 million for the first six months of 2004 compared to $2.7 million for the same period in 2003. The increase in tax expense was primarily due to the higher level of taxable income in 2004 compared to the same period in 2003. The provision for income taxes for the first six months of 2004 and 2003 were at an effective rate of 27.5% and 27.6%, respectively.

The provision for income taxes was $1.7 million for the second quarter of 2004 compared to $1.4 million for the same period in 2003. The increase in tax expense was primarily due to the higher level of taxable income in 2004 compared to the same period in 2003. The provision for income taxes for the second quarter of 2004 and 2003 were at an effective rate of 27.2% and 27.5%, respectively.

Financial Condition

Assets

Total consolidated assets at June 30, 2004 were $2.66 billion, an increase of $226.2 million or 9.3% compared to $2.43 billion at December 31, 2003. The growth in our asset base during the first half of 2004 reflected our continuing strength as a business-focused, relationship-oriented community bank as total loans increased $185.2 million. The growth in loans was principally reflected in commercial real estate and commercial and industrial loans. The funding for this asset growth was provided primarily by interest bearing deposits.

Loans

We emphasize commercial real estate and commercial and industrial loans to individuals and small to mid-sized businesses. The loan portfolio represents our largest earning asset class and is our primary source of interest income. Total loans increased $185.2 million or 12.8% to $1.63 billion at June 30, 2004 from $1.44 billion at December 31, 2003. Our broader geographic footprint, the strong real estate market in New Jersey, an improving economic environment and our strength as a commercial business lender primarily accounted for the record growth for the six months ended June 30, 2004. Our loan portfolio represented 61.3% of total assets at June 30, 2004 compared to 59.4% at December 31, 2003. Continued loan growth is an important part of our strategy to increase our net interest margin and increase our franchise value. Strong competition from both bank and non-bank lenders, in addition to borrowers’ concerns over the economy, real estate prices and interest rates, among other factors, could affect future loan growth. While the majority of our lending business is with customers located within our core Mercer County, New Jersey market, the continued development of our northern region has resulted in significant new loan relationships. Since a significant portion of our loan portfolio is secured by real estate, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of real estate collateral are subject to changes in the region’s economic environment and real estate value market.

The table below sets forth YNB’s loan portfolio composition and loan growth by type for the six months ended June 30, 2004.

(in thousands)	06/30/04	12/31/03	Change	% Change
Commercial real estate
Owner occupied	$206,591	$204,539	$2,052	1.0%
Investor occupied	485,485	432,571	52,914	12.2
Construction and development	164,053	123,790	40,263	32.5

Residential
1-4 family	158,780	150,733	8,047	5.3
Multi-family	20,018	30,097	(10,079)	(32.5)

Commercial and industrial
Term	198,414	169,296	29,118	17.2
Lines of credit	269,668	218,097	51,571	23.7
Demand	1,070	1,199	(129)	(10.7)

Consumer
Home equity	84,285	78,877	5,408	6.9
Installment	27,475	24,165	3,310	13.7
Other	12,737	9,991	2,746	27.4

Total loans	$1,628,576	$1,443,355	$185,221	12.8%

At June 30, 2004, commercial real estate loans and commercial and industrial loans represented 81.4% of total loans compared to 79.6% at year-end 2003. In underwriting these loans, we first evaluate the cash flow capacity of the borrower to repay the loan as well as the borrower’s business experience. In addition, a majority of commercial loans are also secured by real estate and business assets and most are supported by the personal guarantees and other assets of the principals. We also diligently monitor the composition and quality of the overall commercial portfolio including significant credit concentrations by borrower or industry.

Commercial real estate loans increased $95.2 million or 12.5% in the first six months of 2004 to $856.1 million from $760.9 million at December 31, 2003. Commercial real estate loans consist of owner occupied, investor occupied, and construction and development loans. The six month growth was primarily in investor occupied loans and construction and development loans which increased $52.9 million and $40.3 million, respectively. This growth resulted from an improving economy, our broader geographic footprint and the strong real estate market in New Jersey. Growth in commercial real estate loans accounted for 51.4% of the total loan growth in the period. Construction and development loans include residential and commercial projects and are typically made to experienced residential or commercial construction developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally, construction loan terms run between one and two years and are interest only, adjustable rate loans indexed to the prime rate of interest.

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

Residential loans include 1-4 family and multi-family loans. This segment of our portfolio totaled $178.8 million at June 30, 2004, decreasing $2.0 million in the first six months of 2004 from year-end 2003. The decrease was due to a decline in multi-family loans, partially offset by growth in 1-4 family loans. Residential 1-4 family loans represented 88.8% of the total. Our 1-4 family loans are secured by first liens on the underlying real property. We are a participating seller/servicer with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) and we generally underwrite our single-family residential mortgage loans to conform to the standards required by these agencies. Multi-family loans, which represented $20.0 million of the total, primarily consist of loans secured by apartment complexes. Based on recent higher longer-term interest rates, we expect comparatively less activity in residential mortgage loans this year.

Commercial and industrial loans include term loans, lines of credit and demand loans. Commercial and industrial loans increased $80.6 million or 20.7% to $469.2 million at June 30, 2004 compared to $388.6 million at year-end 2003. The growth was primarily in lines of credit and term loans, which increased $51.6 million and $29.1 million, respectively. The increase in commercial and industrial loans resulted primarily from an improving economy and increased business activity in our market area. We anticipate continued growth as the economy continues to strengthen. Commercial and industrial loans are typically loans made to small and mid-sized businesses and consist of loans used to finance inventory, receivables, and other working capital needs. Typically term loans are provided for equipment needs. In our commercial and industrial loan portfolio, we attempt to maintain diversification of risk within industry classifications with the goal of limiting the risk of loss from any single unexpected event or trend.

Consumer loans increased $11.5 million or 10.1% to $124.5 million at June 30, 2004 compared to $113.0 million at year-end 2003. Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Home equity loans and lines represented 67.7% of total consumer loans at June 30, 2004 compared to 69.8% at year-end 2003. The continuation of generally lower interest rates accounted for the increased activity in the home equity and installment loan portfolios. The expansion of our retail network has generated additional opportunities to increase the size of our consumer loan portfolio.

Substantially all of our business is with customers located within Mercer County and contiguous counties. Changes in the region’s economic environment and real estate market conditions could adversely affect loan growth. Competition and future consolidation in our markets could also impact future loan growth. Continued loan growth is an important part of our strategy to increase net interest income. While we believe we will continue to increase loans throughout the remainder of the year, we expect the rate of growth to be lower in the second half of 2004 compared to the first half of 2004.

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

The following table sets forth nonperforming assets in our loan portfolio by type as of June 30, 2004 and December 31, 2003.

(in thousands)	06/30/04	12/31/03
Nonaccrual loans:
Commercial real estate	$1,034	$1,321
Residential	357	255
Commercial and industrial	8,323	8,570
Consumer	38	35

Total	9,752	10,181

Restructured Loans
Commercial and industrial	1,257	--

Total	1,257	--

Loans 90 days or more past due:
Residential	416	362
Consumer	401	97

Total	817	459

Total nonperforming loans and assets	$11,826	$10,640

Over the last several years, we have successfully grown our loan portfolio while maintaining high asset quality standards. Based upon our strict underwriting standards, collateral based approach to lending and depth of lending experience, we anticipate that our overall credit quality will remain strong. Nonperforming assets increased $1.2 million or 11.1% to $11.8 million at June 30, 2004 compared to $10.6 million at year-end 2003. However, nonperforming assets have declined by $1.5 million from the $13.3 million at March 31, 2004. The increase in nonperforming assets since December 31, 2003 was primarily the result of one commercial loan relationship going on nonaccrual status in the first quarter of 2004. A portion of this relationship was restructured in the second quarter of 2004. An additional factor influencing the level of nonperforming loans was the increased level of net charge offs both for the entire year and the second quarter of 2004. Nonperforming assets represented 0.45% of total assets at June 30, 2004 compared to 0.44% at December 31, 2003. Nonperforming loans represented 0.73% of total loans at June 30, 2004 compared to 0.74% at year-end 2003. The modest improvement in this ratio is primarily due to the strong loan growth experienced in 2004.

Nonperforming assets consist of nonperforming loans, restructured loans and other real estate. We had no other real estate owned at June 30, 2004 or December 31, 2003. Nonperforming loans are comprised of loans on a nonaccrual basis, loans which are contractually past due 90 days or more as to interest or principal payments but have not been classified as nonaccrual, and loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. We had no restructured loans at December 31, 2003. Our policy regarding nonaccrual loans varies by loan type. Generally, commercial loans are placed on nonaccrual when they are 90 days past due, unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Residential mortgage loans are not generally placed on nonaccrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. If principal and interest payments are brought contractually current, and future collectibility is reasonably assured, loans are returned to accrual status.

Nonaccrual loans were $9.8 million at June 30, 2004 a decrease of $429,000 from the December 31, 2003 level of $10.2 million. The decrease in nonaccrual loans resulted primarily from a portion of one commercial loan relationship being restructured in the second quarter of 2004 and the level of net loan charge offs. Nonaccrual commercial loans accounted for 85.3% of total nonaccrual loans and 70.4% of total nonperforming loans at June 30, 2004. While we continue to work closely with these borrowers to return these loans to performing status, the ultimate collectibility of these nonaccrual loans cannot be determined at this time.

Loans 90 days or more past due but still accruing interest represented $817,000 at June 30, 2004 an increase of $358,000 compared to the $459,000 in this category at December 31, 2003. The primary reason for the increase was a $304,000 increase in consumer loans 90 days or more past due still accruing interest.

Our objective remains to maintain high credit quality standards that are reflected in our financial results. We believe that the relatively low level of nonperforming assets we have experienced over the past five years is indicative of our sound credit culture, which includes strict underwriting standards, active loan review, and strong credit policies. We believe the increase in nonperforming assets in 2003 and into the first six months of 2004 to be isolated events and not representative of a deteriorating asset quality trend as reflected by the decrease in nonperforming loans in the second quarter of 2004. Although we expect a return to our traditional loan quality performance in 2004, a number of factors beyond our control such as a downturn in real estate values, adverse economic and business conditions and the specific financial condition of our borrowers could cause nonperforming assets to rise from their current or historical levels which would have a negative impact on our financial condition.

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

Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. The reserve percentage assigned to each risk-rating category is determined quarterly from historical loan loss rates based on an eight quarter rolling trend using migration analysis. Risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as either minimal, modest, better than average, average and acceptable. Loans with acceptable risk were reserved at a range of 0.62% to 0.72% at June 30, 2004. Risk ratings of between 6 and 8 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard, or doubtful. Due to the higher level of risk, these loans were reserved at a range of 3.75% to 100% at June 30, 2004. Loans with a risk rating of 9 are considered to be a loss and would be reserved at 100%. At June 30, 2004, there were no 9 rated loans. Residential mortgage loans are assigned an individual risk reserve percentage of 0.04% due to the strong secured nature of these loans and the low level of losses experienced historically. Consumer loans were assigned reserve percentages of 0.01% for the lowest risk to 7.79% for the highest risk depending on the unsecured or secured status.

In addition to the methodology discussed above, we use our judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates, level of business activity and other factors. We closely monitor delinquencies and delinquency trends. All criticized assets are reviewed on a quarterly basis. Allocations of the allowance for loan losses, both specific and general, are determined after this review.

The following table provides information regarding the allowance for loan losses for the periods indicated.

	Three Months Ended		Six Months Ended
(in thousands)	6/30/04	06/30/03	6/30/04	06/30/03
Allowance balance, beginning of period	$18,162	$16,561	$17,295	$16,821
Charge offs:
Commercial real estate	—	(5)	—	(199)
Residential	(158)	—	(254)	(14)
Commercial and industrial	(1,400)	(291)	(2,905)	(802)
Consumer	(76)	(23)	(101)	(221)

Total charge offs	(1,634)	(319)	(3,260)	(1,236)

Recoveries:
Commercial and industrial	28	2	52	3
Consumer	13	14	32	70

Total recoveries	41	16	84	73

Net charge offs	(1,593)	(303)	(3,176)	(1,163)

Provision charged to operations	1,975	1,250	4,425	1,850

Allowance balance, end of period	18,544	$17,508	18,544	$17,508

Allowance for loan losses to total loans			1.14%	1.31%
Net charge offs to average loans			0.41	0.19
Nonperforming loans to total loans			0.73	0.55
Allowance for loan losses to nonperforming loans			156.81%	238.59%

At June 30, 2004, the allowance for loan losses totaled $18.5 million, an increase of $1.2 million compared to $17.3 million at December 31, 2003. The increase in the allowance reflected the extensive analysis previously discussed. It is our assessment, based on our judgment and analysis, that the allowance for loan losses was appropriate in relation to the credit risk at June 30, 2004. The ratio of the allowance for loan losses to total loans was 1.14% at June 30, 2004 compared to 1.20% at year-end 2003. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. At June 30, 2004, this ratio was 156.81% compared to 162.55% at December 31, 2003.

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

	As of June 30, 2004			As of December 31, 2003
		Percent	Percent of		Percent	Percent of
	Reserve	of	loans to	Reserve	of	loans to
(in thousands)	Amount	Allowance	Total loans	Amount	Allowance	Total loans
Commercial real estate	$9,344	50.4%	52.6%	$7,225	41.8%	53.3%
Residential	672	3.6	11.0	719	4.2	12.5
Commercial and industrial	7,656	41.3	28.8	8,611	49.7	26.9
Consumer	872	4.7	7.6	740	4.3	7.3

Total	$18,544	100.0%	100.0%	$17,295	100.0%	100.0%

Federal funds sold and interest bearing deposits with banks

We have used a number of short-term investment vehicles to invest excess funds. Short-term investment vehicles utilized include Federal funds sold and interest bearing deposits with correspondent banks. We have maintained adequate levels of overnight liquidity to meet potential loan demand and normal deposit fluctuations. At June 30, 2004, Federal funds sold and interest bearing balances with banks totaled $35.6 million compared to $27.9 million at December 31, 2003. The increase in Federal funds sold and interest bearing deposits in the first six months of 2004 resulted from cash flows from the securities portfolio and deposits. Overnight fund levels have fluctuated as we have strategically moved funds out of these lower yielding earning assets into higher yielding earning assets. With short-term interest rates at historically low levels, we expect to continue to seek opportunities to invest excess funds at yields higher than the yield on overnight Federal funds or other short-term investment alternatives while maintaining adequate liquidity.

Securities

     Our securities totaled $887.3 million or 33.4% of assets at June 30, 2004 compared to $866.7 million or 35.6% of assets at December 31, 2003. In the first quarter of 2004, cash flows from the securities portfolio were used to fund the strong commercial loan growth experienced and to enhance our liquidity position resulting in the limited growth in the securities portfolio. Securities provide a reliable source of interest income and a stable liquidity source. There is limited credit risk in our securities portfolios. All of our mortgage-backed securities are agency named and obligations of state and political subdivisions are primarily general obligation issues which typically have additional credit enhancement. Corporate obligations represented less than five percent of all securities outstanding.

Due to our interest rate risk position during 2003 and into 2004, we extended the duration of the securities portfolio, which had the effect of increasing the yield on these assets. This strategy increases market risk in a higher rate environment but conversely provides stability to interest income were interest rates to decline. Strategies in the securities portfolios are executed within the overall interest rate risk management guidelines of the Bank.

The following tables present the amortized cost and market value of YNB’s securities portfolios as of June 30, 2004 and December 31, 2003.

Securities Available For Sale

	June 30, 2004		December 31, 2003
	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities and obligations of other U.S. government agencies	$198,492	$193,241	$143,013	$141,898
Mortgage-backed securities	562,292	551,093	581,531	580,493
Corporate obligations	32,856	33,221	35,071	35,765
All other securities	39,851	39,851	39,851	39,851

Total	$833,491	$817,406	$799,466	$798,007

Investment Securities

	June 30, 2004		December 31, 2003
	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value
Obligations of state and political subdivisions	$67,462	$66,782	$65,747	$67,468
Mortgage-backed securities	2,414	2,436	2,939	3,008

Total	$69,876	$69,218	$68,686	$70,476

The securities available for sale (AFS) portfolio increased $19.4 million to $817.4 million from $798.0 million at December 31, 2003. The AFS portfolio is principally comprised of mortgage-backed securities (MBS) and agency-callable bonds. AFS securities represented 92.1% of total securities at both June 30, 2004 and December 31, 2003. Activity in this portfolio may be undertaken to take advantage of market conditions that create more attractive returns or manage liquidity and interest rate risk. MBS securities made up 67.4% of the AFS portfolio at June 30, 2004 compared to 72.7% at December 31, 2003. MBS, which include CMOs, represent securities guaranteed by FHLMC, GNMA or FNMA. Principal cash flows from our MBS portfolio provide a secondary source of liquidity. However, these cash flows will likely decrease as interest rates rise and increase should interest rates decline. The decline in MBS as a percentage of the total portfolio resulted from increased purchases of US Agency callable and noncallable bonds and a decline in our holdings of MBS.

AFS securities are reported at market value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity. Volatility in the treasury yield curve and increased longer-term treasury rates resulted in the level of market value depreciation of the AFS portfolio at June 30, 2004. At June 30, 2004, the AFS portfolio had a net unrealized loss, net of tax, of $10.5 million compared to a net unrealized loss of $964,000 at December 31, 2003, which is reported in “Accumulated Other Comprehensive Loss” in stockholders’ equity.

Securities available for sale included in the Investment Growth Strategy totaled $31.8 million at June 30, 2004 compared to $56.6 million at December 31, 2003. This strategy reflected only 1.2% of total assets at June 30, 2004 compared to 2.3% of total assets at year-end 2003. Starting in 2003 and continuing in 2004, the cash flows from this strategy have been reinvested into higher yielding loans or reinvested in securities to achieve asset and liability objectives and reduce our overall effective tax rate in order to improve our net income.

Investment securities classified as held to maturity increased $1.2 million to $69.9 million at June 30, 2004 from $68.7 million at December 31, 2003. The increase was due to a $1.7 million increase in obligations of state and political subdivisions or municipal bonds, partially offset by a $525,000 decrease in mortgage-backed securities. The municipal bond portfolio reduces our effective tax rate and enhances the tax equivalent yield of our investment securities. We expect to continue to increase our holdings of municipal bonds as part of our strategy to reduce our effective tax rate and increase net income.

Deposits

Deposits represent our primary funding source supporting earning asset growth. The continued strengthening of our brand image and targeted marketing of lower cost core deposits to a geographically larger market area is again expected to contribute to a lower cost deposit base in 2004. The successful bidding and retention of surrogates’ deposits in several New Jersey counties and the use of money market balances acquired through an intermediary (Reserve Funds) that places deposits from brokerage clients with banks has allowed us to fund our loan growth without having to dramatically increase our reliance on higher cost time deposits. Total deposits at June 30, 2004 were $1.69 billion an increase of $209.6 million or 14.1% compared to total deposits of $1.48 billion at December 31, 2003.

During the first six months of 2004, we marketed several deposit initiatives, which we believe will increase core deposits throughout the year. Lower cost “Simply Better Checking” and our Chairman’s choice interest bearing demand deposit products have been marketed in our geographic footprint. In addition, we have conducted CD promotions in the new Somerset County market area and in our core markets to provide additional deposit funding for our loan growth.

The following table provides information concerning YNB’s deposit base at June 30, 2004 and December 31, 2003.

(in thousands)	6/30/04	12/31/03	Change	% Change
Non-interest bearing demand deposits	$199,485	$163,812	$35,673	21.8%
Interest bearing demand deposits	408,857	279,569	129,288	46.2
Money market deposits	393,458	352,760	40,698	11.5
Savings deposits	98,836	96,802	2,034	2.1
Certificates of deposit of $100,000 or more	153,551	133,947	19,604	14.6
Other time deposits	439,201	456,919	(17,718)	(3.9)

Total	$1,693,388	$1,483,809	$209,579	14.1%

Interest bearing demand deposits increased $129.3 million or 46.2% to $408.9 million at June 30, 2004 from $279.6 million at year-end 2003. Growth in interest bearing demand deposits accounted for 61.7% of the total growth in deposits in the first six months of 2004. The strong growth in interest bearing demand deposits resulted primarily from the successful retention and growth of surrogates’ deposits (i.e., Intermingled Minors Trust Funds) from six counties in New Jersey and the introduction of “Simply Better Checking” in our core Mercer County market. Surrogates’ deposits totaled approximately $83.9 million at June 30, 2004. Our Simply Better Checking balances increased $83.6 million to $145.5 million at June 30, 2004 from $61.9 million at year end 2003 with the majority of the growth taking place in our core Mercer County market. In the second quarter of 2004 we modified our Simply Better Checking product to guarantee the introductory rate for one year instead of six months. We believe this modification will be a key factor in the continuing success of the product. While Simply Better Checking has attracted many new customers to YNB, a portion of the growth has come from funds shifting out of other comparatively lower cost accounts.

We also experienced deposit growth with money market balances increasing $40.7 million or 11.5% to $393.5 million at June 30, 2004 from $352.8 million at December 31, 2003. The increase in money market balances resulted primarily from deposits acquired from Reserve Funds partially offset by declines in both business and personal money market balances. At June 30, 2004, funds obtained from Reserve Funds totaled $105.9 million. The rate on these funds is tied to the overnight Federal funds rate and these funds were a key factor in our ability to meet the strong loan demand experienced in the first six months of 2004 as well as improve our liquidity. We expect to use this source to support our loan growth and improve our liquidity. We believe these deposits to be stable and less expensive then raising deposits through CDs. Savings deposits are another source of low cost or core deposits and increased $2.0 million to $98.8 million at June 30, 2004 compared to $96.8 million at December 31, 2003.

We market our CDs through our branch network and through a computer-based service provided by an independent third party, which enables us to place CDs nationally. Total CDs, which include CDs of $100,000 or more and other time deposits, increased $1.9 million or 0.3% to $592.8 million at June 30, 2004 from $590.9 million at December 31, 2003. The increase resulted from a $16.7 million increase in CDs obtained through the nationwide computer-based service offset by a $14.8 million decrease in CDs obtained through our retail network. At June

30, 2004, we had approximately $82.2 million in CDs obtained through this nationwide computer-based service, compared to approximately $65.5 million at December 31, 2003. At June 30, 2004, total CDs represented 35.0% of our total deposits compared to 39.8% at year-end 2003. While CDs are expected to continue to represent an important funding source, we are continuing our efforts through our retail strategy to further increase lower cost core deposits and reduce the need for higher cost funding sources. To help fund our loan growth and maintain retail CD relationships with our customers, we have introduced a competitively priced two year CD. We have used interest rate swaps to lower our cost of these funds and better match the repricing of the CDs with our loans. We believe that this fund raising strategy will become an important funding source for loan growth in the third quarter of 2004.

Non-interest bearing demand deposits increased $35.7 million or 21.8% to $199.5 million at June 30, 2004 compared to $163.8 million at December 31, 2003. The increase in non-interest bearing demand deposits was primarily attributable to the growth in new and existing business relationships. We have seen significant growth in our “Business DDA Plus,” a checking account designed for our small business customers. We believe this product represents an opportunity to increase our non-interest bearing demand balances as our commercial relationships continue to expand.

It is our strategy to fund earning asset growth with the lowest cost deposits possible. To that end, we continue to promote our Simply Better Checking product throughout our markets and we have continued a targeted marketing campaign to promote our core free checking account products. Both of these campaigns should attract core deposit relationships and should continue to contribute to improving our net interest margin. Excluding certificates of deposit, core deposits have historically not been adequate to meet loan demand and are not expected to do so in the future. If interest rates continue to rise, we believe money market balances and “Simply Better Checking” interest bearing demand deposit accounts could shift to higher cost CDs. While such a shift would potentially have a negative impact on improving our net interest margin, attracting lower cost core deposits through our retail strategy will remain an ongoing strategic objective.

Borrowed Funds

Our primary funding strategy is to rely on attracting deposits to fund new earning asset growth, and to utilize borrowed funds as a secondary funding source for earning assets as well as for asset and liability management, and liquidity purposes. Borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances. Borrowed funds totaled $736.9 million at June 30, 2004, a decrease of $1.1 million from the $738.1 million outstanding at December 31, 2003. The decrease was due to declines in other borrowed funds and in the Obligation for Employee Stock Ownership Plan (ESOP). With our focus on increasing lower cost core deposits to fund our asset growth, we anticipate that borrowed funds will be a less important source of funding for YNB in 2004. At June 30, 2004, borrowed funds represented 27.7% of total assets compared to 30.4% at December 31, 2003. Within approved policy guidelines, we expect to continue to use borrowed funds as an alternative funding source or to meet desired business, asset and liability or liquidity objectives. As a result of the decreasing emphasis on our Investment Growth Strategy, we do not expect new FHLB advances to be used for that purpose in 2004.

We had FHLB advances outstanding of $726.0 million at June 30, 2004 unchanged from the year-end 2003 total. Callable borrowings, primarily FHLB advances, totaled $619.0 million or 84.0% of total borrowed funds at June 30, 2004. Callable borrowings have original terms of seven to ten years and are callable after periods ranging from three months to five years. As of June 30, 2004, YNB had $496.0 million in callable borrowings with call dates of one year or less. We anticipate that, at June 30, 2004 interest rate levels, there will be no borrowings called in 2004. In fact, rates would have to increase at least 300 basis points before we would have significant call activity in the next twelve months. At June 30, 2004, there were $113.0 million in floating rate FHLB advances maturing in one year or less. We believe, based on our liquidity position and loan demand that we will roll these advances over at maturity. The structure of these advances will be determined based on asset and liability objectives.

Subordinated Debentures (Trust Preferred Securities)

At June 30, 2004 there were $62.9 million in subordinated debentures outstanding, an increase of $15.5 million from the $47.4 million outstanding on December 31, 2003. In June 2004, we completed the private sale of $15.0 million of floating rate trust preferred securities by Yardville Capital Trust VI, a wholly owned subsidiary of Yardville National Bancorp. The floating rate securities provide for quarterly distributions at a variable annual coupon rate, which resets quarterly, based on three month LIBOR plus 270 basis points. The net proceeds from this offering will be used for general corporate purposes including contributions to the Bank to fund its operations and expansion. A portion of the $15.0 million issued in June 2004 will count as tier 1 capital immediately with the rest qualifying as tier 2 capital. Of the $61.0 million in trust preferred securities issued to third parties outstanding at June 30, 2004, approximately $50.5 million qualifies as tier 1 capital with the remaining $10.5 million qualifying as tier 2 capital. The amount of trust preferred securities is limited to 25% of tier 1 capital. As tier 1 capital increases through the retention of earnings the amount of trust preferred securities qualifying as tier 1 capital would also increase.

At December 31, 2003, we adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). The adoption of FIN 46 required us to deconsolidate our investment in mandatorily redeemable trust preferred securities of subsidiary trusts in our financial statements.

On May 6, 2004, the Federal Reserve Board requested public comment on a proposed rule that would retain trust preferred securities in tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25 percent of tier 1 capital elements net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in tier 2 capital subject to restrictions. Based on an analysis of this proposed rule, we believe that our trust preferred securities should continue to qualify as tier 1 capital or tier 2 capital.

Equity Capital

Stockholders’ equity at June 30, 2004 totaled $140.9 million a decrease of $2.6 million from the $143.6 million at December 31, 2003. The decrease in stockholders equity for the first six months of 2004 was primarily due to the increase in accumulated other comprehensive loss due to increased depreciation in our securities available for sale portfolio, partially offset by retained earnings. Without the increase in accumulated other comprehensive loss due to the change in market value of our available for sale securities, equity capital would have increased due to the retention of earnings. A more detailed breakdown of the change in stockholders’ equity is listed below:

(i)	YNB earned net income of $8.3 million less cash dividends paid of $2.4 million for the six months ended June 30, 2004.

(ii)	The net unrealized loss on securities available for sale was $10.5 million at June 30, 2004 compared to a net unrealized loss of $1.0 million at December 31, 2003. The increase in the net unrealized loss resulted in a $9.5 million decrease in stockholders’ equity.

(iii)	Proceeds of $451,000 were received from the exercise of stock options and $247,000 was received in reinvested dividends and optional purchases associated with our Dividend Reinvestment and Stock Purchase Plan. We also recorded a $54,000 increase in stockholders’ equity associated with the fair market value adjustment related to the allocation of shares to employee accounts in our ESOP.

(iv)	Unallocated ESOP shares decreased by $189,000 to $566,000 at June 30, 2004 from $755,000 at December 31, 2003.

The table below presents the actual capital amounts and ratios of the Holding Company and the Bank at June 30, 2004 and December 31, 2003.

	Amount		Ratios
(amounts in thousands)	6/30/04	12/31/03	6/30/04	12/31/03
Risk-based capital:
Tier 1:
Holding Company	$199,938	$188,493	10.4%	11.1%
Bank	178,620	172,795	9.3	10.1

Total:
Holding Company	229,017	205,788	11.9	12.1
Bank	197,165	190,090	10.3	11.1

Tier 1 leverage:
Holding Company	199,937	188,493	7.8	8.0
Bank	$178,620	$172,795	6.8%	7.4%

The minimum regulatory capital requirements for financial institutions require institutions to have a tier 1 leverage ratio of at least 4.0%, a tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be considered “well capitalized,” an institution must have a minimum tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum tier 1 leverage ratio of 5.0%. At June 30, 2004, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is our goal to maintain adequate capital to continue to support YNB’s asset growth and maintain its status as a well capitalized institution.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risk from December 31, 2003, except as discussed below. For information regarding our market risk, please refer to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003.

The balance sheet has been positioned to perform better in a gradually increasing interest rate environment. Floating rate commercial loans booked with floors in 2003 serve a dual purpose. If rates were to decline further, in-the-money floors would protect interest income streams from decreasing. In the event rates were to rise we would benefit from floating rate loans repricing higher. Further, through our retail strategy we continued to attract lower cost core deposits that are less sensitive to changes in interest rates than certificates of deposit. Based on our overall interest rate risk position during 2003 we lengthened the duration of our investment portfolio and increased current earnings with only a modest impact to our overall interest rate risk profile.

In the first half of 2004 the majority of our commercial loan growth was floating rate, tied to the prime rate of interest, and this trend allowed us to continue to modestly extend the investment portfolio duration. In addition we launched several marketing campaigns to further attract lower cost core deposits.

We manage interest rate risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models, and gap analysis. At June 30, 2004, the cumulative one-year gap was a negative $134.3 million or 5.1% of total assets compared to a negative $168.4 million or 6.9% of total assets at December 31, 2003. The change in our gap position from December 31, 2003 resulted primarily from the expectation of slower cash flows from our investment portfolio and shorter funding structure. Our gap position at June 30, 2004 included $397.5 million of in-the-money floors. These floors, for gap purposes effectively converted these floating rate loans to fixed rate loans. Were interest rates to continue to rise, these floating rate loans would begin to reprice higher and the one-year gap would become positive.

Simulation analysis involves dynamically modeling our interest income and interest expense over a specified time period under various interest rate scenarios and balance sheet structures. We use simulation analysis primarily to measure the sensitivity of net interest income over 12 and 24-month time horizons. In our base case or static balance sheet sensitivity scenario, the model estimates the variance in net interest income with a change in interest rates of plus and minus 200 basis points over a 12-month period. Management utilized a minus 100 basis points scenario due to the low interest rate environment that existed at June 30, 2004. The plus and minus base case scenario is measured within a policy guideline of –7% change in net interest income in the first year and –14% change in year two. The following table sets forth the expected change in net interest income from the base case given the below listed change in interest rates.

Changes in market interest	Percentage Change in Net Interest Income
rates (in basis points)	Next 12 months	Next 24 months
+200	3.0%	2.9%
Flat	—	—
-100	0.0%	1.0%

These results reflect a lower benefit to net interest income with gradually rising interest rates at June 30, 2004 compared to December 31, 2003. The decline in the benefit to gradually rising rates resulted from the extension of the investment portfolio and the shortening of our funding mix. The benefit of these actions has been higher current period net interest income. Results of our simulation analysis suggest that the minus 100 basis points risk to net interest income over a 12 and 24-month period is limited. When factoring our 2004 financial projections (Growth Scenario) into our simulation model we see similar results.

We measure longer-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting future cash flows from our current assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists our percentage change in EVE in a plus or minus 200 basis point rate shock at June 30, 2004 and December 31, 2003. Due to the low level of interest rates at both dates, not all interest rates could be shocked down 200 basis points.

Changes in interest rate in	Percentage Change in EVE
basis points (Rate Shock)	6/30/04	12/31/03
+200	-21%	-22%
-200	3%	-8%

At June 30, 2004, our longer-term exposure to rising rates, as measured by the percentage change in EVE, has modestly decreased from the exposure at December 31, 2003 and remained within policy guidelines. The policy guideline is –25%. At the same time, with rates near historic lows, the risk to lower rates as a percentage of EVE has sharply declined by the actions described previously and remained within policy guidelines. We will continue to monitor and take actions to mitigate longer-term interest rate risk as we execute balance sheet strategies designed to increase net interest income.

Certain shortcomings are inherent in the methodology used in the previously discussed interest rate risk measurements. Modeling changes in the simulation and EVE analysis require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. There are many factors that we evaluate when constructing the assumptions used in short-term and long-term interest rate risk models. One of the most important assumptions involves deposits without fixed maturity dates. Each assumption reflected some combination of market data, research analysis and business judgment. Accordingly, although the simulation and EVE models provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on YNB’s net interest income or economic value of equity and may differ materially from actual results.

We believe, based on our simulation results, that as of June 30, 2004, YNB is positioned to increase net interest income during a 12 to 24-month period of gradually increasing interest rates while mitigating a decline in net interest income should rates decline. We continue to monitor our gap position and rate shock analyses to detect changes to our exposure to fluctuating interest rates. We have the ability, to a certain extent, to shorten or lengthen maturities on assets, sell securities, enter into derivative financial instruments, or seek funding sources with different repricing characteristics in order to change our asset and liability structure for the purpose of mitigating the effect of short term and longer term interest rate risk.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues and instances of fraud if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Not Applicable.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not Applicable.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Securities Holders

The annual stockholders meeting was held on June 3, 2004

The following nominees were elected as Directors:

	votes for	votes against
Elbert G. Basolis, Jr.	8,737,220	67,677
Anthony M. Giampetro, M.D.	8,772,349	32,548
Patrick M. Ryan	8,773,071	31,826
Martin Tuchman	8,748,120	56,777
F. Kevin Tylus	8,751,718	53,179
Samuel D. Marrazzo	8,778,801	26,096

The following directors’ terms continued beyond the annual stockholders meeting:

Lorraine Buklad	Jay G. Destribats
Sidney L. Hofing	Gilbert W. Lugossy
Louis R. Matlack Ph. D.	Christopher S. Vernon

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

(b) Reports on Form 8-K.

Our Current Report on Form 8-K, dated April 20, 2004, for the announcement of our earnings for the first quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YARDVILLE NATIONAL BANCORP

(Registrant)

Date: August 9, 2004	By:	Stephen F. Carman
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