Form 10-Q
period 2004-09-30
YARDVILLE NATIONAL BANCORP
filed 2004-11-09
CIK 787849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 27, 2004, the following class and number of shares were outstanding:

Common Stock, no par value	10,493,852

Class	Number of shares outstanding

INDEX
YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Condition
(Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2004	2003
Assets:
Cash and due from banks	$25,784	$25,785
Federal funds sold	11,775	7,370

Cash and Cash Equivalents	37,559	33,155

Interest bearing deposits with banks	45,712	20,552
Securities available for sale	830,430	798,007
Investment securities (market value of $76,302 in 2004 and $70,476 in 2003)	74,684	68,686
Loans	1,702,610	1,443,355
Less: Allowance for loan losses	(19,581)	(17,295)

Loans, net	1,683,029	1,426,060
Bank premises and equipment, net	10,574	12,307
Bank owned life insurance	44,221	42,816
Other assets	29,401	29,610

Total Assets	$2,755,610	$2,431,193

Liabilities and Stockholders’ Equity:
Deposits
Non-interest bearing	$202,975	$163,812
Interest bearing	1,573,488	1,319,997

Total Deposits	1,776,463	1,483,809

Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	726,000	726,000
Obligation for Employee Stock Ownership Plan (ESOP)	472	755
Other	978	1,325

Total Borrowed Funds	737,450	738,080

Subordinated debentures	62,892	47,428
Other liabilities	23,403	18,319

Total Liabilities	$2,600,208	$2,287,636

Stockholders’ equity
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common stock: no par value
Authorized 20,000,000 shares
Issued 10,672,131 shares in 2004 and 10,619,855 shares in 2003	91,105	90,079
Surplus	2,205	2,205
Undivided profits	66,332	56,152
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(472)	(755)
Accumulated other comprehensive loss	(608)	(964)

Total Stockholders’ Equity	155,402	143,557

Total Liabilities and Stockholders’ Equity	$2,755,610	$2,431,193

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	September 30,
(in thousands, except per share amounts)	2004	2003
INTEREST INCOME:
Interest and fees on loans	$25,754	$21,942
Interest on deposits with banks	95	65
Interest on securities available for sale	9,262	7,276
Interest on investment securities:
Taxable	29	53
Exempt from Federal income tax	806	719
Interest on Federal funds sold	102	88

Total Interest Income	36,048	30,143

INTEREST EXPENSE:
Interest on savings account deposits	3,502	2,776
Interest on certificates of deposit of $100,000 or more	1,063	993
Interest on other time deposits	2,879	3,525
Interest on borrowed funds	9,081	8,924
Interest on subordinated debentures	1,004	715

Total Interest Expense	17,529	16,933

Net Interest Income	18,519	13,210
Less provision for loan losses	2,400	1,375

Net Interest Income After Provision for Loan Losses	16,119	11,835

NON-INTEREST INCOME:
Service charges on deposit accounts	750	592
Securities gains, net	618	574
Income on bank owned life insurance	480	523
Other non-interest income	448	415

Total Non-Interest Income	2,296	2,104

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,169	5,579
Occupancy expense, net	1,072	969
Equipment expense	749	721
Other non-interest expense	2,632	2,379

Total Non-Interest Expense	10,622	9,648

Income before income tax expense	7,793	4,291
Income tax expense	2,344	1,129

Net Income	$5,449	$3,162

EARNINGS PER SHARE:
Basic	$0.52	$0.30
Diluted	$0.50	$0.30

Weighted average shares outstanding:
Basic	10,464	10,379
Diluted	10,842	10,653

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands, except per share amounts)	2004	2003
INTEREST INCOME:
Interest and fees on loans	$73,002	$62,906
Interest on deposits with banks	205	89
Interest on securities available for sale	26,058	24,327
Interest on investment securities:
Taxable	104	150
Exempt from Federal income tax	2,370	2,048
Interest on Federal funds sold	228	464

Total Interest Income	101,967	89,984

INTEREST EXPENSE:
Interest on savings account deposits	9,054	8,245
Interest on certificates of deposit of $100,000 or more	3,020	3,090
Interest on other time deposits	9,172	11,116
Interest on borrowed funds	26,834	26,855
Interest on subordinated debentures	2,654	2,307

Total Interest Expense	50,734	51,613

Net Interest Income	51,233	38,371
Less provision for loan losses	6,825	3,225

Net Interest Income After Provision for Loan Losses	44,408	35,146

NON-INTEREST INCOME:
Service charges on deposit accounts	2,400	1,711
Securities gains, net	1,204	1,264
Income on bank owned life insurance	1,457	1,554
Other non-interest income	1,325	1,685

Total Non-Interest Income	6,386	6,214

NON-INTEREST EXPENSE:
Salaries and employee benefits	17,644	15,823
Occupancy expense, net	3,239	2,930
Equipment expense	2,359	2,148
Other non-interest expense	8,250	6,560

Total Non-Interest Expense	31,492	27,461

Income before income tax expense	19,302	13,899
Income tax expense	5,513	3,789

Net Income	$13,789	$10,110

EARNINGS PER SHARE:
Basic	$1.32	$0.97
Diluted	$1.27	$0.95

Weighted average shares outstanding:
Basic	10,445	10,390
Diluted	10,847	10,611

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2004	2003
Cash Flows from Operating Activities:
Net Income	$13,789	$10,110
Adjustments:
Provision for loan losses	6,825	3,225
Depreciation	2,409	1,648
ESOP fair value adjustment	95	138
Amortization and accretion	1,404	4,520
Gains on sales of securities available for sale	(1,204)	(1,264)
Writedown and loss on sale of other real estate	—	27
Increase in other assets and bank owned life insurance	(1,363)	(3,816)
Increase (decrease) in other liabilities	5,084	(5,048)

Net Cash Provided by Operating Activities	27,039	9,540

Cash Flows From Investing Activities:
Net increase in interest bearing deposits with banks	(25,160)	(13,088)
Purchase of securities available for sale	(367,970)	(667,271)
Maturities, calls and paydowns of securities available for sale	183,053	537,438
Proceeds from sales of securities available for sale	152,806	158,921
Proceeds from maturities and paydowns of investment securities	5,583	5,103
Purchase of investment securities	(11,568)	(16,157)
Net increase in loans	(263,794)	(199,981)
Expenditures for bank premises and equipment	(677)	(1,320)
Proceeds from sale of other real estate	—	997

Net Cash Used by Investing Activities	(327,727)	(195,358)

Cash Flows from Financing Activities:
Net increase in non-interest bearing demand, money market, and savings deposits	237,909	245,028
Net increase (decrease) in certificates of deposit	54,745	(44,803)
Net decrease in borrowed funds	(630)	(19,798)
Proceeds from issuance of subordinated debentures	15,464	25,774
Retirement of subordinated debentures	—	(11,856)
Proceeds from issuance of common stock	931	362
Treasury shares acquired	—	(6)
Decrease (increase) in unallocated ESOP shares	283	(455)
Dividends paid	(3,610)	(3,590)

Net Cash Provided by Financing Activities	305,092	190,656

Net increase in cash and cash equivalents	4,404	4,838
Cash and cash equivalents as of beginning of period	33,155	101,093

Cash and Cash Equivalents as of End of Period	$37,559	$105,931

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	51,280	54,665
Income taxes	634	10,035

Supplemental Schedule of Non-cash Investing and Financing Activities:
Transfers from loans to other real estate, net of charge offs	—	894

See Accompanying Notes to Unaudited Consolidated Financial Statements

Yardville National Bancorp and Subsidiaries

Notes to (Unaudited) Consolidated Financial Statements
Three and Nine Months Ended September 30, 2004

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

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses.

The consolidated financial data as of and for the three and nine months ended September 30, 2004 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2004.

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

2. Earnings Per Share

Weighted average shares for the basic net income per share computation for the three months ended September 30, 2004 and 2003 were 10,464,000 and 10,379,000, respectively. For the diluted net income per share computation, common stock equivalents of 378,000 and 274,000 are included for the three months ended September 30, 2004 and 2003, respectively. There were no common stock equivalents that were antidilutive for the three months ended September 30, 2004 and 99,500 that were antidilutive for the three months ended September 30, 2003.

Weighted average shares for the basic net income per share computation for the nine months ended September 30, 2004 and 2003 were 10,445,000 and 10,390,000, respectively. For the diluted net income per share computation, common stock equivalents of 402,000 and 221,000 are included for the nine months ended September 30, 2004 and 2003, respectively. There were no common stock equivalents that were antidilutive for the nine months ended September 30, 2004 and 30,000 that were antidilutive for the nine months ended September 30, 2003.

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

	For the three months ended September 30,
(in thousands, except per share amounts)	2004	2003
Net income as reported:	$5,449	$3,162
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	134	172

Pro forma net income	$5,315	$2,990

Earnings per share:
Basic:
As reported	$0.52	$0.30
Pro forma	0.51	0.29
Diluted:
As reported	$0.50	$0.30
Pro forma	0.49	0.28

	For the nine months ended September 30,
(in thousands, except per share amounts)	2004	2003
Net income as reported:	$13,789	$10,110
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	402	516

Pro forma net income	$13,387	$9,594

Earnings per share:
Basic:
As reported	$1.32	$0.97
Pro forma	1.28	0.92
Diluted:
As reported	$1.27	$0.95
Pro forma	1.24	0.90

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three and nine months ended September 30, 2004 and 2003:

	Three months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2004	2003	2004	2003
Number of options granted	14,000	44,000	46,500	114,000
Expected annual dividend rate	$0.46	$0.46	$0.46	$0.46
Risk free rate	3.80%	2.90%	3.50%	2.80%
Expected average option life (yrs)	7.0	8.0	6.3	7.4
Expected volatility	35.3%	38.0%	26.8%	38.0%

4. Comprehensive Income

Below is a summary of comprehensive income for the three and nine months ended September 30, 2004 and 2003.

	For the three months ended September 30,
(in thousands, except per share amounts)	2004	2003
Net income	$5,449	$3,162
Other comprehensive income (loss)
Net change in unrealized gain (loss) for the period, net of tax	10,250	(4,227)
Less reclassification of realized net gain on sale of securities available for sale, net of tax	402	379

Holding gain (loss) arising during the period, net of tax and reclassification	9,848	(4,606)

Total comprehensive income (loss)	$15,297	$(1,444)

	For the nine months ended September 30,
(in thousands, except per share amounts)	2004	2003
Net income	$13,789	$10,110
Other comprehensive income (loss)
Net change in unrealized gain (loss) for the period, net of tax	1,151	(5,757)
Less reclassification of realized net gain on sale of securities available for sale, net of tax	795	834

Holding gain (loss) arising during the period, net of tax and reclassification	356	(6,591)

Total comprehensive income	$14,145	$3,519

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

The following table summarizes activity with respect to such loans:

	For the nine	For the nine
	months ended	months ended
(in thousands)	9/30/04	9/30/03
Balance as of beginning of period	$72,888	$42,996
Additions	9,645	22,490
Reductions	11,487	17,031

Balance as of end of the period	$71,046	$48,455

None of these loans were past due or on nonaccrual status as of September 30, 2004 and September 30, 2003.

In addition, the Corporation has had, and expects in the future to have, other transactions in the ordinary course of business with a number of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended September 30, 2004.

6. Postretirement Benefits

The Corporation provides additional postretirement benefits, namely life and health insurance, to retired employees over the age of 62 who have completed 15 years of service. The plan calls for retirees to contribute a portion of the cost of providing these benefits in relation to years of service. The table below lists the components of postretirement benefit expenses for the three and nine months ended September 30, 2004 and 2003.

	3 months	3 months	9 months	9 months
	Ended	Ended	Ended	Ended
(in thousands)	9/30/04	9/30/03	9/30/04	9/30/03
Service cost	$36	$31	$106	$92
Interest cost	20	18	61	55
Expected return on plan assets	—	—	—	—
Amortization of prior service costs	(1)	(1)	(2)	(2)
Amortization of the net loss	1	1	4	3

Total	$56	$49	$169	$148

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

In the event of early termination of a derivative contract, which had been designated as part of a cash flow hedging relationship, any resulting gain or loss is deferred as an adjustment to the carrying value of the assets or liabilities, against which the hedge had been designated with a corresponding offset to other comprehensive income, and reclassified to current earnings over the shorter of the remaining life of the designated assets or liabilities, or the derivative contract. However, if the hedged item is no longer on balance sheet (i.e. — sold or canceled), the derivative gain or loss is immediately reclassified to current earnings.

As part of the Corporation’s interest rate risk management process, the Corporation has entered into interest rate derivative contracts. These derivative interest rate contracts may include interest rate swaps, caps and floors and are used to modify the repricing characteristics of specific assets and liabilities. At September 30, 2004, the Corporation’s position in derivative contracts consisted entirely of interest rate swaps. The Corporation had no derivative contracts outstanding at December 31, 2003.

The following table details the interest rate swaps and associated hedged liabilities outstanding as of September 30, 2004:

(dollars in thousands)	Hedged	Notional	Swap Fixed	Swap Variable
Maturity	Liability	Amounts	Interest Rates	Interest Rates
Pay Floating Swaps
2006	Time deposits	$80,000	3.03% - 2.73%	1.87% - 1.71%

During 2004, the Corporation entered into $80.0 million in pay floating swaps designated as fair value hedges that were used to convert fixed rate, 2 year final maturity time deposits to variable rates indexed to one month and three month LIBOR, based on common notional amounts and maturity dates. These transactions reduced interest expense by approximately $237,000 and $270,000 for the three and nine months ended September 30, 2004, respectively. There was less than $1,000 in hedge ineffectiveness recorded in the Consolidated Statements of Income on these transactions for the three and nine-month periods ended September 30, 2004.

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

Results of Operations

2004 Overview

We are a $2.76 billion financial holding company headquartered in Hamilton, New Jersey. We operate 22 full-service branches through our wholly owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex and Burlington Counties in New Jersey and Bucks County, Pennsylvania. Our existing and target markets are located in the demographically attractive corridor between New York City and Philadelphia. We provide a broad range of lending and deposit products as well as other financial products and services with an emphasis on commercial real estate and commercial and industrial loans to individuals and small to mid-sized businesses.

We generate substantially all of our income from our loan and securities portfolios. Our earning asset base is primarily funded through deposits and, to a lesser degree, borrowed funds. Our primary objective is to increase our net interest income. To accomplish this, we must continue to manage our cost of funds and expand our loan portfolio. Our most difficult challenge is attracting more deposits at a reasonable cost. As our legal lending limit has risen, the size of loans requested has increased as well, exerting pressure on our branch network to provide funds for our growth. Through the implementation of our retail strategy, we have increased the number of branches in our targeted markets, enhanced our brand image and introduced our products and services to an expanded geographic region. This strategy, however, requires investment of resources in people, facilities, marketing and technology. While we have seen many positive results, including a lower cost of funds, we have not yet fully realized all of the benefits of this strategic direction.

In the first nine months of 2004, increased interest income, primarily from commercial loan growth and a lower cost of funds, resulted in notable improvement in our net interest margin, on a tax equivalent basis, and an increase in net income compared to the same period in 2003. All references to the net interest margin are tax equivalent except where noted. We believe that by expanding into new markets and attracting lower cost deposits to fund our growth, we will further enhance profitability and the value of our franchise in 2004 and beyond.

Net Income

We reported net income of $13.8 million for the nine months ended September 30, 2004, an increase of $3.7 million or 36.4% compared to $10.1 million for the same period in 2003. The increase in net income for the first nine months of 2004 compared to the same period in 2003 was primarily attributable to an increase in net interest income partially offset by an increase in non-interest expense and a higher provision for loan losses. Diluted earnings per share for the nine months ended September 30, 2004 increased 33.7% to $1.27 compared to $0.95 for the same period in 2003. The increase in both basic and diluted earnings per share resulted primarily from the aforementioned increase in net interest income in the first nine months of 2004 compared to the same period in 2003.

On a quarterly basis, net income for the third quarter of 2004 was $5.4 million, which represented an increase of $2.3 million or 72.3% compared to $3.2 million in the same period one-year ago. The primary reason for the increase in net income was higher net interest income, partially offset by increased non-interest expense and a higher provision for loan losses. Diluted earnings per share increased $0.20 or 66.7% to $0.50 for the third quarter of 2004 compared to $0.30 for the same period in 2003. The increase in earnings per share was primarily due to higher net interest income in the third quarter of 2004 compared to the same period in 2003.

Net Interest Income

Net interest income is the largest and most significant component of our operating income. Our net interest income for the first nine months of 2004 was $51.2 million, an increase of $12.9 million or 33.5% from the same period in 2003. The most significant factors in the improvement were an increase in interest and fees on loans, higher earnings on securities and a reduction in interest expense on interest bearing deposits.

We are continuing efforts to improve our net interest margin. The net interest margin is calculated as net interest income divided by average interest earning assets. The tax equivalent adjustment presents net interest income and yields on tax-exempt investments and loans on a comparable basis to those of taxable investments and loans. The tax equivalent adjustment resulted in a 6 basis point increase to the net interest margin for the first nine months of 2004 and 2003. For the first nine months of 2004, the net interest margin was 2.78%, a 43 basis point or 18.3% increase compared to 2.35% for the same period in 2003. The improvement in the net interest margin resulted primarily from a 42 basis point decline in the cost of interest bearing deposits and a 4 basis point higher yield on interest earning assets. The success in expanding the net interest margin resulted from the implementation of several strategies designed to increase net interest income and the net interest margin. By emphasizing our strength as a business-focused lender, we achieved strong commercial loan growth that resulted in an increase in the percentage of our earning asset base consisting of higher yielding loans. The modest extension of the duration of our securities and improved reinvestment rates have improved the securities portfolio yield, and the continued implementation of our retail strategy, which has attracted lower cost core deposits to support our loan growth, have also contributed to higher levels of net interest income and improved net interest margin.

On a quarterly basis, net interest income was $18.5 million, an increase of $5.3 million when compared to net interest income of $13.2 million for the third quarter of 2003. Our net interest margin for the third quarter of 2004 was 2.89% an increase of 52 basis points compared to 2.37% for the third quarter of 2003. The tax equivalent adjustment resulted in a 7 basis point increase to the net interest margin for the third quarter of 2004 and a 6 basis point increase in 2003. The increase in the net interest margin in the third quarter of 2004 when compared to the same period in 2003 was due to a reduction in the cost of interest bearing liabilities by 29 basis points to 2.98% compared to 3.27% for the same period in 2003 and a 23 basis point higher yield on interest earning assets to 5.49% compared to 5.26% for the same period in 2003.

Interest Income

For the first nine months of 2004, total interest income was $102.0 million, an increase of $12.0 million or 13.3% when compared to $90.0 million for the same period in 2003. Higher interest income was primarily due to an increased volume of average loans outstanding for the first nine months of 2004 and an improved securities portfolio yield compared to the same period in 2003, partially offset by a lower yield on loans. The yield on earning assets for the first nine months of 2004 was 5.40%, a 4 basis point increase from 5.36% for the same period in 2003.

Interest and fees on loans for the nine months ended September 30, 2004 increased $10.1 million or 16.0% to $73.0 million from $62.9 million for the same period in 2003. The increase in interest and fees on loans resulted from an increase of $303.5 million or 23.6% in average loans outstanding, primarily commercial real estate and commercial and industrial loans, partially offset by the yield on loans decreasing 40 basis points to 6.12% for the nine months ended September 30, 2004 from 6.52% for the same period in 2003. The lower loan yield in 2004 reflected our focus on making floating rate loans tied to prime, the continued lower interest rate environment and ongoing competition for loans.

Interest on securities increased $2.0 million to $28.5 million for the nine months ended September 30, 2004 compared to $26.5 million for the same period in 2003. Average securities for the nine months ended September 30, 2004 decreased $9.5 million or 1.1% to $875.5 million when compared to the $885.0 million for the same period in 2003. Over the same period, the yield on the securities portfolio increased 35 basis points to 4.35% from 4.00%. The improvement in interest income on securities for the nine months ended September 30, 2004 resulted primarily from a higher yield on securities partially offset by a lower average balance of securities outstanding for the comparative periods. A reduction in premium amortization on premium purchased mortgage-backed securities, including CMOs, combined with higher yields on modestly longer duration securities purchased in 2004 accounted for the increased yield on the securities portfolio. The reduction in premium amortization resulted from the lower level of premium in the portfolio and slower paydowns on related mortgage-backed securities.

For the third quarter of 2004, total interest income was $36.0 million, an increase of $5.9 million or 19.6% when compared to $30.1 million for the third quarter of 2003. The increase in interest income was primarily due to the higher average balance of loans outstanding and the improved securities portfolio yield.

Interest Expense

Total interest expense decreased $879,000 or 1.7% to $50.7 million for the first nine months of 2004, compared to $51.6 million for the same period in 2003. The decrease in interest expense resulted primarily from lower rates paid on all interest bearing deposits and, to a lesser extent, on subordinated debentures, partially offset by higher average balances on total interest bearing liabilities. Average interest bearing liabilities were $2.26 billion for the nine months ended September 30, 2004 reflecting an increase of $242.9 million or 12.0% when compared to $2.02 billion for the same period in 2003. The average rate paid on interest bearing liabilities for the nine months ended September 30, 2004 decreased 42 basis points to 2.99% from 3.41% for the same period of 2003.

Interest expense on deposits decreased $1.2 million or 5.4% to $21.2 million for the first nine months of 2004 compared to $22.4 million for the same period in 2003. The decline in interest expense on deposits resulted primarily from a $2.0 million decrease in interest expense on time deposits, which includes certificates of deposits of $100,000 or more, to $12.2 million for the first nine months of 2004 compared to $14.2 million for the same period in 2003. Interest expense on savings, money markets and interest bearing demand deposits increased $809,000 to $9.0 million for the first nine months of 2004 compared to $8.2 million for the same period in 2003. The increase in the expense on these deposits resulted from higher average balances partially offset by lower average costs. For the first nine months of 2004, the average balance of savings, money markets and interest bearing demand deposits increased $219.1 million or 34.4% to $856.5 million compared to $637.4 million for the same period in 2003. The growth in these deposit accounts reflected our increased focus on expanding our core deposit base as part of our retail strategy, money market balances acquired through an intermediary that places deposits from brokerage clients with banks, the successful acquisition of surrogates’ deposits through a competitive bidding process, and the continued positive reception of our new “Simply Better Checking” product.

The total cost of interest bearing deposits was 1.93% for the first nine months of 2004, a 49 basis point decrease when compared to the 2.42% cost for the same period in 2003. The key factors in the decrease in the cost of interest bearing deposits were a change in the mix of our average deposits and the low interest rate environment, which resulted in lower interest expense on all interest bearing deposit types. Average savings, money markets and interest bearing demand deposits for the first nine months of 2004 represented 58.2% of total average interest bearing deposits compared to 51.5% of total average interest bearing deposits for the same period in 2003. These deposits had a cost of 1.41% in the first nine months of 2004 compared to 1.72% for the same period in 2003. In addition, for the first nine months of 2004, the cost of certificates of deposit of $100,000 or more decreased 41 basis points to 2.55% compared to 2.96% for the same period in 2003. Over the same period, the cost of other time deposits decreased 54 basis points to 2.68% for the first nine months of 2004 compared to 3.22% for the same period in 2003. In June 2004, the Federal Reserve increased the Federal funds rate for the first time since May 2000 and has since increased the Federal funds rates two additional times for a total of 75 basis points with the likelihood of additional future increases. To date, these increases have not yet translated to higher core deposit costs. In this environment, our ability to attract and maintain core deposits, including time deposits, while controlling the increase in our core deposit costs will be critical to our goal of continuing to improve our net interest margin.

Interest expense on borrowed funds decreased $21,000 to $26.8 million for the first nine months of 2004. The decreased interest expense was the result of a decline in the average balance of borrowed funds outstanding in the first nine months of 2004 to $738.4 million when compared to $744.7 million for the same period of 2003, partially offset by a 4 basis point increase in cost for the comparable periods. The growth and success of our retail business has reduced our reliance on borrowed funds. To the extent that our retail strategy continues to attract lower cost core deposits, borrowed funds are expected to gradually become a less important funding source.

The overall cost of subordinated debentures decreased 145 basis points to 6.64% for the first nine months of 2004 compared to 8.09% for the same period in 2003. Over the same period, the average balance of subordinated debentures increased $15.3 million to $53.3 million for the first nine months of 2004 compared to $38.0 million for the same period in 2003. In 2003, we retired $11.9 million in fixed rate subordinated debentures with a cost of 9.25%. We also issued an additional $41.2 million in floating rate-subordinated debentures in 2003 and 2004. These actions and the lower interest rate environment resulted in the lower cost of subordinated debentures in the first nine months of 2004 compared to the same period in 2003. All of the floating rate subordinated debentures have rates tied to three month LIBOR. As three month LIBOR has increased, the cost of floating rate-subordinated debentures has also increased.

For the third quarter of 2004, total interest expense increased $596,000 or 3.5% to $17.5 million when compared to the $16.9 million for the same period in 2003. The overall cost of interest bearing liabilities decreased 29 basis points to 2.98% for the third quarter of 2004 compared to 3.27% for the same period in 2003. Limiting the reduction in interest expense was the strong growth in interest bearing liabilities with the average balance of interest bearing liabilities increasing $283.3 million to $2.36 billion for the three months ended September 30, 2004 compared to $2.07 billion for the same period in 2003.

We continue to implement our retail strategy with the goal of attracting additional lower cost core deposit and transaction accounts. This should allow us over time to reduce our historical dependency on higher cost CDs and borrowed funds and improve our net interest margin and generate service fee or non-interest income. To the extent that core deposit growth is not adequate to fund earning asset growth, we would expect to use a combination of CDs and borrowed funds to meet our funding and liquidity needs. Any reliance on higher cost funding sources would limit our ability to continue to effectively manage our cost of funds in the future.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2004 was $6.8 million, an increase of $3.6 million from the $3.2 million for the same period in 2003. The provision for loan losses for the third quarter of 2004 was $2.4 million, an increase of $1.0 million from the $1.4 million for the third quarter of 2003. The increase in the provision for loan losses was primarily due to the level of net loan charge offs and the strong commercial loan growth experienced.

Under the heading “Allowance for Loan Losses” in this report is a more detailed discussion of our allowance for loan loss methodology.

Non-interest Income

Non-interest income consists of service charges on deposit accounts, net securities gains, income on bank owned life insurance and all other non-interest income. Total non-interest income for the first nine months of 2004 was $6.4 million an increase of $172,000 from the $6.2 million reported for the same period in 2003.

Service charges on deposit accounts increased $689,000 or 40.3% to $2.4 million for the nine months ended September 30, 2004 compared to $1.7 million for the same period in 2003. Service charge income increased in the first nine months of 2004 from a broader base of deposit accounts and a higher collection rate of overdraft fees. We expect to continue to conduct targeted marketing campaigns in the future designed to attract lower cost and interest free demand deposit accounts with the goal of lowering our cost of funds while generating additional service charge and fee income.

Net gains on the sale of securities totaled $1.2 million in the first nine months of 2004 compared to $1.3 million in net gains on the sale of securities for the same period in 2003. We have continued to reposition securities in 2004 to achieve asset and liability and liquidity objectives.

Income on bank owned life insurance (BOLI) was $1.5 million for the first nine months of 2004 reflecting a decline of $97,000 compared to the same period in 2003. The modest decrease in income on BOLI was due to the lower yield on certain BOLI assets due primarily to the lower interest rate environment. The income earned on these assets is used to offset the benefit costs of deferred compensation programs. Income on BOLI also reduces our overall effective income tax rate. Our BOLI assets are single premium policies. After the initial purchase, there are no additional premiums to be paid on those policies.

Other non-interest income decreased $360,000 to $1.3 million for the nine months ended September 30, 2004 from $1.7 million for the same period in 2003. The primary cause for the decrease was the $429,000 gain on the sale of our former operations building in the second quarter of 2003. Other non-interest income includes a variety of fee-based services, which have increased as we have expanded our retail network and increased our customer base. These include Second Check fees, automated teller machine fees charged to non-customers, safe deposit box rental income and other non-banking service fees.

For the three months ended September 30, 2004, total non-interest income increased $192,000 or 9.1% to $2.3 million from $2.1 million for the same period in 2003. The increase in non-interest income resulted from increased service charges on deposit accounts, net securities gains and other non-interest income partially offset by lower income on bank owned life insurance.

Non-interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy, equipment and all other operating expenses we incur. Non-interest expense totaled $31.5 million in the first nine months of 2004, an increase of $4.0 million or 14.7% compared to the $27.5 million for the same period in 2003. The largest increase in non-interest expense for the first nine months of 2004 compared to the same period of 2003 was in other non-interest expense. Total non-interest expenses, on an annualized basis, as a percentage of average assets were 1.61% for the first nine months of 2004 compared to 1.58% for the same period of 2003. Our efficiency ratio for the nine months of 2004 was 54.66% compared to 61.59% for the same period in 2003. Excluding net securities gains, the efficiency ratio for the first nine months of 2004 was 55.82% compared to 63.39% for the same period in 2003. The efficiency ratio is computed by dividing total operating expenses by the sum of net interest income and non-interest income. A decrease in the efficiency ratio indicates a more efficient allocation of resources while an increase would indicate more resources are being utilized to generate the same volume of income. The improvement in the efficiency ratio was primarily due to higher net interest income partially offset by higher non-interest expenses. Continued improvement to the efficiency ratio will depend on increases in net interest income, non-interest income and controlled growth in non-interest expenses.

Salaries and employee benefits increased $1.8 million or 11.5% to $17.6 million for the first nine months of 2004 compared to $15.8 million for the same period in 2003. Full time equivalent employees totaled 363 at September 30, 2004 compared to 359 at December 31, 2003, which compared to 351 at September 30, 2003. Salary expense increased $1.4 million and accounted for 75.5% of the increase in salaries and employee benefits expense. The primary increase in salaries for the nine months ended September 30, 2004 was the ongoing development of our northern region, which included the opening of two new branches in 2003 and resulted in the hiring of additional retail, lending and support staff. The staffing obtained from our first branch acquisition in late 2003, additional modest staffing increases throughout the organization and annual merit increases also contributed to the increase in salary expense. Benefit expense increased $447,000 or 11.5% primarily due to higher costs associated with the increased number of employees, as well as higher postretirement costs and increased costs associated with salary continuation plans for executive officers, partially offset by lower ESOP expense. With the planned opening of as many as five branches in 2005, we anticipate that both salary and benefit expense will continue to increase in 2005.

Occupancy expense for the first nine months of 2004 was $3.2 million, an increase of $309,000 or 10.5% compared to $2.9 million for the same period in 2003. The increase in occupancy expense was due to the additional costs, including rent expense, associated with the operation of our branch network. We acquired one branch and opened two new branches in 2003. We continue to explore other branch locations in our targeted markets. With planned expansion, occupancy expense is expected to continue to increase.

Equipment expense increased $211,000 or 9.8% to $2.3 million for the first nine months of 2004 from $2.1 million for the same period in 2003. The increase in equipment expense reflected the ongoing expansion of our branch network and our continuing efforts to maintain and upgrade technology and systems in order to provide quality products and services. We expect equipment expense to continue to increase as our growth continues.

Other non-interest expense increased $1.7 million or 25.8% to $8.3 million for the first nine months of 2004 compared to $6.6 million for the same period in 2003. Directors’ and committee fees, which include the costs associated with the director deferred compensation plan, increased $701,000 and accounted for 41.5% of the total increase in other non-interest expense for the first nine months of 2004 compared to the same period in 2003. A portion of this increase represented increases in directors’ fees and costs associated with changes to the deferred compensation plan, which will be ongoing. However, $479,000 represented a non-recurring expense relating to the directors deferred compensation plan. We therefore believe that while directors’ fees will continue to be higher than last year, the overall increase should moderate over time. The remaining increase in other non-interest expense reflected increased costs associated with attracting new loan and deposit relationships, higher professional fees, loan workout costs and other operating expenses. In addition, the costs associated with operating a public company in the current regulatory environment resulted in increased consulting fees, insurance costs and audit fees. Other non-interest expense will continue to increase in the fourth quarter due to costs associated with Sarbanes-Oxley Section 404 compliance. We have also outsourced services that can be provided more effectively by third party providers. A number of our enhanced services like our website and cash management services for our business customers require arrangements with vendors that result in additional non-interest expense. In addition, by using third party providers we have effectively and efficiently improved products and services. Statement rendering and wire transfer processing, for example, have been outsourced, which has resulted in increased service and processing costs while limiting the hiring of additional support staff.

For the three months ended September 30, 2004, total non-interest expense increased $974,000 or 10.1% to $10.6 million from $9.6 million for the same period in 2003. The primary factor for this increase was a $590,000 or 10.6% increase in salaries and employee benefits for the third quarter of 2004 compared to the same period in 2003. Other non-interest expense increased $253,000 primarily due to the factors discussed above. Limiting the increase in other non-interest expense was a $123,000 reduction in other real estate expense. Occupancy and equipment expenses also increased for the same reasons previously discussed.

Income Tax Expense

The provision for income taxes, comprised of Federal and state income taxes, was $5.5 million for the first nine months of 2004 compared to $3.8 million for the same period in 2003. The increase in tax expense was primarily due to the higher level of taxable income in 2004 compared to the same period in 2003 and, to a lesser extent, a higher effective tax rate. The provision for income taxes for the first nine months of 2004 and 2003 were at an effective tax rate of 28.6% and 27.3%, respectively.

The provision for income taxes was $2.3 million for the third quarter of 2004 compared to $1.1 million for the same period in 2003. The increase in tax expense was primarily due to the higher level of taxable income and a higher effective tax rate in 2004 compared to the same period in 2003. The provision for income taxes for the third quarter of 2004 and 2003 were at an effective tax rate of 30.1% and 26.3%, respectively.

Financial Condition

Assets

Total consolidated assets at September 30, 2004 were $2.76 billion, an increase of $324.4 million or 13.3% compared to $2.43 billion at December 31, 2003. The growth in our asset base during the first nine months of 2004 reflected our continuing strength as a business-focused, relationship-oriented community lender as total loans increased $259.3 million. The growth in loans was principally reflected in commercial real estate and commercial and industrial loans. The funding for this asset growth was provided primarily by interest bearing deposits.

Loans

We emphasize commercial real estate and commercial and industrial loans to individuals and small to mid-sized businesses. The loan portfolio represents our largest earning asset class and is our primary source of interest income. Total loans increased $259.3 million or 18.0% to $1.70 billion at September 30, 2004 from $1.44 billion at December 31, 2003. Our broader geographic footprint, the strong real estate market in New Jersey, an improving economic environment and our strength as a commercial business lender were the primary factors that accounted for the record growth for the nine months ended September 30, 2004. To supplement our loan growth in 2004, we have purchased approximately $48 million in commercial loan participations from other financial institutions in our market area. Our same loan credit underwriting standards are used in making decisions regarding participations. At September 30, 2004 loan participations represented less than 3% of the total loan portfolio. Our loan portfolio represented 61.8% of total assets at September 30, 2004 compared to 59.4% at December 31, 2003. Continued loan growth is an important part of our strategy to increase our net interest margin and increase our franchise value. Competition from both bank and non-bank lenders, in addition to borrowers’ concerns over the relative strength of the economy, real estate prices and interest rates, among other factors, could adversely impact future loan growth. While the majority of our lending business is with customers located within our core Mercer County, New Jersey market, the continued development of our northern region has resulted in significant new loan relationships. Since a significant portion of our loan portfolio is secured by real estate, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of real estate collateral are subject to changes in the region’s economic environment and real estate market values.

The table below sets forth YNB’s loan portfolio composition and loan growth by type for the nine months ended September 30, 2004.

(in thousands)	09/30/04	12/31/03	Change	% Change
Commercial real estate
Owner occupied	$207,022	$204,539	$2,483	1.2%
Investor occupied	553,933	432,571	121,362	28.1
Construction and development	179,696	123,790	55,906	45.2

Residential
1-4 family	159,317	150,733	8,584	5.7
Multi-family	18,680	30,097	(11,417)	(37.9)

Commercial and industrial
Term	183,067	169,296	13,771	8.1
Lines of credit	272,383	218,097	54,286	24.9
Demand	789	1,199	(410)	(34.2)

Consumer
Home equity	86,069	78,877	7,192	9.1
Installment	29,369	24,165	5,204	21.5
Other	12,285	9,991	2,294	23.0

Total loans	$1,702,610	$1,443,355	$259,255	18.0%

At September 30, 2004, commercial real estate loans and commercial and industrial loans represented 82.0% of total loans compared to 79.6% at year-end 2003. In underwriting these loans, we first evaluate the cash flow capacity of the borrower to repay the loan as well as the borrower’s business experience. In addition, a majority of commercial loans are secured by real estate and business assets and most are supported by the personal guarantees and other assets of the principals. We also diligently monitor the composition and quality of the overall commercial portfolio including significant credit concentrations by borrower or industry.

Commercial real estate loans increased $179.8 million or 23.6% in the first nine months of 2004 to $940.7 million from $760.9 million at December 31, 2003. Commercial real estate loans consist of owner occupied, investor occupied, and construction and development loans. The nine month growth was primarily in investor occupied loans and construction and development loans which increased $121.4 million and $55.9 million, respectively. This growth resulted from an improving economy, our broader geographic footprint and the strong real estate market in New Jersey. Growth in commercial real estate loans accounted for 69.3% of the total loan growth in the period. Construction and development loans include residential and commercial projects and are typically made to experienced residential or commercial construction developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally, construction loan terms run between one and two years and are interest only, adjustable rate loans indexed to the prime rate of interest.

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

Residential loans include 1-4 family and multi-family loans. This segment of our portfolio totaled $178.0 million at September 30, 2004, decreasing $2.8 million in the first nine months of 2004 from year-end 2003. The decrease was due to a decline in multi-family loans, partially offset by growth in 1-4 family loans. Residential 1-4 family loans represented 89.5% of residential loans at September 30, 2004. Our 1-4 family loans are secured by first liens on the underlying real property. We are a participating seller/servicer with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) and we generally underwrite our single-family residential mortgage loans to conform to the standards required by these agencies. Multi-family loans, which represented $18.7 million of the total, primarily consist of loans secured by apartment complexes.

Commercial and industrial loans include term loans, lines of credit and demand loans. Commercial and industrial loans increased $67.6 million or 17.4% to $456.2 million at September 30, 2004 compared to $388.6 million at year-end 2003. The growth was primarily in lines of credit, which increased $54.3 million. The increase in commercial and industrial loans resulted primarily from an improving economy and increased business activity in our market area. We anticipate continued growth as the economy continues to strengthen. Commercial and industrial loans are typically loans made to small and mid-sized businesses and consist of loans used to finance inventory, receivables, and other working capital needs. Typically term loans are provided for equipment needs. In our commercial and industrial loan portfolio, we attempt to maintain diversification of risk within industry classifications with the goal of limiting the risk of loss from any single unexpected event or trend.

Consumer loans increased $14.7 million or 13.0% to $127.7 million at September 30, 2004 compared to $113.0 million at year-end 2003. Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Home equity loans and lines represented 67.4% of total consumer loans at September 30, 2004 compared to 69.8% at year-end 2003. The continuation of generally lower interest rates accounted for the increased activity in the home equity and installment loan portfolios. The expansion of our retail network has generated additional opportunities to increase the size of our consumer loan portfolio.

Substantially all of our business is with customers located within Mercer County and contiguous counties. While we believe we will continue to see strong loan demand for the fourth quarter of 2004 and into 2005, several factors could influence the level of loan demand. These factors include changes in the region’s economic environment, real estate market conditions, competition and future bank consolidation in our market area. Continued loan growth is an important part of our strategy to increase net interest income and the net interest margin.

Asset Quality

We place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market place could leave many of our loans undersecured. If we were required to liquidate the collateral securing a loan to satisfy the debt during periods of reduced real estate values, our earnings could be adversely affected. Adverse economic and business conditions in our market place could reduce our growth and affect our borrowers’ ability to repay their loans, and, consequently, adversely affect our financial condition and performance.

The following table sets forth nonperforming assets in our loan portfolio by type at September 30, 2004, December 31, 2003 and September 30, 2003.

(in thousands)	09/30/04	12/31/03	9/30/03
Nonaccrual loans:
Commercial real estate	$510	$1,321	$3,213
Residential	54	255	793
Commercial and industrial	7,336	8,570	5,694
Consumer	11	35	37

Total	7,911	10,181	9,737

Restructured Loans
Commercial and industrial	1,227	—	—

Total	1,227	—	—

Loans 90 days or more past due:
Residential	214	362	304
Consumer	25	97	84

Total	239	459	388

Total nonperforming loans	9,377	10,640	10,125

Other real estate	—	—	917

Total nonperforming assets	$9,377	$10,640	$11,042

Over the last several years, we have successfully grown our loan portfolio while maintaining high asset quality standards. Based upon our strict underwriting standards, collateral based approach to lending and depth of lending experience, we anticipate that our overall credit quality will remain strong. Nonperforming assets decreased $1.3 million or 11.9% to $9.4 million at September 30, 2004 compared to $10.6 million at year-end 2003. In addition, nonperforming assets declined $2.5 million from $11.8 million at June 30, 2004. The decline in nonperforming loans was primarily due to the increased level of net charge offs both for the nine months ended September 30, 2004 and the third quarter of 2004. Nonperforming assets represented 0.34% of total assets at September 30, 2004 compared to 0.44% at December 31, 2003. Nonperforming loans represented 0.55% of total loans at September 30, 2004 compared to 0.74% at year-end 2003. The improvement in this ratio is due to the strong loan growth experienced in 2004 as well as the decline in nonperforming loans. Approximately 85.6% of our total nonperforming loans are represented by three commercial lending relationships previously disclosed in our SEC filings. Two of these relationships were nonperforming prior to December 31, 2003 and one became nonperforming in the first quarter of 2004. We incurred charge offs on all three of these relationships in 2004 and expect additional charge offs in the fourth quarter. We continue to work to resolve issues related to these problem loans and believe these credits should soon be resolved either by charge off, restructure or collection.

Nonperforming assets consist of nonperforming loans and other real estate. We had no other real estate owned at September 30, 2004 or December 31, 2003. Nonperforming loans are comprised of loans on a nonaccrual basis, loans which are contractually past due 90 days or more as to interest or principal payments but have not been classified as nonaccrual, and loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Our policy regarding nonaccrual loans varies by loan type. Generally, commercial loans are placed on nonaccrual when they are 90 days past due, unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Residential mortgage loans are not generally placed on nonaccrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. If principal and interest payments are brought contractually current, and future collectibility is reasonably assured, loans are returned to accrual status.

Nonaccrual loans were $7.9 million at September 30, 2004, a decrease of $2.3 million from the December 31, 2003 level of $10.2 million. The decrease in nonaccrual loans resulted from a portion of one of the previously disclosed commercial loan relationships being restructured in the second quarter of 2004, the level of net loan charge offs and the return to performing status of several loans. Nonaccrual commercial and industrial loans accounted for 92.7% of total nonaccrual loans and 78.2% of total nonperforming loans at September 30, 2004.

Loans 90 days or more past due but still accruing interest represented $239,000 at September 30, 2004 a decrease of $220,000 compared to the $459,000 in this category at December 31, 2003. The primary reason was a decrease in both residential and consumer loans 90 days or more past due.

Our objective remains to maintain high credit quality standards that are reflected in our financial results. We believe that the relatively low level of nonperforming assets we have experienced over the past five years is indicative of our sound credit culture, which includes strict underwriting standards, active loan review, and strong credit policies. We believe the level of nonperforming assets in 2003 and into the first quarter of 2004 to be isolated events and not representative of a deteriorating asset quality trend. Supporting this belief has been the decline in nonperforming assets from their peak at March 31, 2004. Although we anticipate a return to our traditional loan quality performance in 2005, several factors beyond our control, such as a downturn in real estate values, adverse economic and business conditions and the specific financial condition of our borrowers, could cause nonperforming assets to rise from their current or historical levels which would have a negative impact on our financial condition.

Allowance for Loan Losses

We have identified the allowance for loan losses to be a critical accounting policy. Based on internal reviews and valuations performed by our lending staff, we rate substantially all of our loans based on their respective risk. These evaluations are, in turn, examined by our internal loan review staff. A formal loan review function is in place, independent of loan origination, to identify and monitor risk classifications. Our emphasis on commercial real estate and commercial and industrial loans, while providing higher earnings, entails greater risk than residential mortgage and consumer loans. Accordingly, the primary focus of our risk rating system is on commercial real estate and commercial and industrial loans.

Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. The reserve percentage assigned to each risk-rating category is determined quarterly from historical loan loss rates based on an eight quarter rolling trend using migration analysis. Risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as either minimal, modest, better than average, average and acceptable. Loans with acceptable risk were reserved at a range of 0.63% to 0.74% at September 30, 2004. Risk ratings of between 6 and 8 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard, or doubtful. Due to the higher level of risk, these loans were reserved at a range of 3.75% to 100% at September 30, 2004. Loans with a risk rating of 9 are considered to be a loss and would be reserved at 100%. At September 30, 2004, there were no 9 rated loans. Residential mortgage loans are assigned an individual risk reserve percentage of 0.04% due to the strong secured nature of these loans and the low level of losses experienced historically. Consumer loans were assigned reserve percentages of 0.01% for the lowest risk to 8.20% for the highest risk depending on the extent and type of collateral.

In addition to the methodology discussed above, we use our judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates, level of business activity and other factors. We closely monitor delinquencies and delinquency trends. All criticized assets, risk rated 6 or higher, are reviewed on a quarterly basis. Allocations of the allowance for loan losses, both specific and general, are determined after this review.

The following table provides information regarding the allowance for loan losses for the periods indicated.

	Three Months Ended		Nine Months Ended
(in thousands)	09/30/04	09/30/03	09/30/04	09/30/03
Allowance balance, beginning of period	$18,545	$17,508	$17,295	$16,821
Charge offs:
Commercial real estate	—	(425)	—	(625)
Residential	—	(128)	(254)	(142)
Commercial and industrial	(1,423)	(270)	(4,327)	(1,070)
Consumer	(80)	(49)	(181)	(270)

Total charge offs	(1,503)	(872)	(4,762)	(2,107)

Recoveries:
Commercial and industrial	101	2	153	5
Residential	30	—	30	—
Consumer	8	22	40	91

Total recoveries	139	24	223	96

Net charge offs	(1,364)	(848)	(4,539)	(2,011)

Provision charged to operations	2,400	1,375	6,825	3,225

Allowance balance, end of period	$19,581	$18,035	$19,581	$18,035

Allowance for loan losses to total loans			1.15%	1.30%
Net charge offs to average loans			0.38	0.21
Nonperforming loans to total loans			0.55	0.73
Allowance for loan losses to nonperforming loans			208.82%	178.12%

At September 30, 2004, the allowance for loan losses totaled $19.6 million, an increase of $2.3 million compared to $17.3 million at December 31, 2003. The increase in the allowance reflected the extensive analysis previously discussed. It is our assessment, based on our judgment and analysis, that the allowance for loan losses was appropriate in relation to the credit risk at September 30, 2004. The ratio of the allowance for loan losses to total loans was 1.15% at September 30, 2004 compared to 1.20% at year-end 2003. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. At September 30, 2004, this ratio was 208.82% compared to 162.55% at December 31, 2003.

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

	As of September 30, 2004			As of December 31, 2003
		Percent	Percent of		Percent	Percent of
	Reserve	of	loans to	Reserve	of	loans to
(in thousands)	Amount	Allowance	Total loans	Amount	Allowance	Total loans
Commercial real estate	$9,822	50.1%	55.2%	$7,225	41.8%	53.3%
Residential	623	3.2	10.5	719	4.2	12.5
Commercial and industrial	8,239	42.1	26.8	8,611	49.7	26.9
Consumer	897	4.6	7.5	740	4.3	7.3

Total	$19,581	100.0%	100.0%	$17,295	100.0%	100.0%

Federal funds sold and interest bearing deposits with banks

We have used a number of short-term investment vehicles to invest excess funds. Short-term investment vehicles utilized include Federal funds sold and interest bearing deposits with correspondent banks. We have maintained adequate levels of overnight liquidity to meet potential loan demand and normal deposit fluctuations. At September 30, 2004, Federal funds sold and interest bearing balances with banks totaled $57.5 million compared to $27.9 million at December 31, 2003. The increase in Federal funds sold and interest bearing deposits in the first nine months of 2004 resulted from cash flows from the securities portfolio and the growth in deposits. Overnight fund levels have fluctuated as we have strategically moved funds out of these lower yielding earning assets into higher yielding earning assets. With short-term interest rates at historically low levels, we expect to continue to seek opportunities to invest excess funds at yields higher than the yield on overnight Federal funds or other short-term investment alternatives while maintaining adequate liquidity.

Securities

Our securities totaled $905.1 million or 32.8% of assets at September 30, 2004 compared to $866.7 million or 35.6% of assets at December 31, 2003. During 2004, cash flows from the securities portfolio were used to fund the strong commercial loan growth experienced and to enhance our liquidity position resulting in the limited growth in the securities portfolio. Securities provide a reliable source of interest income and a stable liquidity source. There is limited credit risk in our securities portfolios. All of our mortgage-backed securities are agency named and obligations of state and political subdivisions are primarily general obligation issues, which typically have additional credit enhancement. Corporate obligations represented less than five percent of all securities outstanding.

Due to our interest rate risk position during 2003 and into 2004, we extended the duration of the securities portfolio, which had the effect of increasing the yield on these assets. This strategy increases market risk but conversely provides stability to interest income were interest rates to decline. Strategies in the securities portfolios are executed within the overall interest rate risk management guidelines of the Bank.

The following tables present the amortized cost and market value of YNB’s securities portfolios as of September 30, 2004 and December 31, 2003.

Securities Available For Sale

	September 30, 2004		December 31, 2003
	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value
U.S. Treasury securities and obligations of other U.S. government agencies	$213,576	$212,434	$143,013	$141,898
Mortgage-backed securities	540,262	539,570	581,531	580,493
Corporate obligations	37,676	38,575	35,071	35,765
All other securities	39,851	39,851	39,851	39,851

Total	$831,365	$830,430	$799,466	$798,007

Investment Securities

	September 30, 2004		December 31, 2003
	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value
Obligations of state and political subdivisions	$72,446	$74,007	$65,747	$67,468
Mortgage-backed securities	2,238	2,295	2,939	3,008

Total	$74,684	$76,302	$68,686	$70,476

The securities available for sale (AFS) portfolio increased $32.4 million to $830.4 million from $798.0 million at December 31, 2003. The AFS portfolio is principally comprised of mortgage-backed securities (MBS) and agency-callable bonds. AFS securities represented 91.7% and 92.1% of total securities at September 30, 2004 and December 31, 2003, respectively. Activity in this portfolio may be undertaken to take advantage of market conditions that create more attractive returns or manage liquidity and interest rate risk. MBS securities made up 65.0% of the AFS portfolio at September 30, 2004 compared to 72.7% at December 31, 2003. MBS, which include CMOs, represent securities guaranteed by FHLMC, GNMA or FNMA. Principal cash flows from our MBS portfolio provide a secondary source of liquidity. However, these cash flows would likely decrease as interest rates rise and increase should interest rates decline. The decline in MBS as a percentage of the total portfolio resulted from increased purchases of US Agency callable and noncallable bonds and a decline in our holdings of MBS due to cash flows.

AFS securities are reported at market value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity. Volatility in the treasury yield curve and changes in longer-term treasury rates during 2004 has resulted in the fluctuating level of market value depreciation of the AFS portfolio. At September 30, 2004, the AFS portfolio had a net unrealized loss, net of tax, of $608,000 compared to a net unrealized loss of $964,000 at December 31, 2003, which is reported in “Accumulated Other Comprehensive Loss” in stockholders’ equity.

Securities available for sale included in the Investment Growth Strategy totaled $19.5 million at September 30, 2004 compared to $56.6 million at December 31, 2003. This strategy reflected only 0.7% of total assets at September 30, 2004 compared to 2.3% of total assets at year-end 2003. Starting in 2003 and continuing in 2004, the cash flows from this strategy have been reinvested into higher yielding loans or reinvested in securities to achieve asset and liability objectives or to reduce our overall effective tax rate in order to improve our net income.

Investment securities classified as held to maturity increased $6.0 million to $74.7 million at September 30, 2004 from $68.7 million at December 31, 2003. The increase was due to a $6.7 million increase in obligations of state and political subdivisions or municipal bonds, partially offset by a $701,000 decrease in mortgage-backed securities. The municipal bond portfolio reduces our effective tax rate and enhances the tax equivalent yield of our investment securities. We expect to continue to increase our holdings of municipal bonds as part of our strategy to reduce our effective tax rate and increase net income.

Deposits

Deposits represent our primary funding source supporting earning asset growth. The continued strengthening of our brand image and targeted marketing of lower cost core deposits to a geographically larger market has contributed to a lower cost deposit base in 2004. The successful bidding and retention of surrogates’ deposits in several New Jersey counties and the use of money market balances acquired through an independent third party intermediary (Reserve Funds), that places deposits from brokerage clients with banks, has allowed us to fund our loan growth without having to dramatically increase our reliance on higher cost time deposits. Total deposits at September 30, 2004 were $1.78 billion an increase of $292.7 million or 19.7% compared to total deposits of $1.48 billion at December 31, 2003.

During the first nine months of 2004, we marketed several deposit initiatives, which have increased core deposits. Lower cost “Simply Better Checking” and our Chairman’s Choice interest bearing demand deposit products have been marketed in our geographic footprint. In addition, we have conducted CD promotions in the new Somerset County market area and in our core markets to provide additional deposit funding for our loan growth.

The following table provides information concerning YNB’s deposit base at September 30, 2004 and December 31, 2003.

(in thousands)	9/30/04	12/31/03	Change	% Change
Non-interest bearing demand deposits	$202,975	$163,812	$39,163	23.9%
Interest bearing demand deposits	488,794	279,569	209,225	74.8
Money market deposits	343,343	352,760	(9,417)	(2.7)
Savings deposits	95,740	96,802	(1,062)	(1.1)
Certificates of deposit of $100,000 or more	158,120	133,947	24,173	18.1
Other time deposits	487,491	456,919	30,572	6.7

Total	$1,776,463	$1,483,809	$292,654	19.7%

Interest bearing demand deposits increased $209.2 million or 74.8% to $488.8 million at September 30, 2004 from $279.6 million at year-end 2003. Growth in interest bearing demand deposits accounted for 71.5% of the total growth in deposits in the first nine months of 2004. The strong growth in interest bearing demand deposits resulted primarily from the successful retention and growth of surrogates’ deposits (i.e., Intermingled Minors Trust Funds) from six counties in New Jersey and the introduction of “Simply Better Checking” in our core Mercer County market. Surrogates’ deposits totaled approximately $82.5 million at September 30, 2004. Our Simply Better Checking balances increased $156.2 million to $218.2 million at September 30, 2004 from $61.9 million at year-end 2003 with the majority of the growth taking place in our core Mercer County market. In the second quarter of 2004, we modified our Simply Better Checking product to guarantee the introductory rate for one year instead of six months. We believe this modification has been a key factor in the continuing success of the product. While Simply Better Checking has attracted many new customers to YNB, a portion of the growth has come from funds shifting out of other comparatively lower cost accounts as described below.

We have experienced a runoff in money market balances of $9.4 million or 2.7% to $343.3 million at September 30, 2004 from $352.8 million at December 31, 2003. The decrease in money market balances resulted primarily from declines in personal money market balances of $71.3 million and business money market balances of $29.9 million. The decline in personal money market balances resulted from the shift of balances to higher yielding Simply Better Checking accounts and, to a lesser extent, certificates of deposit. Offsetting the decline in personal and business money market balances was an increase in deposits acquired from Reserve Funds. At September 30, 2004, funds obtained from Reserve Funds totaled $60.4 million. The rate on these funds is tied to the overnight Federal funds rate and these funds were a key factor in our ability to meet the strong loan demand experienced in the first nine months of 2004 and improve our liquidity. We expect to continue to use this source to support our loan growth and improve our liquidity. We believe these deposits to be stable and less expensive then raising deposits through CDs. Savings deposits, another source of low cost or core deposits, have decreased $1.1 million to $95.7 million at September 30, 2004 compared to $96.8 million at December 31, 2003. A portion of this decline represented customers shifting their deposits from savings into our higher yielding Simply Better Checking product.

We market our CDs through our branch network and through a computer-based service provided by an independent third party, which enables us to place CDs nationally. Total CDs, which include CDs of $100,000 or more and other time deposits, increased $54.7 million or 9.3% to $645.6 million at September 30, 2004 from $590.9 million at December 31, 2003. The increase resulted from a $46.2 million increase in CDs obtained through the nationwide computer-based service and an $8.5 million increase in CDs obtained through our retail network. At September 30, 2004, we had approximately $111.6 million in CDs obtained through this nationwide computer-based service, compared to approximately $65.4 million at December 31, 2003. At September 30, 2004, total CDs represented 36.3% of our total deposits compared to 39.8% at year-end 2003. While CDs are expected to continue to represent an important funding source, we are continuing our efforts through our retail strategy to further increase lower cost core deposits and reduce the need for higher cost funding sources. To help fund our loan growth and maintain retail CD relationships with our customers, we have introduced a competitively priced two-year CD. We have used interest rate swaps to lower our cost of these funds and better match the repricing of the CDs with our loans. We believe that this strategy may continue to be an important funding source for loan growth in the future.

Non-interest bearing demand deposits increased $39.2 million or 23.9% to $203.0 million at September 30, 2004 compared to $163.8 million at December 31, 2003. During 2004, we have redesigned our business checking products to provide accounts to meet the needs of small, mid and large size businesses. These new products have helped account for the growth in non-interest bearing demand deposits. We have seen significant growth in our “Business DDA Plus,” a checking account designed for our small business customers. We believe our enhanced product line of business checking products represents an opportunity to increase our non-interest bearing demand balances as our commercial relationships continue to expand.

It is our strategy to fund earning asset growth with the lowest cost deposits possible. To that end, we continue to promote our Simply Better Checking product throughout our markets and we have continued a targeted marketing campaign to promote our core free checking account products. Both of these campaigns should continue to attract core deposit relationships and contribute to improving our net interest margin. Excluding certificates of deposit, core deposits have historically not been adequate to meet loan demand and are not expected to do so in the future. If interest rates continue to rise, we believe money market balances and “Simply Better Checking” interest bearing demand deposit accounts could shift to higher cost CDs. While such a shift would potentially have a negative impact on our net interest margin, attracting lower cost core deposits through our retail strategy will remain an ongoing strategic objective.

A key part of our strategy to manage our cost of funds involves the opening of additional branches in our targeted markets. We are planning to open one branch in late December 2004 located in Ewing Township, Mercer County, New Jersey and we have several branch locations currently under development for 2005. We have received regulatory approval for a second branch in Pennington, Mercer County, that should open in the first quarter of 2005. We also have plans to open one additional branch in West Windsor in Mercer County and a branch in Morrisville, Bucks County, Pennsylvania, our second branch in Pennsylvania. These two branches are scheduled to open in the second quarter of 2005. The last branch scheduled to open as part of our plans for 2005 is located in Readington, Hunterdon County, New Jersey in the fourth quarter of 2005. Our planned Washington Township, Mercer County branch is now expected to open in early 2006. There are several factors that could result in our not opening all these branches. These include our inability to obtain regulatory approval for the new branches, not being able to obtain leases for the sites we have identified, or our inability to attract qualified staff for these new locations.

Borrowed Funds

Our primary funding strategy is to rely on attracting deposits to fund new asset growth. We may utilize borrowed funds as a secondary funding source for earning asset growth as well as for asset and liability management purposes. Borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances. Borrowed funds totaled $737.5 million at September 30, 2004, a decrease of $630,000 from the $738.1 million outstanding at December 31, 2003. The decrease was due to declines in other borrowed funds and to a lesser extent a decline in the Obligation for Employee Stock Ownership Plan (ESOP). With our focus on increasing lower cost core deposits to fund our asset growth, we anticipate that borrowed funds will be a less important source of funding for YNB in the future. At September 30, 2004, borrowed funds represented 26.8% of total assets compared to 30.4% at December 31, 2003. Within approved policy guidelines, we expect to continue to use borrowed funds as an alternative funding source or to meet desired business, or asset and liability objectives. As a result of the decreasing emphasis on our Investment Growth Strategy, we do not expect new FHLB advances to be used for that purpose in the future.

We had FHLB advances outstanding of $726.0 million at September 30, 2004, unchanged from the year-end 2003 total. Callable borrowings, primarily FHLB advances, totaled $609.0 million or 83.9% of total borrowed funds at September 30, 2004. Callable borrowings have original terms of seven to ten years and are callable after periods ranging from three months to five years. As of September 30, 2004, YNB had $496.0 million in callable borrowings with call dates of one year or less. We anticipate that, at September 30, 2004 interest rate levels, there will be no borrowings called in the next twelve months. In fact, rates would have to increase at least 300 basis points before we would have significant call activity in the next twelve months. At September 30, 2004, there were $113.0 million in floating rate FHLB advances maturing in one year or less. We believe, based on our liquidity position and loan demand, that we will roll the majority of these advances over at maturity. The structure of these advances will be determined based on asset and liability objectives.

Subordinated Debentures (Trust Preferred Securities)

At September 30, 2004 there were $62.9 million in subordinated debentures outstanding, an increase of $15.5 million from the $47.4 million outstanding on December 31, 2003. In June 2004, we completed the private sale of $15.0 million of floating rate trust preferred securities by Yardville Capital Trust VI, a wholly owned subsidiary of Yardville National Bancorp. This floating rate security provides for quarterly distributions at a variable annual coupon rate, which resets quarterly, based on three month LIBOR plus 270 basis points. The net proceeds from this offering were used for general corporate purposes including contributions to the Bank to fund its operations and expansion. A portion of the $15.0 million issued in June 2004 will count as tier 1 capital immediately with the rest qualifying as tier 2 capital. Of the $61.0 million in outstanding trust preferred securities issued to third parties at September 30, 2004, approximately $52.0 million qualifies as tier 1 capital with the remaining $9.0 million qualifying as tier 2 capital. The amount of trust preferred securities qualifying as tier 1 capital is limited to 25% of all tier 1 capital. As tier 1 capital increases through the retention of earnings the amount of trust-preferred securities qualifying as tier 1 capital should also increase.

At December 31, 2003, we adopted FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”) which addresses how a business should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 which was issued in January 2003. The adoption of FIN 46 required us to deconsolidate our investment in mandatorily redeemable trust preferred securities of subsidiary trusts in our financial statements.

On May 6, 2004, the Federal Reserve Board requested public comment on a proposed rule that would retain trust preferred securities in tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer qualitative standards. Under the proposal, after a three-year transition period, the aggregate amount of trust preferred securities and certain other capital elements would be limited to 25% of tier 1 capital elements, net of goodwill. The amount of trust preferred securities and certain other elements in excess of the limit could be included in tier 2 capital subject to restrictions. Based on an analysis of this proposed rule, we believe that our trust preferred securities should continue to qualify as tier 1 capital or tier 2 capital. If YNB was not allowed to include trust preferred securities in tier 1 capital at September 30, 2004, YNB would no longer be considered “well capitalized” but would be considered “adequately capitalized.”

Equity Capital

Stockholders’ equity at September 30, 2004 totaled $155.4 million an increase of $11.9 million from the $143.6 million at December 31, 2003. The increase in stockholders’ equity for the first nine months of 2004 was primarily due to the increase in undivided profits. A more detailed breakdown of the change in stockholders’ equity is listed below:

(i)	YNB earned net income of $13.8 million less cash dividends paid of $3.6 million for the nine months ended September 30, 2004.

(ii)	The net unrealized loss on securities available for sale was $608,000 at September 30, 2004 compared to a net unrealized loss of $964,000 at December 31, 2003. The decrease in the net unrealized loss resulted in a $356,000 increase in stockholders’ equity.

(iii)	Proceeds of $595,000 were received from the exercise of stock options and $336,000 was received in reinvested dividends and optional purchases associated with our Dividend Reinvestment and Stock Purchase Plan. We also recorded a $95,000 increase in stockholders’ equity associated with the fair market value adjustment related to the allocation of shares to employee accounts in our ESOP.

(iv)	Unallocated ESOP shares decreased by $283,000 to $472,000 at September 30, 2004 from $755,000 at December 31, 2003.

The table below presents the actual capital amounts and ratios of the Holding Company and the Bank at September 30, 2004 and December 31, 2003.

	Amount		Ratios
(amounts in thousands)	9/30/04	12/31/03	9/30/04	12/31/03
Risk-based capital:
Tier 1:
Holding Company	$206,138	$188,493	10.2%	11.1%
Bank	184,900	172,795	9.2	10.1

Total:
Holding Company	234,716	205,788	11.7	12.1
Bank	204,481	190,090	10.2	11.1

Tier 1 leverage:
Holding Company	206,138	188,493	7.9	8.0
Bank	$184,900	$172,795	7.1%	7.4%

The minimum regulatory capital requirements for financial institutions require institutions to have a tier 1 leverage ratio of at least 4.0%, a tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. To be considered “well capitalized,” an institution must have a minimum tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum tier 1 leverage ratio of 5.0%. At September 30, 2004, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is our goal to maintain adequate capital to continue to support YNB’s asset growth and maintain its status as a well capitalized institution.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risk from December 31, 2003, except as discussed below. For information regarding our market risk, please refer to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2003.

The balance sheet has been positioned to perform better in a gradually increasing interest rate environment. In the first nine months of 2004, the majority of our commercial loan growth was floating rate and tied to the prime rate of interest. Many of our floating rate commercial loans have interest rate floors. If rates were to decline further, in-the-money floors would protect interest income streams from decreasing. In the event rates were to rise we would benefit from floating rate loans repricing higher. Further, through our retail strategy we continued to attract lower cost core deposits that are less sensitive to changes in interest rates than certificates of deposit. During the first nine months of 2004, based on our overall interest rate risk position, we lengthened the duration of our investment portfolio and increased current earnings with only a modest impact to our overall interest rate risk profile.

We manage interest rate risk by identifying and quantifying interest rate risk exposures using simulation analysis, economic value at risk models, and gap analysis. At September 30, 2004, the cumulative one-year gap was a positive $31.6 million or 1.1% of total assets compared to a negative $193.5 million or 8.0% of total assets at December 31, 2003. At December 31, 2003 our gap position included approximately $500.0 million of at-the-money or in-the-money floors on prime related loans. These floors, for gap purposes, effectively converted these floating rate loans to fixed rate loans and resulted in the negative gap position at year-end 2003. The amount of at-the-money or in-the-money floors has decreased to approximately $151.0 at September 30, 2004. The decline in at-the-money or in-the-money floors resulted primarily from the increase in the prime rate of interest. The higher prime rate resulted in loans that were treated as fixed rate loans, for gap purposes, at December 31, 2003, being treated as floating rate loans, for gap purposes, at September 30, 2004. This increase in loans treated as floating rate at September 30, 2004 is the primary cause for the shift in our gap position. In fact, if the prime rate of interest continues to increase, additional loans with floors will be treated as floating rate and not fixed rate for gap purposes resulting in an increasing positive gap position. However, $366.0 million of our floating rate loans have caps and should the prime rate of interest increase beyond 200 basis points, these floating rate loans will be treated as fixed rate loans for gap purposes.

Simulation analysis involves dynamically modeling our interest income and interest expense over a specified time period under various interest rate scenarios and balance sheet structures. We use simulation analysis primarily to measure the sensitivity of net interest income over 12 and 24-month time horizons. In our base case or static balance sheet sensitivity scenario, the model estimates the variance in net interest income with a change in interest rates of plus and minus 200 basis points over a 12-month period. Management utilized a minus 150 basis points scenario due to the interest rate environment that existed at September 30, 2004. The plus and minus base case scenario is measured within a policy guideline of -7% change in net interest income in the first year and -14% change in year two. The following table sets forth the expected change in net interest income from the base case given the below listed change in interest rates.

Changes in market interest	Percentage Change in Net Interest Income
rates (in basis points)	Next 12 months	Next 24 months
+200	2.6%	0.8%
Flat	—	—
-150	-0.8%	1.3%

These results reflect a lower benefit to net interest income with gradually rising interest rates at September 30, 2004 compared to December 31, 2003. The decline in the benefit to gradually rising rates resulted from the extension of the investment portfolio and the shortening of our funding mix. The benefit of these actions has been higher current period net interest income. Results of our simulation analysis suggest that the minus 150 basis point risk to net interest income over a 12 and 24-month period is limited. When factoring our financial projections (Growth Scenario) into our simulation model we see similar results.

We measure longer-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting future cash flows from our current assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists our percentage change in EVE in a plus or minus 200 basis point rate shock at September 30, 2004 and December 31, 2003. Due to the low level of interest rates at both dates, not all interest rates could be shocked down 200 basis points.

Changes in interest rate in	Percentage Change in EVE
basis points (Rate Shock)	9/30/04	12/31/03
+200	-18.8%	-22.1%
-200	-14.4%	-7.8%

At September 30, 2004, our longer-term exposure to rising rates, as measured by the percentage change in EVE, has modestly decreased from the exposure at December 31, 2003 and remained within policy guidelines. The policy guideline is -25%. At the same time, the risk to lower rates as a percentage of EVE has increased, but remains within policy guidelines, due to the actions described previously as well as the fact that the increase in interest rates since year end 2003 now allows for an increased downward rate shock. We will continue to monitor and take actions to mitigate longer-term interest rate risk as we execute balance sheet strategies designed to increase net interest income.

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

We believe, based on our simulation results, that as of September 30, 2004, YNB is positioned to increase net interest income during a 12 to 24-month period of gradually increasing interest rates while mitigating a decline in net interest income should rates decline. We continue to monitor our gap position and rate shock analyses to detect changes to our exposure to fluctuating interest rates. We have the ability, to a certain extent, to shorten or lengthen maturities on assets, sell securities, enter into derivative financial instruments, or seek funding sources with different repricing characteristics in order to change our asset and liability structure for the purpose of mitigating the effect of short term and longer term interest rate risk.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints and the benefits of controls must be considered relative to their costs. Because there are inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

Not Applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5: Other Information

Not Applicable.

Item 6: Exhibits

10.1	Employment Agreement between the Registrant and F. Kevin Tylus

10.2	2003 Stock Option Plan for Non-Employee Directors — Form of Stock Option Agreement

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President and Treasurer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YARDVILLE NATIONAL BANCORP

(Registrant)

Date: November 9, 2004	By: Stephen F. Carman

Stephen F. Carman
Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Employment agreement between the Registrant and F. Kevin Tylus

10.2	2003 Stock Option for Non-employee Directors — Form of Stock Option Agreement

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Vice President and Treasurer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.