Form 10-Q/A
period 2004-09-30
YARDVILLE NATIONAL BANCORP
filed 2004-12-13
CIK 787849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from

Commission File Number: 000-26086

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

INDEX

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PAGE NO.
PART II. OTHER INFORMATION
Item 5. Other Information	1
Item 6. Exhibits	1
SIGNATURES	2
INDEX TO EXHIBITS	3
EMPLOYMENT AGREEMENT (AMENDED) BETWEEN REGISTRANT AND STEPHEN F. CARMAN
EMPLOYMENT AGREEMENT (AMENDED) BETWEEN REGISTRANT AND JAY G. DESTRIBATS
EMPLOYMENT AGREEMENT (AMENDED) BETWEEN REGISTRANT AND TIMOTHY J. LOSCH
EMPLOYMENT AGREEMENT (AMENDED) BETWEEN REGISTRANT AND PATRICK M. RYAN
EMPLOYMENT AGREEMENT (AMENDED) BETWEEN REGISTRANT AND STEPHEN R. WALKER
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF VICE PRESIDENT AND TREASURER

PART II – OTHER INFORMATION

Item 5. Other Information.

On August 18, 2004, the Registrant’s Organization and Compensation Committee approved the amendment and restatement of each of the employment agreements between the Registrant, Yardville National Bank, a wholly owned subsidiary of the Registrant (the “Bank”), and certain of its officers, namely, Patrick M. Ryan, President and Chief Executive Officer of the Bank and the Registrant, Jay G. Destribats, Chairman of the Bank and the Registrant, Timothy J. Losch, Executive Vice President and Chief Operating Officer of the Bank, Stephen F. Carman, Vice President and Treasurer of the Registrant, and Executive Vice President and Chief Financial Officer of the Bank, and Stephen R. Walker, Executive Vice President and Chief Information Officer of the Bank (each, an “Executive”). The employment agreements are summarized below.

Each employment agreement between the Registrant, the Bank and the respective Executive was entered into on August 20, 2004, with an initial three year term and automatic renewals for successive 12-month periods thereafter unless any of the parties gives notice to the contrary. The base salary for each Executive is as follows: Patrick M. Ryan — $414,000, Jay G. Destribats — $270,000, Timothy J. Losch — $174,250, Stephen F. Carman — $179,375 and Stephen R. Walker - $169,125. Each employment agreement may be terminated with or without cause (as defined). In the event the employment agreement of an Executive is terminated by the Registrant, or in the cases of Messrs. Ryan and Destribats, by the Registrant or the Bank, six months prior to and within three years after a change in control (as defined), other than for death, disability or cause, or by an Executive during the same time period, other than for death or disability, such Executive will be entitled to receive a lump sum payment within 30 days in an amount equal to three times the sum of such Executive’s highest annual base salary during the 36-month period preceding the change in control and the highest annual bonus paid or accrued during the three most recently completed calendar years preceding the change in control. If the Registrant, or in the cases of Messrs. Ryan and Destribats, the Registrant or the Bank, terminates an Executive’s employment agreement in the absence of a change in control, other than for disability, death or cause, such Executive will be entitled to receive a lump sum payment equal to the amount that would have been payable to him at his then current annual salary for the remainder of the term of the employment agreement and the highest annual cash bonus paid or accrued during the three most recently completed calendar years preceding the date of termination.

Item 6. Exhibits.

10.1	Employment Agreement (amended) between Registrant and Stephen F. Carman.

10.2	Employment Agreement (amended) between Registrant and Jay G. Destribats.

10.3	Employment Agreement (amended) between Registrant and Timothy J. Losch.

10.4	Employment Agreement (amended) between Registrant and Patrick M. Ryan.

10.5	Employment Agreement (amended) between Registrant and Stephen R. Walker.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a–14(a) or 15d–14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer Pursuant to Exchange Act Rule 13a–14(a) or 15d–14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YARDVILLE NATIONAL BANCORP (Registrant)

Date: December 13, 2004	By: Stephen F. Carman
Stephen F. Carman Vice President and Treasurer

2

INDEX TO EXHIBITS

Exhibit
Number	Description
10.1	Employment Agreement (amended) between Registrant and Stephen F. Carman.

10.2	Employment Agreement (amended) between Registrant and Jay G. Destribats.

10.3	Employment Agreement (amended) between Registrant and Timothy J. Losch.

10.4	Employment Agreement (amended) between Registrant and Patrick M. Ryan.

10.5	Employment Agreement (amended) between Registrant and Stephen R. Walker.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a–14(a) or 15d–14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Vice President and Treasurer Pursuant to Exchange Act Rule 13a–14(a) or 15d–14(a), as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

3