Form 10-K
period 2004-12-31
YARDVILLE NATIONAL BANCORP
filed 2005-03-31
CIK 787849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑            Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2004.

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

Common Stock, no par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of voting Common Stock held by non-affiliates (computed by using the closing sales price on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004)) was $175,334,403. An aggregate of 10,528,544 shares of Common Shares were outstanding as of March 29, 2005.

Documents Incorporated By Reference

Portions of the definitive proxy statement for the Annual Meeting of Stockholders of Yardville National Bancorp to be held June 3, 2005 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K

INDEX

		PAGE
PART I

Item 1.	Business	1
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	55
Item 9A.	Controls and Procedures	55
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant	55
Item 11.	Executive Compensation	55
Item 12.	Security Ownership of Certain Beneficial Owners and Management	55
Item 13.	Certain Relationships and Related Transactions	55
Item 14.	Principal Accountant Fees and Services	55

PART IV

Item 15.	Exhibits and Financial Statement Schedules	56
	Signatures	57
	Index to Financial Statements	F-1
	Index to Exhibits	E-1
EMPLOYMENT CONTRACT BETWEEN THE BANK AND KATHLEEN O. BLANCHARD
EMPLOYMENT CONTRACT BETWEEN THE BANK AND BRIAN K. GRAY
EMPLOYMENT CONTRACT BETWEEN THE BANK AND HOWARD N. HALL
EMPLOYMENT CONTRACT BETWEEN THE BANK AND DANIEL J. O'DONNELL
EMPLOYMENT CONTRACT BETWEEN THE BANK AND JOANNE C. O'DONNELL
EMPLOYMENT CONTRACT BETWEEN THE BANK AND PATRICK L. RYAN
EMPLOYMENT CONTRACT BETWEEN THE BANK AND JOHN P. SAMBORSKI
SECOND, AMENDED AND RESTATED SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
LEASE AGREEMENT
YARDVILLE NATIONAL BANK'S CHANGE IN CONTROL SEVERENCE COMPENSATION PLAN
CONSULTING AGREEMENT BETWEEN REGISTRANT AND LAWRENCE SEIDMAN
REAL PROPERTY LEASE BETWEEN THE BANK AND LALOR STORAGE LLC
LIST OF SUBSIDIARIES OF THE REGISTRANT
CONSENT OF KPMG, LLP
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302
CERTIFICATION OF VICE PRESIDENT AND TREASURER PURSUANT TO SECTION 302
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 908
CERTIFICATION OF VICE PRESIDENT AND TREASURER PURSUANT TO SECTION 908

ii

PART I

Item 1. Business

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking. These may include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. As forward-looking statements, these statements involve risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by, or on behalf of, the Company. Factors that could cause actual results to differ materially from management’s current expectations include, among other things:

•	the results of our ongoing efforts to execute our retail strategy;

•	adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses;

•	interest rate fluctuations and other economic conditions;

•	continued levels of our loan quality and origination volume;

•	our ability to attract core deposits;

•	continued relationships with major customers;

•	competition in product offerings and product pricing;

•	adverse changes in the economy that could increase credit-related losses and expenses;

•	adverse changes in the market price of our common stock;

•	compliance with laws, regulatory requirements and Nasdaq standards;

•	other factors, including those matters discussed in additional detail under the heading “Risk Factors;” and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.

Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

General

Yardville National Bancorp, referred to as “we” or the “Company,” is a registered financial holding company headquartered in Mercer County, New Jersey with total assets of $2.81 billion, total deposits of $1.81 billion and total stockholders’ equity of $160.2 million at December 31, 2004. We conduct a general commercial and retail banking business through our principal operating subsidiary, The Yardville National Bank, referred to as the “Bank,” which commenced operations as a commercial bank in 1925. We provide a broad range of lending, deposit and other financial products and services with an emphasis on commercial real estate and commercial and industrial lending to small- to mid-sized businesses and individuals. Our existing and target markets are located in the corridor between New York City and Philadelphia. We currently operate 23 full-service branches, including 15 branches in our primary market of Mercer County. Over the past several years, as part of our retail strategy, we have expanded into the demographically attractive markets of Hunterdon, Somerset and Middlesex Counties in New Jersey and completed the first branch acquisition in our history, in Mercer County in 2003.

Due to continued consolidation among financial institutions, we have grown our asset base both in our existing markets and by expanding into contiguous markets, and we see opportunities for continued growth. We believe these markets have customers with banking needs that are not adequately served by smaller local institutions but who still desire the personalized service that larger institutions typically do not offer. We believe that the key differentiating factors between us and our larger competitors are our philosophy of relationship banking and our in-market expertise. Our ability to enter into larger loan relationships enables us to effectively compete against smaller institutions.

Our goals are to further develop the earnings power and increase the value of our franchise. In order to achieve these goals, we need to continue to generate commercial loans, reduce our cost of funds and increase our net interest income. Specifically in 2005, we plan to continue to execute our retail strategy by further expanding our branch network, strengthening our brand image and upgrading our technology infrastructure.

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

Our principal and executive offices are located at 2465 Kuser Road, Hamilton, New Jersey 08690. Our telephone number is (609) 585-5100.

Subsidiaries

The Company directly owns the Bank and six additional subsidiaries, Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, Yardville Capital Trust IV, Yardville Capital Trust V and Yardville Capital Trust VI. The Company is also the indirect owner, through the Bank, of eight subsidiaries, which provide insurance and financial services and own a portion of the real estate and securities utilized by the Bank. The assets, liabilities and results of operations of the Bank and its subsidiaries are consolidated with the Company for financial reporting purposes. The trusts are not consolidated subsidiaries. See Note 8 of the Notes to Consolidated Financial Statements.

Competition

The Bank’s primary market area in Central New Jersey is highly competitive for financial services and the Bank faces significant competition both in making loans and in attracting deposits. The Bank is subject to competition in all aspects of its business from other financial institutions such as commercial banks, savings banks, savings and loan associations, credit unions, insurance companies and finance and mortgage companies. Within the direct market area of the Bank, there are a significant number of competing financial institutions. The Bank competes in its market area with a number of larger commercial banks which have substantially greater resources, higher lending limits and larger branch systems, and which provide a broader array of banking products and services. Liberalized branching and acquisition laws have lowered barriers to entry into the banking business, and increased both competition for and opportunities to acquire other financial institutions. Savings banks, savings and loan associations and credit unions also actively compete for deposits and for various types of loans. In its lending business, the Bank is subject to competition from consumer finance companies and mortgage companies, which are subject to fewer regulatory restrictions than banks, and can often offer lower loan rates than banks. Financial institutions are intensely competitive in the interest rates they offer on deposits. In addition, the Bank faces competition for deposits from non-bank institutions such as brokerage firms, insurance companies and investment companies who offer the opportunity to invest in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities.

Supervision and Regulation

General

The Company and its subsidiaries are subject to extensive supervision and regulation under both Federal and state laws. The regulation and supervision of the Company and the Bank are designed primarily for the protection of the depositors of the Bank and the Federal Deposit Insurance Corporation (FDIC) deposit insurance fund and not the Company or its stockholders. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and restrict the Company’s ability to repurchase stock or to receive dividends from the Bank. The Company and its subsidiaries are also subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (“FRB”) and the Office of the Comptroller of the Currency (“OCC”). The Company and its subsidiaries are also functionally regulated by the Securities and Exchange Commission (“SEC”) and state insurance regulators. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of the Company and the Bank. The consequences of noncompliance with these laws and regulations can include substantial monetary and nonmonetary penalties and sanctions. This supervisory framework could materially impact the conduct and profitability of the Company’s activities.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company and the Bank.

Bank Holding Company Act

The Company is registered as a financial holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to regulation and supervision by the FRB. The BHC Act requires the Company to secure the prior approval of the FRB before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of, any bank or thrift, or merges or consolidates with another bank or thrift holding company.

In addition, bank holding companies are restricted in the types of activities in which they may engage, directly or indirectly through subsidiaries, and prior approval of the FRB may be required before engaging in certain activities. The Company has elected to be a “financial holding company” under the Gramm-Leach-Bliley Act of 1999 (“GLB Act”). The GLB Act amended the BHC Act to allow a “financial holding company” to engage in certain activities that were not previously permitted for a bank holding company, and to engage on less restrictive terms in certain activities that were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. In order to maintain its status as a financial holding company, the Company and the Bank must be “well capitalized” and “well managed”, and have a “satisfactory” rating under the Community Reinvestment Act (“CRA”). For bank holding companies that are not financial holding companies, the permissible activities are limited to those previously determined by the FRB to be so “closely related to banking” as to be a “proper incident thereto.” The Company became a financial holding company in March 2000. The Company is not currently engaged in any activity that would not be permissible if it ceased to be a financial holding company.

There are a number of restrictions imposed on the Company and the Bank by Federal law that are designed to reduce potential loss exposure to the depositors of the Bank and the FDIC insurance funds in the event the Bank should become insolvent. For example, FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and to commit resources to support such institutions in circumstances where it might not do so otherwise. The FRB has, in some cases, entered orders for bank holding companies to take affirmative action to strengthen the finances or management of subsidiary banks.

Supervision and Regulation of the Bank

The operations and investments of the Bank are also limited by Federal and state statutes and regulations. The primary Federal regulator of the Bank is the OCC. The Bank and its operating subsidiaries may engage in any activities that are determined by the OCC to be part of or incidental to the business of banking. Under the GLB Act, the Bank may engage in expanded activities through the formation of a “financial subsidiary.” The Bank has filed a financial subsidiary certification with OCC and thus may engage through a financial subsidiary in such expanded activities as insurance sales and securities underwriting.

In order to be eligible to establish or acquire a financial subsidiary, the Bank must be “well capitalized” and “well managed” and may not have less than a “satisfactory” CRA rating. In calculating its risk-based capital, the Bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary, and the assets of the financial subsidiary from the Bank’s consolidated assets. If the Bank were to fail to meet the “well capitalized” or “well managed” criteria, it would not be permitted to continue these expanded activities. In addition, if the Bank receives less than a “satisfactory” CRA rating, it would not be permitted to engage in any new activities or to make new investments in reliance on the financial subsidiary authority.

OCC banking laws and regulations generally govern, among other things, the scope of a bank’s business, the investments a bank may make, the reserves against deposits a bank must maintain, loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. In addition, the OCC possesses broad powers to prohibit the Bank from engaging in any activity that it determines would be an unsafe and unsound banking practice.

The Bank is also subject to Federal laws that limit the amount of transactions between the Bank and its nonbank affiliates, including the Company. Under these provisions, transactions (such as a loan or investment) by the Bank with any nonbank affiliate are generally limited to 10% of the Bank’s capital and surplus for all covered transactions with such affiliate or 20% of capital and surplus for all covered transactions. Any extensions of credit, with limited exceptions, must be secured by eligible collateral in specified amounts. The Bank is also prohibited from purchasing any “low quality” asset from an affiliate. The GLB Act imposes similar restrictions on transactions between the Bank and its financial subsidiaries.

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

Deposit Insurance

The deposits of the Bank are insured up to $100,000 per insured depositor by the FDIC. The premiums paid by insured depository institutions range from $0.00 to $0.27 per $100 of insured deposits, and are based on an institution’s relative risk to the deposit insurance funds, as measured by the institution’s regulatory capital position and other supervisory factors. The Bank currently does not pay any FDIC insurance premiums based on this risk assessment.

Since 1996, the FDIC has not assessed banks in the most favorable capital and risk assessment categories due to a surplus in the FDIC’s deposit insurance fund. This has resulted in a significant cost savings to all insured banks. There can be no assurance that this surplus will continue, and the FDIC may be required to assess deposit insurance premiums against insured banks in the most favorable capital and risk assessment categories. If the FDIC assesses premiums for all deposits, the net funding costs of the Bank would increase and its net income would be reduced. In addition, since FDIC deposit insurance premiums are “risk-based,” higher premiums would be charged to banks that have lower capital ratios or higher risk profiles. Consequently, a decrease in the Bank’s capital ratios, or a negative evaluation by the OCC, as the Bank’s primary Federal banking regulator, may also increase the Bank’s net funding costs and reduce its net income.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a Federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.5 cents per $100 of assessable deposits in 2004. The FDIC established the FICO assessment rate effective for the first quarter of 2005 at approximately 1.4 cents annually per $100 of assessable deposits.

Capital Rules

Under risk-based capital requirements for bank holding companies, the Company is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangible assets (“Tier 1 Capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the allowance for loan losses (“Tier 2 Capital” and, together with Tier 1 Capital, “Total Capital”). At December 31, 2004, the Company’s Tier 1 Capital and Total Capital ratios were 10.1 percent and 11.4 percent, respectively.

In addition, the Federal Reserve Board has established minimum leverage ratio requirements for bank holding companies. For bank holding companies that meet certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, these requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average assets, equal to three percent. Other bank holding companies that fail to meet such criteria will generally be required to maintain a leverage ratio of four to five percent. The Company’s leverage ratio at December 31, 2004, was 8.0 percent.

The Bank is subject to similar capital requirements adopted by the OCC. The OCC has not advised the Bank of any specific minimum leverage ratios applicable to it. The capital ratios of the Bank are set forth below.

Both the FRB and the OCC risk-based capital standards explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s general capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates to be considered by the agency as a factor in evaluation the Bank’s capital adequacy. The FRB has issued additional guidelines for certain bank holding companies that engage in trading activities. The Company does not believe that consideration of these additional factors will affect the regulators’ assessment of the Company’s or the Bank’s capital position.

In addition to the required minimum capital levels described above, Federal law establishes a system of “prompt corrective actions” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base relative to its total assets, the greater the scope and severity of the agencies’ powers. The capital thresholds for a “well capitalized” institution and “adequately capitalized” institution are set forth below. An institution will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a Total Capital ratio that is less than 6.0 percent, a Tier 1 Capital ratio that is less than 3.0 percent, or a leverage ratio that is less than 3.0, percent and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0 percent.

The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered adequately capitalized or well capitalized under the prompt corrective action regulations, and the Bank’s capital ratios at December 31, 2004:

	Adequately	Well	Bank ratios at
	Capitalized	Capitalized	December 31, 2004
Total Risk-Based Capital Ratio	8.00%	10.00%	10.1%
Tier 1 Risk-Based Capital Ratio	4.00%	6.00%	9.1%
Leverage Ratio	4.00%	5.00%	6.8%

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

This classification of depository institutions is primarily for the purpose of applying the agencies’ prompt corrective action rules and is not intended to be and should not be construed as a representation of the overall financial condition or prospects of any financial institution.

Under currently applicable guidance, subordinated debentures recorded on the Company’s balance sheet (issued in connection with trust preferred securities) are included in Tier 1 Capital of the Company, up to a maximum of 25% of Tier 1 Capital. Historically, this capital treatment was based on the accounting for these instruments. As a result of recent accounting guidance, trust preferred securities are no longer consolidated under GAAP. Partly in response to this accounting change, the FRB amended its risk-based capital standards for bank holding companies to allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 Capital subject to stricter quantitative limits and qualitative standards. Under the amended rule, the aggregate amount of trust preferred securities and certain other capital instruments would be limited to 25% of Tier 1 Capital, net of goodwill less any deferred tax liability. The amount of trust preferred securities and certain other capital instruments in excess of the limit could be included in Tier 2 Capital, subject to restrictions. The amended rule provides a five-year transition period for the application of the quantitative limits. The Company would continue to follow GAAP in accounting for these instruments for regulatory reporting purposes. The amended rule would not impact the Company’s existing treatment of trust preferred securities for purposes of computing its Tier 1 Capital, nor would it affect the capital adequacy rating of the Bank, which remains “well capitalized.” See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Limitations on Payment of Dividends

Under applicable New Jersey law, the Company is not permitted to pay dividends on its capital stock if, following the payment of the dividend, (1) it would be unable to pay its debts as they become due in the usual course of business or (2) its total assets would be less than its total liabilities. Further, it is the policy of the FRB that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the Company’s capital, asset quality and financial condition.

Since it has no significant independent sources of income, the ability of the Company to pay dividends is dependent on its ability to receive dividends from the Bank. Under national banking laws, the Bank must obtain the approval of the OCC before declaring any dividend which, together with all other dividends declared by the Bank in the same calendar year, will exceed the total of the bank’s net profits of that year combined with its retained net profits of the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock. Net profits are to be calculated without adding back any provision for the Bank’s allowance for loan losses. Furthermore, the Bank, as an FDIC-insured institution, may not pay dividends or make distributions that would cause the institution to fail to meet minimum capital requirements. These restrictions would not prevent the Bank from paying dividends from current earnings to the Company at this time.

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

USA PATRIOT Act

The USA PATRIOT Act authorizes the Secretary of the Treasury, in consultation with the other Federal financial institution regulatory agencies, to adopt special measures applicable to financial institutions. Among its provisions, the USA PATRIOT Act requires each financial institution to (1) establish an anti-money laundering program, (2) establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private bank accounts and correspondent accounts maintained for non-United States persons or their representatives, and (3) avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA PATRIOT Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to request for information from Federal banking agencies within 120 hours.

The USA PATRIOT Act also requires the Federal banking regulators to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, auditing and accounting, executive compensation and corporate reporting for entities, such as the Company, with equity or debt securities registered under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley and its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders, and required our management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting. The Nasdaq Stock Market, Inc. (“NASDAQ”) has also adopted corporate governance rules that have been approved by the SEC. The changes required by the Sarbanes-Oxley Act and new SEC and NASDAQ rules are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors. The Company and its Board of Directors have, as appropriate, adopted or modified the Company’s policies and practices in order to assure compliance with these regulatory requirements and to enhance the Company’s corporate governance practices.

As of the date of this report, the Company is in the process of carrying out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s internal control over financial reporting. To date, our review of our internal control over financial reporting has not brought any material weaknesses to our attention, and our independent registered public accounting firm has not communicated, any finding of such a material weakness to us. However, we have not yet completed our assessment and material weaknesses may be identified.

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

Employees

At December 31, 2004, the Company employed 351 full-time employees and 25 part-time employees.

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

During the last five years, our total assets have grown substantially from $1.62 billion at December 31, 2000 to $2.81 billion at December 31, 2004. Our business strategy calls for continued expansion, but we do not anticipate growth to continue at this rate. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits to existing and new branches, and identify favorable loan and investment opportunities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

We may not be able to manage our growth, which may adversely impact our financial results.

As part of our expansion strategy, we plan to open new branches in our existing and target markets. However, we may be unable to identify attractive locations on terms favorable to us or to hire qualified management to operate the new branches. In addition, the organizational and overhead costs may be greater than we anticipated or we may not be able to obtain the regulatory approvals necessary to open new branches. New branches may take longer than expected to reach profitability, and we cannot assure that they will become profitable. The additional costs of starting new branches may adversely impact our financial results.

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

Commercial loans are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial and industrial loans and commercial real estate loans, which comprise our commercial loan portfolio, were 82.6% of our total loan portfolio at December 31, 2004. Construction and development loans, which are included as part of our commercial real estate loans, were 10.7% of our total loan portfolio at December 31, 2004. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be undersecured.

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

We will have to integrate any acquisitions into our business. The difficulties of combining the operations, technologies and personnel of companies we acquire include coordinating and integrating geographically separated organizations and integrating personnel with diverse business backgrounds. We may not be able to effectively manage or integrate the acquired companies. Further, we may not be successful in implementing appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause an interruption of, or loss of momentum in, the activities of our existing business and the loss of key personnel and customers. The diversion of management’s attention and any delays or difficulties encountered in connection with the transition and integration of these businesses could negatively impact our business and results of operations if any of the above adverse effects were to occur. Further, the benefits that we anticipate from any acquisitions may not be obtained.

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

In attracting deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations and increase our cost of funds.

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

The banking industry is extensively regulated. Banking regulations are intended primarily to protect depositors, and the FDIC deposit insurance funds, not the stockholders of the Company. We are subject to regulation and supervision by the FRB. The Bank is subject to regulation and supervision by the OCC. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. We are subject to various regulatory capital requirements, which involve both quantitative measures of our assets and liabilities and qualitative judgments by regulators regarding risks and other factors. Failure to meet minimum capital requirements or comply with other regulations could result in actions by regulators that could adversely affect our ability to pay dividends or otherwise adversely impact operations. In addition, changes in laws, regulations and regulatory practices affecting the banking industry may limit the manner in which we conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and achieve satisfactory spreads and impose additional costs on us. The Bank is also subject to a number of Federal laws which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. The Bank’s compliance with these laws will be considered by the Federal banking regulators when reviewing bank merger and bank holding company acquisitions or commence new activities or make new investment in reliance on the GLB Act. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as any rules or regulations promulgated by the SEC or NASDAQ.

The evaluation of our internal control over financial reporting by our management and our independent auditors is not complete, and it is possible that significant deficiencies or material weaknesses could be noted.

We and our independent auditors are currently evaluating our internal control over financial reporting in order to allow management to report on, and our independent auditors to attest to, management’s assessment of such control as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder. In the course of our evaluation, we or our independent auditors may identify significant deficiencies or material weaknesses that have not presently been identified.

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

Item 2. Properties

As of March 15, 2005, the Company and the Bank were conducting their business through 23 banking branches, an operations center and a maintenance center.

The executive offices for the Company and the Bank are located at 2465 Kuser Road, Hamilton, New Jersey (also the location of one of our branches). The Bank leases the offices at this location pursuant to a lease that began in October 1999, has an initial term of 14 years ending in 2013, and is renewable for two additional five-year periods thereafter. The monthly rental payments under the lease are $56,387 during the second five years of the lease, which commenced in October 2004. The monthly rental will be adjusted every five years in accordance with a formula based on the Consumer Price Index, provided that the monthly rental payment for any lease period may not vary by more than 3% from the monthly rental payment in the immediately preceding lease period. The Bank has the option to purchase the property at a purchase price equal to the fair market value of the property at the time the option is exercised.

Of the 23 banking branches, five of the buildings and the land on which they are located are owned and 18 buildings and the land on which they are located are leased. The operations center and the land on which it is located is leased.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock is traded in The Nasdaq Stock Market, Inc.’s National Market under the symbol YANB. The following table shows the high and low closing sales prices of the common stock in the The Nasdaq Stock Market, Inc.’s National Market during 2003 and 2004.

	High	Low
Year Ended December 31, 2003:
First Quarter	$17.33	$16.30
Second Quarter	19.52	17.14
Third Quarter	22.20	18.37
Fourth Quarter	25.90	21.76

Year Ended December 31, 2004:
First Quarter	$26.00	$23.50
Second Quarter	25.53	23.80
Third Quarter	29.88	23.21
Fourth Quarter	35.05	29.35

Holders

As of December 31, 2004, the Company had approximately 3,400 holders of record of our common stock, which included approximately 650 registered holders and an estimate of individual participants who hold our common stock through registered clearing agencies and their nominees.

Dividends

In 2003, the Company paid four quarterly cash dividends on the common stock in the aggregate amount of $4.8 million. In 2004, the Company paid four quarterly cash dividends on the common stock in the aggregate amount of $4.8 million. Dividends paid per share in 2004 totaled $0.46. Cash dividends are generally paid quarterly or four times a year. In the first quarter of 2005, the Company paid a cash dividend in the amount of $0.115 per share on the common stock. Because substantially all of the funds available for the payment of cash dividends are derived from the Bank, future cash dividends will depend primarily upon the Bank’s earnings, financial condition, need for funds, and government policies and regulations applicable to both the Bank and the Company. The Company has also agreed with the holders of the trust preferred securities issued by subsidiary trusts (see Note 8 of the Notes to Consolidated Financial Statements) that the Company will not pay dividends if an event of default should occur (and remain uncured) under the terms of the trust preferred securities. As of December 31, 2004, the net profits of the Bank available for distribution to the Company as dividends without regulatory approval were approximately $23.0 million. The Company expects to pay quarterly cash dividends for the remaining three quarters in 2005 to holders of common stock, subject to the conditions described above.

Item 6. Selected Financial Data

The following table sets forth certain historical financial data with respect to Yardville National Bancorp. This table should be read in conjunction with the consolidated financial statements and related notes thereto included in this Annual Report.

	At or for the year ended December 31,
	2004	2003	2002	2001	2000

Statement of Income (in thousands)

Interest income	$139,864	$121,469	$120,259	$119,044	$100,472
Interest expense	69,145	68,289	73,776	82,909	62,737

Net interest income	70,719	53,180	46,483	36,135	37,735
Provision for loan losses	9,625	9,360	4,375	3,925	3,700
Securities gains, net	1,297	1,513	3,084	3,182	46
Other non-interest income	6,682	6,581	5,220	4,855	3,380
Non-interest expense	42,649	38,159	31,044	29,052	22,861

Income before income tax expense	26,424	13,755	19,368	11,195	14,600
Income tax expense	7,899	3,446	5,364	2,642	4,259

Net income	$18,525	$10,309	$14,004	$8,553	$10,341

Balance Sheet (in thousands, except per share data)

Assets	$2,805,917	$2,431,193	$2,232,468	$1,944,399	$1,620,132
Loans	1,782,592	1,443,355	1,195,143	1,007,973	818,289
Allowance for loan losses	20,116	17,295	16,821	13,542	10,934
Securities	880,782	866,693	876,365	813,246	676,458
Deposits	1,810,004	1,483,809	1,272,286	1,092,690	950,318
Subordinated debentures	62,892	47,428	33,510	33,510	27,320
Borrowed funds	753,130	738,080	757,711	707,113	545,223
Stockholders’ equity	160,158	143,557	145,939	93,245	78,237

Per Share Data

Net income - basic	$1.77	$0.99	$1.72	$1.13	$1.47
Net income - diluted	1.71	0.97	1.68	1.11	1.47
Cash dividends	0.46	0.46	0.44	0.44	0.40
Stockholders’ equity (book value)	15.27	13.80	14.08	11.68	10.64

Other Data
Average shares outstanding - basic	10,455	10,391	8,124	7,601	7,022
Average shares outstanding - diluted	10,861	10,651	8,319	7,678	7,039

	At or for the year ended December 31,
	2004	2003	2002	2001	2000

Financial Ratios
Return on average assets	0.70%	0.44%	0.67%	0.48%	0.79%
Return on average stockholders’ equity	12.38	7.09	13.45	9.86	15.64
Net interest margin	2.76	2.35	2.29	2.10	3.00
Net interest margin (tax equivalent basis) (see note below)	2.83	2.42	2.36	2.17	3.07
Efficiency ratio	54.19	62.28	56.66	65.77	55.54
Total loans to total assets	63.53	59.37	53.53	51.84	50.51

Capital Ratios
Average stockholders’ equity to average assets	5.64	6.19	4.97	4.85	5.05
Dividend payout ratio	26.00	46.46	25.32	39.06	27.46
Tier 1 leverage ratio	7.99	8.03	8.16	6.92	8.13
Tier 1 capital as a percent of risk-weighted assets	10.09	11.05	11.84	10.03	10.56
Total capital as a percent of risk-weighted assets	11.42	12.07	13.00	11.25	11.65

Asset Quality Ratios
Allowance for loan losses to total loans	1.13	1.20	1.41	1.34	1.34
Net loan charge offs to average total loans	0.42	0.67	0.10	0.15	0.24
Nonperforming loans to total loans	0.56	0.74	0.52	0.51	0.86
Nonperforming assets to total loans and other real estate owned	0.56	0.74	0.61	0.74	1.11
Nonperforming assets to total assets	0.36	0.44	0.33	0.38	0.56
Allowance for loan losses to nonperforming assets	201.00	162.55	229.73	181.67	120.50
Allowance for loan losses to nonperforming loans	201.00%	162.55%	268.11%	264.23%	155.47%

Market price per share of common stock
Closing	$34.26	$25.74	$17.24	$12.50	$12.06
High closing	35.05	25.90	21.20	14.45	12.31
Low closing	23.21	16.30	12.25	10.96	8.56

Note:   The net interest margin is presented on a tax equivalent basis. We believe that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Although we believe that this financial measure enhances investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Average Balances, Yields and Costs.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to provide the reader with pertinent information to understanding and assessing Yardville National Bancorp’s results of operations for each of the past three years and financial condition for each of the past two years. Throughout this annual report the terms “YNB,” “Company,” “we,” “us,” “our,” and “corporation” will refer to Yardville National Bancorp, our wholly owned banking subsidiary The Yardville National Bank (the “Bank”), and other subsidiaries as a consolidated entity, except where noted. The following discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of YNB. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set herein under the caption “Forward-looking Statements” on page 54.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the preparation of our financial statements we are required to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

YNB’s significant accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Note 1 to the Consolidated Financial Statements contains a summary of our significant accounting policies. Two of these policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. These policies govern the allowance for loan losses and income tax liabilities. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit Committee.

The allowance for loan losses represents management’s estimate of possible credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses has been determined in accordance with accounting principles generally accepted in the United States of America, under which we are required to maintain adequate allowances for loan losses. The allowance for loan losses is determined based on our assessment of several factors. Those factors include reviews and evaluations of specific loans, current economic conditions, historical loan loss experience and the level of classified and nonperforming loans. We believe that our allowance for loan losses is adequate to cover specificially identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Note 1 of the Notes to Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses.

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax liabilities and assets for the estimated future tax consequences, which require judgment of events, that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact YNB’s consolidated financial statements or results of operations. Notes 1 and 9 of the Notes to Consolidated Financial Statements include further explanation on the accounting for income taxes.

Results of Operations

2004 Executive Summary

Yardville National Bancorp is a $2.81 billion financial holding company headquartered in Hamilton, New Jersey. We provide a broad range of lending, deposit, and other financial products and services. We emphasize commercial real estate and commercial and industrial lending to small- to mid-sized businesses. Headquartered in Mercer County since 1925, YNB offers its style of personalized community banking to customers throughout New Jersey and Eastern Pennsylvania. Our focus is to provide top quality products and exceptional service to customers, and to build long-term, sustainable shareholder value by expanding and extending the YNB franchise.

Located in the dynamic business corridor connecting New York City and Philadelphia, YNB operates 23 full-service branches through our wholly owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex and Burlington Counties in New Jersey and Bucks County, Pennsylvania.

We generate substantially all of our income from our loan and securities portfolios. Our earning asset base is primarily funded through deposits, and to a lesser degree, borrowed funds. Increasing net interest income is critical in reaching our financial goals. To accomplish our goals, we must effectively manage our cost of funds and expand our loan portfolio. Loan opportunities in our markets have put pressure on our branch network to provide lower cost deposits to fund our growth. Our retail strategy is designed to increase the number of branches in our markets, enhance our brand image and introduce our products and services to an expanded geographic area. This strategy, however, requires investment of resources in people, facilities, marketing and technology. While we have seen many positive results, we have not yet fully realized all of the benefits of this ongoing strategic initiative.

During 2004, we opened one branch, continued enhancing our brand image, introduced new products and services, and lowered our cost of funds. Looking forward, we expect to open several branches in 2005 and introduce new products and services in our markets. We believe that by continuing to grow our commercial loan business, expanding our geographic footprint and attracting lower cost core deposits to fund our growth, we will enhance profitability and the value of the YNB franchise.

We earned net income of $18.5 million or $1.71 per diluted share for the year ended December 31, 2004, compared to $10.3 million or $0.97 per diluted share for the year ended December 31, 2003. This represents an increase of 79.7% and 76.3%, respectively. The rebound in our financial performance in 2004 was due to strong net interest income growth of $17.5 million or 33.0%, primarily due to continued robust commercial loan growth. Partially offsetting the improvement in net interest income was a $4.5 million increase in non-interest expense, as well as higher income tax expense due to notably better financial performance. Return on average assets for 2004 increased to 0.70% compared with 0.44% in 2003, while the return on average equity increased to 12.38% in 2004 compared to 7.09% in 2003.

During 2004, total loans increased $339.2 million or 23.5% to $1.78 billion. At the same time, overall credit quality strengthened as net loan charge offs declined to $6.8 million for 2004, compared to almost $9.0 million in 2003. Nonperforming asset levels were stable at $10.0 million or 0.36% of total assets at December 31, 2004, compared to $10.6 million or 0.44% of total assets at the same date in 2003.

One of our retail strategy objectives, which was ongoing throughout 2004, was to attract lower cost deposits, reduce our cost of funds and increase net interest income. During 2004, we successfully introduced Simply Better CheckingSM, our featured interest bearing demand deposit account, in our home Mercer County market. Combined with our other markets, we attracted over $200 million in deposits with this product. The cost of interest bearing deposits declined 38 basis points for 2004 despite the gradually increasing interest rate environment in the second half of the year. Total deposits increased $326.2 million or 22.0% to $1.81 billion from $1.48 billion at December 31, 2003. Lower cost savings, money markets and interest bearing demand deposits increased $238.9 million or 73.2% of the total increase in overall deposits.

YNB’s non-interest expenses increased 11.8% due primarily to our growth, which resulted in higher salaries and employee benefit costs. In addition, non-interest expenses rose due to increased director and committee fees, the costs associated with Sarbanes-Oxley 404 compliance and expenses related to the ongoing execution of our retail strategy. In spite of the increase in non-interest expenses, YNB’s efficiency ratio improved to 54.19% in 2004 from 62.28% in 2003 due to the significant growth in net interest income.

We have positioned our balance sheet to take advantage of an environment of gradually increasing interest rates during 2005. We believe that we will continue to have opportunities to attract quality commercial borrowers while credit quality strengthens. With the anticipation of several new branches during 2005, we believe the expansion of our footprint and attractive core deposit products and services will result in a modestly higher cost of funds and an improving net interest margin. We are optimistic about our prospects for financial success in 2005.

Net Interest Income

Net interest income is the largest and most significant component of our operating income. Net interest income is the difference between income on interest earning assets and expense on interest bearing liabilities. Net interest income depends upon the relative amounts and types of interest earning assets and interest bearing liabilities, and the interest rate earned or paid on them. Net interest income is also impacted by changes in interest rates and the shape of market yield curves.

The following table sets forth an analysis of net interest income by each major category of average interest earning assets and interest bearing liabilities and the related yields and costs for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. Average yields for each year are derived by dividing income by the average balance of the related assets, and average costs are derived by dividing expense by the average balance of the related liabilities. The yields and costs include fees, costs, premiums and discounts, which are considered adjustments to interest rates.

Financial Summary
Average Balances, Yields and Costs

	December 31, 2004			December 31, 2003
			Average			Average
	Average		Yield/	Average		Yield/
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost

INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$25,545	$371	1.45%	$10,383	$121	1.17%
Federal funds sold	26,198	347	1.32	48,102	523	1.09
Securities	879,794	38,640	4.39	878,698	35,296	4.02
Loans (1)	1,626,477	100,506	6.18	1,323,243	85,529	6.46

Total interest earning assets	$2,558,014	$139,864	5.47%	$2,260,426	$121,469	5.37%

NON-INTEREST EARNING ASSETS:
Cash and due from banks	$29,026			$25,428
Allowance for loan losses	(18,805)			(17,060)
Premises and equipment, net	11,200			12,085
Other assets	73,045			67,005

Total non-interest earning assets	94,466			87,458

Total assets	$2,652,480			$2,347,884

INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$880,130	$12,929	1.47%	$662,262	$10,834	1.64%
Certificates of deposit of $100,000 or more	161,065	4,165	2.59	137,168	4,014	2.93
Other time deposits	460,694	12,269	2.66	457,717	14,521	3.17

Total interest bearing deposits	1,501,889	29,363	1.96	1,257,147	29,369	2.34
Borrowed funds	738,110	36,071	4.89	742,877	35,799	4.82
Subordinated debentures	55,718	3,711	6.66	40,395	3,121	7.73

Total interest bearing liabilities	$2,295,717	$69,145	3.01%	$2,040,419	$68,289	3.35%

NON-INTEREST BEARING LIABILITIES:
Demand deposits	$185,443			$139,332
Other liabilities	21,679			22,728
Stockholders’ equity	149,641			145,405

Total non-interest bearing liabilities and stockholders’ equity	$356,763			$307,465

Total liabilities and stockholders’ equity	$2,652,480			$2,347,884

Interest rate spread (2)			2.46%			2.02%

Net interest income and margin (3)		$70,719	2.76%		$53,180	2.35%

Net interest income and margin (tax equivalent basis) (4)		$72,397	2.83%		$54,599	2.42%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	In order to present pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using the appropriate Federal income tax rate for the period and has the effect of increasing interest income by $1,678,000, $1,419,000, $1,245,000, $1,062,000 and $921,000 for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

December 31, 2002			December 31, 2001			December 31, 2000
		Average			Average			Average
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

$2,887	$60	2.08%	$3,816	$171	4.48%	$1,322	$82	6.20%
72,790	1,157	1.59	74,624	2,765	3.71	37,961	2,454	6.46
864,895	43,647	5.05	748,182	45,700	6.11	495,328	33,518	6.77
1,085,306	75,395	6.95	891,957	70,408	7.89	723,570	64,418	8.90

$2,025,878	$120,259	5.94%	$1,718,579	$119,044	6.93%	$1,258,181	$100,472	7.99%

$22,965			$21,026			$18,307
(14,771)			(11,583)			(9,798)
11,363			10,081			9,303
51,198			52,288			32,944

70,755			71,812			50,756

$2,096,633			$1,790,391			$1,308,937

$469,985	$11,228	2.39%	$318,595	$9,931	3.12%	$233,012	$7,937	3.41%
148,119	5,184	3.50	129,340	7,581	5.86	106,851	6,918	6.47
469,858	17,747	3.78	453,747	27,085	5.97	408,414	24,772	6.07

1,087,962	34,159	3.14	901,682	44,597	4.95	748,277	39,627	5.30
735,201	36,403	4.95	644,690	35,264	5.47	367,021	21,219	5.78
33,700	3,214	9.54	32,058	3,048	9.51	20,222	1,891	9.35

$1,856,863	$73,776	3.97%	$1,578,430	$82,909	5.25%	$1,135,520	$62,737	5.52%

$118,154			$104,577			$96,024
17,493			20,617			11,284
104,123			86,767			66,109

$239,770			$211,961			$173,417

$2,096,633			$1,790,391			$1,308,937

		1.97%			1.68%			2.47%

	$46,483	2.29%		$36,135	2.10%		$37,735	3.00%

	$47,728	2.36%		$37,197	2.16%		$38,656	3.07%

Changes in net interest income and margin result from the interaction between the volume and composition of interest earning assets, interest bearing liabilities, related yields, and associated funding costs. The following table demonstrates the impact on tax equivalent net interest income of changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates earned and paid.

RATE/VOLUME ANALYSIS

	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease)			Increase (Decrease)
	Due to changes in:			Due to changes in:
(in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest Earning Assets:
Interest bearing deposits with banks	$215	$35	$250	$97	$(36)	$61
Federal funds sold	(271)	95	(176)	(329)	(305)	(634)
Securities	45	3,299	3,344	687	(9,038)	(8,351)
Loans (1)	18,826	(3,849)	14,977	15,716	(5,582)	10,134

Total interest income	18,815	(420)	18,395	16,171	(14,961)	1,210

Interest Bearing Liabilities:
Deposits:
Savings, money markets, and interest bearing demand	3,305	(1,210)	2,095	3,767	(4,161)	(394)
Certificates of deposit of $100,000 or more	650	(499)	151	(365)	(805)	(1,170)
Other time deposits	94	(2,346)	(2,252)	(445)	(2,781)	(3,226)

Total deposits	4,049	(4,055)	(6)	2,957	(7,747)	(4,790)
Borrowed funds	(235)	507	272	372	(976)	(604)
Subordinated debentures	1,066	(476)	590	577	(670)	(93)

Total interest expense	4,880	(4,024)	856	3,906	(9,393)	(5,487)

Net interest income	$13,935	$3,604	$17,539	$12,265	$(5,568)	$6,697

(1) Loan origination fees are considered an adjustment to interest income.

One of our major objectives in 2004 was to continue the improvement in our net interest margin. The table below lists various components relating to our net interest margin by quarter for 2004 and 2003.

	2004				2003
	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr

Interest Earning Assets:
Interest bearing deposits with banks	2.10%	1.52%	0.94%	1.00%	1.02%	1.17%	1.25%	2.01%
Federal funds sold	1.99	1.39	0.97	0.98	0.97	0.97	1.16	1.13
Securities	4.53	4.49	4.30	4.24	4.08	3.70	4.05	4.22
Loans	6.33	6.16	6.06	6.15	6.31	6.44	6.54	6.59

Total interest earning assets	5.65%	5.49%	5.35%	5.36%	5.40%	5.26%	5.40%	5.43%

Interest Bearing Liabilities:

Total interest bearing deposits	2.03%	1.92%	1.89%	1.97%	2.10%	2.25%	2.46%	2.57%
Borrowed funds	5.01	4.91	4.82	4.81	4.85	4.84	4.82	4.77
Subordinated debentures	6.72	6.39	6.77	6.83	6.87	7.63	7.67	8.92

Total interest bearing liabilities	3.07%	2.98%	2.95%	3.05%	3.17%	3.27%	3.42%	3.54%

Interest rate spread	2.58%	2.51%	2.40%	2.31%	2.23%	1.99%	1.98%	1.89%
Net interest margin	2.90	2.82	2.70	2.62	2.54	2.31	2.31	2.25
Net interest margin (tax equivalent basis)	2.97	2.89	2.76	2.69	2.60	2.37	2.37	2.31

Net interest income totaled $70.7 million in 2004, an increase of $17.5 million or 33.0% from net interest income of $53.2 million in 2003. The primary factor contributing to the increase in net interest income in 2004 was an increase in interest income of $18.4 million resulting from a 17.5% increase in interest and fees on loans, due to increased volumes for the comparative periods. Also contributing to the net interest income improvement was a 34 basis point decline in the cost of interest bearing liabilities, partially offset by a 12.5% increase in average interest bearing liabilities.

YNB’s financial success in 2004 was primarily the result of a higher net interest margin. We have continued to take advantage of our strength as a commercial business lender while building momentum from our retail strategy. The combination of a low interest rate environment, the expansion of our branch network in new markets and attractive core deposit products resulted in a lower cost of funds and a higher net interest margin in 2004. The net interest margin, on a tax equivalent basis, was 2.83% for the twelve months ended December 31, 2004 compared with 2.42% for the same period in 2003. With anticipated continued success in our commercial lending business, the key to moving our net interest margin higher will depend on our ability to cost effectively fund commercial loan growth.

During 2004, interest income rose to $139.9 million, compared to $121.5 million for 2003. Average interest earning assets increased by $297.6 million or 13.2% to $2.56 billion for 2004, compared to $2.26 billion in 2003. The growth in average earning assets was complemented by a 10 basis point increase on the yield of our earning assets to 5.47% despite a decline in our average loan yield.

Loans averaged $1.63 billion for 2004, representing an increase of $303.2 million or 22.9% when compared with $1.32 billion for 2003. During this same time period, loan yields declined 28 basis points to 6.18%, partially offsetting the impact of higher loan balances on interest income. That said, interest and fees on loans increased $15.0 million or 17.5%. The principal factor that accounted for the lower loan yield, even with an increase of 125 basis points in short-term interest rates in the second half of 2004. The composition of our commercial loans portfolio, consisting of commercial real estate and commercial and industrial loans, contributed to the decrease in the overall loan yield. The majority of commercial loans booked in 2004 were floating rate. Initially, these floating rate loans had a lower yield than fixed rate loans and had the effect of lowering the loan portfolio yield. Approximately 50% of our commercial loans have floating interest rates, typically tied to the prime rate of interest. In 2004, the average prime rate increased to 4.35% compared to 4.12% in 2003. Over the last few years we instituted floors on a significant portion of our floating rate commercial loans, totaling approximately $716 million, to protect interest income in the lower interest rate environment we were experiencing. Over the last six months of 2004, the floating rates on many of our commercial loans have risen above their floors. The timing of these commercial loans coming off of their floors as rates increased affected the level of yield improvement. At year-end 2004, approximately 90% of the rates on floating rate commercial loans had come off of their floors. With short-term interest rates expected to increase in 2005, we expect our loan yields to move higher as well.

During 2004, consistent with our historical performance, our level of nonaccrual loans had only a modestly negative impact to our loan yield and interest income. Nonaccrual loans totaled $10.0 million at December 31, 2004, a modest decrease of $632,000 from the $10.6 million reported in 2003. Had these nonaccrual loans performed at original contract terms, we would have recognized additional interest income of approximately $600,000 in 2004 and $541,000 in 2003 and our tax equivalent net interest margin would have been higher by 2 basis points in 2004 and 2003.

Also contributing to net interest income and margin improvement was a higher yield on our securities portfolio. Securities averaged $879.8 million in 2004, representing a $1.1 million increase from the prior year, while yields increased 37 basis points to 4.39% in 2004 from 4.02% in 2003. Interest on securities increased $3.3 million or 9.5% from 2003. The improvement in interest income on securities resulted primarily from a higher yield on securities. As a result of our experience with premium purchased mortgage-backed securities in 2003, we strategically moved in a different direction in 2004. Our goal in 2004 was to purchase mortgage-backed securities closer to par with stable cash flows. This action alone, we believed, would reduce the level of premium amortization in the portfolio and protect securities yields from higher prepayment speeds. In addition, we purchased modestly longer duration securities, which accounted for the increased yield on the securities portfolio. Of note, our Investment Growth Strategy, or securities purchased using borrowed funds to enhance return on average stockholders’ equity and earnings per share, totaled only $17.8 million or less than 1% of total assets at December 31, 2004 compared to $56.6 million or 2.3% of our assets at December 31, 2003.

Average interest bearing liabilities rose $255.3 million to $2.30 billion, while overall funding costs declined 34 basis points to 3.01% during 2004. The higher volume of average interest bearing liabilities resulted in increased interest expense of $856,000 or 1.3% to $69.1 million when compared to $68.3 million in 2003.

The principal objective of our retail strategy is to reduce or better manage our cost of funds to raise our net interest margin. To achieve that objective, we have focused on attracting lower cost core deposits and changing the composition of our deposit base. In addition, our philosophy of relationship banking has resulted in establishing long-term business relationships and higher interest free demand balances in 2004. Growth in average demand deposits of $46.1 million or 33.1% to $185.4 million in 2004 positively impacted our net interest margin. Total interest expense on interest bearing deposits remained the same for 2004 compared to 2003 as higher average interest bearing deposit balances of $244.7 million were offset by a 38 basis point decline in their cost. Average savings, money market and interest bearing demand deposits increased $217.9 million, or 32.9% to $880.1 million during this past year. The corresponding cost of funds declined 17 basis points to 1.47%. Average savings, money markets and interest bearing demand represented 58.6% of total average interest bearing deposits during 2004 compared to 52.7% for 2003. Average time deposits, including CDs of $100,000 or more, represented 36.8% of our average deposit base during 2004 compared to 42.6% during 2003. The cost of these time deposits declined to 2.64% for 2004 compared to 3.12% in 2003, in part due to our utilization of interest rate swaps on new two-year CD money attracted, which lowered the cost of this money. The changing composition of our deposit base, as a result of our retail strategy, has contributed to our lower overall cost of deposits in 2004.

Average borrowed funds decreased by $4.8 million or 0.6% to $738.1 million during 2004, while related borrowing costs increased by seven basis points to 4.89%. The modest increase in interest expense was due to higher costs associate with floating rate advances from the Federal Home Loan Bank of New York (“FHLB”) that have repriced higher in the second half of 2004 as interest rates gradually moved higher. Part of our strategy for improving the net interest margin is to reduce our dependency on borrowed funds. Average borrowed funds declined to 27.8% of average assets in 2004 compared to 31.6% in 2003.

Average total subordinated debentures increased by $15.3 million to $55.7 million during 2004 compared to $40.4 million for 2003. Interest expense associated with these subordinated debentures increased $590,000 due to higher volumes as average costs decreased 107 basis points to 6.66% from 7.73% during 2003. In June 2004 we issued $15.5 million in additional subordinated debentures, which accounted for the increased volume. The decrease in the average interest rate is due to two factors. In 2003, we retired $11.9 million in fixed rate subordinated debentures with a cost of 9.25%. During 2003 and 2004 we issued $41.2 million in lower cost floating rate advances, all tied to three month LIBOR. In a gradually increasing interest rate environment we would expect interest expense on borrowed funds to continue to rise.

Meeting our profitability goals in 2005 will depend on increasing net interest income and improving our net interest margin. Our two-pronged strategic approach that was successful in 2004 will continue in 2005. Most important, from a liability perspective, we will continue to build upon the successes of our retail strategy. We will continue to open branches in new markets and neighborhoods, promote our brand image and market attractive core deposit products like Simply Better Checking and the recently introduced Simply Better SavingsSM. To effectively manage our cost of funds during our retail building process, we will use alternative funding sources such as Reserve Funds, which are money market balances acquired through an intermediary that places deposits from brokerage clients with banks. In addition, we will use interest rate swaps to change the pricing characteristics of certain interest bearing liabilities. We continue our efforts to reduce our reliance on higher cost time deposits and borrowed funds. From an earning asset perspective, we must continue to capitalize on opportunities to grow our higher yielding commercial loan portfolio. We believe our balance sheet is properly positioned to grow net interest income in a gradually increasing interest rate environment in 2005. We believe our strategy will give us the best opportunity to increase profitability and franchise value in 2005.

Provision for Loan Losses

We provide for possible loan losses by a charge to current income to maintain the allowance for loan losses at an adequate level determined according to our documented allowance adequacy methodology. The provision for loan losses totaled $9.6 million for 2004, an increase of $265,000 when compared to $9.4 million for 2003. The modest increase is reflective of the strong commercial loan growth experienced in 2004 partially offset by lower net charge offs. The allowance for loan losses increased by $2.8 million to $20.1 million at December 31, 2004 compared to $17.3 million at the end of 2003. The allowance for loan losses as a percentage of total loans was 1.13% at December 31, 2004 compared with 1.20% at December 31, 2003. (See “Asset Quality” and “Allowance for Loan Losses” for additional detail and information).

Non-Interest Income

We earn fee and other income from service charges on deposit accounts and other banking products and services. These continue to be the most significant components of our fee income. In addition, we derive considerable non-interest income from income on bank owned life insurance (BOLI) and net securities gains. Non-interest income totaled $8.0 million in 2004 compared to $8.1 million in 2003, a decrease of $115,000 or 1.4%. Non-interest income represented 5.4% of total revenues for 2004 compared to 6.2% for 2003.

Non-interest income, excluding net securities gains and the gain on sale of our operations building in 2003, rose $530,000 or 8.6% to $6.7 million for 2004 when compared to $6.2 million for 2003. The increase was primarily due to higher service charge income partially offset by a reduction in income on bank owned life insurance.

The components of non-interest income for the three-year period ended December 31, 2004 are presented in the following table.

	Year ended December 31,
(in thousands)	2004	2003	2002

Service charges on deposit accounts	$3,134	$2,388	$2,203
Income on bank owned life insurance	1,766	2,036	1,678
Other service fees	1,495	1,384	1,145
Securities gains, net	1,297	1,513	3,084
Investment and insurance fees	89	72	35
Other non-interest income	198	701	159

Total	$7,979	$8,094	$8,304

Service charges on deposit accounts represented the largest single source of core non-interest income in 2004. Service charges on deposit accounts increased $746,000 or 31.2% due to higher service charges and overdraft fees. Branches in new markets and targeted marketing campaigns have resulted in generating a larger base of lower cost checking accounts in 2004, which generates additional service charge and fee income.

At December 31, 2004, our investment in BOLI totaled $44.5 million. There were no BOLI assets purchased in 2004. In addition, there are no further premiums paid associated with BOLI assets after their initial purchase. We have purchased BOLI to offset the costs of deferred compensation plans and other employee benefits. Income on BOLI is tax-exempt and provides a high rate of return relative to alternative earning assets, while reducing our overall effective income tax rate. Income on BOLI was $1.8 million in 2004, a decrease of 13.3% when compared to $2.0 million in 2003. Earnings on BOLI are impacted by the interest-crediting rate determined on an annual basis by the insuring companies. During 2004, a lower interest-crediting rate resulted in a decrease in BOLI income compared to 2003, reflective of the lower interest rate environment that existed when the interest crediting rate was established.

Net securities gains totaled $1.3 million during 2004 compared to $1.5 million in 2003. During 2004, we made the decision to sell selected securities as part of our interest rate risk management process.

We also generate non-interest income from a variety of fees earned from general banking services. These include automated teller machine related fees, Second Check, wire transfer and check fees. Other service fees increased $111,000 to $1.5 million in 2004 from $1.4 million in 2003. Other non-interest income, which includes mortgage servicing and safe deposit box rentals, totaled $198,000 in 2004 compared to $701,000 in 2003. Included in our 2003 results was the sale of our former operations building to a board member, which resulted in a $429,000 gain.

As we continue to build our core retail and commercial customer bases in new markets, we expect to generate additional service fee income, which should translate into higher levels of non-interest income.

Non-Interest Expense

Non-interest expense totaled $42.7 million in 2004, an increase of $4.5 million or 11.8%, compared to $38.2 million in 2003. The largest increases in non-interest expense in 2004 were primarily in salaries and employee benefits, and directors and committee fees. To a somewhat lesser extent, expenses associated with Sarbanes-Oxley Section 404 compliance, which includes audit and consulting fees and outsourced services, contributed to the increase in non-interest expense.

We continuously assess the effectiveness of our operations. The efficiency ratio is used by the financial services industry to measure a company’s operating efficiency. The efficiency ratio measures total non-interest expense as a percentage of net interest income plus non-interest income. We also measure our efficiency, excluding securities gains and any items deemed to be non-recurring. YNB’s efficiency ratio improved in 2004 to 54.2% compared to 62.3% in 2003. Excluding net securities gains and the sale of our former operations building in 2003, our efficiency ratio was 55.1% and 64.3% for 2004 and 2003, respectively. The improvement in the efficiency ratio was principally due to the increasing level of net interest income. A decrease in the efficiency ratio is indicative of a more efficient use of resources, while an increase in this ratio indicates a less efficient use of resources.

The following table presents the components of non-interest expense for the years ended December 31, 2004, 2003 and 2002.

	Year ended December 31,
(in thousands)	2004	2003	2002

Salaries and employee benefits	$23,476	$21,433	$17,890
Occupancy expense, net	4,283	3,934	3,507
Equipment expense	3,123	2,955	2,423
Marketing	1,768	1,661	1,104
Outside services and processing	1,483	819	646
Directors and committee fees	1,355	346	339
Audit and examination fees	1,032	725	570
Communication and postage	938	844	809
Stationery and supplies	757	908	823
Insurance	509	408	205
Attorneys’ fees	393	480	258
Amortization of subordinated debentures expense	251	169	190
FDIC insurance premium	239	213	200
Deposit intangible amortization	204	17	—
ORE expense	5	194	418
Other	2,833	3,053	1,662

Total	$42,649	$38,159	$31,044

Salaries and employee benefits, which represent the largest portion of non-interest expense, increased $2.0 million or 9.5% to $23.5 million for the year ended December 31, 2004 compared to $21.4 million for the same period in 2003. Full time equivalent employees increased to 364 at December 31, 2004 from 359 at December 31, 2003. The increase in salaries and employee benefits in 2004 was primarily due to additional salary expense. Salaries rose $1.9 million or 11.4% to $18.4 million in 2004, primarily due to additional lending staff and from growth. The full impact of 2003 hires, including the staffing of three new branches opened in 2003, is reflected in 2004 expense. We also increased staff in our risk management division as the result of current regulatory and Federal requirements. Benefits expense, which includes health benefits and payroll taxes, rose $166,000 or 3.4% to $5.1 million in 2004. The increase in benefits expense was relatively modest due to a non-recurring adjustment in our salary continuation costs for executives, which reduced benefits expense in the last quarter of 2004.

Net occupancy expense increased $349,000 or 8.9% to $4.3 million in 2004 from $3.9 million in 2003. Total rent expense on leased properties increased $273,000 or 78.3% of the total increase in occupancy expense due to a full year’s rent in 2004 on new branches opened in 2003 and normal rent increases. Also contributing to the increase were typical facilities-related expenses such as repairs and maintenance.

Equipment expense rose $168,000 or 5.7% to $3.1 million in 2004. The increase in equipment expense was primarily related to costs associated with our automated teller machines, equipment maintenance and depreciation costs. During 2004 we also continued to selectively upgrade technology and systems to ensure quality products and services.

In addition to the opening of branches, marketing continues to be a significant component of our retail strategy. During 2004 we continued to enhance our brand image while consistently marketing our products and services. Marketing expenses increased 6.4% to $1.8 million in 2004, compared to $1.7 million in 2003.

Outside services and processing expenses increased $664,000 or 81.1% to $1.5 million in 2004 from $819,000 in 2003. Outside services and processing expenses include services provided by third parties, outsourced services and consulting fees. Through our third party providers, we have been able to offer quality products and services to our customer base, such as cash management and state-of-the-art website services, including electronic bill payment. The cost to provide these services, in addition to other processing costs, was $738,000 in 2004 compared to $396,000 in 2003. The benefit of outsourcing labor intensive functions, like statement rendering and wire transfer processing, has been the resultant staff savings as we have grown. During 2004 consulting fees almost doubled to $654,000 compared to $328,000 in 2003, primarily as a result of expenses associated with Sarbanes-Oxley Section 404 (SOX 404) compliance.

We estimate that the impact to pre-tax earnings of implementing SOX 404, as a result of additional expenses, was approximately $750,000 to $1,000,000 or 5 to 7 cents on diluted earnings per share in 2004. Audit and examination fees increased $307,000 or 42.3% to $1.0 million in 2004 compared to $725,000 in 2003 primarily due to higher audit fees associated with the review of our internal controls and the attestation of our financial statements. Fees paid to our consultant totaled approximately $350,000 for SOX 404. During 2004, additional staff was also hired to strengthen and address internal control issues. We also believe the significant time allocated by staff for this compliance effort throughout the Bank also resulted in lost revenue opportunities. We do expect costs associated with SOX 404 compliance to be comparatively less in 2005.

During 2004, we incurred a nonrecurring cost associated with our director deferred compensation plan. Under this plan, outside directors can defer all or a portion of their director, committee and annual retainer fees, while receiving a matching contribution and interest on their deferred funds. Changes and enhancements to the director deferred compensation plan resulted in the plan being underfunded. As a result, directors and committee fees increased to $1,355,000 for 2004 compared to $346,000 for 2003. We do not anticipate the same growth in directors and committee fees in 2005.

Other expenses totaled $2.8 million in 2004 compared to $3.1 million in 2003. Other expenses are comprised of a variety of professional fees, expenses associated with the origination of loans and other operating expenses.

We will continue to make investments in technology, our retail strategy and delivery systems to attract new customers and provide the ongoing quality products and services our customers expect. We anticipate our efficiency ratio may experience some upward pressure as we continue to grow, but we believe that our efficiency ratio should remain below 60% during 2005.

Income Tax

We have identified the accounting for income taxes as a critical accounting policy. The provision for income taxes, comprised of Federal and state taxes, was $7.9 million in 2004 compared to $3.4 million in 2003. The provisions for income taxes in 2004 and 2003 were at effective tax rates of 29.9% and 25.1%, respectively. The increase in tax expense and our effective tax rates was principally due to higher taxable income.

FINANCIAL CONDITION

Total Assets

Total assets at December 31, 2004 were $2.81 billion, an increase of $374.7 million or 15.4%, as compared to total assets of $2.43 billion at December 31, 2003. Loans increased to $1.78 billion at December 31, 2004 from $1.44 billion at December 31, 2003, while deposits increased to $1.81 billion from $1.48 billion during the same time period.

Total interest earning assets increased 16.0% to $2.71 billion in 2004 from $2.34 billion in 2003. The growth in interest earning assets was primarily funded in 2004, as was the case in 2003, by the increase in lower cost savings, money markets and interest and non-interest bearing demand deposits.

We believe the balance sheet growth we have experienced is reflective of our relationship banking philosophy, strength as a commercial lender and the ongoing successful execution of our retail strategy. The introduction of Simply Better Checking into our home Mercer County market combined with the positive reception we have received in the relatively new demographically attractive markets of Hunterdon, Somerset and Middlesex Counties in New Jersey is reflected in the continued growth of lower cost core deposits in 2004. As a result, we experienced solid financial results in 2004 and enhanced the value of our franchise.

Loans

During 2004 we again experienced strong commercial loan demand as the result of the strength of New Jersey’s real estate market and business activity. Commercial loans, which include commercial real estate and commercial and industrial loans, grew 28.1% as a result of strong consistent growth in our home Mercer County market in addition to the further development of lending opportunities in our expanded marketplace. We emphasize commercial real estate and commercial and industrial lending to individuals and small-to mid-sized businesses. As a result of our strength as a commercial lender, relationship banking philosophy and market expansion, we have experienced robust lending growth from December 31, 2000 to December 31, 2004. During that period, loans have increased from $818.3 million to $1.78 billion, resulting in a compound annual growth rate of approximately 23%. During this period we have stressed quality growth, and product and industry diversification, emphasized relationships, and maintained strict underwriting standards.

The following table reflects the composition of the loan portfolio for the five years ended December 31, 2004.

LOAN PORTFOLIO COMPOSITION
	December 31,
	2004		2003		2002		2001		2000

(in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate
Investor occupied	$594,799	33.4%	$432,571	30.0%	$321,583	26.9%	$255,471	25.3%	$198,184	24.2%
Owner occupied	215,313	12.1	204,539	14.2	164,450	13.8	143,767	14.3	135,234	16.5
Construction and development	190,546	10.7	123,790	8.6	121,295	10.1	99,978	9.9	93,432	11.4
Commercial and industrial
Lines of credit	301,163	16.9	218,097	15.1	207,562	17.4	164,075	16.3	72,217	8.8
Term	169,829	9.5	169,296	11.7	129,513	10.8	117,005	11.6	116,995	14.3
Demand	374	0.0	1,199	0.1	972	0.1	1,055	0.1	1,389	0.2
Residential
1-4 family	159,306	8.9	150,733	10.4	116,829	9.8	107,840	10.7	92,876	11.4
Multi- family	22,717	1.3	30,097	2.1	34,012	2.8	33,970	3.4	27,800	3.4
Consumer
Home equity	86,295	4.8	78,877	5.5	70,579	5.9	58,084	5.8	50,809	6.2
Installment	32,149	1.8	24,165	1.7	19,078	1.6	19,266	1.9	22,428	2.7
Other	10,101	0.6	9,991	0.6	9,270	0.8	7,462	0.7	6,925	0.9

Total	$1,782,592	100.0%	$1,443,355	100.0%	$1,195,143	100.0%	$1,007,973	100.0%	$818,289	100.0%

Loans increased $339.2 million or 23.5% to $1.78 billion at December 31, 2004 from $1.44 billion at December 31, 2003. Commercial real estate and commercial and industrial loans experienced growth of $239.8 million and $82.8 million, respectively, in 2004. At December 31, 2004, these two loan types represented 82.6% of our total loans, compared to 79.6% in 2003.

In underwriting commercial loans, which are primarily secured by real estate, we follow strict underwriting standards. These standards include varying limits on loan-to-value ratios based on property types, property condition, quality and experience of the organization or developer managing the property, and evaluation of the cash flow capability of the borrower to repay the loan. We also analyze the feasibility of these projects, which includes occupancy rates, tenants and lease terms. Additionally, our underwriting standards require independent appraisals, periodic property inspections and the monitoring of operating results. In addition to real estate, the majority of our commercial loans are secured by business assets and most are supported by personal guarantees and other assets of the principals.

Commercial real estate loans increased by $239.8 million, or 31.5% in 2004, to $1.0 billion from $760.9 million in 2003. Commercial real estate loans consist of investor occupied, owner occupied, and construction and development loans. Investor occupied and construction and development loans increased by $162.2 million and $66.8 million, respectively, in 2004. Growth in real estate loans accounted for 70.7% of the total loan growth in 2004 compared to 61.9% in 2003. Commercial real estate loans generally have a final maturity of five to fifteen years. Commercial mortgages are secured by professional office buildings, retail stores, shopping centers and industrial developments. Construction and development loans include land loans to acquire vacant land for future development in addition to residential and commercial projects. Residential construction loans include single family, multi-family and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally, construction loan terms run between one and two years and are interest only, with floating rates indexed to the prime rate.

Commercial and industrial loans include lines of credit, term loans and demand loans. Led by an increase in lines of credit of $82.8 million, total commercial and industrial loans grew 21.3% to $471.4 million at December 31, 2004 compared to $388.6 million at December 31, 2003. Commercial and industrial loans typically consist of term loans or lines of credit that finance equipment, inventory, receivables, and other working capital needs. As shown in the table below, we have maintained diversification of risk within industry classifications with the goal of limiting the risk of loss from any single unexpected event or trend.

	December 31, 2004
YEAR- END COMMERCIAL AND INDUSTRIAL LOANS		Percent of	Number
BY INDUSTRY CLASSIFICATION (in thousands)	Balance	balance	of loans
Real estate-related	$117,527	24.9%	251
Services	102,372	21.7	310
Construction	95,952	20.4	128
Retail trade	39,773	8.4	125
Individuals	35,505	7.5	96
Manufacturing	23,033	4.9	82
Wholesale trade	13,593	2.9	49
Transportation and public utilities	4,224	0.9	35
Other	39,387	8.4	56

Total	$471,366	100.0%	1,132

During 2004, we have increased the level of commercial loan participations with other financial institutions. Commercial loan participations totaled $71.4 million at December 31, 2004 compared to $3.0 million at the end of 2003. Commercial real estate and commercial and industrial loan participations totaled $32.8 million and $38.6 million, respectively, at year-end 2004. We use the same strict underwriting standards in making decisions regarding participations that we use for our own loan portfolio. We will continue to assess participation opportunities in 2005 that meet our credit standards and interest spread objectives.

The following table provides information concerning the maturity and interest rate sensitivity of YNB’s commercial and industrial and commercial real estate-construction and development portfolios at December 31, 2004.

		After one	After
	Within	but within	five
(in thousands)	one year	five years	years	Total

Maturities:
Commercial and industrial	$245,131	$201,664	$24,571	$471,366
Commercial real estate - construction and development	81,954	102,869	5,723	190,546

Total	$327,085	$304,533	$30,294	$661,912

Type:
Floating rate loans	$260,939	$193,089	$12,027	$466,055
Fixed rate loans	66,146	111,444	18,267	195,857

Total	$327,085	$304,533	$30,294	$661,912

Residential real estate loans are comprised of 1- 4 family and multi-family loans. These loans totaled $182.0 million at December 31, 2004, up less than 1% from the prior year total of $180.8 million. Growth in 1- 4 family residential mortgage loans totaled only $8.6 million as a result of modestly higher interest rates in the second half of 2004, partially offset by a decline in multi-family loans of $7.4 million. Residential 1-4 family loans represented $159.3 million, or 87.5% of the total. Residential mortgages represent first liens on owner occupied 1-4 family residences located principally in our markets. We are a participating seller and servicer with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). We generally underwrite residential real estate loans to conform with standards required by these agencies. Multi-family loans, which primarily consist of loans secured by apartment complexes, have historically not been an area of focus, and represented only 12.5% of total residential real estate loans at December 31, 2004.

Consumer loans increased 13.7% to $128.5 million at December 31, 2004 compared to $113.0 million at December 31, 2003. Consumer loans include fixed rate home equity loans and floating rate lines of credit, indirect auto loans, personal loans and other conventional installment loans. Like the commercial lending portfolio, the majority of our consumer loan portfolio is also secured by collateral. Home equity loans and lines represented 67.1% of total consumer loans at the end of 2004. Interest rates on consumer loans in 2004 remained relatively attractive, which accounted for the modest increase in our home equity and installment portfolios.

We believe we will have ample opportunities to continue the growth in our commercial loan portfolio during 2005. In addition, as we grow our retail network into new markets and neighborhoods, we expect to have opportunities to expand the consumer side of our business. Substantially all of our business is with customers located in Mercer County and our Northern region, comprised of Hunterdon, Somerset and Middlesex Counties, and the contiguous counties that surround those markets. Changes in the region’s economic environment, real estate market conditions, competition and consolidation in our markets are all factors that could impact the level of loan growth we expect in 2005.

Asset Quality

Over the five-year period ended December 31, 2004, we have successfully grown our loan portfolio while maintaining high asset quality standards. Nonperforming asset levels have averaged less than $9.0 million during a period in which compound annual growth exceeded 20%. Nonperforming assets as a percentage of total assets declined to 0.36% at December 31, 2004 compared to 0.44% at December 31, 2003.

During 2003 we addressed issues relating to several problem loan relationships, which resulted in net charge offs of almost $9.0 million. By working closely with our problem loan relationships, we reduced net loan charge offs to $6.8 million in 2004. At December 31, 2004 approximately 78% of our nonperforming assets were represented by three commercial loan relationships. By working closely with each borrower, each loan relationship is in some form of resolution, which includes collection, restructure or possible charge off. While the ultimate collectibility of each relationship is not known, we do expect positive improvement in all three relationships during 2005. Based on our strict underwriting standards, collateral based approach to lending, and depth of lending experience, we are anticipating continued improvement in our asset quality profile in 2005.

The following table sets forth nonperforming assets in our loan portfolio by type for the five-year period ended December 31, 2004.

NONPERFORMING ASSETS
	December 31,
(in thousands)	2004	2003	2002	2001	2000

Nonaccrual loans:
Commercial real estate	$910	$1,321	$2,395	$888	$2,075
Commercial and industrial	7,867	8,570	1,143	1,494	851
Residential	51	255	1,526	1,133	2,423
Consumer	281	35	55	98	453

Total	9,109	10,181	5,119	3,613	5,802

Restructured loans	—	—	711	770	532

Loans 90 days or more past due:
Residential	791	362	323	514	526
Consumer	108	97	121	228	173

Total	899	459	444	742	699

Total nonperforming loans	10,008	10,640	6,274	5,125	7,033
Other real estate	—	—	1,048	2,329	2,041

Total nonperforming assets	$10,008	$10,640	$7,322	$7,454	$9,074

Nonperforming assets decreased $632,000 to $10.0 million at December 31, 2004 compared to $10.6 million at December 31, 2003. Nonperforming assets as a percentage of total loans and other real estate was 0.56% at December 31, 2004, compared to 0.74% at December 31, 2003. There was no outstanding other real estate owned at December 31, 2004 or 2003. Net loan charge offs as a percent of average total loans also showed improvement, decreasing to 0.42% for the year ended December 31, 2004 compared to 0.67% in 2003.

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

Nonperforming loans, primarily comprised of nonaccrual loans, totaled $10.0 million, a decrease of 5.9% when compared to total nonperforming loans of $10.6 million at December 31, 2003. Nonaccrual loans, primarily commercial and industrial, represented 86.4% of the total. Nonaccrual loans totaled $9.1 million or 0.51% of total loans at December 31, 2004, compared to $10.2 million, or 0.71% of total loans at December 31, 2003. There were no restructured loans outstanding at December 31, 2004 or 2003.

Commercial lending is one of our most critical functions. While the most profitable part of YNB’s business is commercial lending, the risk and complexity of that business is also the greatest. We have a sound credit culture in place, which includes strict underwriting standards, effective risk assessment, strong credit policies and the periodic evaluation of the overall creditworthiness of borrowers. Our reliance on real estate collateral could result in our earnings being negatively impacted if it were necessary to liquidate our real estate collateral during periods of reduced real estate values. Adverse economic and business conditions could negatively affect our financial condition and performance.

While we believe our levels of nonperforming assets and credit quality will improve in 2005, a number of factors beyond our control could cause nonperforming asset levels to rise from their current or recent levels, which would have a negative impact on our financial performance.

Allowance for Loan Losses

We have identified the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is maintained at a level estimated to absorb possible loan losses of the loan portfolio. The formal evaluation process for determining the adequacy of the allowance for losses takes place on a quarterly basis.

As part of the formal process our commercial lending staff reviews, evaluates and then rates all of our commercial loans based on their respective risks at origination. The risk classifications range from 1 to 9 or from minimal risk to loss. A formal loan review process, independent of loan origination, is in place to evaluate risk ratings and monitor risk classifications. Internal loan review reports to our risk management officer, who in turn, reports directly to our audit committee. Currently, the Criticized and Classified Asset Committee meets monthly to review criticized and classified assets. This committee includes the Chief Financial Officer, Senior Lending Officer, Senior Credit Administration Officer, Senior Risk Management Officer and Senior Internal Loan Review Officer and an independent director. During these meetings the committee examines trends of criticized assets and reviews information about classified assets with our lending officers. Loans that fall into criticized categories are further evaluated for impairment as called for in Statement of Financial Accounting Standards (FASB) No. 114, “Accounting by Creditors for Impairment of a Loan.”

We measure risk by use of a matrix, which is customized to measure the risk of each loan type. Because we emphasize commercial real estate and commercial and industrial lending, the primary focus in our risk rating system is on those loans. Risk ratings of 1 to 5 are considered to be acceptable risk and consist of loans rated as either “minimal, modest, better than average, average and acceptable.” Loans with acceptable risk were reserved at a range of 0.70% to 0.75% at December 31, 2004. Risk ratings of between 6 and 9 are considered higher than acceptable risk and consist of loans rated as “special mention, substandard and doubtful.” Due to the higher level of risk, these loans were reserved at a range of 3.75% to 100% at December 31, 2004. Loans with a risk rating of 9 are considered to be a loss and reserved at 100%. At December 31, 2004 there were no 9 rated loans. Residential mortgage loans were assigned an individual risk reserve percentage of 0.04% due to the strong secured nature of these loans and the low levels of losses that have been experienced historically. Consumer loans were assigned reserve percentages of 0.09% for the lowest risk to 8.03% for the highest risk dependent on the secured or unsecured status of each consumer loan.

The reserve percentage assigned to each risk-rating category is determined quarterly from historical loan loss rates based on an eight quarter rolling trend, utilizing migration analysis. In addition, we use our judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates and level of business activity. Allocations for the allowance for loan losses, both specific and general, are determined after this review. Factors used to evaluate the adequacy of the allowance for loan losses include the amounts and trends of criticized loans, results of regulatory examinations and economic data associated with New Jersey’s real estate market.

We provide for possible loan losses by a charge to current income to maintain the allowance for loan losses at an adequate level according to our documented allowance adequacy methodology. For additional information on the allowance for loan losses see “Results of Operations – Provision for Loan Losses.”

The following table provides information regarding loans charged off, loan recoveries, the provision for loan losses and the allowance for loan losses for the five-year period ended December 31, 2004.

ALLOWANCE FOR LOAN LOSSES
	Year Ended December 31,
(in thousands)	2004	2003	2002	2001	2000

Allowance balance, beginning of year	$17,295	$16,821	$13,542	$10,934	$8,965
Charge offs:
Commercial real estate	—	(1,853)	(78)	(696)	(356)
Commercial and industrial	(6,556)	(6,592)	(719)	(591)	(896)
Residential	(254)	(251)	(168)	—	(288)
Consumer	(229)	(293)	(223)	(412)	(327)

Total charge offs	(7,039)	(8,989)	(1,188)	(1,699)	(1,867)

Recoveries:
Commercial real estate	—	—	1	—	—
Commercial and industrial	156	6	11	31	—
Residential	30	—	—	—	—
Consumer	49	97	80	351	136

Total recoveries	235	103	92	382	136

Net charge offs	(6,804)	(8,886)	(1,096)	(1,317)	(1,731)
Provision charged to operations	9,625	9,360	4,375	3,925	3,700

Allowance balance, end of year	$20,116	$17,295	$16,821	$13,542	$10,934

Loans, end of year	$1,782,592	$1,443,355	$1,195,143	$1,007,973	$818,289
Average loans outstanding	$1,626,477	$1,323,243	$1,085,306	$891,957	$723,570

Allowance for loan losses to total loans	1.13%	1.20%	1.41%	1.34%	1.34%
Net charge offs to average loans outstanding	0.42	0.67	0.10	0.15	0.24
Nonperforming loans to total loans	0.56	0.74	0.52	0.51	0.86
Nonperforming assets to total assets	0.36	0.44	0.33	0.38	0.56
Nonperforming assets to total loans and other real estate owned	0.56	0.74	0.61	0.74	1.11
Allowance for loan losses to nonperforming assets	201.00	162.55	229.73	181.67	120.50
Allowance for loan losses to nonperforming loans	201.00%	162.55%	268.11%	264.23%	155.47%

At December 31, 2004, the allowance for loan losses totaled $20.1 million, an increase of $2.8 million or 16.3% from $17.3 million at December 31, 2003. It is our assessment, based on our judgment and analysis, that the allowance was appropriate in relation to the credit risk at December 31, 2004. The ratio of the allowance for loan losses to total loans was 1.13%, 1.20% and 1.41%, at December 31, 2004, 2003, and 2002, respectively. We also measure the adequacy of the allowance for loan losses by reviewing coverage of nonperforming loans. The allowance for loan losses to total nonperforming loans increased to 201.0% at December 31, 2004 compared to 162.6% at December 31, 2003.

Loans or portions of loans deemed uncollectible are deducted from the allowance for loan losses, while recoveries of amounts previously charged off, if any, are added to the allowance. Net loan charge offs were $6.8 million for the year ended December 31, 2004, compared to $8.9 million for the same period in 2003. The ratio of net charge offs to average loans decreased to 0.42% for 2004 compared with 0.67% for 2003.

We recognize that despite our best efforts to manage credit risk, losses will occur. In times of economic slowdown, either within our markets or nationally, the risk inherent in our loan portfolio may increase. Many of our loans depend upon real estate collateral. Any adverse trends in our real estate markets could have a significant negative effect on the quality of our loan portfolio and level of the allowance for loan losses. In addition to economic conditions and other factors, the timing and amount of loan losses will also be dependent on the specific financial condition of our borrowers. Although we use the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term changes.

Allocation of the Allowance for Loan Losses

The following table describes the allocation for loan losses among various categories of loans and certain other information as of the dates indicated. The allowance contains an unallocated portion to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis and is distributed proportionately among each loan category. This unallocated portion of the loan loss allowance is important to maintain the overall allowance at a level that is adequate to absorb potential credit losses inherent in the total loan portfolio. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
	December 31,
	2004			2003			2002
			Percent of			Percent of			Percent of
	Reserve	Percent of	Loans to	Reserve	Percent of	Loans to	Reserve	Percent of	Loans to
(in thousands)	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

Commercial real estate	$10,312	51.3%	56.2%	$7,225	41.8%	53.3%	$8,189	48.7%	50.8%
Commercial and industrial	8,575	42.6	26.4	8,611	49.7	26.9	6,886	40.9	28.3
Residential	611	3.0	10.2	719	4.2	12.5	1,063	6.3	12.6
Consumer	618	3.1	7.2	740	4.3	7.3	683	4.1	8.3

Total	$20,116	100.0%	100.0%	$17,295	100.0%	100.0%	$16,821	100.0%	100.0%

	December 31,
	2001			2000
			Percent of			Percent of
	Reserve	Percent of	Loans to	Reserve	Percent of	Loans to
(in thousands)	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

Commercial real estate	$6,843	50.5%	49.5%	$6,303	57.6%	52.1%
Commercial and industrial	4,974	36.7	28.0	2,739	25.1	23.3
Residential	1,106	8.2	14.1	1,118	10.2	14.8
Consumer	619	4.6	8.4	774	7.1	9.8

Total	$13,542	100.0%	100.0%	$10,934	100.0%	100.0%

Securities

Securities totaled $880.8 million or 31.4% of assets at December 31, 2004 compared to $866.7 million or 35.6% of assets at December 31, 2003. Mortgage-backed securities (MBS) represented 56.0% of total securities at year-end 2004. Our portfolio has been structured to provide consistent cash flow to enhance liquidity and provide funding for commercial loan growth. Our securities are comprised of high quality earning assets that provide favorable returns and serve as a tool to actively manage our interest rate risk position. There is limited credit risk in our securities portfolios. The lower risk weights associated with our securities also has a beneficial impact to our risk-based capital ratios. All of our mortgage-backed securities are agency named and obligations of state and political subdivisions are primarily general obligation issues, the majority of which have additional credit enhancement. Corporate obligations, which include capital securities (trust preferred securities) of certain financial institutions and corporate bonds, represented less than four percent of all securities outstanding at December 31, 2004.

The following table presents the amortized cost and market values of our securities portfolio at December 31, 2004, 2003 and 2002:

SECURITIES AVAILABLE FOR SALE
	December 31,
	2004		2003		2002
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury obligations	$2,016	$1,938	$2,018	$1,922	$998	$1,026
U.S. government-sponsored agencies	236,846	235,441	140,995	139,976	244,975	247,875
Mortgage-backed securities
Issued by FNMA/FHLMC	470,993	470,787	518,875	517,281	343,972	350,684
Issued by GNMA	20,339	20,597	62,656	63,212	124,773	127,673
Corporate obligations	31,723	33,111	35,071	35,765	56,097	54,706
Federal Reserve Bank stock	3,551	3,551	3,551	3,551	2,411	2,411
Federal Home Loan Bank stock	37,100	37,100	36,300	36,300	37,300	37,300

Total	$802,568	$802,525	$799,466	$798,007	$810,526	$821,675

INVESTMENT SECURITIES
	December 31,
	2004		2003		2002
		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value	Cost	Value

Obligations of state and political subdivisions	$76,142	$77,785	$65,747	$67,468	$50,308	$52,212
Mortgage-backed securities
Issued by FNMA/FHLMC	2,115	2,169	2,939	3,008	4,382	4,498

Total	$78,257	$79,954	$68,686	$70,476	$54,690	$56,710

The securities available for sale (AFS) portfolio increased by $4.5 million to $802.6 million at December 31, 2004 from $798.0 million at December 31, 2003. The AFS portfolio represented 91.1% of total securities and was principally comprised of MBS and agency callable bonds. The AFS portfolio is a flexible asset and liability management tool that is utilized to take advantage of market conditions that create more attractive returns and to manage liquidity and interest rate risk.

During 2004, as part of our interest rate risk management process, we extended the duration of the securities portfolio. The duration of our securities portfolio was modestly extended to 3.8 years at December 31, 2004 compared to approximately 3.6 years at December 31, 2003. With approximately 50% of our commercial loan assets earning a floating rate of interest, that portion of the balance sheet was positioned for gradually higher interest rates. The effect of extending duration with longer-term rates declining, even as short-term rates were rising, was a higher yielding AFS portfolio with consistent cash flows and protection to interest income were interest rates to decline. In addition, MBS purchased in 2004 were primarily at levels at or near par, mitigating the risk to the AFS portfolio yield due to premium amortization. The improved yield on the AFS portfolio was the primary factor in the increase in the overall securities yield to 4.39% during 2004 compared to 4.02% during 2003.

AFS securities are reported at market value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity. We were able to take advantage of changes in longer-term treasury yields to reposition securities throughout the year to improve future securities performance while achieving net securities gains of $1.3 million. Volatility in the treasury yield curve resulted in a fluctuating level of market value appreciation and depreciation during 2004. At December 31, 2004, securities available for sale had a net unrealized loss, net of tax effect, of $28,000 compared to a net unrealized loss of $964,000 at December 31, 2003, which is reported in “Accumulated Other Comprehensive Loss” in stockholders’ equity.

Investment securities, classified as held to maturity, totaled $78.3 million at December 31, 2004, compared to $68.7 million at December 31, 2003. Investment securities are carried at book value or amortized cost. Obligations of state and political subdivisions or tax-free municipal bonds comprise 97.3% of the total. The increase in investment securities was due principally to the $10.4 million increase in the municipal bond portfolio. The municipal bond portfolio grew to $76.1 million at December 31, 2004 from $65.7 million at December 31, 2003.

Municipal bonds were purchased to reduce our effective tax rate and enhance the tax equivalent yield of the portfolio. Based on our anticipated levels of taxable income, we expect to further increase the size of our municipal bond portfolio in 2005. At December 31, 2004, investment securities had net unrealized gains of $1.7 million compared to net unrealized gains of $1.8 million at December 31, 2003.

The expected maturities and average weighted yields for the securities portfolios as of December 31, 2004 are shown below. Yields for tax-exempt securities are presented on a fully taxable basis assuming a 35% tax rate. Expected maturities may differ from stated maturities because issuers may have the right to call their obligations with or without call or prepayment penalties. Mortgage-backed securities experience principal cash flows based on the activity on the underlying mortgages.

SECURITY MATURITIES AND AVERAGE WEIGHTED YIELDS
Securities Available for Sale

	December 31, 2004
	After one	After five
	but within	but within	After
(in thousands)	five years	ten years	ten years	Total

U.S. Treasury obligations	$—	$1,938	$—	$1,938
U.S. government-sponsored agencies	49,875	185,566	—	235,441
Mortgage-backed securities	—
Issued by FNMA/FHLMC	—	12,570	458,217	470,787
Issued by GNMA	—	—	20,597	20,597
Corporate obligations	1,000	3,981	28,130	33,111
Federal Reserve Bank stock	—	—	3,551	3,551
Federal Home Loan Bank stock	—	—	37,100	37,100

Total	$50,875	$204,055	$547,595	$802,525

Weighted average yield, computed on a tax equivalent basis	3.90%	4.53%	4.69%	4.60%

Investment Securities

	December 31, 2004
		After one	After five
	Within	but within	but within	After
(in thousands)	one year	five years	ten years	ten years	Total

Obligations of state and political subdivisions	$745	$4,086	$11,613	$59,698	$76,142
Mortgage-backed securities
Issued by FNMA/FHLMC	—	316	—	1,799	2,115

Total	$745	$4,402	$11,613	$61,497	$78,257

Weighted average yield, computed on a tax equivalent basis	7.72%	7.20%	7.02%	6.96%	7.03%

Mortgage-backed securities (MBS)

MBS, including CMOs, represent securities guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC), Federal National Mortgage Association (FNMA), or the Government National Mortgage Association (GNMA). MBS yields reflected in the preceding table are impacted by changes in interest rates and related prepayment activity. In a rising interest rate environment, MBS prepayment activity would be expected to decrease, extending duration. Conversely, the opposite would occur in a declining interest rate environment. The negative impact of the amortization of premiums to MBS yields and net interest income has been mitigated through the purchase of MBS in 2004 and the latter half of 2003 at or close to par.

At December 31, 2004 we had total MBS balances of $493.5 million, of which $481.7 million were fixed rate. MBS securities guaranteed by FNMA and FHLMC totaled $284.0 million and $188.9 million, respectively, at December 31, 2004. At December 31, 2003, YNB had mortgage-backed securities totaling $583.4 million, of which $574.9 million were fixed rate. CMOs represented $177.9 million and $257.7 million of total outstanding MBS balances at December 31, 2004 and 2003 respectively. Cash flows from the MBS portfolio declined to $188.3 million in 2004 compared to $385.2 million in 2003 due to a shift in the composition of the portfolio and comparatively slower prepayment speeds.

In 2005, our strategy for managing the MBS portfolio will depend on the overall interest rate risk profile of our balance sheet and market conditions. Our goal will continue to be to provide stable, consistent cash flows for liquidity and funding purposes regardless of the interest rate environment. Should the composition of our commercial loan portfolio shift to a more fixed rate profile, then we would expect to purchase MBS with shorter weighted average lives and durations.

We evaluate all securities with unrealized losses quarterly to determine whether the loss is other than temporary. At December 31, 2004, we determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses, the performing nature of these securities, and the low level and short time frame of the unrealized losses. Management believes that the unrealized losses in the securities portfolios were caused by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on mortgage-backed securities. For a discussion of these matters, see “Notes to Consolidated Financial Statements — Note 3.”

Deposits

Deposits represent our primary funding source supporting earning asset growth. Over the last several years, we have concentrated on the successful implementation of our retail strategy. The objectives of this ongoing strategy are to expand our geographic footprint into new markets, strengthen our brand image, introduce new products and services, manage our cost of funds and continue to enhance the value of our franchise.

In 2004, we enjoyed considerable success in executing our retail strategy. Aided by a lower interest rate environment that continued into the first half of 2004, we were able to lower our cost of interest bearing deposits to 1.96% for 2004 compared to 2.34% in 2003. We also enhanced or introduced several new deposit products in 2004 to attract new relationships to YNB. These included “Simply Better Checking” for retail customers, and new and improved business checking products for our business customers.

Expanding our branch network is another critical factor in enhancing our franchise value and controlling our cost of funds. While only one branch was opened in 2004, we anticipate opening additional branches in both 2005 and 2006. We expect to open an additional branch in Hopewell Township (Mercer County) early in the second quarter of 2005. For the remainder of 2005 we are developing plans to open additional branches in Mercer County and an additional branch in Hunterdon County, New Jersey and Bucks County, Pennsylvania. As many as five branches could be opened in 2005 with several sites planned for 2006.

As shown in the following table, core deposit interest bearing demand and non-interest bearing demand deposits were the two principal areas of deposit growth during 2004. Average total deposits increased $290.9 million, or 20.8% to $1.69 billion for 2004 compared to $1.40 billion for 2003. The average interest rate paid on our deposits during 2004 declined 36 basis points to 1.74%, compared to 2.10% during 2003. Despite a 125 basis point increase in short-term interest rates in the last half of 2004, the strengthening of our core deposit base without a significant change in the level of higher cost time deposits contributed to our lower cost of deposits.

AVERAGE DEPOSIT BALANCES AND RATES
	2004			2003			2002
			% of			% of			% of
(in thousands)	Balance	Rate	Total	Balance	Rate	Total	Balance	Rate	Total

Non-interest bearing demand deposits	$185,443	—%	11.0%	$139,332	—%	10.0%	$118,154	—%	9.8%
Interest bearing demand deposits	418,772	1.91	24.8	233,210	2.16	16.7	113,261	2.38	9.4
Money market deposits	356,794	1.22	21.1	341,145	1.59	24.4	276,506	2.75	22.9
Savings deposits	104,564	0.55	6.2	87,907	0.76	6.3	80,218	1.16	6.7
Certificates of deposit of $100,000 or more	161,065	2.59	9.6	137,168	2.93	9.8	148,119	3.50	12.3
Other time deposits	460,694	2.66	27.3	457,717	3.17	32.8	469,858	3.78	38.9

Total	$1,687,332	1.74%	100.0%	$1,396,479	2.10%	100.0%	$1,206,116	2.83%	100.0%

We continue our objective of attracting and increasing non-interest demand deposit balances. Our relationship banking philosophy requires the majority of our small business and commercial customers to establish deposit accounts with us. The increase in non-interest bearing demand deposits was primarily attributable to the growth in new and existing business relationships. During 2004, several of our business demand deposit offerings were enhanced, which resulted in a major contribution to the increase in balances. Average non-interest bearing demand deposits increased $46.1 million or 33.1% in 2004.

Average interest bearing demand deposits increased 79.6% during 2004. Average money market and savings deposits increased 4.6% and 18.9%, respectively, in 2004. The primary factor contributing to the continued outstanding growth in interest bearing demand deposits during 2004 was our “Simply Better Checking” product. “Simply Better Checking” is a relationship-oriented interest bearing demand deposit account with a competitive interest rate guaranteed for a 12-month period. The initial introduction of this product in 2003 was in our Northern Region and we exceeded goals in attracting these deposits using targeted direct mail and advertising. In 2004, we introduced “Simply Better Checking” to our home Mercer County market with outstanding results. For 2004, 2,929 net new accounts were opened with approximately $212.1 million in balances. At December 31, 2004, total Simply Better Checkingsm balances exceeded $273.9 million. In addition, through an extensive marketing campaign, we opened net new lower cost Chairman’s Choice accounts of 1,867, with net new balances of $3.4 million. These accounts further solidify relationships with our customers.

To supplement our in-market deposit growth, we successfully bid and retained Surrogate’s deposits (minor trust accounts) in several New Jersey counties. Surrogate’s deposits totaled approximately $85.4 million at year-end 2004. During the last quarter of 2004, approximately $78.1 million of these deposits were up for competitive bid. We were successful in the competitive bidding process, increasing the level of Surrogate’s deposits by approximately $4.3 million to $89.7 million for 2005. The majority of these funds will be up for competitive bid in 2005 and 2006. Approximately $55.7 million will be up for bid in December 2005. We now have Surrogate’s deposits from Mercer, Burlington, Camden, Hunterdon, Middlesex, Monmouth, Ocean and Warren Counties in New Jersey.

Money market deposits include personal and business accounts as well as money market balances acquired through an independent third party intermediary (Reserve Funds) that places deposits from brokerage clients with banks. During 2004, we experienced a shift out of our personal Premier Money Market accounts into higher yielding Simply Better Checking, which contributed to a decline in money market balances of approximately $115.7 million. Reserve Funds, which totaled less than $1.0 million at the end of 2003, increased to $73.5 million at the end of 2004, partially offsetting the movement of our money market deposits into higher rate deposit alternatives. The rate we pay on Reserve Funds is at a premium over the Federal funds rate. Reserve Funds have been used to support commercial loan growth and liquidity, at a cost less expensive than time deposits in 2004. We believe this funding source to be reliable and stable, and it continues to be part of our funding strategy in 2005. The cost of average money market deposits declined 37 basis points to 1.22% for 2004 compared to 1.59% for 2003. We would expect the cost of money market deposits to increase in 2005 based on the projected interest rate environment for 2005.

Total average time deposits, consisting of both certificates of deposit of $100,000 or more and other time deposits, modestly increased 4.5% or $26.9 million to $621.8 million from $594.9 million in 2003. The CD portfolio’s maturity profile is relatively short, with average months to maturity of approximately 12 months at December 31, 2004. Due to the repricing characteristics and pricing of time deposits in relation to other deposit products, the average cost of time deposits declined 48 basis points in 2004 to 2.64% from 3.12% in 2003. At December 31, 2004 total average time deposits represented 36.8% of average total deposits compared to 42.6% during 2003. We have selectively marketed CDs in our new markets during 2004 for greater marketplace identity. In addition, to help fund our loan growth and retain retail CD relationships we introduced a competitively priced two-year CD product. We then used interest rate swaps to change the pricing characteristics of some of these funds, lower our cost of funds and better match the repricing characteristics of our floating rate commercial loans. We also market our CDs nationally through a computer-based software service. These CDs totaled $104.8 million at December 31, 2004 compared to $65.5 million at December 31, 2003. This funding source has been a dependable management tool for liquidity and funding purposes although historically, these funds tend to be more costly. We would expect time deposits to be a more important funding source in 2005 as rates begin to rise.

The following table details amounts and maturities for certificates of deposit of $100,000 or more for the years indicated:

	December 31,
(in thousands)	2004	2003

Maturity Range:
Within three months	$53,102	$36,740
After three months but within six months	22,833	28,701
After six months but within twelve months	32,866	24,213
After twelve months	58,182	44,293

Total	$166,983	$133,947

We will continue to execute our retail strategy in 2005 and expect to attract lower cost core deposits and effectively manage our cost of funds in what is expected to be a higher interest rate environment, while increasing net interest income and our net interest margin. For 2005, we have introduced a new savings product called “Simply Better Savings” and a new checking product called “Preferred Choice Checking,” which comes with free on line bill payment, to all of our markets. Our new competitively priced savings product is expected to change the composition of our deposit base and we believe help retain “Simply Better Checking” balances repricing off of their initial 12-month introductory rate. In addition, this product will be showcased during 2005 as we open new branches. Enhanced cash management services will also be available in the first half of this year to our business and commercial customers. We believe these new products and services, along with the marketing of existing products and services, should help us manage our cost of funds in a rising interest rate environment, and create and expand profitable retail and business relationships.

While we believe we have the tools to effectively manage our cost of funds, there are significant challenges for 2005. With the firming of financial markets and increased competition from other financial institutions, we may not be able to fund our asset growth with lower cost core deposits as our customers seek the highest return possible on their funds. Funding our growth with higher cost deposits would potentially have a negative affect on net interest income and our net interest margin.

Borrowed Funds

We utilize borrowed funds for our earning asset growth not provided by deposit generation and for asset and liability management purposes. Borrowed funds consist primarily of FHLB advances. Borrowed funds totaled $816.0 million at December 31, 2004, an increase of $30.5 million or 3.9% when compared to $785.5 million at December 31, 2003. The increase in borrowed funds was due principally to the increase in FHLB advances and subordinated debentures. We believe that as we continue to implement our retail strategy that borrowed funds will represent a less significant portion of our funding. At December 31, 2004, borrowed funds declined to 29.1% of our assets compared to 32.3% at year-end 2003.

FHLB advances totaled $742.0 million at December 31, 2004 compared to $726.0 million at December 31, 2003. The increase in advances in 2004 was due to $20.0 million in short-term advances used to bolster short-term liquidity at year-end. Those advances were paid off in January  2005. Our FHLB advance portfolio is collateralized by securities and mortgages (residential and commercial). At December 31, 2004, we had $473.5 million in advances collateralized by securities and $268.5 million by mortgages. As additional commercial and residential mortgages qualify as collateral, it is our intent to replace securities collateral with mortgage collateral when advances are renewed to enhance our liquidity profile.

We have used FHLB advances for funding earning asset growth, enhancing liquidity, managing interest risk and funding the purchase of certain securities. We currently own $37.1 million of FHLB stock due to requirements associated with these borrowings. Our FHLB advances at December 31, 2004 were comprised of $79.0 million in advances priced at or near one-month or three-month LIBOR, all maturing in 2005, callable advances totaling $659.0 million and $4.0 million in term funding. Callable advances have terms of five to ten years and are callable after periods ranging from three months to five years. Callable borrowings totaled $669.0 million at December 31, 2004, of which $556.0 million have call dates in 2005. Generally, as interest rates continue to rise, advances have more likelihood of being called, while the opposite is true when rates fall. Based on our analysis at the end of 2004 we would not expect to see significant calls in 2005 unless interest rates were to rise 275 basis points from year-end 2004 levels. Maturing LIBOR based advances in December totaling $30.0 million were renewed in comparatively longer term callable advances with call dates of one or two years. We determined to extend these advances based on attractive opportunities presented by the treasury yield curve at that time. We believe the cost on these advances will be relatively less expensive based on the outlook for interest rates in 2005.

Excluding subordinated debentures, borrowed funds averaged $738.1 million in 2004, a decrease of $4.8 million from the $742.9 million average reported in 2003. The average cost of borrowed funds, driven primarily by FHLB advance rates, increased seven basis points to 4.89% during 2004 compared to 4.82% during 2003. The increase in cost is primarily the result of LIBOR based advances pricing higher as short-term interest rates increased in the second half of 2004. Our FHLB advances represent a comparatively more expensive piece of our funding base. The fixed rate portion of our FHLB advance portfolio will become less expensive should rates continue to rise, although the likelihood of calls could increase as well. We are evaluating strategies to change the pricing characteristics of our fixed rate advances using derivatives. Those decisions will be dependent on several factors including our view of future interest rates, and asset and liability management objectives.

Subordinated Debentures

We have obtained a portion of capital needed to support the growth of the Bank and for other purposes through the sale of subordinated debentures of Yardville National Bancorp to subsidiary statutory business trusts of Yardville National Bancorp (“trusts”). These trusts exist for the sole purpose of raising funds through the issuance of trust preferred securities, typically in private placement transactions, and investing the proceeds in the purchase of the subordinated debentures. The interest rate on the subordinated debentures is identical to the interest rate on the trust preferred securities. Subordinated debentures are the sole assets of each trust and each trust is obligated to distribute all proceeds of a redemption of the subordinated debentures, whether voluntary or upon maturity, to holders of its trust preferred securities. Yardville National Bancorp’s obligation with respect to the subordinated debentures, when viewed together with the obligations of each trust with respect to its trust preferred securities, provides a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of each trust to pay amounts when due on the trust preferred securities of each respective trust.

As of December 31, 2004, our trust subsidiaries, along with the transaction date, principal amount of subordinated debentures issued, interest rate of subordinated debentures, maturity date of subordinated debentures, commencement date for redemption of subordinated debentures, and principal use of proceeds, were comprised of the following:

(in thousands)		Principal	Interest	Maturity	Earliest Date upon
		Amount of	Rate for	Date of	which
		Subordinated	Subordinated	Subordinated	Redemptions are
Name of Trust	Transaction Date	Debentures	Debentures	Debentures	Permitted

Yardville Capital Trust II	June 2000	$15,464	9.50%	June 22, 2030	June 23, 2010

Yardville Capital Trust III	March 2001	$6,190	10.18%	June 8, 2031	June 8, 2011

Yardville Capital Trust IV	February 2003	$15,464	Floating rate based on three month LIBOR plus 340 basis points	March 1, 2033	March 1, 2008

Yardville Capital Trust V	September 2003	$10,310	Floating rate based on three month LIBOR plus 300 basis points	October 8, 2033	October 8, 2008

Yardville Capital Trust VI	June 2004	$15,464	Floating rate based on three month LIBOR plus 270 basis points	July 23, 2034	July 23, 2009

Total		$62,892

The principal use of proceeds for Yardville Capital Trust, II, III and V were contributed as capital to the Bank to support growth. A portion of the proceeds of Yardville Capital Trust IV were used to retire the subordinated debentures of Yardville Capital Trust in March 2003 with the remainder contributed as capital to the Bank to support growth. The proceeds from Capital Trust VI are being used to meet cash flow needs of the holding company, which may include contributions of capital to the Bank to support growth. The cost of subordinated debentures declined 107 basis points to 6.66% in 2004 compared to 7.73% in 2003. Floating rate subordinated debentures represented approximately 66% of total subordinated debentures of $62.9 million at December 2004 and were comparatively less expensive than fixed rate subordinated debentures.

Borrowed funds also include $377,000 related to our Employee Stock Ownership Plan (ESOP).

With our deposit base continuing to grow we expect that borrowed funds as a percentage of assets will continue to diminish in importance. As interest rates rise, fixed rate advances will become more valuable and may provide management with the opportunity to reposition or retire a portion of our borrowings. We will use derivatives, if appropriate, to change the pricing characteristics of our borrowed funds to protect or improve future income streams.

CONTRACTUAL OBLIGATIONS, COMMITMENTS, CONTINGENT LIABILITIES, AND OFF –BALANCE SHEET ARRANGEMENTS

The following table presents, as of December 31, 2004, our significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts, or other similar carrying value adjustments.

	Payments due by period
	Less			More
	than 1			than
(in thousands)	year	1 -3 years	3 -5 years	5 years	Total

Contractual Obligations
Time deposits	$350,409	$257,327	$32,243	$—	$639,979
Borrowed funds	80,130	26,500	533,500	113,000	753,130
Subordinated debentures	—	—	—	62,892	62,892
Operating lease obligations	2,455	7,383	2,274	7,968	20,080
Other long-term liabilities	1,133	92	1,445	3,555	6,225

Total	$434,127	$291,302	$569,462	$187,415	$1,482,306

In the normal course of business, we enter into certain contractual obligations. Such obligations include obligations to make future payments on debt and lease arrangements, as well as payments on deferred compensation and postretirement benefits. We have no capital lease obligations or other significant long-term contractual obligations. Time deposits are shown at the maturity date. Borrowed funds include periodic payments of principal. Noncallable borrowed funds are shown at the maturity date, while callable borrowed funds are shown at either the call date, if a call was deemed likely at December 31, 2004, or otherwise at the maturity date. Subordinated debentures are shown at the maturity date.

We enter into a variety of financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and letters of credit, both of which involve to varying degrees, elements of risk in excess of the amount reflected in the consolidated financial statements.

Credit risk for letters of credit is managed by limiting the total amount of arrangements outstanding and by applying normal credit policies to all activities with credit risk. Collateral is obtained based on management’s credit assessment of the customer. The contract amounts of off-balance sheet financial instruments as of December 31, 2004 and 2003 for commitments to extend credit were $406.8 million and $305.5 million, respectively, and for letters of credit, were $36.2 million and $28.2 million, respectively. Commitments to extend credit and letters of credit may expire without being drawn upon, and therefore, the total commitment amounts do not necessarily represent future cash flow requirements.

Further discussion of our “Other Commitments and Contingent Liabilities” is included in Note 14 of Notes to the Consolidated Financial Statements. In addition, we have commitments and obligations under other postretirement benefit plans as described in Note 10 of Notes to the Consolidated Financial Statements.

Asset and Liability Management

Asset and liability management involves the evaluation, monitoring, and managing of market risk, interest rate risk, liquidity risk and the appropriate use of capital, while maximizing profitability. Our Asset and Liability Committee (ALCO) provides oversight to the risk management process. This committee consists of both management and members of the Board of Directors. ALCO recommends policy guidelines regarding exposure to interest rates, and liquidity and capital limits for approval by the Board of Directors. Adherence to these policies is monitored on an ongoing basis and decisions related to the management of interest rate exposure due to changes in balance sheet composition and/or market interest rates are made when appropriate and agreed to by ALCO and approved by the Board of Directors. One of the primary goals of asset and liability management is to prudently maximize net interest income. The risk to net interest income is derived from the difference in the maturity and repricing characteristics between assets and liabilities.

Market and Interest Rate Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Market risk arises principally from interest rate risk inherent in loans, securities, deposits and borrowings. We seek to manage our asset and liability portfolios to help reduce any adverse impact on net interest income and earnings caused by fluctuating interest rates. We are subject to interest rate risk because:

•	assets and liabilities may mature or reprice at different times (for example, if assets reprice faster than liabilities and interest rates are generally falling, earnings will initially decline).
•	assets and liabilities may reprice at the same time but by different amounts (for example, when the general level of interest rates is falling, we may reduce rates paid on checking and savings accounts by an amount that is less than the general decline in market interest rates).
•	short and long-term interest rates may change by different amounts; or
•	the remaining maturity of various assets or liabilities may shorten or lengthen as interest rates change. In addition, interest rates may have an indirect impact on loan demand, credit losses and other sources of earnings.

The primary goals of our interest rate risk management are to control exposure to interest rate risk inherent in our balance sheet, determine the appropriate risk level given our strategic objectives, and manage the risk consistent with ALCO and the Board of Directors’ approved limits and guidelines. These limits and guidelines reflect our tolerance for interest rate risk over both short- and long-term time horizons. Our ALCO meets monthly to discuss pertinent asset and liability issues. On a quarterly basis, we provide a detailed review of our interest rate risk position to the Board of Directors.

We manage and control interest rate risk by identifying and quantifying interest rate risk exposures through the use of net interest income simulation and economic value at risk models. Both measures may change periodically as the balance sheet composition and underlying assumptions change.

We also use a traditional gap analysis that complements the simulation and economic value at risk modeling. The gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also does not fully account for embedded options, caps and floors. The gap analysis is prepared based on the maturity and repricing characteristics of interest earning assets and interest bearing liabilities for selected time periods.

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

As indicated in the table, our one-year gap position at December 31, 2004 was 4.2%. Beginning in the second half of 2004, prime related commercial loans with floors totaling approximately $716.0 million started to reprice higher. Prior to the first increase in the Federal funds rate in late June 2004, these floating rate loans were at their floors, which effectively converted these floating rate loans to fixed rate loans. The targeted Federal funds rate increased 125 basis points by year-end 2004 and approximately 90% of our floating rate loans were off their floors at December 31, 2004. The combination of adding callable FHLB advances and Simply Better Checking deposits, in addition to floating rate commercial loans coming off their floors has resulted in our increasing positive gap.

Gaps, as a static measurement, cannot capture the effects of options on earnings. Generally, a financial institution with a positive gap position will most likely experience an increase in net interest income during periods of rising rates and decreases in net interest income during periods of falling interest rates.

Included in the analysis of our gap position are certain savings, money markets and interest bearing demand deposits, which are less sensitive to fluctuations in interest rates than other interest bearing sources of funds. In determining the sensitivity of such deposits, we review the movement of our deposit rates relative to market rates over a 12-month period. Historically, we had used regression analysis to determine deposit sensitivity, but due to the lower interest rate environment experienced over the last several years, recent pricing patterns are considered a more accurate tool.

	December 31, 2004
RATE SENSITIVE ASSETS AND LIABILITIES
			More than	More than	More than	More than
	Under	Six months	one year	two years	five years	ten years
	six	through	through	through	through	and not
(in thousands)	months	one year	two years	five years	ten years	repricing	Total

Assets
Cash and due from banks	$—	$—	$—	$—	$—	$32,115	$32,115
Federal funds sold and interest bearing deposits	48,066	—	—	—	—	—	48,066
Available for sale securities	57,123	104,126	147,109	258,676	129,168	106,323	802,525
Investment securities	1,163	1,136	1,960	9,041	28,296	36,661	78,257
Loans	858,225	80,041	144,308	522,338	97,891	79,789	1,782,592
Other assets, net	—	—	—	—	—	62,362	62,362

Total Assets	$964,577	$185,303	$293,377	$790,055	$255,355	$317,250	$2,805,917

Liabilities and Stockholders’ Equity
Non-interest bearing demand	$—	$—	$—	$—	$—	$202,196	$202,196
Savings and interest bearing demand	140,696	132,970	32,800	202,463	126,828	—	635,757
Money market	116,235	47,141	—	—	168,696	—	332,072
Certificates of deposit of $100,000 or more	75,935	32,866	37,498	20,684	—	—	166,983
Other time deposits	147,233	94,375	150,098	81,290	—	—	472,996

Total deposits	480,099	307,352	220,396	304,437	295,524	202,196	1,810,004
Borrowed funds	80,130	—	20,000	653,000	—	—	753,130
Subordinated debentures	40,000	—	—	—	—	22,892	62,892
Other liabilities	—	—	—	—	—	19,733	19,733
Stockholders’ equity	—	—	—	—	—	160,158	160,158

Total Liabilities and Stockholders’ Equity	$600,229	$307,352	$240,396	$957,437	$295,524	$404,979	$2,805,917

Gap	364,348	(122,049)	52,981	(167,382)	(40,169)	(87,729)
Derivative instruments (notional amounts)	(125,000)	—	125,000	—	—	—

Gap after derivative instruments	239,348	(122,049)	177,981	(167,382)	(40,169)	(87,729)
Cumulative gap	239,348	117,299	295,280	127,898	87,729	—
Cumulative gap to total assets	8.5%	4.2%	10.5%	4.6%	3.1%	—

Simulation Modeling

Our simulation model measures the volatility of net interest income to changes in market interest rates. We dynamically model our interest income and interest expenses over specified time periods under different interest rate scenarios and balance sheet structures. We measure the sensitivity of net interest income over 12- and 24-month time horizons, based on assumptions approved by ALCO and ratified by the Board of Directors. The Board has established certain policy limits for the potential volatility of net interest income as projected by the simulation model.

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

The following table reflects the estimated change in net interest income from the base case scenario for a one- and two-year period based on our December 31, 2004 balance sheet:

	Percentage Change in
	Net Interest Income
Change in Market Interest Rates	2005	2006

+200 basis points	2.8%	0.6%
Flat	—	—
-200 basis points	-2.4%	-1.0%

Based on our simulation analysis, we believe our interest rate risk position remains fairly balanced over the next 12 to 24 months whether we experience either rising or falling interest rates. Our net interest income will benefit most from gradually rising interest rates due to our asset-sensitive profile. Through changes in the composition and characteristics of the balance sheet in 2004, we have positioned ourselves to experience rising net interest income levels in 2005 and a higher net interest margin in what is expected to be a gradually rising rate environment. Throughout 2004, the majority of our new commercial loans had floating rates of interest. During 2004 we extended the duration of our securities portfolio, which enhanced current period earnings but reduced modestly the expected net interest income improvement in a higher interest rate environment. The effect of funding the majority of our loan growth with Simply Better Checking deposits provided a benefit in a higher interest rate environment but increased the risk to net interest income in a lower rate environment. The asset-sensitive profile continued through year-end 2004 as liabilities were lengthened as floating rate borrowings were changed to callable borrowings at their maturity dates and additional commercial loans came off of their floors. While we anticipate positive net interest income improvement in a gradually rising interest rate environment, two factors could limit the extent of the improvement. First, our modeling assumes that our core deposit rates increase at a slower pace than overall interest rates. To the extent that we increase our core deposit rates faster than the model assumptions our benefit to rising rates will be reduced. In addition, approximately $360.0 million in floating rate commercial loans, tied to the prime rate of interest, have interest rate caps. The weighted average cap rate is 7.52% and the caps have an weighted average life of 43 months. The weighted average rate is 6.00%. If rates rise above the cap levels, these loans will become fixed rate loans.

We also measure, through simulation analysis, the impact to net interest income based on expected balance sheet growth scenarios, in addition to rate ramps or increases greater than 2% over 12- and 24-month periods. When factoring our 2005 financial projections (Growth Scenario) into the simulation model, we see similar results to our base case. Based on our simulation analysis, we believe our net interest income would be fairly comparable to our base case, assuming expected changes in balance sheet composition. Due to the assumptions used in preparing our simulation analysis, actual outcomes could differ significantly from the simulation outcomes.

Economic Value at Risk

We also measure long-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting cash flows from our assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. The sensitivity of EVE to changes in the level of interest rates is a measure of the sensitivity of long-term earnings to changes in interest rates. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists our percentage change in EVE in a plus or minus 200 basis point rate shock at December 31, 2004 and 2003. The policy guideline is –25%. Due to the low interest rate environment in 2003, not all interest rates could be shocked 200 basis points.

	Percentage Change in EVE
Change in Market Interest Rates (Rate Shock)	2004	2003

+200 basis points	-17	-22
-200 basis points	-22	-8

Based on the underlying assumptions, we were within our policy guidelines at year-end 2004 and 2003. During 2004, our longer-term interest rate risk profile was modestly better in a plus 200 basis point rate shock at December 31, 2004 compared to the same period in 2003. In an immediate interest rate increase of 200 basis points our profile was slightly improved from its 2003 level due to growth in our core deposit base and the lengthening of liability durations. At December 31, 2004, our most significant long term interest rate risk exposure as measured by EVE, is the exposure to lower rates. The risk relates primarily to our FHLB callable advances. Due to their above market interest costs, these advances reduce the present value of equity. Due to the relatively longer maturity dates of these advances, the downward rate shock results in significant market losses on our holdings and negatively impacts our present value of equity. Management believes that as these advances move closer to their maturity dates and become a smaller portion of our funding base that their negative impact on our longer term interest rate risk profile will moderate over time. Management believes that the likelihood of a 200 basis point drop in rates is small, and therefore, additional actions to limit this risk are not required. We do continue to closely monitor our longer-term rate exposures and evaluate strategies to reduce risk while still reaching financial goals.

Certain shortcomings are inherent in the methodology used in the previously discussed interest rate risk measurements. Modeling changes in the simulation and EVE analysis require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. There are many factors that management evaluates when constructing the assumptions used in short-term and long-term interest rate risk models. One of the most important assumptions involves deposits without fixed maturity dates. These include non-interest bearing demand, interest bearing demand, savings and money market deposits, and represent a significant portion of our deposit base. We believe these deposits are less sensitive to changes in interest rates than other interest bearing assets and liabilities on our balance sheet. The balance of these deposits and the rates paid on them may fluctuate due to changes in market interest rates, competition, or by the fact that customers may add or withdraw these deposits at any time at no cost. These characteristics and the lack of a maturity date makes modeling these deposits for both simulation and EVE purposes very difficult. A modest change in the maturity term or repricing characteristics can result in very different outcomes. Since each financial institution assigns different repricing and maturity terms to these non-maturity deposits, comparing risk between institutions without understanding the treatment of non-maturity deposits has limited value. Another source of uncertainty reflects the options embedded in many of our financial instruments, which included loans, investments and callable FHLB advances. To deal with the many uncertainties when constructing either short or long-term interest rate risk measurements, management has developed a number of assumptions. Depending on the product or behavior in question, each assumption will reflect some combination of market data, research analysis and business judgment. Assumptions are reviewed periodically with changes made when deemed appropriate.

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

Derivatives

We use and expect to use derivatives in the future to manage our exposure to interest rate risk. All derivatives are recorded on the balance sheet at fair value with realized and unrealized gains and losses included in the results of operations or in other comprehensive income, depending on the nature and purpose of the derivative transaction. Derivative interest rate contracts may include interest rate swaps, caps and floors, and are used to modify the repricing characteristics of specific assets and liabilities. (See Notes 1 and 18 of the “Notes to Consolidated Financial Statements.”)

During 2004, we competitively priced two-year CDs to fund commercial loan growth and improve our liquidity profile by locking in funding for the next twenty-four months. Over this same period the majority of our commercial loan growth had floating rates tied to the prime rate of interest. This resulted in a significant mismatch between the repricing characteristics of these loans and the CDs. This mismatch exposed us to interest rate risk. To reduce this risk we entered into $125.0 million in notional value pay floating swaps designated as fair value hedges at inception. These swaps allowed us to more closely match the repricing characteristics of the CDs with the loans, and lock in spreads of approximately 300-325 basis points for the period of the swaps should rates either rise or fal. These transactions reduced interest expense on time deposits by $497,000 for the year ended December 31, 2004.

The credit risk associated with these derivative instruments is the risk of nonperformance by the counter party to the agreements. We deal only with counter parties of good credit standing and have established counter party credit limits. We do not expect any counter parties to fail to perform.

Liquidity Risk

The objective of effective liquidity management is to meet the cash flow requirements of depositors and borrowers, as well as the operating cash needs of YNB at the most reasonable cost. Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments as well as the risk of not being able to meet unexpected cash needs or unexpected deposit outflows.

ALCO is responsible for liquidity risk management. This committee recommends liquidity policy guidelines that are approved by the Board of Directors and receives detailed monthly reports on our liquidity position, including compliance with limits and guidelines. In addition, these reports include a review of forecast liquidity needs over time frames up to one year and the adequacy of funding sources to meet these needs. As part of liquidity risk management, we have developed a detailed contingency funding plan. On a quarterly basis, ALCO reviews the adequacy of funding in adverse environments due to changes in interest rates, credit markets or other external risks through its contingency funding report.

Traditional sources of liquidity include deposit growth and scheduled amortization and prepayment of loans and mortgage-backed securities principal. We emphasize maximizing and maintaining customer deposits through our relationship banking philosophy. Deposit rates and levels are monitored, and trends and significant changes are reported up through ALCO. Deposit strategies are reviewed for consistency with our liquidity policy objectives. In addition, we have used and may continue to use borrowed funds to support and enhance liquidity. In addition to the ongoing execution of our retail strategy in 2004, which has increased core deposits, we utilize a nationwide computer software-based service to raise funds through placement of CDs to bolster liquidity and fund loan growth. Brokered CD facilities are also available as another source of liquidity. Mortgage-backed securities represented approximately 56% of total securities at December 31, 2004 and generated substantial cash flows of approximately $188 million during 2004, which strengthened liquidity. While maturities and scheduled amortization of loans and MBS are generally a predictable source of funds, deposit flows and securities prepayments are greatly influenced by interest rates and competition.

We are eligible to borrow additional funds from the FHLB subject to its stock and collateral requirements, and individual advance proposals based on FHLB credit standards. FHLB advances are collateralized by securities as well as residential and commercial mortgage loans. Subject to collateral requirements, we also maintain lines of credit totaling approximately $300 million at December 31, 2004 with the FHLB and three brokerage firms. We also have the ability to borrow at the Federal Reserve discount window. We also maintain unsecured Federal funds lines totaling $29 million with five correspondent banks for daily funding needs.

At the financial holding company level, we use cash to pay dividends to stockholders and interest due on subordinated debentures. The principal source of funding for these payments generally comes from dividends from the Bank.

During 2004, we continued actions to further strengthen our liquidity profile. The ongoing execution of our retail strategy has increased core deposits. Core deposits have historically provided a relatively stable source of funding. We hold a diversified portfolio of marketable securities from which funds could be promptly generated. Total unpledged securities were approximately $368.4 million (market value) at December 31, 2004. In addition, mortgage-backed securities have provided cash flows to support asset growth in 2004. Effective liquidity planning and management will be critical in funding loan growth at a reasonable cost to achieve profitability targets in 2005. We believe the ongoing execution of our retail strategy, cash flows from our securities portfolios, competitive bidding on Surrogate’s deposits and the development of additional funding sources will provide the funding to achieve profitability goals in 2005.

Capital Management

The management of capital in a highly regulated environment requires a balance between earning the highest return for stockholders while maintaining sufficient capital levels for proper risk management, satisfying regulatory requirements, and for future expansion. Our capital management is designed to generate attractive returns on equity to our stockholders and to assure that we are always well capitalized, as defined by regulatory authorities, while having the necessary capital for our expansion plans.

Stockholders’ equity at December 31, 2004 totaled $160.2 million compared to $143.6 million at December 31, 2003. The increase in stockholders’ equity was primarily due to the increase in undivided profits. The increase in equity of $16.6 million or 11.6% resulted from earnings of $18.5 million, proceeds of $965,000 from exercised stock options, proceeds of $451,000 from shares issued through our dividend reinvestment plan, $378,000 from allocated ESOP shares, and an increase of $163,000 associated with the fair market adjustment related to the allocation of shares from the ESOP, partially offset by cash dividend payments of $4.8 million and positive adjustment to equity of $936,000 from the appreciation in market value of securities available for sale.

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

The balance of unallocated ESOP shares at December 31, 2004 was $377,000. The annual expenses associated with the ESOP were $550,000 in 2004, $618,000 in 2003 and $526,000 in 2002. These expenses include compensation expense, debt service on the loan and any adjustment required due to changes in the market value of the shares at time of allocation. The reason for the decrease in cost was related to common shares allocated.

In June 2003, the stockholders approved a non-qualified stock option plan for non-employee directors (The 2003 Directors Plan). The 2003 Directors Plan allows for the granting of 250,000 shares of our common stock at an option price no less than the market value of the stock on the date of grant. Options granted under this plan vest immediately and have a term not to exceed ten years. This plan provides for a grant of 3,000 options per year to each non-employee director who is a director on the day immediately after each annual meeting of stockholders. In addition, the 2003 Directors Plan allows for the granting of stock options to new non-employee directors. At December 31, 2004 there were 193,000 shares available for grant under the 2003 Director Plan.

Dividends declared on common stock for 2004 and 2003 totaled $0.46 per share, respectively. The dividend payout ratio was 26.0% for 2004, compared to 46.5% for 2003. The decrease in the dividend payout ratio was due to higher earnings in 2004.

Regulatory Capital

We are subject to capital guidelines under Federal banking regulations. These banking regulations relate a company’s regulatory capital to the risk profile of its total assets and off-balance sheet items, and provide the basis for evaluating capital adequacy. Under these guidelines, assets and certain off-balance sheet items are assigned to broad risk categories each with applicable weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and certain off-balance sheet items. These guidelines require a minimum ratio of total risk based capital to total risk-weighted assets (“total risk based capital”) of 8%, Tier 1 capital to total risk-weighted assets (“Tier 1 risk based”) of 4% and a Tier 1 capital to average total assets (“Tier 1 leverage”) of at least 4%.

At December 31, 2004, the most recent notification from the appropriate Federal regulator categorized the Company as “well capitalized” under the regulatory framework. Under the capital adequacy guidelines, a well capitalized institution must maintain a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 6% and a Tier 1 leverage ratio of at least 5%.

The following table sets forth our regulatory capital ratios at December 31, 2004, 2003 and 2002:

	December 31,
(in thousands)	2004	2003	2002

Tier 1 leverage	8.0%	8.0%	8.2%
Tier 1 risk based	10.1%	11.1%	11.8%
Total risk based	11.4%	12.1%	13.0%

Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003. FIN 46 applies immediately to enterprises that hold a variable interest in variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 to enterprises that hold a variable interest in variable interest entities created before February 1, 2003. In December 2003, FASB issued a revised version of FIN 46 (“FIN 46R”), which required us to deconsolidate our subsidiary trusts. This change in accounting guidance led to some uncertainty as to the Tier 1 capital treatment of trust-preferred securities under FRB’s capital adequacy regulations.

Partly in response to this accounting change, the FRB has amended its risk-based capital standards for bank holding companies to allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 Capital subject to stricter quantitative limits and qualitative standards. Under the amended rule, the aggregate amount of trust preferred securities and certain other Capital instruments would be limited to 25% of Tier 1 Capital, net of goodwill less any associated deferred tax liability. The amount of trust preferred securities and certain other capital instruments in excess of the limit could be included in Tier 2 capital, subject to restrictions. The amended rule provides a five-year transition period for the application of the quantitative limits. The Company would continue to follow GAAP in accounting for these instruments for regulatory reporting purposes. The amended rule would not impact the Company’s existing treatment of trust preferred securities for purposes of computing its Tier 1 Capital, nor would it affect the capital adequacy rating of the Bank, which remains “well capitalized.”

Earnings Analysis for Prior Year
(2003 compared to 2002)

YNB earned $10.3 million or $0.97 per diluted share in 2003 compared to $14.0 million or $1.68 per diluted share in 2002. This represents a decrease of 26.4% and 42.3%, respectively, in 2003. The decrease in net income of $3.7 million in 2003 was due to a $5.0 million increase in the provision for loan losses, a $7.1 million increase in non-interest expense, and a $1.6 million decline in net securities gains, partially offset by net interest income growth of $6.7 million. The decrease in diluted earnings per share was attributable to both lower net income and to the significantly greater number of weighted average shares outstanding due to the full year impact in 2003 of the December 2002 stock offering.

Net Interest Income

Net interest income totaled $53.2 million in 2003, an increase of $6.7 million or 14.4% from net interest income of $46.5 million in 2002. The net interest margin, on a tax equivalent basis, increased six basis points to 2.42% from 2.36% in 2002. The improvement in net interest income and the net interest margin was primarily due to a lower cost on interest bearing liabilities of 62 basis points, which decreased interest expense by $5.5 million in 2003. Also contributing to the improvement in net interest income and the margin were increased volumes of loans offset by lower yields on interest earning assets.

Average interest earning assets increased $234.5 million or 11.6% to $2.26 billion for 2003, compared to $2.03 billion for 2002. As a result, interest income rose to $121.5 million during 2003, compared to $120.3 million for 2002. The level of interest income improvement was impacted by the 57 basis point decline in the yield on average interest earning assets to 5.37% for 2003 compared to 5.94% for 2002. During 2003, the historically low interest rate environment resulted in continued pressure on earning asset yields.

The growth in average interest earning assets was principally in commercial loans. Loans averaged $1.32 billion for 2003, representing an increase of $237.9 million, or 21.9% when compared with $1.09 billion for 2002. During this same period, loan yields declined 49 basis points to 6.46%, partially offsetting higher loan balances. The principal driver of increased interest and fees on loans of 13.4% in 2003 compared to 2002 was the higher level of average commercial loans. Approximately 46% of our commercial real estate and commercial and industrial loans have floating rates typically tied to the prime rate of interest. In 2003, the average prime rate declined to 4.12% compared to 4.68% in 2002. Further impacting loan yields in 2003 were the lower rates earned on fixed rate loans during this historically low interest rate environment.

During 2003, average securities increased $13.8 million. Interest on securities, however, declined $8.4 million as the yield on the securities portfolio decreased 103 basis points to 4.02% in 2003 from 5.05% in 2002. The most significant factor contributing to the lower securities yield dealt with the largest segment of our securities portfolio, mortgage-backed securities. Higher than projected prepayment speeds resulted in significant cash flows and an acceleration of premium amortization which negatively impacted the yield on securities. The reinvestment of principal cash flows in a lower interest rate environment resulted in lower yields on newly purchased securities during 2003.

The lower interest rate environment that continued through 2003 resulted in a decline of $5.5 million or 7.4% in interest expense to $68.3 million from $73.8 million in 2002. The cost of interest bearing liabilities declined 62 basis points to 3.35% during 2003 as generally higher cost time deposits repriced lower to market levels or were replaced by lower cost savings, money market and interest bearing demand deposits. In addition, the cost on average total borrowings of $742.9 million and subordinated debentures of $40.4 million declined 13 basis points and 181 basis points, respectively, during 2003. Growth in average interest free demand deposits of $21.2 million to $139.3 million contributed to our overall lower funding costs. Our greater focus on retail banking and ability to establish long-term business relationships resulted in an increase in core business and personal checking accounts in 2003. Partially offsetting the decline in interest expense during 2003 was a $183.6 million, or 9.9% increase in average interest bearing liabilities.

Average savings, money market and interest bearing demand deposits increased $192.3 million, or 40.9% to $662.3 million during 2003 compared to $470.0 million for the same period in 2002. The corresponding cost of funds on these deposits declined 75 basis points to 1.64% in 2003 from 2.39% in 2002. Average time deposits decreased $23.1 million to $594.9 million during 2003 from $618.0 million the prior year. The related cost of our average time deposits declined 59 basis points to 3.12% during 2003 from 2002. The combination of lower interest rates and the change in composition of our interest bearing deposits resulted in a 80 basis point decline in interest bearing deposits to 2.34% from 3.14% during 2002.

Provision for Loan Losses

The provision for loan losses totaled $9.4 million for 2003, an increase of $5.0 million when compared to $4.4 million for 2002, with the increase attributable to higher net loan charge offs, principally related to two problem credits in the last quarter of 2003, and overall loan growth. Net loan charge offs increased to $8.9 million in 2003 compared to $1.1 million in 2002.

Non-interest Income

Non-interest income, excluding securities gains and the sale of our former operations building, increased $932,000 or 17.9% to $6.2 million for 2003 when compared to $5.2 million for 2002. The increase was due to higher service charge income and other service related fees of $424,000 due to a greater number of transactional deposit accounts and the expansion of our customer base using fee-based services. Additional income on BOLI of $358,000 contributed to the increase in non-interest income in 2003 as well.

During 2003, fee-based services, which include automated teller machine fees on non-customers, Second Check® fees and check fees, increased 20.9% to $1.4 million in 2003 from $1.1 million in 2002. Other non-interest income totaled $701,000 in 2003, an increase of $542,000 when compared to $159,000 in 2002. Accounting for this increase was the sale of our former operations building to a board member, which resulted in a $429,000 gain, and to a lesser extent, income derived from mortgage servicing and safe deposit box rentals.

During 2003 we offered enhanced internet and cash management products and services designed to generate fee income and build non-interest income. While achieving some success, non-interest income, excluding securities gains and the sale of our former operations building, represented a modest 4.8% of total revenues in 2003 compared to 4.2% in 2002.

Non-interest expense

Non-interest expense totaled $38.2 million in 2003, an increase of $7.1 million or 22.9% compared to $31.0 million in 2002. The largest increases in non-interest expense in 2003 were primarily in salaries and employee benefits, equipment, marketing and other expenses.

Salaries and employee benefits increased $3.5 million or 19.8% to $21.4 million for the year ended December 31, 2003 compared to $17.9 million for the same period in 2002. Increases in lending, administrative, product support and risk management staffing and the full impact of additional staffing for the three new branches opened in 2002, as well as the partial impact of three new branches opened in 2003, all as part of our retail strategy, were reflected in the increase of salaries and employee benefits. Equipment expense increased $532,000 or 22.0% to $2.9 million in 2003 from $2.4 million in 2002. The increase in equipment expense was primarily related to additional equipment maintenance and depreciation costs. Marketing expenses increased by $557,000 or 50.5% in 2003 to $1.7 million, compared to $1.1 million in 2002. The increase in expense was attributable to marketing campaigns designed to increase low cost core deposits, further develop our brand image and our continued support of community activities. Other expenses, which included a variety of professional fees, costs associated with the origination of commercial loans and other operating expenses, totaled $3.3 million in 2003 compared to $2.0 million in 2002.

Excluding net securities gains and the sale of our former operations building in 2003, our efficiency ratio was 64.31% and 60.04% for 2003 and 2002, respectively.

Income Taxes

The provision for Federal and state income taxes was $3.4 million in 2003 compared to $5.4 million in 2002. For 2003, the effective tax rate was 25.1% compared to 27.7% for 2002. Our effective tax rate declined, principally due to higher levels of the tax-exempt income, and tax benefits from ownership of certain real estate assets used by the Bank in a real estate investment trust subsidiary.

Recent Accounting Pronouncements

On September 30, 2004, the FASB issued Staff Position Emerging Issues Task Force (“EITF”) Issue No. 03-01, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-01, provides guidance for evaluation whether an investment is other-than-temporarily impaired and was originally effective for other-than-temporarily impairment evaluations made in reporting periods beginning after June 15, 2004. The delay in the effective date for the measurement and recognition guidance contained in paragraphs 10 through 20 of EITF Issue No. 03-01 does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in paragraphs 21 and 22 of EITF Issue No. 03-01 remains effective. The delay will be superceded concurrent with the final issuance of EITF Issue No. 03-01a, which is expected to provide implementation guidance on matters such as impairment evaluations for declines in value caused by increases in interest rates and/or sector spreads.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and superceded APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related guidance. SFAS No. 123 (revised 2004) established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost results from all share-based payment transactions be recognized in the financial statements.

This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We will adopt FAS 123R effective July 1, 2005 as required and will use the modified prospective transition method. Under this method, awards modified or settled after July 1, 2005 will be measured and accounted for in accordance with FAS 123R. In addition, beginning July 1, 2005, expense must be recognized for unvested awards that were granted prior to July 1, 2005. The expense will be based on the fair value determined at the date of grant. We do not expect the adoption of SFAS No. 123 (revised 2004) will have a material impact on our financial condition or results of operations.

Quarterly Financial Data (unaudited)

	Three Months Ended
(in thousands, except per share data)	December 31	September 30	June 30	March 31

2004
Interest income	$37,897	$36,048	$33,701	$32,218
Interest expense	18,411	17,529	16,733	16,472

Net interest income	19,486	18,519	16,968	15,746
Provision for loan losses	2,800	2,400	1,975	2,450
Non-interest income	1,593	2,296	1,716	2,374
Non-interest expense	11,157	10,622	10,583	10,287

Income before income tax expense	7,122	7,793	6,126	5,383
Income tax expense	2,386	2,344	1,664	1,505

Net income	$4,736	$5,449	$4,462	$3,878

Earnings per share-basic	$0.45	$0.52	$0.43	$0.37
Earnings per share-diluted	0.43	0.50	0.41	0.36

2003
Interest income	$31,485	$30,143	$30,047	$29,794
Interest expense	16,676	16,933	17,215	17,465

Net interest income	14,809	13,210	12,832	12,329
Provision for loan losses	6,135	1,375	1,250	600
Non-interest income	1,880	2,104	2,538	1,572
Non-interest expense	10,698	9,648	9,166	8,647

Loss (income) before income tax (benefit) expense	(144)	4,291	4,954	4,654
Income tax (benefit) expense	(343)	1,129	1,362	1,298

Net income	$199	$3,162	$3,592	$3,356

Earnings per share-basic	$0.02	$0.30	$0.35	$0.32
Earnings per share-diluted	0.02	0.29	0.34	0.32

FORWARD-LOOKING STATEMENTS

This Annual Report contains express and implied statements related to our future financial condition, results of operations, plans, objectives, performance and business, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These may include statements that relate to, among other things, profitability, liquidity, adequacy of the allowance for loan losses, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Actual results may differ materially from those expected or implied as a result of certain risks and uncertainties, including, but not limited to, the results of our efforts to implement our retail strategy, adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses, interest rate fluctuations and other economic conditions, continued levels of our loan quality and origination volume, our ability to attract core deposits, continued relationships with major customers, competition in product offerings and product pricing, adverse changes in the economy that could increase credit-related losses and expenses, adverse changes in the market price of our common stock, compliance with laws, regulatory requirements and Nasdaq standards, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

Section 404 Assessment

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to conduct an annual assessment of our internal control over financial reporting and to include a report on, and an attestation by our independent registered public accountants, KPMG LLP, of the effectiveness of these controls, beginning in this Annual Report on Form 10-K as of December 31, 2004.

On November 30, 2004, the Securities and Exchange Commission issued an exemptive order under which certain companies are permitted to delay, for up to 45 days after the due date of their Annual Report on Form 10-K, the filing of the internal control report and the related attestation of the independent registered public accountants. The Company qualifies under the provisions of this exemptive order for such 45-day delay. In reliance on this exemptive order, this Annual Report on Form 10-K does not include the internal control report or related attestation, which the Company plans to file by amendment prior to the expiration of the 45-day extension.

The Company is currently performing its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, using the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control-Integrated Framework.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We have identified deficiencies that we do not consider to be “material weaknesses” but which we nonetheless believe should be remedied. These deficiencies have been disclosed to our Audit Committee and to our independent auditors. In conjunction with our internal auditors, we will continue to review, evaluate, document and test our internal controls and procedures as required under Section 404 of the Sarbanes-Oxley Act and may identify additional areas where disclosure and corrective measures are advisable or required.

Management has discussed its remedial action plans with the Audit Committee and will continue to provide periodic updates on progress made.

Limitations of Effectiveness of Controls

We note that, like other companies, any system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

We are continuing our assessment of the effectiveness of our internal control over financial reporting, and expect this review to be competed shortly. Yardville’s independent auditors, KPMG LLP, are also continuing their testing of the effectiveness of our internal control over financial reporting and their assessment of management’s assertion related to internal control over financial reporting as of the date this Form 10-K is filed. Any material weaknesses identified by management arising from the completion of our assessment or by the auditors upon completion of their attestation regarding our internal control over financial reporting will be included in an amended Form 10-K that will be issued on or before May 2, 2005.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Company

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held June 3, 2005.

Item 11. Executive Compensation

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held June 3, 2005. The information contained in the Company’s definitive proxy statement under the captions “Organization and Compensation Committee Report,” “Performance Graph” and “Audit Committee Report” shall not be deemed to be incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in Connection with its Annual Meeting of Stockholders to be held June 3, 2005.

Item 13. Certain Relationships and Related Transactions

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held June 3, 2005.

Item 14. Principal Accountant Fees and Services

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held June 3, 2005.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2005.

YARDVILLE NATIONAL BANCORP

By:	Patrick M. Ryan

Patrick M. Ryan, President and
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
Jay G. Destribats	Chairman of the Board	March 31, 2005
Jay G. Destribats	and Director

Patrick M. Ryan	Director, President	March 31, 2005
Patrick M. Ryan	and Chief Executive Officer

F. Kevin Tylus	Director, Senior Executive	March 31, 2005
F. Kevin Tylus	Vice President, Chief Operating Officer

Stephen F. Carman	Vice President, Treasurer, Principal Financial	March 31, 2005
Stephen F. Carman	Officer and Principal Accounting Officer

James E. Bartolomei	Director	March 31, 2005
James E. Bartolomei

Elbert G. Basolis, Jr.	Director	March 31, 2005
Elbert G. Basolis, Jr.

Lorraine Buklad	Director	March 31, 2005
Lorraine Buklad

Anthony M. Giampetro	Director	March 31, 2005
Anthony M. Giampetro

Sidney L. Hofing	Director	March 31, 2005
Sidney L. Hofing

Gilbert W. Lugossy	Director	March 31, 2005
Gilbert W. Lugossy

Samuel D. Marrazzo	Director	March 31, 2005
Samuel D. Marrazzo

Louis R. Matlack	Director	March 31, 2005
Louis R. Matlack

Martin Tuchman	Director	March 31, 2005
Martin Tuchman

Christopher S. Vernon	Director	March 31, 2005
Christopher S. Vernon

Robert L. Workman	Director	March 31, 2005
Robert L. Workman

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Condition

	December 31,
(in thousands, except share data)	2004	2003

Assets:
Cash and due from banks	$32,115	$25,785
Federal funds sold	6,769	7,370

Cash and Cash Equivalents	38,884	33,155

Interest bearing deposits with banks	41,297	20,552
Securities available for sale	802,525	798,007
Investment securities (market value of $79,954 in 2004 and $70,476 in 2003)	78,257	68,686
Loans	1,782,592	1,443,355
Less: Allowance for loan losses	(20,116)	(17,295)

Loans, net	1,762,476	1,426,060
Bank premises and equipment, net	10,431	12,307
Bank owned life insurance	44,501	42,816
Other assets	27,546	29,610

Total Assets	$2,805,917	$2,431,193

Liabilities and Stockholders’ Equity:
Deposits
Non-interest bearing	$202,196	$163,812
Interest bearing	1,607,808	1,319,997

Total Deposits	1,810,004	1,483,809

Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	742,000	726,000
Subordinated debentures	62,892	47,428
Obligation for Employee Stock Ownership Plan (ESOP)	377	755
Other	753	1,325

Total Borrowed Funds	816,022	785,508
Other liabilities	19,733	18,319

Total Liabilities	$2,645,759	$2,287,636

Commitments and Contingent Liabilities
Stockholders’ equity
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common Stock: no par value
Authorized 20,000,000 shares
Issued 10,691,213 shares in 2004 and 10,619,855 shares in 2003	91,658	90,079
Surplus	2,205	2,205
Undivided profits	69,860	56,152
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(377)	(755)
Accumulated other comprehensive loss	(28)	(964)

Total Stockholders’ Equity	160,158	143,557

Total Liabilities and Stockholders’ Equity	$2,805,917	$2,431,193

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2004	2003	2002

Interest Income:
Interest and fees on loans	$100,506	$85,529	$75,395
Interest on deposits with banks	371	121	60
Interest on securities available for sale	35,282	32,308	40,612
Interest on investment securities:
Taxable	137	192	690
Exempt from Federal income tax	3,221	2,796	2,345
Interest on Federal funds sold	347	523	1,157

Total Interest Income	139,864	121,469	120,259

Interest Expense:
Interest on savings account deposits	12,929	10,834	11,228
Interest on certificates of deposit of $100,000 or more	4,165	4,014	5,184
Interest on other time deposits	12,269	14,521	17,747
Interest on borrowed funds	36,071	35,799	36,403
Interest on subordinated debentures	3,711	3,121	3,214

Total Interest Expense	69,145	68,289	73,776

Net Interest Income	70,719	53,180	46,483
Less provision for loan losses	9,625	9,360	4,375

Net Interest Income After Provision for Loan Losses	61,094	43,820	42,108

Non-Interest Income:
Service charges on deposit accounts	3,134	2,388	2,203
Securities gains, net	1,297	1,513	3,084
Income on bank owned life insurance	1,766	2,036	1,678
Other non-interest income	1,782	2,157	1,339

Total Non-Interest Income	7,979	8,094	8,304

Non-Interest Expense:
Salaries and employee benefits	23,476	21,433	17,890
Occupancy expense, net	4,283	3,934	3,507
Equipment expense	3,123	2,955	2,423
Other non-interest expense	11,767	9,837	7,224

Total Non-Interest Expense	42,649	38,159	31,044

Income before income tax expense	26,424	13,755	19,368
Income tax expense	7,899	3,446	5,364

Net Income	$18,525	$10,309	$14,004

Earnings Per Share:
Basic	$1.77	$0.99	$1.72
Diluted	$1.71	$0.97	$1.68

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31, 2004, 2003 and 2002
							Accumulated
						Unallocated	Other
	Common	Common		Undivided	Treasury	ESOP	Comprehensive
(in thousands, except share amounts)	Shares	Stock	Surplus	Profits	Stock	Shares	Income (loss)	Total

BALANCE, December 31, 2001	8,042,568	$54,334	$2,205	$40,175	$(3,030)	$(800)	$361	$93,245
Net income				14,004				14,004
Unrealized gain - securities available for sale, net of tax of $4,646							9,032	9,032
Less reclassification of realized net gain on sale of securities available for sale, net of tax of $1,049							(2,035)	(2,035)

Total comprehensive income								21,001

Cash dividends ($0.44 per share)				(3,546)				(3,546)
ESOP fair value adjustment		110						110
Common stock issued:
Exercise of stock options	61,589	602						602
Common shares issued	2,300,000	34,251						34,251
ESOP shares allocated						400		400
Treasury shares acquired	(8,248)				(124)			(124)

BALANCE, December 31, 2002	10,395,909	$89,297	$2,205	$50,633	(3,154)	$(400)	$7,358	$145,939

Net income				10,309				10,309
Unrealized loss - securities available for sale, net of tax benefit of $3,772							(7,323)	(7,323)
Less reclassification of realized net gain on sale of securities available for sale, net of tax of $514							(999)	(999)

Total comprehensive income								1,987

Cash dividends ($0.46 per share)				(4,790)				(4,790)
ESOP shares acquired						(755)		(755)
ESOP fair value adjustment		221						221
Common stock issued:
Exercise of stock options	40,596	492						492
Dividend reinvestment plan	3,102	69						69
ESOP shares allocated						400		400
Treasury shares acquired	(346)				(6)			(6)

BALANCE, December 31, 2003	10,439,261	$90,079	$2,205	$56,152	(3,160)	$(755)	$(964)	$143,557

Net income				18,525				18,525
Unrealized gain - securities available for sale, net of tax of $958							1,779	1,779
Less reclassification of realized net gain on sale of securities available for sale net of tax of $454							(843)	(843)

Total comprehensive income								19,461

Cash dividends ($0.46 per share)				(4,817)				(4,817)
ESOP fair value adjustment		163						163
Common stock issued:
Exercise of stock options and related tax benefit	54,487	965						965
Dividend reinvestment plan	16,871	451						451
ESOP shares allocated						378		378

BALANCE, December 31, 2004	10,510,619	$91,658	$2,205	$69,860	(3,160)	$(377)	$(28)	$160,158

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,525	$10,309	$14,004
Adjustments:
Provision for loan losses	9,625	9,360	4,375
Depreciation	2,355	2,267	1,894
ESOP fair value adjustment	163	221	110
Amortization of deposit intangible	204	17	—
Amortization and accretion on securities	1,652	5,307	2,909
Gain on sales of securities available for sale	(1,297)	(1,513)	(3,084)
Gain on sale of bank branch	5	—	—
Writedown and loss on sale of other real estate	—	236	232
Increase in other assets	(306)	(7,226)	(2,598)
Increase (decrease) in other liabilities	1,414	(4,703)	5,181

Net Cash Provided by Operating Activities	32,340	14,275	23,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest bearing deposits with banks	(20,745)	(18,051)	(181)
Purchase of securities available for sale	(446,025)	(753,178)	(679,333)
Maturities, calls and paydowns of securities available for sale	240,415	592,237	379,487
Proceeds from sales of securities available for sale	202,139	168,215	237,492
Proceeds from maturities and paydowns of investment securities	6,297	7,129	15,755
Purchase of investment securities	(15,853)	(21,133)	(5,751)
Purchase of bank owned life insurance	—	—	(7,500)
Net increase in loans	(346,041)	(257,992)	(188,282)
Expenditures for bank premises and equipment	(1,125)	(2,366)	(3,190)
Proceeds from sale of bank branch	641	—	—
Proceeds from sale of other real estate	—	1,706	1,065

Net Cash Used by Investing Activities	(380,297)	(283,433)	(250,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market, and savings deposits	277,082	247,415	144,721
Net increase (decrease) in certificates of deposit	49,113	(35,892)	34,875
Net increase (decrease) in borrowed funds	15,050	(19,631)	50,598
Proceeds from issuance of subordinated debentures	15,464	25,774	—
Retirement of subordinated debentures	—	(11,856)	—
Proceeds from issuance of common stock	1,416	561	34,853
Decrease (increase) in unallocated ESOP Shares	378	(355)	400
Treasury shares acquired	—	(6)	(124)
Dividends paid	(4,817)	(4,790)	(3,546)

Net Cash Provided by Financing Activities	353,686	201,220	261,777

Net increase (decrease) in cash and cash equivalents	5,729	(67,938)	34,362
Cash and cash equivalents as of beginning of year	33,155	101,093	66,731

Cash and Cash Equivalents as of End of Year	$38,884	$33,155	$101,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$69,266	$70,822	$75,204
Income taxes	7,304	10,097	1,097

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers from loans to other real estate, net of charge offs	$—	$894	$16

See Accompanying Notes to Consolidated Financial Statements.

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Yardville National Bancorp is a registered financial holding company, which conducts a general commercial and retail banking business through its principal operating subsidiary, The Yardville National Bank (the Bank), a nationally chartered banking institution. The Bank provides a broad range of lending, deposit and other financial products and services with an emphasis on commercial real estate and commercial and industrial loans to small-to mid-sized businesses and individuals. Our existing and targeted markets are located in the corridor between New York City and Philadelphia. We operate 23 full-service branches including 15 branches in our primary market of Mercer County, New Jersey. We have expanded our franchise into the demographically attractive markets of Hunterdon, Somerset, and Middlesex Counties in New Jersey. The Bank is subject to competition from other financial institutions and non-bank providers of financial services. Yardville National Bancorp and the Bank are both subject to the regulations of certain Federal agencies and undergo periodic examinations by those regulatory authorities.

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

C. Securities. Securities that the Corporation has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. The premium or discount adjustments are recognized as adjustments to interest income, on a level yield basis. Securities that may be sold in response to, or in anticipation of, changes in interest rates, liquidity needs or other factors and marketable equity securities are classified as available-for-sale and carried at market value. The unrealized gains and losses on these securities are reported, net of applicable taxes, in accumulated other comprehensive (loss) income, a component of stockholders’ equity. All securities with unrealized losses are evaluated quarterly to determine whether the unrealized losses are other than temporary. If an unrealized loss is determined to be other than temporary, the security is written down to its market value with the loss recognized in the consolidated statements of income. Gains and losses on disposition are included in earnings using the specific identification method. Debt securities that are purchased and held primarily for the purpose of being sold in the near term are classified as trading. Trading securities are carried at market value with realized and unrealized gains and losses reported in non-interest income. There were no trading securities at December 31, 2004 or 2003.

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

     Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. The reserve percentage assigned to each risk-rating category is determined quarterly from historical loan loss rates, based on an eight-quarter rolling trend using migration analysis. Commercial risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as minimal, modest, better than average, average and acceptable. At December 31, 2004, the following reserve percentages were applied. Loans with acceptable risk were reserved at a range of 0.70% to 0.75%. Risk ratings of between 6 and 9 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard, doubtful and loss. Due to the higher level of risk, these loans were reserved at a range of 3.75% to 100%. Loans with a risk rating of 9 are considered to be a loss and would be reserved at 100%. At December 31, 2004, there were no 9 rated loans. In setting the reserve percentage for each risk rating, management uses a computer software program to perform migration analysis to determine historic loan loss experience. In addition, management relies on its judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates and level of business activity.

     At December 31, 2004, residential mortgage loans were assigned an individual risk reserve percentage of 0.04% due to the strong secured nature of these loans and the historically low level of losses experienced with this loan type. Multi-family residential loans are included in commercial real estate loans for reserve analysis purposes.

     Consumer loans include home equity loans, installment loans and all other loans. At December 31, 2004, home equity loans were assigned reserve percentages of 0.09% for the lowest risk to 0.13% for the highest risk. This range is reflective of the strict underwriting standards and the historically low level of losses experienced with these loans. All other secured consumer loans, primarily automobile loans, are reserved at a range of 0.63% to 3.32%. The higher reserve percentages assigned to these loans reflect the greater risk and higher historical losses. Unsecured consumer loans are reserved at a range of 3.77% to 8.03%. This portfolio was less than $1.0 million at December 31, 2004 and 2003. The higher reserve limit reflects the unsecured nature of these loans as well as the higher historical level of losses.

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

H. Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of enactment. Management has identified the accounting for income taxes to be a critical accounting policy.

I. Stock-Based Compensation. The Corporation applies Accounting Principles Board (APB) Opinion 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The following table illustrates the effect on net income and earnings per share if the Corporation had applied the fair value recognition provisions of FASB Statement No.123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation. For stock options issued with a grading vesting schedule, compensation expense is recognized on a straight line basis over the vesting period.

(in thousands)	2004	2003	2002

Net income as reported:	$18,525	$10,309	$14,004
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	952	687	563

Pro forma net income	$17,573	$9,622	$13,441

Earnings per share
Basic:
As reported	$1.77	$0.99	$1.72
Pro forma	1.68	0.93	1.65
Diluted:
As reported	$1.71	$0.97	$1.68
Pro forma	1.62	0.91	1.62

     The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The table below lists the weighted average assumptions used for grants in 2004, 2003 and 2002, respectively. The Black-Scholes option pricing model requires the use of highly subjective assumptions, including expected stock price volatility, which if changed, can materially affect fair value estimates. The weighted average fair value of options granted in 2004, 2003, and 2002 was $10.45, $8.23 and $7.89, respectively.

	2004	2003	2002

Number of options granted	77,500	134,500	56,000
Expected annual dividend rate	$0.46	$0.46	$0.46
Risk free rate	3.6%	2.9%	2.7%
Expected average option life (years)	6.8	7.4	5.0
Expected volatility	32.50%	35.0%	36.0%

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

     Weighted average shares for the basic net income per share computation for the years ended December 31, 2004, 2003, and 2002 were 10,455,000, 10,391,000 and 8,124,000, respectively. For the diluted net income per share computation, common stock equivalents of 406,000, 260,000 and 195,000 are included for the years ended December 31, 2004, 2003, and 2002, respectively. Common stock equivalents that were antidilutive were 7,000, 11,000 and 410,000 in 2004, 2003, and 2002, respectively.

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

M. Derivative Financial Instruments. Derivative financial instruments are recorded at fair value as either assets or liabilities on the balance sheet. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The Corporation designates a derivative as held for trading or hedging purposes when it enters into a derivative contract. Derivatives designated as held for trading activities are included in the Corporation’s trading portfolio with changes in fair value reflected in trading account profits. The Corporation formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives, strategies for undertaking various hedge transactions, and the methodology for measuring ineffectiveness as required by SFAS 133. Additionally, the Corporation uses regression analysis at the hedge’s inception and quarterly thereafter to assess whether the derivative used in its hedging transaction is expected to be or has been highly effective in offsetting changes in the fair value or cash flows of the hedged items. The Corporation discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value in earnings.

     The Corporation uses its derivatives designated for hedging activities as either fair value or cash flow hedges. Fair value hedges are used to limit the Corporation’s exposure to changes in the fair value of its fixed rate interest earning assets or interest bearing liabilities that are due to interest rate volatility. Cash flow hedges are used to minimize the variability of cash flows of interest bearing assets or liabilities caused by interest rate fluctuations. Changes in the fair value of derivatives designated as highly effective as hedges are recorded in earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge, respectively. Hedge ineffectiveness and gains and losses on the excluded component of a derivative in assessing hedge effectiveness are recorded in earnings.

     If a derivative instrument in a fair value hedge is terminated or the hedge designation removed, the difference between a hedge item’s then carrying amount and its face amount is recognized into income over the original hedge period. Similarly, if a derivative instrument in a cash flow hedge is terminated or the hedge designation removed, related amounts accumulated in other comprehensive income are reclassified into earnings over the original hedge period during which the hedged item affects income.

N. Segment Reporting. Substantially all of the Corporation’s business is conducted through its banking subsidiary and involves the delivery of loan and deposit products to customers. The Corporation makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the only operating segment for financial reporting.

O. Reclassification. Certain reclassifications have been made in the consolidated financial statements for 2003 and 2002 to conform to the classification presented in 2004.

2. CASH AND DUE FROM BANKS

The Corporation maintains various deposits with other banks. As of December 31, 2004 and 2003, the Corporation maintained sufficient cash on hand to satisfy Federal regulatory requirements.

3. SECURITIES

The amortized cost and estimated market value of securities available for sale are as follows:

	December 31,

	2004				2003

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury obligations	$2,016	$—	$(78)	$1,938	$2,018	$—	$(96)	$1,922
U.S. government-sponsored agencies	236,846	309	(1,714)	235,441	140,995	366	(1,385)	139,976
Mortgage-backed securities
Issued by FNMA/FHLMC	470,993	4,002	(4,208)	470,787	518,875	4,176	(5,770)	517,281
Issued by GNMA	20,339	296	(38)	20,597	62,656	1,019	(463)	63,212
Corporate obligations	31,723	1,483	(95)	33,111	35,071	846	(152)	35,765
Federal Reserve Bank stock	3,551	—	—	3,551	3,551	—	—	3,551
Federal Home Loan Bank stock	37,100	—	—	37,100	36,300	—	—	36,300

Total	$802,568	$6,090	$(6,133)	$802,525	$799,466	$6,407	$(7,866)	$798,007

The amortized cost and estimated market value of investment securities are as follows:

	December 31,

	2004				2003

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Obligations of state and political subdivisions	$76,142	$1,977	$(334)	$77,785	$65,747	$2,007	$(286)	$67,468
Mortgage-backed securities
Issued by FNMA/FHLMC	2,115	56	(2)	2,169	2,939	73	(4)	3,008

Total	$78,257	$2,033	$(336)	$79,954	$68,686	$2,080	$(290)	$70,476

     The amortized cost and estimated market value of securities available for sale and investment securities as of December 31, 2004 by contractual maturity are shown below. The contractual maturity of Federal Reserve Bank stock, Federal Home Loan Bank stock and other equity securities are shown as due after ten years. Expected maturities may differ from contractual maturities because issuers may have the right to call their obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE
		Estimated
	Amortized	Market
(in thousands)	Cost	Value

Due after one year through five years	$50,988	$50,875
Due after five years through ten years	192,860	191,485
Due after ten years	67,388	68,781

Subtotal	311,236	311,141
Mortgage-backed securities
Issued by FNMA/FHLMC	470,993	470,787
Issued by GNMA	20,339	20,597

Total	$802,568	$802,525

INVESTMENT SECURITIES
		Estimated
	Amortized	Market
(in thousands)	Cost	Value

Due in one year or less	$745	$759
Due after one year through five years	4,086	4,216
Due after five years through ten years	11,613	12,150
Due after ten years	59,698	60,660

Subtotal	76,142	77,785
Mortgage-backed securities
Issued by FNMA/FHLMC	2,115	2,169

Total	$78,257	$79,954

     Proceeds from sale of securities available for sale during 2004, 2003, and 2002 were $202.1 million, $168.2 million and $237.5 million, respectively. Gross gains of $1,663,000, $1,809,000, and $3,383,000 were realized on those sales in 2004, 2003, and 2002, respectively. Gross losses of $366,000, $296,000 and $299,000 were realized on those sales in 2004, 2003 and 2002, respectively.

     Securities with a carrying value of approximately $508.8 million as of December 31, 2004 were pledged to secure public deposits and for other purposes as required or permitted by law. As of December 31, 2004, FHLB stock with a carrying value of $37.1 million was held by the Corporation as required by the FHLB.

     The following tables provide additional information regarding securities with unrealized losses at December 31, 2004.

SECURITIES AVAILABLE FOR SALE
	December 31, 2004
	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury obligations	$—	$—	$1,938	$(78)	$1,938	$(78)
U.S. government-sponsored agencies	118,502	(1,363)	14,650	(351)	133,152	(1,714)
Mortgage-backed securities
Issued by FNMA/FHLMC	110,096	(1,122)	102,912	(3,086)	213,008	(4,208)
Issued by GNMA	6,272	(38)	—	—	6,272	(38)
Corporate obligations	6,321	(95)	—	—	6,321	(95)

Total	$241,191	$(2,618)	$119,500	$(3,515)	$360,691	$(6,133)

INVESTMENT SECURITIES
	December 31, 2004

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	$8,519	$(141)	$8,281	$(193)	$16,800	$(334)
Mortgage-backed securities
Issued by FNMA/FHLMC	—	—	331	(2)	331	(2)

Total	$8,519	$(141)	$8,612	$(195)	$17,131	$(336)

     The Corporation evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. At December 31, 2004, the Corporation determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses, the performing nature of these securities, and the low level and short time frame of the unrealized losses. Management believes that the unrealized losses in the securities portfolios were caused by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on mortgage-backed securities.

     At December 31, 2004, there were 72 issues that had unrealized losses of less than twelve months. These issues included 19 issues of U.S. government-sponsored agencies, 28 agency named mortgage-backed securities, including CMOs, and 23 obligations of state and political subdivisions (tax-free municipal bonds), all of which had an investment grade rating at the time of purchase and at year end. The remaining two issues were fixed rate corporate bonds issued by financial institutions.

     At December 31, 2004, there were 49 issues that had unrealized losses of twelve months or longer. Three of those issues were U.S. government-sponsored agencies, one issue was a U.S. Treasury bond, 28 were issues of agency named mortgage-backed securities, including CMOs and 17 were tax-free municipal bonds, all of which had an investment grade rating at the time of purchase and at year end.

     The following tables provide information regarding securities with unrealized losses at December 31, 2003.

SECURITIES AVAILABLE FOR SALE
	December 31, 2003
	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury obligations	$1,923	$(95	$—	$—	$1,923	$(95)
U.S. government-sponsored agencies	88,610	(1,386)	—	—	88,610	(1,386)
Mortgage-backed securities
Issued by FNMA/FHLMC	276,891	(5,760)	549	(10)	277,440	(5,770)
Issued by GNMA	22,030	(454)	143	(9)	22,173	(463)
Corporate obligations	—	—	4,744	(152)	4,744	(152)

Total	$389,454	$(7,695)	$5,436	$(171)	$394,890	$(7,866)

INVESTMENT SECURITIES
	December 31, 2003

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	$12,797	$(260)	$598	$(26)	$13,395	$(286)
Mortgage-backed securities
Issued by FNMA/FHLMC	—	—	574	(4)	574	(4)

Total	$12,797	$(260)	$1,172	$(30)	$13,969	$(290)

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows comparative year-end detail of the loan portfolio and includes unamortized deferred fees of $2.4 million and $1.2 million at December 31, 2004 and 2003, respectively:

	December 31,

(in thousands)	2004	2003

Commercial real estate	$1,000,658	$760,900
Commercial and industrial	471,366	388,592
Residential	182,023	180,830
Consumer	128,545	113,033

Total loans	$1,782,592	$1,443,355

     Residential mortgage loans held for sale amounted to $453,000 and $578,000 as of December 31, 2004 and 2003, respectively. These loans are accounted for at the lower of aggregate cost or market value and are included in the table above. At December 31, 2004, approximately $420.8 million of loans were pledged as collateral under borrowing arrangements with the FHLB.

     The Corporation originates and sells mortgage loans to FNMA and FHLMC. Generally, servicing on such loans is retained by the Corporation. As of December 31, 2004 and 2003, loans serviced for FNMA and FHLMC were $ 7.8 million and $10.9 million, respectively.

     The Corporation has extended credit in the ordinary course of business to directors, officers, and their associates on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers of the Corporation. None of these loans were past due or on nonaccrual status as of December 31, 2004 and 2003.

     The following table summarizes activity with respect to such loans:

	Year Ended December 31,

(in thousands)	2004	2003

Balance as of beginning of year	$72,888	$42,996
Additions	13,696	52,220
Reductions	31,721	22,328

Balance as of end of year	$54,863	$72,888

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

     Changes in the allowance for loan losses are as follows:

	Year Ended December 31,

(in thousands)	2004	2003	2002

Balance as of beginning of year	$17,295	$16,821	$13,542
Loans charged off	(7,039)	(8,989)	(1,188)
Recoveries of loans charged off	235	103	92

Net charge offs	(6,804)	(8,886)	(1,096)
Provision charged to operations	9,625	9,360	4,375

Balance as of end of year	$20,116	$17,295	$16,821

     The detail of loans charged off is as follows:

	Year Ended December 31,

(in thousands)	2004	2003	2002

Commercial real estate	$—	$(1,853)	$(78)
Commercial and industrial	(6,556)	(6,592)	(719)
Residential	(254)	(251)	(168)
Consumer	(229)	(293)	(223)

Total	$(7,039)	$(8,989)	$(1,188)

     Nonperforming assets include nonperforming loans and other real estate. The nonperforming loan category includes loans on which accrual of interest has been discontinued (nonaccrual), loans 90 days past due or more on which interest is still accruing, and restructured loans. Nonperforming loans as a percentage of total loans were 0.56% as of December 31, 2004 and 0.74% as of December 31, 2003.

     A summary of nonperforming assets follows:

	December 31,

(in thousands)	2004	2003

Nonaccrual loans:
Commercial real estate	$910	$1,321
Commercial and industrial	7,867	8,570
Residential	51	255
Consumer	281	35

Total nonaccrual loans	$9,109	$10,181

Loans past due 90 days or more:
Residential	$791	$362
Consumer	108	97

Total loans past due 90 days or more	899	459

Total nonperforming loans	10,008	10,640

Total nonperforming assets	$10,008	$10,640

     The Corporation has defined the population of impaired loans to be all nonaccrual commercial real estate and commercial and industrial loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s expected cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, including residential mortgage and consumer loans, are specifically excluded from the impaired loan portfolio.

     The recorded investment in loans receivable for which an impairment has been recognized as of December 31, 2004 and 2003 was $8.8 million and $10.0 million, respectively. The related allowance for loan losses on these loans as of December 31, 2004 and 2003 was $2.7 million and $3.6 million, respectively. The average recorded investment in impaired loans during 2004, 2003, and 2002 was $10.6 million, $6.7 million and $3.8 million, respectively. There was no interest income recognized on impaired loans in 2004, 2003, and 2002 while the loans were impaired. There are no commitments to lend additional funds to debtors whose loans are nonperforming.

     Additional income before income taxes amounting to approximately $600,000 in 2004, $541,000 in 2003 and $240,000 in 2002 would have been recognized if interest on all nonaccrual loans had been recorded based upon original contract terms.

5. BANK PREMISES AND EQUIPMENT

The following table represents comparative information for premises and equipment:

	December 31,

(in thousands)	2004	2003

Land and improvements	$409	$562
Buildings and improvements	8,855	9,073
Furniture and equipment	18,094	17,317
Construction in process	312	233

Total	27,670	27,185
Less accumulated depreciation	17,239	14,878

Bank premises and equipment, net	$10,431	$12,307

     Depreciation expense on bank premises and equipment included in non-interest expense in the consolidated statements of income was $2.4 million, $2.3 million and $1.9 million for 2004, 2003, and 2002, respectively.

6. DEPOSITS

Total deposits consist of the following:

	December 31,

(in thousands)	2004	2003

Non-interest bearing demand deposits	$202,196	$163,812
Interest bearing demand deposits	542,186	279,569
Money market deposits	332,072	352,760
Savings deposits	93,571	96,802
Certificates of deposit of $100,000 or more	166,983	133,947
Other time deposits	472,996	456,919

Total	$1,810,004	$1,483,809

     A summary of certificates of deposit by maturity is as follows:

	December 31,

(in thousands)	2004	2003

Within one year	$350,409	$391,865
One to two years	187,596	101,096
Two to three years	69,730	21,363
Three to four years	19,722	53,551
Four to five years	12,522	22,991

Total	$639,979	$590,866

     In December 2003, the Bank purchased the Lawrence, New Jersey branch of First Savings Bank, a subsidiary of First Sentinel Bancorp. Under the terms of the agreement, the Bank assumed approximately $38.0 million in deposits and purchased the land and building. In March 2004 the Corporation entered into a sale lease back transaction on the acquired land and building, which resulted in an immaterial gain. The primary purpose of this purchase was to continue to expand the Bank’s branch network and increase deposits. The Corporation recognized a core deposit intangible of approximately $2.0 million. This core deposit intangible is being amortized over a ten-year period using a straight-line methodology. Under SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) intangible assets, having finite useful lives, are separately recognized and amortized over their estimated useful lives. Intangible assets with finite useful lives are reviewed for impairment on a periodic basis. Core deposit intangible amortization was approximately $204,000 and approximately $17,000 in 2004 and 2003 respectively. At December 31, 2004 the balance in core deposit intangible, which is included in other assets in the accompanying Consolidated Statement of Condition, was approximately $1.8 million.

7. BORROWED FUNDS

Borrowed funds include securities sold under agreements to repurchase, FHLB advances, subordinated debentures and obligation for ESOP. Other borrowed funds consist of Federal funds purchased and Treasury tax and loan deposits.

     The following table presents comparative data related to borrowed funds of the Corporation as of and for the years ended December 31, 2004, 2003, and 2002.

	December 31,

(in thousands)	2004	2003	2002

Securities sold under agreements to repurchase	$10,000	$10,000	$10,000
FHLB advances	742,000	726,000	746,000
Subordinated debentures	62,892	47,428	33,510
Obligation for ESOP	377	755	400
Other	753	1,325	1,311

Total	$816,022	$785,508	$791,221

Maximum amount outstanding at any month end	$816,022	$785,508	$791,221
Average interest rate on year-end balance	5.15%	4.95%	5.05%
Average amount outstanding during the year	$793,828	$783,272	$768,901
Average interest rate for the year	5.01%	4.97%	5.15%

     There were $10.0 million in securities sold under agreements to repurchase with an expected maturity over 90 days as of December 31, 2004. The outstanding amount is a callable repurchase agreement with an original maturity date of ten years and an original call date of one year. Due to the call provision, the expected maturity could differ from the contractual maturity.

     The FHLB advances as of December 31, 2004 mature as follows:

(in thousands)	2004

Within one year	$79,000
Over two years to three years	10,000
Over three years to four years	16,500
Over four years to five years	143,500
Over five years	493,000

Total	$742,000

     The outstanding amount includes $659.0 million in callable advances with original maturity dates of five to ten years and original call dates of three months to five years. After the original call period expires, the borrowings are callable quarterly. Due to the call provisions, expected maturities could differ from contractual maturities.

Interest expense on borrowed funds is comprised of the following:

	Year Ended December 31,
(in thousands)	2004	2003	2002

Securities sold under agreements to repurchase	$655	$624	$624
FHLB advances	35,381	35,138	35,722
Subordinated debentures	3,711	3,121	3,214
Obligation for ESOP	28	31	44
Other	7	6	13

Total	$39,782	$38,920	$39,617

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

     For the year ended December 31, 2004, the Corporation’s trust subsidiaries, along with the transaction date, principal amount of subordinated debentures issued, interest rate of subordinated debentures, maturity date of subordinated debentures, commencement date for redemption of subordinated debentures, and principal use of proceeds, were comprised of the following:

(in thousands)		Principal	Interest	Maturity	Earliest Date upon
		Amount of	Rate for	Date of	which
		Subordinated	Subordinated	Subordinated	Redemptions are
Name of Trust	Transaction Date	Debentures	Debentures	Debentures	Permitted

Yardville Capital Trust II	June 2000	$15,464	9.50%	June 22, 2030	June 23, 2010

Yardville Capital Trust III	March 2001	$6,190	10.18%	June 8, 2031	June 8, 2011

Yardville Capital Trust IV	February 2003	$15,464	Floating rate based on three month LIBOR +340 basis points	March 1, 2033	March 1, 2008

Yardville Capital Trust V	September 2003	$10,310	Floating rate based on three month LIBOR +300 basis points	October 8, 2033	October 8, 2008

Yardville Capital Trust VI	June 2004	$15,464	Floating rate based on three month LIBOR +270 basis points	July 23, 2034	July 23, 2009

Total		$62,892

     At December 31, 2004 subordinated debentures consisted of $1,892,000 in equity securities and $61,000,000 in trust preferred securities.

     The principal use of proceeds for Yardville Capital Trust, II, III and V were contributed as capital to the Bank to support growth. A portion of the proceeds of Yardville Capital Trust IV was used to retire the subordinated debentures of Yardville Capital Trust in March 2003 with the remainder contributed as capital to the Bank to support growth. The proceeds from Yardville Capital Trust VI are being used to meet cash flow needs of the holding company, which may include contributions as capital to the Bank to support growth.

     FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provides guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specifies how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated by its primary beneficiary if the entity does not effectively disperse risks among the parties involved. The adoption of FIN 46 required the Corporation to deconsolidate its investment in Mandatorily Redeemable Trust Preferred Securities of subsidiary trusts in its financial statements. See Note 15 — Regulatory Matters.

9. INCOME TAXES

Income taxes reflected in the consolidated financial statements for 2004, 2003, and 2002 are as follows:

	Year Ended December 31,

(in thousands)	2004	2003	2002

Federal:
Current	$8,629	$3,509	$6,357
Deferred	(1,208)	(279)	(1,120)
State:
Current	622	719	669
Deferred	(144)	(503)	(542)

Total tax expense	$7,899	$3,446	$5,364

     Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences which give rise to a significant portion of deferred tax assets and liabilities for 2004 and 2003 are as follows:

	December 31,

(in thousands)	2004	2003

Deferred tax assets:
Allowance for loan losses	$8,217	$6,907
Writedown of basis of ORE properties	207	202
Nonaccrual loans	39	38
Deferred compensation	2,543	1,787
State tax credits	900	1,039
Accumulated other comprehensive loss	15	496

Total deferred tax assets	$11,921	$10,469

Deferred tax liabilities:
Deferred income	(2,601)	(1,846)
Depreciation	18	(123)
Unamortized discount accretion	(95)	(127)

Total deferred tax liability	(2,678)	(2,096)

Net deferred tax assets	$9,243	$8,373

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

     A reconciliation of the tax expense computed by multiplying pre-tax accounting income by the statutory Federal income tax rate of 35% for 2004 and 34% for 2003 and 2002 is as follows:

	Year ended December 31,

(in thousands)	2004	2003	2002

Income tax expense at statutory rate	$9,248	$4,677	$6,585
State income taxes, net of Federal benefit	310	143	84
Changes in taxes resulting from:
Tax-exempt interest	(1,082)	(937)	(822)
Tax-exempt income	(618)	(692)	(571)
Non-deductible expenses	220	164	88
Other	(179)	91	—

Total	$7,899	$3,446	$5,364

10. BENEFIT PLANS

Retirement Savings Plan. The Corporation has a 401(k) plan which covers substantially all employees. After one year of service, the Corporation provides a matching contribution of 50% up to 6% of base compensation for 2004, 2003, and 2002. The plan permits all eligible employees to make contributions to the plan of up to the maximum deferral limit in effect in the calendar year. Employer contributions to the plan amounted to $363,000 in 2004, $284,000 in 2003, and $209,000 in 2002.

Postretirement Benefits. The Corporation provides additional postretirement benefits, namely life and health insurance, to retired employees over the age of 62 who have completed 15 years of service. The plan calls for retirees to contribute a portion of the cost of providing these benefits in relation to years of service.

     The cost of retiree health and life insurance benefits is recognized over the employees’ period of service. There were $243,000 in periodic postretirement benefit costs under FASB Statement No. 106 in 2004, $130,000 in 2003 and $128,000 in 2002. The actuarial present value of benefit obligations was approximately $1.3 million in 2004 and $1.1 million in 2003.

Other Benefit Plans. The Corporation has a salary continuation plan for key executives and a director deferred compensation plan for its non-employee board members. The plans provide for either yearly retirement benefits to be paid over a specified period or a lump sum payout based on the election choice of the participant. In addition, there is an officer group life insurance plan for divisional officers. The present value of the benefits accrued under these plans as of December 31, 2004 and 2003 was approximately $4.9 million and $3.3 million, respectively, and is included in other liabilities in the accompanying consolidated statements of condition. Compensation expense of approximately $1,588,000, $709,000 and $744,000 is included in the accompanying consolidated statements of income for the years ended December 31, 2004, 2003, and 2002, respectively.

     In connection with the benefit plans, the Corporation has purchased life insurance policies on the lives of the executives, directors, and divisional officers. The Corporation is the owner and beneficiary of the policies. The cash surrender values of the policies were approximately $44.5 million and $42.8 million as of December 31, 2004 and 2003, respectively.

Stock Option Plans. The Corporation maintains stock option plans for both officers and directors. Common shares issued relating to the exercise of stock options are obtained from authorized shares. In March 1988, the stockholders approved the 1988 plan for key employees (Employee Plan). The Employee Plan allowed for the granting of up to 328,000 shares of the Corporation’s common stock at an option price no less than the market value of stock on the date such options are granted. As of February 28, 1998, no stock options may be granted under the Employee Plan. As of December 31, 2004, there were no stock options outstanding related to the Employee Plan.

     In April 1997, the stockholders approved the 1997 stock option plan for key employees (the 1997 Plan). The 1997 Plan allows for the granting of 1,070,000 shares of the Corporation’s common stock at an option price to be no less than the market value of the stock on the date such options are granted. Options typically have a ten-year term and vest ratably over a five-year period. At December 31, 2004, there were 120,190 shares available for grant under the 1997 Plan.

     In April 1994, the Board of Directors approved a non-qualified stock option plan for non-employee directors (the 1994 Director Plan). The 1994 Director Plan allowed for the granting of 228,820 shares of the Corporation’s common stock at an option price to be no less than the market value of the stock on the date such options are granted.

As of November 1, 2002, options to purchase an aggregate of 125,980 shares of common stock were outstanding under the plan (at exercise prices ranging from $10.94 to $17.20 per share, with vesting over a period of four years and terms of ten years). In addition, an aggregate of 8,248 shares had been acquired upon exercise of vested options by two directors. On three occasions (once in 1998, once in 2000 and once in 2002), the number of shares available for grant of options under this plan was increased by the Board of Directors. Each of these increases was inadvertently implemented without obtaining shareholder approval required under applicable rules of the Nasdaq Stock Market. Upon being advised of this shareholder approval requirement, the Corporation cancelled the increases in number of shares available under the plan, and the non-employee directors holding options granted without shareholder approval have rescinded and terminated such options. These terminations were also completed in November 2002. In addition, the Corporation and the two directors that had exercised vested options agreed to rescind the exercise by taking back shares that had been acquired upon exercise of such options in exchange for a return of the exercise price (aggregating approximately $124,000) to the applicable holder. These terminations were completed in November 2002. These transactions did not have a material adverse effect on the Corporation’s financial condition or results of operations. At December 31, 2004, there were no shares available for grant under the 1994 Director Plan.

     In June 2003, the stockholders approved a non-qualified stock option plan for non-employee directors (the 2003 Directors Plan). The 2003 Directors Plan allows for the granting of 250,000 shares of the Corporation’s common stock at an option price to be no less than the market value of the stock on the date such options are granted. Options granted under this plan vest immediately and have a term not to exceed ten years. The plan provides for a grant of 3,000 options per year to each non-employee director who is a director on the day immediately after each annual meeting of stockholders. In addition, the plan allows for the granting of stock options to new non-employee directors. At December 31, 2004, there were 193,000 shares available for grant under the 2003 Director Plan.

     The tables below list the activity in the Corporation’s stock option plans for each of the years in the three-year period ended December 31, 2004:

		Weighted Average
1988 and 1997 Plans	Shares	Exercise Price

Balance, December 31, 2001	874,961	$13.31

Shares:
Granted	56,000	17.45
Exercised	53,341	8.97
Expired	4,906	12.06

Balance, December 31, 2002	872,714	$13.86

Shares:
Granted	107,500	20.00
Exercised	37,596	11.58
Expired	56,540	17.73

Balance, December 31, 2003	886,078	$14.46

Shares:
Granted	47,500	28.51
Exercised	51,487	14.38
Expired	48,920	19.17

Balance, December 31, 2004	833,171	$14.98

Shares exercisable as of December 31, 2004	653,963	$14.81

		Weighted Average
1994 Director Plan	Shares	Exercise Price

Balance, December 31, 2001	148,100	$13.67

Shares:
Granted	7,500	12.52
Exercised	8,248	14.92
Expired	28,684	12.94
Terminated	118,668	13.74

Balance, December 31, 2002	—	$—

		Weighted Average
2003 Director Plan	Shares	Exercise Price

Balance, December 31, 2002	—	$—

Shares:
Granted	27,000	18.96
Exercised	3,000	18.96

Balance, December 31, 2003	24,000	$18.96

Shares:
Granted	30,000	24.54
Exercised	3,000	24.54

Balance, December 31, 2004	51,000	$21.91

Shares exercisable as of December 31, 2004	51,000	$21.91

     The table below lists information on stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted
	Number Of	Remaining	Average	Number of	Weighted
	Shares	Contractual Life in	Exercise	Shares Exercisable	Average
Range of Exercise Prices	Outstanding	Years	Price	at Period End	Exercise Price

$9.50 - $14.25	413,519	5.87	$11.13	315,011	$11.10
$16.35 - $24.52	402,152	4.24	17.72	337,952	17.46
$24.70- $33.53	68,500	7.62	27.28	52,000	27.07

	884,171	5.27	$15.38	704,963	$15.32

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

     On June 23, 2000, the Corporation completed the private placement of 68,500 units, each unit consisting of 10 shares of common stock and one common stock purchase warrant. The warrants have an expiration date of June 23, 2010 and a purchase price of $12.00 per share. The units were sold to a limited number of accredited investors and generated gross proceeds of $6.9 million. Net proceeds after offering costs were $6.8 million. Nearly all the net proceeds were contributed to the Bank to support asset growth. At December 31, 2004, there were 68,500 warrants outstanding relating to this offering.

     On November 14, 2002, the Corporation repurchased 8,248 shares of the Corporation’s common stock for approximately $124,000 from two directors relating to the termination of the 1994 Director Plan. See Note 10 – Benefit Plans.

     In 1997, in connection with adding a 3% discount to dividend reinvestments through our dividend reinvestment and stock purchase plan (the “YNB DRIP”), the Corporation inadvertently did not register with the Securities and Exchange Commission common stock purchased through the YNB DRIP and may not have distributed certain information to plan participants as required by securities laws. After being advised of those requirements, the Corporation promptly suspended operation of the YNB DRIP. Beginning in the second quarter of 2003 and ending July 21, 2003, the Corporation made an offer to all YNB DRIP participants to rescind their purchases of common stock through the YNB DRIP since December 1, 1997. Approximately 125,993 shares of common stock, as adjusted for stock splits and stock dividends, were acquired through the YNB DRIP since December 1, 1997, at prices ranging from $8.88 to $19.93 per share. On July 21, 2003, the rescission offer expired. YNB DRIP participants accepted the offer with respect to 346 shares. The cost of the repurchase of those shares, the interest paid to those YNB participants and the other costs related to the rescission offer were not material to the Corporation’s financial condition or results of operations.

     On October 15, 2003, the Corporation filed a registration statement for a new Dividend Reinvestment and Stock Purchase Plan and offered reinvestment of dividends starting with the fourth quarter 2003 dividend. In conjunction with the reinvestment of dividends, the Corporation issued 16,871 shares for the year ended December 31, 2004 and 3,102 shares for the year ended December 31, 2003.

     In 1999, the Bank established an Employee Stock Ownership Plan and related trust (“ESOP”) for eligible employees. The ESOP is a tax-qualified plan subject to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA). Employees with twelve months of employment with the Bank and who have worked at least 1,000 hours are eligible to participate. The ESOP has borrowed $2.0 million from an unaffiliated financial institution and purchased 155,340 shares of common shares, no par value, of the Corporation. Shares purchased by the ESOP are held in a suspense account pending allocation among participants as the loan is repaid. This borrowing was repaid in 2003.

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

     ESOP compensation expense is recognized based on the fair value of the stock when it is committed to be released. Compensation expense amounted to $522,000, $588,000, and $483,000 for the years ended December 31, 2004, 2003, and 2002, respectively. The fair value of unearned shares at December 31, 2004 was $677,000. The number of shares allocated as of December 31, 2004 was 175,098.

     Unallocated shares are deducted from common shares outstanding for earnings per share purposes with shares, which are committed to be released during the year added back into weighted average shares outstanding.

12. OTHER NON-INTEREST EXPENSE

     Other non-interest expense included the following:

	Year ended December 31,
(in thousands)	2004	2003	2002

Marketing	$1,768	$1,661	$1,104
Outside services and processing	1,483	819	646
Directors and committee fees	1,355	346	339
Audit and examination fees	1,032	725	570
Communication and postage	938	844	809
Stationery and supplies	757	908	823
Insurance	509	408	205
Attorneys’ fees	393	480	258
Amortization of subordinated debentures expense	251	169	190
FDIC insurance premium	239	213	200
Deposit intangible amortization	204	17	—
ORE expense	5	194	418
Other	2,833	3,053	1,662

Total	$11,767	$9,837	$7,224

13. RELATED PARTY TRANSACTIONS

     The Corporation has had and expects to have transactions in the ordinary course of business with many of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. For a discussion of credit transactions, see Note 4 — Loans and Allowance for Loan Losses. Listed below is a summary of other material relationships or transactions with the Corporation’s directors, senior officers and other affiliates.

     In February 2005, the Corporation entered into a non-exclusive consulting agreement with Mr. Lawrence Seidman for a period commencing on February 18, 2005 and expiring on January 31, 2006. During the term of the agreement, Mr. Seidman has agreed to perform reasonable consulting services in the areas of planning, acquisition and growth opportunities as requested by management and will be paid $5,000 after each fiscal quarter of 2005, as well as a $1,000 monthly fee. In addition, Mr. Seidman agreed that during the term of the agreement he will vote his stock in favor of proposals and nominees put forth by the Corporation and he will not make statements in opposition to, or that would reflect negatively on the Corporation or its banking subsidiary, or their officers and directors. Mr. Seidman retains the right to agree or disagree with any capital offering in excess of $15.0 million. Mr. Seidman also agreed he will not support, initiate or participate in any litigation or proxy contest against the Corporation, its banking subsidiary, or their officers and directors during the term of this agreement. The Corporation agreed to give Mr. Seidman consideration for a future directorship in accordance with the Corporation’s policies regarding nominations and nomination criteria. According to a Schedule 13D/A filed with the Securities and Exchange Commission on February 18, 2005, Mr. Seidman and related parties control an aggregate of 745,658 shares or approximately 7.1% of the Corporation’s outstanding class of common stock.

     In January 2005, Patrick L. Ryan, the son of Patrick M. Ryan, the President and Chief Executive Officer of the Holding Company and the Bank, joined the Bank in the position of Senior Vice President and Strategic Planning Officer. His employment agreement with the Bank includes a base salary of $125,000 together with benefits provided to other officers of the same level.

     In January 2005, the Bank signed a five-year lease with 2 five-year renewal options for its maintenance department center. This property is owned by Lalor Storage LLC, a limited liability company of which Christopher S. Vernon, a director of the Corporation and the Bank, is a member. Under the terms of the lease, the Bank is required to pay $4,984 per month, which includes any common area maintenance expenses.

     In October 2004, upon expiration of the initial five-year term and the second five-year renewal term, the Bank renewed its lease for another five-year term for its Trenton branch office, which is owned by The Lalor Urban Renewal Limited Partnership. The Lalor Corporation, which is the general partner of the limited partnership, is owned by Sidney L. Hofing, a director of the Corporation and the Bank. Under the lease, the Bank is obligated to pay approximately $2,950 per month, which includes any common area maintenance expenses.

     In June 2003, the Bank sold its former operations building to Christopher S. Vernon, a director of the Corporation and the Bank. The purchase price was $650,000 and the Bank recorded a gain of $429,000 in the second quarter of 2003, which is included in other non-interest income in the consolidated statements of income. The Bank leased the basement of the building on a month-by-month basis. Under the terms of that lease, the Bank was required to pay $2,783 per month, which included any common area maintenance expenses. In January 2005, the Bank ended its lease for this property.

     In October 2001, the Bank signed a fifteen-year lease with 3 five-year renewal options for its Hunterdon County Regional Headquarters. The property is owned by FYNB LLC, a limited liability company of which Sidney L. Hofing, a director of the Corporation and the Bank, previously had an ownership interest and several members of Mr. Hofing’s immediate family, including his spouse, continue to have an ownership interest. Under the terms of the lease, the Bank is obligated to pay approximately $21,700 per month, which included any common area maintenance expenses.

     In May 2001, the Bank signed a ten-year lease with 3 five-year renewal options for its Bordentown, New Jersey branch office. The Bank acquired the property from the bankruptcy estate of a borrower and sold the property to BYN, LLC, a limited liability company of which Sidney L. Hofing, a director of the Corporation and the Bank, is a member. The purchase price was approximately $537,000. Under the terms of the lease, the Bank is obligated to pay approximately $7,100 per month, which included any common area maintenance expenses.

     In July 2000, the Bank signed a ten-year lease with 4 five-year renewal options for the Lawrence branch office. The property is owned by Union Properties LLC, a limited liability company of which Sidney L. Hofing, a director of the Corporation and the Bank, is a member. Under the terms of the lease, the Bank is obligated to pay approximately $7,700 per month, which included any common area maintenance expenses.

     In April 2000, the Bank signed a five-year lease with 3 five-year renewal options for its branch in Marrazzo’s Thriftway in West Trenton, New Jersey. The property is owned by Serenity Point LLC, a limited liability company of which Mr. Marrazzo, a director of the Company and the Bank, is a member. Mr. Marrazzo also owns and operates Marrazzo’s Thriftway. Under the terms of the lease, which was executed prior to Mr. Marrazzo becoming a member of the Board, the Bank is obligated to pay approximately $2,100 per month, which included any common area maintenance expenses.

     Except as described in Note 4 — Loans and Allowance for Loan Losses and above, there were no new material loan relationships established in 2004.

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

     The contract amounts of off-balance sheet financial instruments as of December 31, 2004 and 2003 for commitments to extend credit were $406.8 million and $305.5 million, respectively. For letters of credit, the contract amounts were $36.2 million and $28.2 million, respectively.

     As part of its normal course of business, the Corporation issues standby letters of credit as part of an overall lending relationship. These standby letters of credit are primarily related to performance guarantees on real estate development. At December 31, 2004 and 2003, the amount of standby letters of credit outstanding (and the maximum liability of the Corporation) were $32.9 million and $24.9 million, respectively. The Corporation typically obtains collateral to secure standby letters of credit. At December 31, 2004 and 2003, collateral securing standby letters of credit was $20.0 million and $14.9 million, respectively, and is available to offset potential losses.

     Commitments to extend credit and letters of credit may expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent future cash flow requirements.

     The Corporation maintains lines of credit with five of its correspondent banks. There were $29.0 million in lines of credit available as of December 31, 2004. Subject to collateral requirements, the Corporation also maintains lines of credit with the FHLB and three brokerage firms. There were approximately $300.0 million in lines available at December 31, 2004.

     The Corporation leases various banking offices, its corporate headquarters and operations center. Total lease rental expense was $2.3 million, $2.1 million, and $1.9 million for the years ended December 31, 2004, 2003, and 2002, respectively. Minimum rentals under the terms of the leases are approximately $2.5 million per year in 2005, 2006 and 2007, $2.4 million in 2008 and $2.3 million in 2009.

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

15. REGULATORY MATTERS

     The Corporation and the Bank are subject to risk based capital guidelines administered by Federal banking agencies. The guidelines are designed to make regulatory capital requirements more sensitive to risk profiles among banks and bank holding companies, to account for off-balance exposure and to minimize disincentives for holding liquid assets. Under the guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with applicable weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, maintain a minimum ratio of Tier 1 capital to total risk-weighted assets of 4% and Tier 1 capital to average total assets of 4%. Capital amounts and classification are also subject to qualitative judgment by Federal banking agencies concerning components, risk weightings and other factors. Failures to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the consolidated financial statements.

     The following table presents the Corporation’s and Bank’s actual capital amounts and ratios:

Regulatory Capital					Per Regulatory Guidelines
		Actual		Minimum		“Well Capitalized”
(amounts in thousands)	Amount	Ratio		Amount	Ratio	Amount	Ratio

As of December 31, 2004:
Corporation
Total capital (to risk-weighted assets)	$239,480		11.4%	$167,823	8.0%	$209,779	10.0%
Tier 1 capital (to risk-weighted assets)	211,759		10.1	83,912	4.0	125,867	6.0
Tier 1 capital (to average assets)	211,759		8.0	106,026	4.0	132,533	5.0

Bank
Total capital (to risk-weighted assets)	$210,758		10.1%	$167,320	8.0%	$209,150	10.0%
Tier 1 capital (to risk-weighted assets)	190,642		9.1	83,660	4.0	125,490	6.0
Tier 1 capital (to average assets)	190,642		6.8	112,209	4.0	140,261	5.0

As of December 31, 2003:
Corporation
Total capital (to risk-weighted assets)	$205,788		12.1%	$136,454	8.0%	$170,293	10.0%
Tier 1 capital (to risk-weighted assets)	188,493		11.1	68,227	4.0	102,340	6.0
Tier 1 capital (to average assets)	188,493		8.0	93,834	4.0	117,293	5.0

Bank
Total capital (to risk-weighted assets)	$190,090		11.1%	$136,454	8.0%	$170,567	10.0%
Tier 1 capital (to risk-weighted assets)	172,795		10.1	68,227	4.0	102,340	6.0
Tier 1 capital (to average assets)	172,795		7.4	93,469	4.0	116,836	5.0

     As of December 31, 2004, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework. Under the capital adequacy guidelines, a well capitalized institution must maintain a total risk adjusted capital ratio of at least 10%, a Tier 1 capital ratio of at least 6%, a leverage ratio of at least 5%, and not be subject to any regulatory written order, agreement or directive.

     The principal source of funds for the Corporation is dividends from the Bank. There are various legal and regulatory limits on the extent to which banking subsidiaries can finance or otherwise provide funds to their holding companies. Permission from the Office of the Comptroller of the Currency is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits, as defined by the Comptroller, for that year, combined with its retained net profits for the two preceding years. In addition, if the Corporation were to defer payments on the subordinated debentures used to fund payments on its trust-preferred securities, it would be unable to pay dividends on its common stock until the deferred payments were made. The retained net profits of the Bank available for dividends were approximately $23.0 million as of December 31, 2004.

     The adoption of FIN 46R required the Corporation to deconsolidate its investment in Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts in its financial statements (see Note 8).

     On March 1, 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier 2 capital. At December 31, 2004, the only restricted core capital element owned by the Corporation is trust preferred securities. Based on a preliminary review of the final rule, the Corporation believes that its trust preferred issues will qualify as Tier 1 capital up to the limit with the remaining qualifying as Tier 2 capital.

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

Securities Available for Sale and Investment Securities. The fair value of securities, including mortgage-backed securities, is based on bid prices published in financial newspapers or bid quotations received from securities dealers.

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

     The estimated fair values of the Corporation’s financial instruments are as follows:

	December 31, 2004
	Carrying	Fair
(in thousands)	Value	Value

Financial Assets:
Cash and cash equivalents	$38,884	$38,884
Interest bearing deposits	41,297	41,297
Securities available for sale	802,525	802,525
Investment securities	78,257	79,954
Loans, net	1,762,476	1,764,803
Financial Liabilities:
Deposits	1,810,004	1,808,962
Borrowed funds	753,130	804,587
Subordinated debentures	62,892	64,763

	December 31, 2003
	Carrying	Fair
(in thousands)	Value	Value

Financial Assets:
Cash and cash equivalents	$33,155	$33,155
Interest bearing deposits	20,552	20,552
Securities available for sale	798,007	798,007
Investment securities	68,686	70,476
Loans, net	1,426,060	1,435,330
Financial Liabilities:
Deposits	1,483,809	1,491,810
Borrowed funds	738,080	809,668
Subordinated debentures	47,428	49,311

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

17. PARENT CORPORATION INFORMATION

The condensed financial statements of the parent company only are presented below:

Condensed Statements of Condition
	December 31,
(in thousands)	2004	2003

Assets:
Cash	$14,923	$12,978
Securities available for sale	5,328	1,678
Investment in subsidiary	192,304	173,857
Other assets	11,535	3,561

Total Assets	$224,090	$192,074

Liabilities and Stockholders’ Equity:
Other liabilities	$663	$334
Obligation for ESOP	377	755
Subordinated debentures	62,892	47,428
Stockholders’ equity	160,158	143,557

Total Liabilities and Stockholders’ Equity	$224,090	$192,074

Condensed Statements of Income
	Year Ended December 31,
(in thousands)	2004	2003	2002

Operating Income:
Dividends from subsidiary	$3,970	$7,575	$6,647
Interest income	113	96	116
Other income	405	431	444

Total Operating Income	4,488	8,102	7,207

Operating Expense:
Interest expense	3,738	3,057	3,257
Other expense	1,306	1,320	996

Total Operating Expense	5,044	4,377	4,253

(Loss) income before taxes and equity in undistributed income of subsidiary	(556)	3,725	2,954
Federal income tax benefit	(1,439)	(1,289)	(1,243)

Income before equity in undistributed income of subsidiary	883	5,014	4,197
Equity in undistributed income of subsidiary	17,642	5,295	9,807

Net Income	$18,525	$10,309	$14,004

Condensed Statements of Cash Flows
	Year Ended December 31,
(in thousands)	2004	2003	2002

Cash Flows from Operating Activities:
Net Income	$18,525	$10,309	$14,004
Adjustments:
(Increase) decrease in other assets	(8,044)	(1,931)	1,788
Equity in undistributed income of subsidiary	(17,642)	(5,295)	(9,807)
Increase in other liabilities	492	59	91

Net Cash (Used in) Provided by Operating Activities	(6,669)	3,142	6,076

Cash Flows from Investing Activities:
Purchase of securities available for sale	(3,449)	(668)	—
Investing in subsidiary	—	(5,600)	(33,787)

Net Cash Used by Investing Activities	(3,449)	(6,268)	(33,787)

Cash Flows from Financing Activities:
(Decrease) increase in obligation for ESOP	(378)	355	(400)
Proceeds from issuance of subordinated debentures	15,464	25,744	—
Retirement of subordinated debentures	—	(11,856)	—
Proceeds from shares issued	1,794	961	35,253
Treasury stock acquired	—	(6)	(124)
Dividends paid	(4,817)	(4,790)	(3,546)

Net Cash Provided by Financing Activities	12,063	10,408	31,183

Net increase in cash	1,945	7,282	3,472
Cash as of beginning of year	12,978	5,696	2,224

Cash as of end of year	$14,923	$12,978	$5,696

18. DERIVATIVE FINANCIAL INSTRUMENTS

The use of derivative financial instruments creates exposure to credit risk. This credit risk relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this exposure to nonperformance, the Corporation only deals with counterparties of good credit standing and establishes counterparty credit limits. As part of the Corporation’s interest rate risk management process, the Corporation periodically enters into interest rate derivative contracts. Interest rate derivative contracts are typically used to limit the variability of the Corporation’s net interest income that could result due to shifts in interest rates. These derivative interest rate contracts may include interest rate swaps, caps, and floors and are used to modify the repricing characteristics of specific assets and liabilities. At December 31, 2004, the Corporation’s position in derivative contracts consisted entirely of interest rate swaps. The Corporation had no derivative contracts outstanding at December 31, 2003.

The following table details the interest rate swaps and associated hedged liabilities outstanding as of December 31, 2004.

(dollars in thousands)	Hedged	Notional	Swap Fixed	Swap Variable
Maturity	Liability	Amounts	Interest Rates	Interest Rates

Pay Floating Swaps
2006	Time Deposits	$125,000	3.10% - 2.73%	2.41% - 2.26%

During 2004, the Corporation issued two-year fixed-rate certificates of deposit to fund loan growth and generate liquidity. In conjunction with the certificate of deposit issuance, the Corporation entered into $125.0 million in pay floating swaps designated as fair value hedges that were used to convert fixed rate two year final maturity time deposits to variable rates indexed to one month and three month LIBOR, based on common notional amounts and maturity dates. The pay floating swaps change the repricing characteristics of the certificates of deposit from fixed rate to floating rate. The result is a better match between the repricing characteristics of the certificates of deposit with floating rate commercial loans the Corporation made in 2004. These transactions reduced interest expense by approximately $497,000 for the year ended December 31, 2004. The amount of hedge ineffectiveness recorded in non-interest expense in the Consolidated Statement of Income on these transactions for the year ended December 31, 2004 was less than $1,000. The fair value of the pay floating swaps outstanding at December 31, 2004 was $532,000 and was recorded in Other Liabilities in the Consolidated Statements of Condition. There were no derivative financial instruments outstanding in 2003.

Independent Auditors’ Report

The Board of Directors and Stockholders
Yardville National Bancorp:

We have audited the accompanying consolidated statements of condition of Yardville National Bancorp and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yardville National Bancorp and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Short Hills, New Jersey
March 31, 2005

INDEX TO EXHIBITS

	Exhibit
	Number	Description

(A)	3.1	Restated Certificate of Incorporation of the Company, as corrected by the Certificate of Correction thereto filed on July 6, 1995 and as amended by the Certificate of Amendment thereto filed on March 6, 1998.

(B)	3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on June 6, 2003.

(C)	3.3	By-Laws of the Company

(C)	4.1	Specimen Share of Common Stock

(D)	4.2	Amended and Restated Trust Agreement dated October 16, 1997, among the Registrant, as depositor, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust.

(D)	4.3	Indenture dated October 16, 1997, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s 9.25% Subordinated Debentures due 2027.

(D)	4.4	Preferred Securities Guarantee Agreement dated as of October 16, 1997, between the Registrant and Wilmington Trust Company, as trustee, relating to the Preferred Securities of Yardville Capital Trust.

	4.5	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Series A 9.50% Junior Subordinated Deferrable Interest Debentures due June 22, 2030: (i) Amended and Restated Declaration of Trust dated June 23, 2000, among the Registrant, The Bank of New York, as property trustee, and the Administrative Trustees of Yardville Capital Trust II; (ii) Indenture dated as of June 23, 2000, between the Registrant and The Bank of New York, as trustee, relating to the Registrant’s Series A 9.50% Junior Subordinated Deferrable Interest Debentures due June 22, 2030; and (iii) Series A Capital Securities Guarantee Agreement dated as of June 23, 2000, between the Registrant and The Bank of New York, as trustee, relating to the Series A Capital Securities of Yardville Capital Trust II.

	4.6	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Series A 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031: (i) Amended and Restated Declaration of Trust dated March 28, 2001, among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust III; (ii) Indenture dated as of March 28, 2001, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Series A 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031; and (iii) Series A Capital Securities Guarantee Agreement dated as of March 28, 2001, between the Registrant and Wilmington Trust Company, as trustee, relating to the Series A Capital Securities of Yardville Capital Trust III.

	4.7	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due March 1, 2033: (i) Amended and Restated Declaration of Trust dated February 19, 2003, among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust IV; (ii) Indenture dated as of February 19, 2003, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due March 1, 2033; and (iii) Capital Securities Guarantee Agreement dated as of February 19, 2003, between the Registrant and Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of Yardville Capital Trust IV.

	4.8	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest

	Exhibit
	Number	Description

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

	4.9	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due July 23, 2034: (i) Amended and Restated Declaration of Trust among the Registrant, Wilmington Trust Company] as property trustee, and the Administrative Trustees of Yardville Capital Trust VI; (ii) Indenture between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due July 23, 2034; and (iii) Capital Securities Guarantee Agreement between the Registrant and Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of Yardville Capital Trust VI.

	10.1	Employment Contract between the Bank and Kathleen O. Blanchard*

(F)	10.2	Employment Agreement among Registrant, the Bank, and Stephen F. Carman*

(F)	10.3	Employment Agreement among Registrant, the Bank, and Jay G. Destribats*

	10.4	Employment Contract between the Bank and Brian K. Gray*

	10.5	Employment Contract between the Bank and Howard N. Hall*

(F)	10.6	Employment Agreement among Registrant, the Bank, and Timothy J. Losch*

	10.7	Employment Contract between the Bank and Daniel J. O’Donnell*

	10.8	Employment Contract between the Bank and Joanne C. O’Donnell*

(F)	10.9	Employment Agreement among Registrant, the Bank, and Patrick M. Ryan*

	10.10	Employment Contract between the Bank and Patrick L. Ryan*

	10.11	Employment Contract between the Bank and John P. Samborski*

(F)	10.12	Employment Agreement among Registrant, the Bank, and F. Kevin Tylus*

(F)	10.13	Employment Agreement among Registrant, the Bank, and Stephen R. Walker*

	10.14	Second, Amended and Restated Supplemental Executive Retirement Plan*

(A)	10.15	1988 Stock Option Plan*

(H)	10.16	Directors’ Deferred Fee Plan*

(I)	10.17	1997 Stock Option Plan*

	Exhibit
	Number	Description

(J)	10.18	Yardville National Bank Employee Stock Ownership Plan, as amended*

(B)	10.19	Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors*

(F)	10.20	Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors—Form of Stock Option Agreement*

	10.21	Lease agreement between Crestwood Construction and the Bank dated May 25, 1998

(K)	10.22	Real property lease between the Bank and BYN, LLC for our branch located at 1041 Route 206, Bordentown, New Jersey

(K)	10.23	Real property lease between the Bank and FYNB, LLC for our branch located in Raritan, New Jersey

(K)	10.24	Real property lease between the Bank and Union Properties, LLC for our branch located at 1575 Brunswick Avenue, Lawrence, New Jersey

(K)	10.25	Real property lease between the Bank and The Lalor Urban Renewal Limited Partnership for our branch located in the Lalor Plaza in Trenton, New Jersey

(L)	10.26	Contract of Sale dated February 24, 2003, between the Bank and Christopher S. Vernon

(G)	10.27	Lease agreement between the Registrant and Christopher S. Vernon, Eileen Vernon and Mark Corcoran

(E)	10.28	Real property Sublease Agreement between the Bank and Serenity Point LLC successor in interest to Samuel Marrazzo and Margaret Marrazzo for our branch located at 1400 Parkway Avenue, Ewing, New Jersey

	10.29	Yardville National Bank’s Change in Control Severance Compensation Plan*

	10.30	Consulting Agreement between Registrant and Lawrence Seidman

	10.31	Real property lease between the Bank and Lalor Storage LLC for our maintenance center

(H)	14	Code of Ethics

	21	List of Subsidiaries of the Registrant

	23	Consent of KPMG, LLP

	31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Vice President and Treasurer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Vice President and Treasurer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(A)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as amended by Form 10-K/A filed with the SEC on May 2, 2003

(B)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2003

(C)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-78050)

(D)	Incorporated by reference to the Registrant’s Registration Statement on Form S-2 (Registration Nos. 333-35061 and 333-35061-01)

(E)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004

(F)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as amended by Form 10-Q/A filed with the SEC on December 13, 2004

(G)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003

(H)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

(I)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-28193)

(J)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-71741)

(K)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-99269)

(L)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

E-4