Form 10-K/A
period 2004-12-31
YARDVILLE NATIONAL BANCORP
filed 2005-05-02
CIK 787849

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

Documents Incorporated By Reference

Portions of the definitive proxy statement for the Annual Meeting of Shareholders of Yardville National Bancorp to be held June 3, 2005 are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

This Amendment to Annual Report on Form 10-K/A (the “Amendment”) amends Item 9A of Part II of the Annual Report on Form 10-K (the “10-K”) of Yardville National Bancorp, a New Jersey corporation (the “Company”), filed on March 31, 2005, for the fiscal year ended December 31, 2004. In reliance upon an exemptive order of the Securities and Exchange Commission issued November 30, 2004, the Company omitted from Item 9A of its 10-K both the annual report of its management on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, as well as the related attestation report of an independent registered public accounting firm, as required by Item 308(b) of Regulation S-K. The purpose of this Amendment is to provide the information that was omitted from Item 9A. Except as described above, the Company has not amended or updated any of the other information included in the 10-K.

FORM 10-K

INDEX

		PAGE
PART I
Item 9A.	Controls and Procedures	55

	Signatures	58
	Index to Exhibits	E-1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302
CERTIFICATION OF VICE PRESIDENT AND TREASURER PURSUANT TO SECTION 302

PART I

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

Management’s Report on Internal Control Over Financial Reporting

The management of Yardville National Bancorp and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on our assessment of, and the effectiveness of, the Company’s internal control over financial reporting as of December 31, 2004. This report appears on the following page.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

The Board of Directors and Stockholders
Yardville National Bancorp and subsidiaries:

We have audited management’s assessment, included on page 55, Item 9A, “Management’s Report on Internal Control Over Financial Reporting,” that Yardville National Bancorp and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Yardville National Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Yardville National Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Yardville National Bancorp and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 31, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG

Short Hills, New Jersey
April 22, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2005.

YARDVILLE NATIONAL BANCORP

By:	Patrick M. Ryan

Patrick M. Ryan
President and Chief Executive Officer

INDEX TO EXHIBITS

	Exhibit
	Number	Description
(A)	3.1	Restated Certificate of Incorporation of the Company, as corrected by the Certificate of Correction thereto filed on July 6, 1995 and as amended by the Certificate of Amendment thereto filed on March 6, 1998.

(B)	3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on June 6, 2003.

(C)	3.3	By-Laws of the Company

(C)	4.1	Specimen Share of Common Stock

(D)	4.2	Amended and Restated Trust Agreement dated October 16, 1997, among the Registrant, as depositor, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust.

(D)	4.3	Indenture dated October 16, 1997, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s 9.25% Subordinated Debentures due 2027.

(D)	4.4	Preferred Securities Guarantee Agreement dated as of October 16, 1997, between the Registrant and Wilmington Trust Company, as trustee, relating to the Preferred Securities of Yardville Capital Trust.

	4.5	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Series A 9.50% Junior Subordinated Deferrable Interest Debentures due June 22, 2030: (i) Amended and Restated Declaration of Trust dated June 23, 2000, among the Registrant, The Bank of New York, as property trustee, and the Administrative Trustees of Yardville Capital Trust II; (ii) Indenture dated as of June 23, 2000, between the Registrant and The Bank of New York, as trustee, relating to the Registrant’s Series A 9.50% Junior Subordinated Deferrable Interest Debentures due June 22, 2030; and (iii) Series A Capital Securities Guarantee Agreement dated as of June 23, 2000, between the Registrant and The Bank of New York, as trustee, relating to the Series A Capital Securities of Yardville Capital Trust II.

	4.6	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Series A 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031: (i) Amended and Restated Declaration of Trust dated March 28, 2001, among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust III; (ii) Indenture dated as of March 28, 2001, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Series A 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031; and (iii) Series A Capital Securities Guarantee Agreement dated as of March 28, 2001, between the Registrant and Wilmington Trust Company, as trustee, relating to the Series A Capital Securities of Yardville Capital Trust III.

	Exhibit
	Number	Description
	4.7	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due March 1, 2033: (i) Amended and Restated Declaration of Trust dated February 19, 2003, among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust IV; (ii) Indenture dated as of February 19, 2003, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due March 1, 2033; and (iii) Capital Securities Guarantee Agreement dated as of February 19, 2003, between the Registrant and Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of Yardville Capital Trust IV.

	4.8	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due October 8, 2033: (i) Amended and Restated Declaration of Trust among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust V; (ii) Indenture between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due October 8, 2033; and (iii) Capital Securities Guarantee Agreement between the Registrant and Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of Yardville Capital Trust V.

	4.9	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due July 23, 2034: (i) Amended and Restated Declaration of Trust among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust VI; (ii) Indenture between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due July 23, 2034; and (iii) Capital Securities Guarantee Agreement between the Registrant and Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of Yardville Capital Trust VI.

+	10.1	Employment Contract between the Bank and Kathleen O. Blanchard*

(F)	10.2	Employment Agreement among Registrant, the Bank, and Stephen F. Carman*

(F)	10.3	Employment Agreement among Registrant, the Bank, and Jay G. Destribats*

+	10.4	Employment Contract between the Bank and Brian K. Gray*

+	10.5	Employment Contract between the Bank and Howard N. Hall*

(F)	10.6	Employment Agreement among Registrant, the Bank, and Timothy J. Losch*

+	10.7	Employment Contract between the Bank and Daniel J. O’Donnell*

+	10.8	Employment Contract between the Bank and Joanne C. O’Donnell*

(F)	10.9	Employment Agreement among Registrant, the Bank, and Patrick M. Ryan*

+	10.10	Employment Contract between the Bank and Patrick L. Ryan*

	Exhibit
	Number	Description
+	10.11	Employment Contract between the Bank and John P. Samborski*

(F)	10.12	Employment Agreement among Registrant, the Bank, and F. Kevin Tylus*

(F)	10.13	Employment Agreement among Registrant, the Bank, and Stephen R. Walker*

+	10.14	Second Amended and Restated Supplemental Executive Retirement Plan*

(A)	10.15	1988 Stock Option Plan*

(H)	10.16	Directors’ Deferred Fee Plan*

(I)	10.17	1997 Stock Option Plan*

(J)	10.18	Yardville National Bank Employee Stock Ownership Plan, as amended*

(B)	10.19	Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors*

(F)	10.20	Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors—Form of Stock Option Agreement*

+	10.21	Lease agreement between Crestwood Construction and the Bank dated May 25, 1998

(K)	10.22	Real property lease between the Bank and BYN, LLC for our branch located at 1041 Route 206, Bordentown, New Jersey

(K)	10.23	Real property lease between the Bank and FYNB, LLC for our branch located in Raritan, New Jersey

(K)	10.24	Real property lease between the Bank and Union Properties, LLC for our branch located at 1575 Brunswick Avenue, Lawrence, New Jersey

(K)	10.25	Real property lease between the Bank and The Lalor Urban Renewal Limited Partnership for our branch located in the Lalor Plaza in Trenton, New Jersey

(L)	10.26	Contract of Sale dated February 24, 2003, between the Bank and Christopher S. Vernon

(G)	10.27	Lease agreement between the Registrant and Christopher S. Vernon, Eileen Vernon and Mark Corcoran

(E)	10.28	Real property Sublease Agreement between the Bank and Serenity Point LLC successor in interest to Samuel Marrazzo and Margaret Marrazzo for our branch located at 1400 Parkway Avenue, Ewing, New Jersey

+	10.29	Yardville National Bank’s Change in Control Severance Compensation Plan*

+	10.30	Consulting Agreement between Registrant and Lawrence Seidman

	Exhibit
	Number	Description
+	10.31	Real property lease between the Bank and Lalor Storage LLC for our maintenance center

(H)	14	Code of Ethics

+	21	List of Subsidiaries of the Registrant

+	23	Consent of KPMG, LLP

	31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Vice President and Treasurer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

+	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

+	32.2	Certification of Vice President and Treasurer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

+	Previously filed.

(A)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, as amended by Form 10-K/A filed with the SEC on May 2, 2003

(B)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 30, 2003

(C)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-78050)

(D)	Incorporated by reference to the Registrant’s Registration Statement on Form S-2 (Registration Nos. 333-35061 and 333-35061-01)

(E)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004

(F)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, as amended by Form 10-Q/A filed with the SEC on December 13, 2004

(G)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003

(H)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003

(I)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-28193)

(J)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-71741)

(K)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-99269)

(L)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.