Form 10-Q
period 2005-03-31
YARDVILLE NATIONAL BANCORP
filed 2005-05-10
CIK 787849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from

Commission File Number: 0-26086

YARDVILLE NATIONAL BANCORP

(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of incorporation or organization)	22-2670267 (IRS Employer Identification No.)

2465 Kuser Road, Hamilton, New Jersey 08690

(Address of principal executive offices)

(609) 585-5100

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed from last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 2, 2005, the following class and number of shares were outstanding:

Common Stock, no par value	10,532,925
Class	Number of shares outstanding

INDEX
YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Condition
(Unaudited)

	March 31,	December 31,
(in thousands)	2005	2004
Assets:
Cash and due from banks	$28,717	$32,115
Federal funds sold	36,135	6,769

Cash and Cash Equivalents	64,852	38,884

Interest bearing deposits with banks	3,178	41,297
Securities available for sale	771,364	802,525
Investment securities (market value of $82,176 in 2005 and $79,954 in 2004)	81,262	78,257
Loans	1,828,488	1,782,592
Less: Allowance for loan losses	(21,226)	(20,116)

Loans, net	1,807,262	1,762,476
Bank premises and equipment, net	10,399	10,431
Bank owned life insurance	44,945	44,501
Other assets	34,593	27,546

Total Assets	$2,817,855	$2,805,917

Liabilities and Stockholders’ Equity:
Deposits
Non-interest bearing	$205,332	$202,196
Interest bearing	1,636,913	1,607,808

Total Deposits	1,842,245	1,810,004

Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	722,000	742,000
Subordinated debentures	62,892	62,892
Obligation for Employee Stock Ownership Plan (ESOP)	283	377
Other	505	753

Total Borrowed Funds	795,680	816,022
Other liabilities	22,060	19,733

Total Liabilities	$2,659,985	$2,645,759

Stockholders’ equity:
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common stock: no par value
Authorized 20,000,000 shares
Issued 10,712,738 shares in 2005 and 10,691,213 shares in 2004	92,050	91,658
Surplus	2,205	2,205
Undivided profits	74,264	69,860
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(283)	(377)
Accumulated other comprehensive loss	(7,206)	(28)

Total Stockholders’ Equity	157,870	160,158

Total Liabilities and Stockholders’ Equity	$2,817,855	$2,805,917

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2005	2004

INTEREST INCOME:
Interest and fees on loans	$28,802	$23,099
Interest on deposits with banks	157	51
Interest on securities available for sale	9,016	8,165
Interest on investment securities:
Taxable	26	43
Exempt from Federal income tax	885	778
Interest on Federal funds sold	147	82

Total Interest Income	39,033	32,218

INTEREST EXPENSE:
Interest on savings account deposits	4,455	2,568
Interest on certificates of deposit of $100,000 or more	1,193	974
Interest on other time deposits	3,194	3,246
Interest on borrowed funds	9,220	8,874
Interest on subordinated debentures	1,107	810

Total Interest Expense	19,169	16,472

Net Interest Income	19,864	15,746
Less provision for loan losses	1,500	2,450

Net Interest Income After Provision for Loan Losses	18,364	13,296

NON-INTEREST INCOME:
Service charges on deposit accounts	661	863
Securities gains, net	193	586
Income on bank owned life insurance	443	486
Other non-interest income	420	439

Total Non-Interest Income	1,717	2,374

NON-INTEREST EXPENSE:
Salaries and employee benefits	6,829	5,832
Occupancy expense, net	1,189	1,090
Equipment expense	776	794
Other non-interest expense	3,064	2,571

Total Non-Interest Expense	11,858	10,287

Income before income tax expense	8,223	5,383
Income tax expense	2,610	1,505

Net Income	$5,613	$3,878

EARNINGS PER SHARE:
Basic	$0.53	$0.37
Diluted	$0.51	$0.36

Weighted average shares outstanding:
Basic	10,518	10,427
Diluted	10,976	10,800

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,613	$3,878
Adjustments:
Provision for loan losses	1,500	2,450
Depreciation	585	612
ESOP fair value adjustment	67	26
Amortization of deposit intangible	51	51
Amortization and accretion on securities	66	488
Gain on sales of securities available for sale	(193)	(586)
Gain on sale of bank branch	—	5
Increase in other assets	(3,677)	(840)
Increase in other liabilities	2,327	2,724

Net Cash Provided by Operating Activities	6,339	8,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest bearing deposits with banks	38,119	(6,609)
Purchase of securities available for sale	(52,208)	(94,574)
Maturities, calls and paydowns of securities available for sale	33,846	58,083
Proceeds from sales of securities available for sale	38,609	109,341
Purchase of investment securities	(3,582)	(4,666)
Proceeds from maturities and paydowns of investment securities	575	2,580
Net increase in loans	(46,286)	(143,167)
Expenditures for bank premises and equipment	(553)	(389)
Proceeds from sale of bank branch	—	641

Net Cash Provided by (Used in) Investing Activities	8,520	(78,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market, and savings deposits	33,884	104,432
Net (decrease) increase in certificates of deposit	(1,643)	26,607
Net decrease in borrowed funds	(20,342)	(948)
Proceeds from issuance of common stock	325	230
Decrease in unallocated ESOP Shares	94	95
Cash dividends paid to stockholders	(1,209)	(1,201)

Net Cash Provided by Financing Activities	11,109	129,215

Net increase in cash and cash equivalents	25,968	59,263
Cash and cash equivalents as of beginning of period	38,884	33,155

Cash and Cash Equivalents as of End of Period	$64,852	$92,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$18,132	$15,701
Income taxes	3,016	14

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers from loans, net of charge offs	$200	$—

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Notes to (Unaudited) Consolidated Financial Statements
Three Months Ended March 31, 2005

1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

The consolidated financial data as of and for the three months ended March 31, 2005 includes, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2005.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiary, The Yardville National Bank, and the Bank’s wholly owned subsidiaries (collectively the “Corporation”). All significant inter-company accounts and transactions have been eliminated in consolidation. Under Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) the following former subsidiaries have been deconsolidated: Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, Yardville Capital Trust IV, Yardville Capital Trust V and Yardville Capital Trust VI. All prior periods presented have been reclassified to reflect the deconsolidation.

Critical Accounting Policies and Estimates

Note 1 to our Audited Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2004, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, income tax liabilities and asset impairment judgments, including other than temporary declines in the value of our securities, are critical accounting policies. These policies are deemed critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies and their application are periodically reviewed with the Audit Committee and our Board of Directors.

The allowance for loan losses represents management’s estimate of possible credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles under which we are required to maintain an adequate allowance for loan losses. The allowance for loan losses is determined based on our assessment of several factors. Those factors include reviews and evaluations of specific loans, current economic conditions, historical loan loss experience and the level of classified and nonperforming loans. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.

The provision for loan losses charged to operating expense is determined by management and is based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect a borrower’s ability to repay a loan. The provision is based on management’s estimates and actual losses may vary from estimates. Estimates are reviewed and adjustments, as they become necessary, are reported in the periods in which they become known. Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey and due to the factors listed above. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses and the valuation of other real estate. Such agencies may require the Corporation to recognize additions to the allowance or adjustments to the carrying value of other real estate based on their judgments about information available to them at the time of their examination. For additional information on the methodology for determining the allowance for loan losses see “Allowance for Loan Losses” discussed later in this report.

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax liabilities and assets for estimated future tax consequences, which require judgment of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact YNB’s consolidated financial statements or results of operations.

Certain of our assets are carried in our consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of various assets. In addition to our impairment analyses related to loans, another significant analysis relates to other than temporary declines in the value of our securities.

Our available for sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. The securities that we have the positive intent and ability to hold to maturity are classified as investment securities and are carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying value and amount of the security by writing down the security to its fair value through a charge to current period operations. The market value of our securities are significantly affected by changes in interest rates. In general, as interest rates rise, the market value of fixed-rate securities will decrease, while, as interest rates fall, the market value of fixed-rate securities will increase. With significant changes in interest rates, we evaluate our intent and ability to hold the security to maturity or for a sufficient time to recover the recorded principal balance to determine if the security is impaired. Estimated fair values for securities are based on published or securities dealers’ market values.

2. Earnings Per Share

Weighted average shares for the basic net income per share computation for the three months ended March 31, 2005 and 2004 were 10,518,000 and 10,427,000, respectively. For the diluted net income per share computation, common stock equivalents of 458,000 and 373,000 are included for the three months ended March 31, 2005 and 2004, respectively. Common stock equivalents that were antidilutive for the three months ended March 31, 2005 and 2004 were 6,000 and 2,500, respectively.

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

	Three Months Ended March 31,

(in thousands, except per share amounts)	2005	2004

Net income as reported:	$5,613	$3,878
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	90	134

Pro forma net income	$5,523	$3,744

Earnings per share:
Basic:
As reported	$0.53	$0.37
Pro forma	0.53	0.36
Diluted:
As reported	$0.51	$0.36
Pro forma	0.50	0.35

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2005 and 2004:

	Three months Ended March 31,
	2005	2004

Number of options granted	16,000	2,500
Expected annual dividend rate	$0.46	$0.46
Risk free rate	4.20%	2.81%
Expected average option life (yrs)	9.1	8.0
Expected volatility	34.7%	16.0%
Fair value of options granted	$11.68	$6.21

4. Comprehensive (Loss) Income

Below is a summary of comprehensive (loss) income for the three months ended March 31, 2005 and 2004.

	Three months Ended March 31,
(in thousands, except per share amounts)	2005	2004

Net income	$5,613	$3,878
Other comprehensive income (loss)
Net change in unrealized (loss) gain for the period, net of tax	(7,053)	5,841
Less reclassification of realized net gain on sale of securities available for sale, net of tax	125	381

Holding (loss) gain arising during the period, net of tax and reclassification	(7,178)	5,460

Total comprehensive (loss) income	$(1,565)	$9,338

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

The following table summarizes activity with respect to such loans:

	For the three	For the three
	months ended	months ended
(in thousands)	March 31, 2005	March 31, 2004

Balance as of beginning of period	$54,863	$72,888
Additions	3,929	5,097
Reductions	2,949	3,840

Balance as of end of the period	$55,843	$74,145

None of these loans were past due or on nonaccrual status as of March 31, 2005 and March 31, 2004.

In addition, the Corporation has had, and expects in the future to have, other transactions in the ordinary course of business with a number of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended March 31, 2005.

6. Derivative Financial Instruments

As part of our interest rate risk management process, we periodically enter into interest rate derivative contracts. These derivative interest rate contracts may include interest rate swaps, caps and floors and are utilized to modify the repricing characteristics of specific assets and liabilities. During the periods presented we only utilized interest rate swaps.

The following table details the interest rate swaps and associated hedged liabilities outstanding as of March 31, 2005 and December 31, 2004:

As of: March 31, 2005
(dollars in thousands)	Hedged	Notional	Swap Fixed	Swap Variable
Maturity	Liability	Amounts	Interest Rates	Interest Rates

Pay Floating Swaps
2006	Time deposits	$125,000	3.10% - 2.73%	2.75% - 2.85%

As of: December 31, 2004
(dollars in thousands)	Hedged	Notional	Swap Fixed	Swap Variable
Maturity	Liability	Amounts	Interest Rates	Interest Rates

Pay Floating Swaps
2006	Time deposits	$125,000	3.10% - 2.73%	2.41% - 2.26%

During 2004, the Corporation issued two-year fixed-rate certificates of deposit to fund loan growth and generate liquidity. In conjunction with the certificate of deposit issuance, the Corporation entered into $125.0 million in pay floating swaps indexed to one-month and three-month LIBOR, based on common notional amounts and maturity dates. The pay floating swaps change the repricing characteristics of the certificates of deposit from fixed rate to floating rate. The result was a better match between the repricing characteristics of these certificates of deposit and floating rate commercial loans made by the Corporation in 2004. These swap transactions reduced interest expense by approximately $137,000 in the first three months of 2005. The amount of hedge ineffectiveness, recorded in non-interest expense in the Consolidated Statements of Income, on these transactions for the three months ended March 31, 2005 was less than $1,000. The fair value of the pay floating swaps outstanding at March 31, 2005 was $1.6 million compared to $532,000 outstanding at December 31, 2004 and was recorded in Other Liabilities in the Consolidated Statements of Condition.

7. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004) “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and superceded APB Opinion 25, “Accounting for Stock Issued to Employees,” and its related guidance. SFAS No. 123R established standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement requires that the cost results from all share-based payment transactions be recognized in the financial statements.

This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees, except for equity instruments held by employee share ownership plans. This Statement is effective January 1, 2006. We will adopt the Statement effective January 1, 2006 as required and will use the modified prospective transition method. Under this method awards modified or settled after January 1, 2006 will be measured and accounted for in accordance with FAS 123R. In addition, beginning January 1, 2006, expense must be recognized for unvested awards that were granted prior to January 1, 2006. The expense will be based on the fair value determined at the date of grant. We do not expect the adoption of SFAS No. 123R will have a material impact on our financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial review presents management’s discussion and analysis of the financial condition and results of operations of Yardville National Bancorp. It should be read in conjunction with the 2004 Annual Report to Stockholders and Form 10-K for the fiscal year ended December 31, 2004, as well as the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q. Throughout this report the terms “YNB,” “company,” “we,” “us,” “our,” and “corporation” refer to Yardville National Bancorp, our wholly owned banking subsidiary, The Yardville National Bank (the “Bank”), and other subsidiaries, as a consolidated entity except where noted. The purpose of this discussion and analysis is to assist in the understanding and evaluation of the financial condition, changes in financial condition and results of our operations. Certain reclassifications have been made to prior period financial statements and related information to conform them to the current presentation.

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

Results of Operations

2005 Overview

Yardville National Bancorp is a $2.82 billion financial holding company headquartered in Hamilton, New Jersey. In 2005, we commemorate the 80th anniversary of our founding as a community bank. We emphasize commercial real estate and commercial and industrial lending to small to mid-sized businesses. Headquartered in Mercer County since 1925, YNB offers its style of personalized community banking to customers throughout New Jersey and Eastern Pennsylvania. Our focus is to provide top quality products and exceptional service to our customers and to build long-term, sustainable shareholder value by expanding and extending the

YNB franchise. We operate 23 full-service branches through our wholly owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex and Burlington Counties in New Jersey and in Bucks County, Pennsylvania. Our existing and target markets are located in the demographically attractive corridor between New York City and Philadelphia.

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

In 2005 we plan to open several branches. During the first quarter we aggressively promoted our recent branch opening at our Mountain View branch in Ewing, Mercer County as well as the relocation of our Stelton Road branch in Middlesex County to its permanent location. We are actively developing several branch sites and anticipate additional branch openings in 2005 and 2006 pending required approvals. We expect to open our Pennington Point branch in Hopewell, Mercer County in May and an additional branch office in Lawrence, Mercer County later this year. In addition, we are exploring additional opportunities to enhance our presence in Middlesex County and to extend our branch network to Ocean and Monmouth Counties in New Jersey. We believe that by expanding into new markets and attracting lower cost deposits to fund our growth, we will further enhance profitability and the value of our franchise in 2005 and beyond.

Net Income

We earned net income of $5.6 million for the three months ended March 31, 2005, an increase of $1.7 million or 44.7% compared to $3.9 million for the same period in 2004. The increase in net income for the first three months of 2005 compared to the same period in 2004 was primarily attributable to an increase in net interest income and a lower provision for loan losses, partially offset by an increase in non-interest expenses, income tax expense, and lower non-interest income. Diluted earnings per share for the three months ended March 31, 2005 increased 41.7% to $0.51 compared to $0.36 for the same period in 2004. The increase in both basic and diluted earnings per share resulted primarily from the aforementioned increase in net income in the first three months of 2005 compared to the same period in 2004.

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

The following table sets forth an analysis of net interest income by each major category of average interest earning assets and interest bearing liabilities and the related yields and costs for the quarter ended March 31, 2005 and 2004. Average yields for each period are derived by dividing annualized income by the average balance of the related assets, and average annualized costs are derived by dividing expense by the average balance of the related liabilities. The yields and costs include fees, costs, premiums and discounts, which are considered adjustments to interest rates.

Financial Summary
Average Balances, Yields and Costs
(Unaudited)

		Three Months Ended				Three Months Ended
		March 31, 2005				March 31, 2004

			Average				Average
	Average		Yield /		Average		Yield /
(in thousands)	Balance	Interest	Cost		Balance	Interest	Cost

INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$25,430	$157	2.47%		$20,314	$51	1.00%
Federal funds sold	24,156	147	2.43		33,481	82	0.98
Securities	850,768	9,927	4.67		847,661	8,986	4.24
Loans (1)	1,798,947	28,802	6.40		1,502,125	23,099	6.15

Total interest earning assets	$2,699,301	$39,033	5.78%		$2,403,581	$32,218	5.36%

NON-INTEREST EARNING ASSETS:
Cash and due from banks	$30,888				$26,317
Allowance for loan losses	(20,575)				(17,656)
Premises and equipment, net	10,433				12,250
Other assets	75,546				68,309

Total non-interest earning assets	96,292				89,220

Total assets	$2,795,593				$2,492,801

INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$978,068	$4,455	1.82%		$772,195	$2,568	1.33%
Certificates of deposit of $100,000 or more	169,060	1,193	2.82		151,340	974	2.57
Other time deposits	469,718	3,194	2.72		454,724	3,246	2.86

Total interest bearing deposits	1,616,846	8,842	2.19		1,378,259	6,788	1.97
Borrowed funds	734,259	9,220	5.02		737,624	8,874	4.81
Subordinated debentures	62,892	1,107	7.04		47,428	810	6.83

Total interest bearing liabilities	$2,413,997	$19,169	3.18%		$2,163,311	$16,472	3.05%

NON-INTEREST BEARING LIABILITIES:
Demand deposits	$198,985			$	$163,066
Other liabilities	22,807				18,395
Stockholders’ equity	159,804				148,029

Total non-interest bearing liabilities and stockholders’ equity	$381,596				$329,490

Total liabilities and stockholders’ equity	$2,795,593			$	$2,492,801

Interest rate spread (2)			2.60%				2.31%

Net interest income and margin (3)		$19,864	2.94%			$15,746	2.62%

Net interest income and margin (tax equivalent basis)(4)		$20,332	3.01%			$16,156	2.69%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	In order to present pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35% and has the effect of increasing interest income by $468,000 and $410,000 for the three month periods ended March 31, 2005 and 2004, respectively.

Our net interest income for the first three months of 2005 was $19.9 million, an increase of $4.1 million or 26.2% from the same period in 2004. The most significant factors in the improvement were an increase in interest and fees on loans and earnings on investments, partially offset by a modestly higher cost of funds.

We are continuing efforts to improve our net interest margin. We present our net interest margin on a tax equivalent basis. We believe that this presentation provides comparability of net interest income from both taxable and non-taxable sources and is consistent with industry practice. For the first three months of 2005, our tax equivalent net interest margin was 3.01%, a 32 basis point or 11.9% increase compared to 2.69% for the same period in 2004. The improvement in the net interest margin resulted primarily from a 42 basis point increase in our yield on earning assets. The success in expanding the net interest margin resulted primarily from the implementation of several strategies designed to increase net interest income. By emphasizing our strength as a business-focused lender, we achieved commercial loan growth that resulted in an increase in the percentage of our earning asset base consisting of higher yielding loans. The extension of the duration of our securities and improved reinvestment rates have improved the securities portfolio yield. The continued execution of our retail strategy has attracted lower cost core deposits, relative to other sources of funds, to support our loan growth and further contribute to our net interest margin improvement. Total non-interest bearing demand deposits increased $25.6 million or 14.3% to $205.3 million at March 31, 2005 compared to $179.7 million at March 31, 2004.

Interest Income

For the first three months of 2005, total interest income was $39.0 million, an increase of $6.8 million or 21.2% when compared to $32.2 million for the same period in 2004. Higher interest income was primarily due to an increased volume of average loans outstanding for the first three months of 2005 and higher earning asset yields compared to the same period in 2004. The yield on earning assets for the first three months of 2005 was 5.78%, a 42 basis point increase from 5.36% for the same period in 2004.

Interest and fees on loans for the three months ended March 31, 2005 increased $5.7 million or 24.7% to $28.8 million from $23.1 million for the same period in 2004. The increase in interest and fees on loans resulted from an increase of $296.8 million or 19.8% in average loans outstanding, primarily commercial real estate and commercial and industrial loans, and a higher average yield on loans, which increased 25 basis points to 6.40% for the three months ended March 31, 2005 from 6.15% for the same period in 2004. The higher loan yield in 2005 reflected the higher prime rate of interest in the first quarter of 2005 compared to the first quarter of 2004. For the first quarter of 2005 the average prime rate of interest was 5.45% compared to 4.00% for the first quarter of 2004.

Interest on securities increased $941,000 to $9.9 million for the three months ended March 31, 2005 compared to $9.0 million for the same period in 2004. The primary reason for the increase in interest on securities was a 43 basis point increase in yield to 4.67% for the first quarter of 2005 compared to 4.24% for the same period in 2004. The yield improvement resulted from the higher overall interest rates, which created better reinvestment opportunities, and the modestly longer duration of the investment portfolio.

Interest Expense

The principal objective of our retail strategy is to better manage our cost of funds in order to raise our net interest margin. To achieve that objective, we have focused on attracting lower cost core deposits. In addition, our philosophy of relationship banking has resulted in establishing long-term business relationships and higher balances of interest-free demand deposits. We believe that the best opportunity to improve our net interest margin continues to reside on the liability side of our balance sheet. Our ability to manage our deposit costs in a rising rate environment is critical to reaching our profitability goals. With increased competition and a higher interest rate environment we may have to offer higher rates on deposit accounts to maintain or increase existing deposit relationships, which could have an impact on the level of net interest margin improvement we anticipate during 2005. Total interest expense increased $2.7 million or 16.4% to $19.2 million for the first three months of 2005, compared to $16.5 million for the same period in 2004. The increase in interest expense resulted from increased average balances of interest bearing liabilities and higher rates paid on most interest bearing liability types. Average interest bearing liabilities were $2.41 billion for the three months ended March 31, 2005 reflecting an increase of $250.7 million or 11.6% when compared to $2.16 billion for the same period in 2004. The average rate paid on interest bearing liabilities for the three months ended March 31, 2005 increased 13 basis points to 3.18% from 3.05% for the same period of 2004.

Interest expense on deposits increased $2.0 million or 30.3% to $8.8 million for the first three months of 2005 compared to $6.8 million for the same period in 2004. The increase in interest expense on deposits accounted for 76.2% of the total increase in interest expense in the first quarter of 2005. The increase in interest expense on deposits resulted primarily from a $1.9 million increase in interest expense on savings, money markets and interest bearing demand deposits to $4.5 million for the first three months of 2005 compared to $2.6 million for the same period in 2004 due both to increased average balances and higher rates paid. Interest expense on time deposits, including certificates of deposit (CDs) of $100,000 or more, increased $167,000 to $4.4 million for the first three months of 2005 compared to $4.2 million for the same period in 2004. The increase in the expense on time deposits resulted from higher average balances, partially offset by modestly lower average rates paid.

For the first three months of 2005, the average balance of savings, money markets and interest bearing demand deposits increased $205.9 million or 26.7% to $978.1 million compared to $772.2 million for the same period in 2004. The growth in these deposit accounts reflected our ongoing focus on expanding our core deposit base as part of our retail strategy, the success of our Simply Better CheckingSM product, money market balances acquired through an intermediary that places deposits from brokerage clients with banks, and the positive reception of our new Simply Better SavingsSM product in the first quarter of 2005.

The total cost of interest bearing deposits was 2.19% for the first three months of 2005, a 22 basis point increase when compared to the 1.97% cost for the same period in 2004. The key factors in the increase in the cost of interest bearing deposits were the higher interest rate paid on Simply Better Savings and the higher interest rate environment, which resulted in greater interest expense on nearly all interest bearing deposit types. Average savings, money markets and interest bearing demand deposits for the first three months of 2005 represented 60.5% of total average interest bearing deposits compared to 55.6% of total average interest bearing deposits for the same period in 2004. These deposits had a cost of 1.82% in the first three months of 2005 compared to 1.33% for the same period in 2004 for the same reasons described above as well as the attractive rate paid on Simply Better Checking balances.

Beginning in June 2004, the Federal Reserve increased the Federal funds rate for the first time since May 2000 and has since increased the Federal funds rates six additional times, totaling 175 basis points through March 31, 2005, with the likelihood of additional future increases. To date, these increases have only modestly increased our cost of core deposits compared to the increase in overall interest rates. In the first quarter of 2005, we noted significantly stronger competition for deposits with many competitors increasing both core deposit rates as well as certificate of deposit rates. We have responded to these actions by selectively increasing our rates to retain our existing deposit base while continuing to attract new depositors. Should this trend continue, our cost of interest bearing deposits would increase and could limit our ability to expand our net interest margin.

Interest expense on borrowed funds increased $346,000 to $9.2 million for the first three months of 2005 compared to $8.9 million for the same period in 2004. The increased interest expense was the result of increased costs for floating rate Federal Home Loan Bank (FHLB) advances, partially offset by a modest decline in the average balance of borrowed funds outstanding in the first three months of 2005 to $734.3 million when compared to $737.6 million for the same period of 2004. The cost of borrowed funds increased 21 basis point to 5.02% for the first quarter of 2005 compared to 4.81% for the same period in 2004. The growth in our retail business has contributed to our reduced reliance on borrowed funds. To the extent that our retail strategy continues to attract lower cost core deposits, borrowed funds are expected to gradually become a less important part of our funding base.

The overall cost of subordinated debentures increased 21 basis points to 7.04% for the first three months of 2005 compared to 6.83% for the same period in 2004. Over the same period, the average balance of subordinated debentures increased $15.5 million to $62.9 million for the first three months of 2005 compared to $47.4 million for the same period in 2004. In June 2004, we issued $15.5 million in additional floating rate subordinated debentures, which accounted for the increased average balance outstanding. Of the outstanding subordinated debentures, approximately $21.7 million are fixed rate with an average rate of 9.69% with the remaining $41.2 floating rate with an average spread over three month LIBOR of approximately 304 basis points. If three month LIBOR continues to increase, the overall cost of our subordinated debentures will continue to increase.

We continue to execute our retail strategy with the goal of attracting additional lower cost core deposit and transaction accounts. This should allow us over time to reduce our historical dependency on higher cost CDs and borrowed funds and improve our net interest margin while generating service fee or non-interest income. To effectively manage our cost of funds during our retail building process we may use alternative funding sources such as Reserve Funds, which are money market balances acquired through an intermediary that places deposits from brokerage clients with banks. We would expect in a gradually increasing interest rate environment to see the costs of CDs rise. We may use swaps to change the repricing characteristics of certain interest bearing liabilities, particularly CDs. Significant reliance on higher cost funding sources would limit our ability to continue to effectively manage our cost of funds in the future.

Provision for Loan Losses

The provision for loan losses for the three months ended March 31, 2005 was $1.5 million, a decrease of $950,000 from the $2.5 million for the same period in 2004. The decrease in the provision was primarily due to improved asset quality and comparably slower loan growth. The allowance for loan losses as a percentage of total loans was 1.16% at March 31, 2005 compared to 1.13% at December 31, 2004. See “Asset Quality” and “Allowance for loan losses” in this report for additional detail and information.

Non-interest Income

Non-interest income consists of service charges on deposit accounts, net securities gains, income on bank owned life insurance and all other non-interest income. Total non-interest income for the first three months of 2005 was $1.7 million, a decrease of $657,000 from the $2.4 million reported for the same period in 2004.

Service charges on deposit accounts decreased $202,000 or 23.4% to $661,000 for the three months ended March 31, 2005, compared to $863,000 for the same period in 2004. Service charge income decreased due primarily to two factors. During the first quarter of 2005, lower insufficient fund fees collected and a higher earnings credit, which reduced service charges, both combined for the double-digit percentage decrease in service charge income. We are currently reviewing insufficient fund fee collection procedures and our earnings credit rate in relation to peers. We do not expect the trend experienced in the first quarter of 2005 to continue throughout the year. To address this decline we continue to conduct targeted marketing campaigns designed to attract lower cost and interest-free demand deposit accounts with the goal of lowering our cost of funds while generating additional service charge and fee income.

Net gains on the sale of securities totaled $193,000 in the first three months of 2005 compared to $586,000 in net gains on the sale of securities for the same period in 2004. We have continued to reposition securities in 2005 to achieve asset and liability and liquidity objectives, which include enhancing future interest income and managing interest rate risk. The level of net securities gains or losses is dependent upon opportunities presented by changes in interest rates or asset and liability objectives.

Income on bank owned life insurance (BOLI) was $443,000 for the first three months of 2005, a decrease of $43,000 compared to the same period in 2004. The modest decrease in income on BOLI was due to lower yields on certain BOLI assets. The income earned on these assets is used to offset the benefit costs of deferred compensation programs. Income on BOLI also reduces our overall effective income tax rate. Our BOLI assets are single premium policies. After the initial purchase, there are no additional premiums to be paid on those policies.

Other non-interest income includes a variety of fee-based services, including Second Check fees, automated teller machine fees charged to non-customers, safe deposit box rental income and other non-banking service fees. Other non-interest income decreased $19,000 to $420,000 for the three months ended March 31, 2005 from $439,000 for the same period in 2004.

Non-interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy, equipment and all other non-interest expense we incur. Non-interest expense totaled $11.9 million in the first three months of 2005, an increase of $1.6 million or 15.3% compared to the $10.3 million for the same period in 2004. Salaries and employee benefits represented the largest increase to non-interest expense for the first three months of 2005 compared to the same period of 2004. On a annualized basis, total non-interest expense as a percentage of average assets was 1.70% for the first three months of 2005 compared to 1.65% for the same period of 2004. Our efficiency ratio for the first three months of 2005 was 54.95% compared to 56.77% for the same period in 2004. Excluding net securities gains, the efficiency ratio for the first three months of 2005 was 55.44% compared to 58.67% for the same period in 2004. The efficiency ratio is computed by dividing total non-interest expense by the sum of net interest income and non-interest income. A decrease in the efficiency ratio indicates a more efficient allocation of resources while an increase would indicate more resources are being utilized to generate the same volume of income. The improvement in the efficiency ratio was primarily due to higher net interest income partially offset by higher non-interest expenses and lower non-interest income. Continued improvement to the efficiency ratio will depend on increases in net interest income, non-interest income and the level of growth in non-interest expenses as we open new branches.

The following table presents the components of non-interest expense for the three months ended March 31, 2005 and 2004.

Three months ended March 31,
(in thousands)	2005	2004

Salaries and employee benefits	$6,829	$5,832
Occupancy expense, net	1,189	1,090
Equipment expense	776	794
Marketing	560	375
Outside services and processing	389	271
Communication and postage	244	236
Stationery and supplies	228	200
Audit and examination fees	226	193
Directors and committee fees	217	151
Attorneys’ fees	144	113
Insurance	112	129
Amortization of subordinated debenture expense	68	58
FDIC insurance premium	66	58
Deposit intangible amortization	51	51
ORE expense	28	—
Other	731	736

Total	$11,858	$10,287

Salaries and employee benefits, which represents the largest portion of non-interest expense, increased $1.0 million or 17.1% to $6.8 million for the first three months of 2005 compared to $5.8 million for the same period in 2004. Full time equivalent employees totaled 374 at March 31, 2005, compared to 364 at December 31, 2004, and 359 at March 31, 2004. Salaries expense increased $755,000 and accounted for 75.7% of the increase in salaries and employee benefits expense. The primary reason for the increase in salaries is the continued growth of YNB and the ongoing need for additional staff to support various compliance and risk management requirements, including Sarbanes-Oxley, and to a lesser extent, the strengthening of executive management. In addition, merit raises and the salary expense associated with our new Mountain View branch contributed to the increase. Employee benefits expense increased $243,000 or 16.0% primarily due to a $164,000 increase in costs associated with executive benefit plans and a $42,000 increase in ESOP expense. These two items accounted for 84.8% of the increase in employee benefits expense. With the planned opening of new branches and the continued staffing requirements related to compliance with regulatory requirements, we anticipate that both salaries and employee benefits expense will continue to increase in 2005.

Occupancy expense for the first three months of 2005 was $1.2 million, an increase of $99,000 or 9.1%, compared to $1.1 million for the same period in 2004. The increase in occupancy expense was due to the additional costs, including rent expense, associated with the operation of our branch network. We opened one branch in 2004 and with planned expansion in 2005, we expect occupancy expense to continue to increase.

Equipment expense decreased $18,000 or 2.3% to $776,000 for the first three months of 2005 from $794,000 for the same period in 2004. The decrease in equipment expense resulted primarily from a reduction in depreciation expense. We anticipate equipment expense will increase throughout the balance of 2005 as a result of the ongoing expansion of our branch network and our continuing efforts to maintain and upgrade technology and systems in order to provide quality products and services.

Other non-interest expense increased $493,000 or 19.2% to $3.1 million for the first three months of 2005 compared to $2.6 million for the same period in 2004. The increase resulted primarily from increases in three expense categories. Marketing expense increased $185,000 to $560,000 for the first three months of 2005 compared to $375,000 for the same period in 2004. This increase reflects the ongoing execution of our retail strategy, which includes marketing both to enhance our brand image, and to attract lower cost core deposits. Outside services, which include consulting fees and outsourced services, increased $118,000 to $389,000 for the first three months of 2005 compared to $271,000 for the same period in 2004. This increase reflected the continued use of outside services, which allow YNB to deliver products and services more efficiently than would otherwise be able. Director and Committee fees increased $66,000 to $217,000 for the first three months of 2005 compared to $151,000 for the same period in 2004. The increase reflected higher costs associated with the director deferred compensation plan principally due to an increase in the number of meetings and participating directors. These three expense categories accounted for 74.8% of the total increase in other non-interest expenses. We anticipate continued increases in our non-interest expense base as we continue to grow.

Income Tax Expense

We have identified accounting for income taxes as a critical accounting policy. The provision for income taxes, comprised of Federal and state income taxes, was $2.6 million for the first three months of 2005 compared to $1.5 million for the same period in 2004. The increase in income tax expense was primarily due to the higher level of taxable income in 2005 compared to the same period in 2004 and, to a lesser extent, a higher tax rate. The provisions for income taxes for the first three months of 2005 and 2004 were at an effective rate of 31.7% and 28.0%, respectively.

Financial Condition

Assets

Total assets at March 31, 2005 were $2.82 billion, an increase of $11.9 million from December 31, 2004. The growth in our asset base during the first three months of 2005 reflected our continuing strength as a business-focused, relationship-oriented community bank, as total loans increased $45.9 million. The growth in loans was principally reflected in commercial real estate and commercial and industrial loans. The funding for this asset growth was provided primarily by interest bearing deposits and cash flows from our securities. Our deposit growth has resulted from the continued successful execution of our retail strategy.

When compared to the first quarter of 2004, total asset growth has slowed through the first quarter of 2005. This is primarily due to significantly slower commercial loan growth then we experienced in the first quarter of 2004. Part of our first quarter 2005 asset growth was funded through cash flows from securities available for sale due to slower than expected deposit growth.

Loans

We emphasize commercial real estate and commercial and industrial loans to individuals and small to mid-sized businesses. We continued to experience commercial loan demand as a result of the strength of New Jersey’s real estate market and business activity. The loan portfolio represents our largest earning asset class and is our primary source of interest income. Total loans increased $45.9 million or 2.6% to $1.83 billion at March 31, 2005 from $1.78 billion at December 31, 2004. Our broader geographic footprint and our strength as a commercial business lender were the primary factors that accounted for the growth for the three months ended March 31, 2005. During the first quarter and into the second quarter of 2005 we have experienced relatively large commercial loan payoffs, which combined with increased competition resulted in comparatively slower loan growth versus the first quarter of 2004. Our loan portfolio represented 64.9% of total assets at March 31, 2005 compared to 63.5% at December 31, 2004.

Continued loan growth is an important part of our strategy to increase our net interest margin and increase our franchise value. In the first quarter of 2005 we saw increased competition from both bank and non-bank lenders relating to terms and interest rates on fixed rate commercial loans. To date, we have not matched these rates and, as a result, growth has slowed. Should this trend continue, we believe our 2005 loan growth will slow from our historic trends. In addition to the referenced competition, borrowers’ concerns over the economy, real estate prices and interest rates, among other factors, could adversely impact future loan growth. Substantially all of our lending business is with customers located in Mercer County and our Northern region, comprised of Hunterdon, Somerset and Middlesex Counties, and the contiguous counties that surround those markets. Because a significant portion of our loan portfolio is secured by real estate, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of real estate collateral are subject to changes in the region’s economic environment and real estate market values.

The table below sets forth YNB’s loan portfolio composition and growth by loan type for the three months ended March 31, 2005.

(in thousands)	03/31/05	12/31/04	Change

Commercial real estate
Investor occupied	$614,366	$594,799	$19,567
Owner occupied	211,736	215,313	(3,577)
Construction and development	200,382	190,546	9,836

Commercial and industrial
Lines of credit	316,154	301,163	14,991
Term	165,095	169,829	(4,734)
Demand	447	374	73

Residential
1-4 family	159,401	159,306	95
Multi-family	30,069	22,717	7,352

Consumer
Home equity	85,855	86,295	(440)
Installment	32,126	32,149	(23)
Other	12,857	10,101	2,756

Total loans	$1,828,488	$1,782,592	$45,896

At March 31, 2005, commercial real estate loans and commercial and industrial loans represented 82.5% of total loans compared to 82.6% at year-end 2004. In underwriting commercial loans, which are primarily secured by real estate, we follow strict underwriting standards. These standards include varying limits on loan-to-value ratios based on property types, property condition, quality and experience of the organization or developer managing the property, and evaluation of the cash flow capability of the borrower to repay the loan. We also analyze the feasibility of these projects, including occupancy rates, tenants and lease terms. Additionally, our underwriting standards require independent appraisals, periodic property inspections and the monitoring of operating results. In addition to real estate, the majority of our commercial loans are secured by business assets and most are supported by personal guarantees and other assets of the principals.

Commercial real estate loans increased $25.8 million or 2.6% in the first three months of 2005 to $1.03 billion from $1.00 billion at December 31, 2004. Commercial real estate loans consist of investor occupied, owner occupied, and construction and development loans. The three month growth was primarily in investor occupied loans and construction and development loans, which increased $19.6 million and $9.8 million, respectively. This growth resulted from a strengthening economy, our broader geographic footprint and the strong real estate market in New Jersey. Growth in commercial real estate loans accounted for 56.3% of the total loan growth in the period. Construction and development loans include residential and commercial projects and are typically made to experienced residential or commercial construction developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial projects. Generally, construction loans have terms of one to two years and are interest only, adjustable rate loans indexed to the prime rate of interest.

Commercial and industrial loans include lines of credit, term loans and demand loans. Commercial and industrial loans increased $10.3 million or 2.2% to $481.7 million at March 31, 2005 compared to $471.4 million at year-end 2004. The growth was primarily in lines of credit, which increased $15.0 million. Partially offsetting this growth was a $4.7 million decline in term loans. The increase in commercial and industrial loans resulted primarily from increasing business activity in our market area. Commercial and industrial loans are typically loans made to small and mid-sized businesses and consist of loans used to finance inventory, receivables, and other working capital needs. Typically term loans are provided for equipment needs. In our commercial and industrial loan portfolio, we attempt to maintain diversification of risk within industry classifications with the goal of limiting the risk of loss from any single unexpected event or trend.

Residential loans include 1-4 family and multi-family loans. This segment of our portfolio totaled $189.5 million at March 31, 2005, increasing $7.4 million in the first three months of 2005 from year-end 2004. The increase was primarily due to growth in multi-family loans. Residential 1-4 family loans represented 84.1% of residential loans at March 31, 2005. Our 1-4 family loans are secured by first liens on the underlying real property. We are a participating seller/servicer with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) and we generally underwrite our single-family residential mortgage loans to conform to the standards required by these agencies. Multi-family loans, which primarily consist of loans secured by apartment complexes, have historically not been an area of focus, and represented only 15.9% of total residential loans at March 31, 2005.

Consumer loans increased $2.3 million or 1.8% to $130.8 million at March 31, 2005 compared to $128.5 million at year-end 2004. Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Home equity loans and lines represented 65.6% of total consumer loans at March 31, 2005 compared to 67.1% at year-end 2004. The gradually increasing interest rate environment over the last nine months is reflected in the modest rate of growth of our consumer loans. The expansion of our retail network into new markets has generated, and should continue to generate, additional opportunities to increase the size of our consumer loan portfolio.

Asset Quality

Over the past several years we have successfully grown our loan portfolio while maintaining high asset quality standards. Nonperforming asset levels have averaged less than $9.0 million during a period in which our compound annual growth rate has exceeded 20%. Nonperforming assets as a percentage of total assets declined to 0.32% at March 31, 2005 compared to 0.36% at December 31, 2004.

In the first quarter of 2005, total nonperforming assets declined $1.0 million or 10.5%. This decline was primarily due to a partial paydown on one of our nonperforming loan relationships. As noted in our 2004 annual report, three loan relationships accounted for approximately 78% of our nonperfoming assets at December 31, 2004. These relationships accounted for 66.7% of total nonperforming assets at March 31, 2005. We continue to work closely with these borrowers and each loan relationship is in some form of resolution, which includes collection or restructure. Loans deemed uncollectible are charged off. While the ultimate collectibility of each relationship is not known, we do expect positive improvement in all three relationships in 2005. However, we do not expect that we will recover the full balance of these relationships.

We place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market place could leave many of our loans undersecured. If we were required to liquidate the collateral securing a loan to satisfy the debt during periods of reduced real estate values, our earnings could be adversely affected. Adverse economic and business conditions in our marketplace could reduce our growth and affect our borrowers’ ability to repay their loans, and, consequently, adversely affect our financial condition and performance.

The following table sets forth nonperforming assets in our loan portfolio by type at March 31, 2005, December 31, 2004 and March 31, 2004.

(in thousands)	3/31/05	12/31/04	3/31/04

Nonaccrual loans:
Commercial real estate	$1,397	$910	$1,318
Commercial and industrial	6,752	7,867	10,573
Residential	49	51	356
Consumer	269	281	27

Total	8,467	9,109	12,274

Loans 90 days or more past due:
Residential	480	791	184
Consumer	15	108	834

Total	495	899	1,018

Total nonperforming loans	8,962	10,008	13,292

Total nonperforming assets	$8,962	$10,008	$13,292

Nonperforming assets decreased $1.0 million to $9.0 million at March 31, 2005 compared to $10.0 million at year-end 2004. In addition, nonperforming assets have declined $4.3 million from $13.3 million at March 31, 2004. The decline in nonperforming loans was primarily due to a partial recovery on one loan relationship. Nonperforming loans represented 0.50 % of total loans at March 31, 2005 compared to 0.56% at year-end 2004. The improvement in this ratio is due to the loan growth experienced in 2005, as well as the decline in nonperforming loans.

Nonperforming assets consist of nonperforming loans and other real estate. We had no other real estate owned at March 31, 2005 or December 31, 2004. Nonperforming loans are comprised of loans on a nonaccrual basis, loans which are contractually past due 90 days or more as to interest or principal payments but have not been classified as nonaccrual, and loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Our policy regarding nonaccrual loans varies by loan type. Generally, commercial loans are placed on nonaccrual when they are 90 days past due, unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Residential mortgage loans are not generally placed on nonaccrual status unless the value of the real estate collateral has deteriorated to the point that a potential loss of principal or interest exists. If principal and interest payments on nonaccrual loans are brought contractually current, and future collectibility is reasonably assured, loans are returned to accrual status. Loans are classified as restructured loans when, for economic or legal reasons related to the borrower’s financial condition, we grant concessions to the customer that we would otherwise not consider. Restructured loans remain on nonaccrual until collectibility improves and a satisfactory payment history is established, typically after six consecutive monthly payments. We had no restructured loans at March 31, 2005 or December 31, 2004.

Nonaccrual loans were $8.5 million at March 31, 2005, a decrease of $642,000 from the December 31, 2004 level of $9.1 million. The decrease in nonaccrual loans resulted primarily from a partial recovery on one loan relationship, partially offset by new loans going into nonacccrual status in the first quarter of 2005. Nonaccrual commercial loans accounted for 79.7% of total nonaccrual loans and 75.3% of total nonperforming loans at March 31, 2005. While we continue to work closely with these borrowers to return these loans to performing status, the ultimate collectibility of these nonaccrual loans cannot be determined at this time.

Loans 90 days or more past due but still accruing interest represented $495,000 at March 31, 2005, a decrease of $404,000 compared to the $899,000 in this category at December 31, 2004. The decline resulted from a decrease in both residential and consumer loans 90 days or more past due.

Commercial lending is one of our most complex functions. While the most profitable part of YNB’s business is commercial lending, the risk of that business is also the greatest. We believe we have a sound credit culture in place, which includes strict underwriting standards, effective risk assessment, strong credit policies and the periodic evaluation of the overall creditworthiness of our borrowers. We continually review and assess the effectiveness of our commercial lending processes and controls. We are currently in the process of further strengthening our risk rating determinations and tightening our credit policies. When issues are identified changes are made in a timely manner. Our reliance on real estate collateral could result in our earnings being negatively impacted if it were necessary to liquidate our real estate collateral during periods of reduced real estate values. Adverse economic and business conditions could negatively affect our financial condition. While we believe our levels of nonperforming assets and credit quality will improve in 2005, a number of factors beyond our control could cause nonperforming asset levels to rise from their current or recent level, which would have a negative impact on our financial performance.

Allowance for Loan Losses

We have identified the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is maintained at a level estimated to absorb possible loan losses of the loan portfolio. The formal evaluation process for determining the adequacy of the allowance for loan losses takes place on a quarterly basis.

Our commercial lending staff reviews, evaluates and rates all of our commercial loans based on their respective risk at origination. The risk classifications range from 1 to 9 or from minimal risk to loss. A formal loan review process, independent of loan origination, is in place to evaluate risk rating and monitor risk classifications. Internal loan review reports to our risk management officer, who in turn, reports directly to the Audit Committee of our Board of Directors. Currently the Criticized and Classified Asset Committee meets monthly to review criticized and classified assets. This committee includes the Chief Financial Officer, the Senior Lending Officer, the Senior Credit Administration Officer, the Senior Risk Management Officer and the Senior Credit Risk Review Manager and two independent Directors. During its regular meetings the committee reviews trends in critized assets, reviews information on classified assets and monitors our efforts to resolve nonperforming loan relationships. This committee also reviews compliance with accounting rules related to loan impairment.

Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. The reserve percentage assigned to each risk-rating category is determined quarterly from historical loan loss rates based on an eight quarter rolling trend using migration analysis. Risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as minimal, modest, better than average, average and acceptable. Loans with acceptable risk were reserved at a range of 0.70% to 0.75% at March 31, 2005. Risk ratings of between 6 and 8 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard, or doubtful. Due to the higher level of risk, these loans were reserved at a range of 3.75% to 100% at March 31, 2005. Loans with a risk rating of 9 are considered to be a loss and would be reserved at 100%. At March 31, 2005, there were no 9 rated loans. Residential mortgage loans were assigned an individual risk reserve percentage of 0.03% due to the strong secured nature of these loans and the low level of losses experienced historically. Consumer loans were assigned reserve percentages of 0.01% for the lowest risk to 7.88% for the highest risk depending on the extent and type of collateral.

In addition to the methodology discussed above, we use our judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates, level of business activity and other factors. We closely monitor delinquencies and delinquency trends. All criticized assets, risk rated 6 or higher, are reviewed on a monthly basis. Allocations of the allowance for loan losses, both specific and general, are determined after this review.

The following table provides information regarding the allowance for loan losses for the three months ended March 31, 2005 and 2004.

(in thousands)	03/31/05	03/31/04

Allowance balance, beginning of period	$20,116	$17,295
Charge offs:
Commercial and industrial	(288)	(1,504)
Residential	—	(96)
Consumer	(141)	(25)

Total charge offs	(429)	(1,625)

Recoveries:
Commercial and industrial	4	—
Residential	—	23
Consumer	35	19

Total recoveries	39	42

Net charge offs	(390)	(1,583)

Provision charged to operations	1,500	2,450
Allowance balance, end of period	$21,226	$18,162

Allowance for loan losses to total loans	1.16%	1.15%
Nonperforming loans to total loans	0.49	0.84
Net charge offs to average loans	0.09	0.42
Allowance for loan losses to nonperforming loans	236.84%	136.64%

At March 31, 2005, the allowance for loan losses totaled $21.2 million, an increase of $ 1.1 million compared to $20.1 million at December 31, 2004. The increase in the allowance reflected the extensive analysis previously discussed. It is our assessment, based on our judgment and analysis, that the allowance for loan losses was appropriate in relation to the credit risk at March 31, 2005. The ratio of the allowance for loan losses to total loans was 1.16% at March 31, 2005 compared to 1.13% at year-end 2004. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. At March 31, 2005, this ratio was 236.84% compared to 201.00% at December 31, 2004. For the first quarter of 2005, net charge offs to average total loans declined to 9 basis points compared to 42 basis points for the first quarter of 2004 and entire year of 2004. While we believe our total charge offs for 2005 should be less than 2004, we believe the first quarter is not a good indication of the actual level of charge-offs for 2005.

Extending credit to businesses and consumers exposes us to credit risk. We manage credit risk in the loan portfolio through adherence to strict underwriting standards, guidelines and limitations. Various approval procedures, based on the amount of the loan and other credit considerations, have also been established. We recognize that despite our best efforts to manage credit risk, losses will occur. In times of economic slowdown, either within our markets or nationally, the risk inherent in our loan portfolio may increase. The timing and amount of loan losses that may occur is dependent upon several factors, most notably expected general, regional and local economic conditions and the specific financial condition of our borrowers. Although we use the best information available, the level of the allowance for loan losses remains an estimate, which is subject to significant judgment and short-term changes.

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

	As of March 31, 2005			As of December 31, 2004
		Percent	Percent of		Percent	Percent of
	Reserve	of	loans to	Reserve	of	loans to
(in thousands)	Amount	Allowance	Total loans	Amount	Allowance	Total loans

Commercial real estate	$10,904	51.4%	56.1%	$10,312	51.3%	56.2%
Commercial and industrial	8,885	41.9	26.3	8,575	42.6	26.4
Residential	793	3.7	10.4	611	3.0	10.2
Consumer	644	3.0	7.2	618	3.1	7.2

Total	$21,226	100.0%	100.0%	$20,116	100.0%	100.0%

Federal funds sold and interest bearing deposits with banks

We have used a number of short-term investment vehicles to invest excess funds. Short-term investment vehicles utilized include Federal funds sold and interest bearing deposits with correspondent banks. We have maintained adequate levels of overnight liquidity to meet potential loan demand and normal deposit fluctuations. At March 31, 2005, Federal funds sold and interest-bearing balances with banks totaled $39.3 million compared to $48.1 million at December 31, 2004. The decrease in Federal funds sold and interest-bearing deposits in the first three months of 2005 resulted from loan growth and to a lesser extent the retirement of $20.0 million in FHLB advances in January 2005. Overnight funds levels have fluctuated as we have strategically moved funds out of these lower yielding earning assets into higher yielding earning assets. With our continued loan growth and slower deposit growth we anticipate that we will seek to keep the balance in Federal funds and interest bearing deposits with banks as low as possible while at the same time maintaining adequate liquidity.

Securities

Our securities totaled $852.6 million or 30.3% of assets at March 31, 2005 compared to $880.8 million or 31.4% of assets at December 31, 2004. In 2005, cash flows from the securities portfolio were used to fund commercial loan growth experienced and to enhance our liquidity position, resulting in the decline in the size of our securities portfolio. Our portfolio has been structured to provide consistent cash flow to enhance liquidity and provide funding for commercial loan growth. Our securities are comprised of high quality earning assets that provide favorable returns and serve as a tool to actively manage our interest rate risk position. There is limited credit risk in our securities portfolios. The lower risk based capital weights associated with our securities also have a beneficial impact on our risk based capital ratios. All of our mortgage-backed securities are agency named. Obligations of state and political subdivisions are primarily general obligation issues, the majority of which have additional credit enhancement. Corporate obligations, which include capital securities (trust preferred securities) of certain financial institutions and corporate bonds, represent less than four percent of all securities outstanding at March 31, 2005.

Due to our interest rate risk position during 2004 and into 2005, we have maintained a longer duration securities portfolio, which had the effect of increasing the yield on these assets. This strategy increases market risk but provides stability to interest income were interest rates to decline. Strategies in the securities portfolios are executed within the overall interest rate risk management guidelines of the Bank.

The following tables present the amortized cost and market value of YNB’s securities portfolios as of March 31, 2005 and December 31, 2004.

Securities Available For Sale	March 31, 2005		December 31, 2004
	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value

U.S. Treasury Obligations	$2,016	$1,898	$2,016	$1,938
U.S. government –sponsored agencies	251,853	246,911	236,846	235,441
Mortgage-backed securities
Issued by FNMA/FHLMC	437,040	429,972	470,993	470,787
Issued by GNMA	26,123	26,055	20,339	20,597
Corporate obligations	25,768	26,877	31,723	33,111
Federal Reserve Stock	3,551	3,551	3,551	3,551
Federal Home Loan Bank Stock	36,100	36,100	37,100	37,100

Total	$782,451	$771,364	$802,568	$802,525

Investment Securities	March 31, 2005		December 31, 2004
	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value

Obligations of state and political subdivisions	$79,291	$80,176	$76,142	$77,785
Mortgage-backed securities
Issued by FNMA/FHLMC	1,971	2,000	2,115	2,169

Total	$81,262	$82,176	$78,257	$79,954

The securities available for sale (AFS) portfolio decreased $31.2 million to $771.4 million from $802.5 million at December 31, 2004. The AFS portfolio represented 90.5% of total securities and was principally comprised of mortgage-backed securities (MBS) and agency-callable bonds. The AFS portfolio is a flexible asset and liability management tool that is utilized to take advantage of market conditions, to create more attractive returns and to manage liquidity and interest rate risk. We continue to follow a strategy of maintaining a longer duration securities portfolio. The duration of our portfolio at March 31, 2005 was 4.4 years compared to 3.8 years at December 31, 2004 and 3.2 years at March 31, 2004. With approximately 50% of our commercial loan assets earning a floating rate of interest at March 31, 2005, that portion of the balance sheet is well positioned for gradually rising interest rates. The effect of extending the duration of our AFS portfolio while longer-term rates remained relatively unchanged and short rates increased was a higher yielding AFS portfolio with consistent cash flows and protection to interest income should rates decline. In addition, MBS purchased over the past year were primarily purchased at or below par, mitigating the risk to the AFS yield due to premium amortization. The improved yield on the AFS portfolio was a primary factor in the increase in the overall securities yield to 4.67% for the first quarter of 2005 compared to 4.24% for the same period in 2004.

AFS securities are reported at market value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity. Volatility in the treasury yield curve and changes in longer-term treasury rates resulted in an increased level of market value depreciation in the AFS portfolio at March 31, 2005 when compared to December 31, 2005. There was $11.1 million in net depreciation in the AFS portfolio at March 31, 2005 compared to net depreciation of $43,000 at December 31, 2004. This increase in net depreciation resulted from the increase in treasury rates at March 31, 2005 when compared to December 31, 2004 and the longer term nature of the portfolio. At March 31, 2005 the AFS portfolio had a net unrealized loss, net of tax, of $7.2 million compared to a net unrealized loss of $28,000 at December 31, 2004, which is reported in “Accumulated Other Comprehensive Loss” in stockholders’ equity.

Investment securities classified as held to maturity increased $3.0 million to $81.3 million at March 31, 2005 from $78.3 million at December 31, 2004. Investment securities are carried at book value or amortized cost. The increase was due to a $3.1 million increase in obligations of state and political subdivisions, or municipal bonds, partially offset by a $144,000 decrease in mortgage-backed securities. The municipal bond portfolio reduces our effective tax rate and enhances the tax equivalent yield of our investment securities. We expect to continue to increase our holdings of municipal bonds as part of our strategy to reduce our effective tax rate and increase net income.

In 2005, our strategy for managing our investment portfolio will continue to depend on the overall interest rate environment, as well as the composition of our other earning assets. We are currently able to maintain the longer duration securities portfolio due to the high level of floating rate commercial loans in our loan portfolio. If the composition of the loan portfolio shifts towards fixed rate loans, we would have to shorten the duration of the securities portfolio. In the first quarter of 2005, our loan portfolio grew faster than our deposit portfolio. The additional funding for loan growth came in part from cash flows from the investment portfolio. If deposit growth continues to lag loan growth given the increased competition for deposits, we anticipate the securities portfolio to continue to decrease in size. We evaluate all securities with unrealized losses quarterly to determine whether the loss is other than temporary and have identified this process as a critical accounting policy. At March 31, 2005, we determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses, the performing nature of these securities, and the low level and short time frame on the unrealized losses. We believe that the unrealized losses in the securities portfolios were caused by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on MBS.

Deposits

Deposits represent our primary funding source supporting earning asset growth. Over the past several years we have concentrated on the successful implementation and execution of our retail strategy. While we did not open any new branches in the first quarter of 2005, we expect to open several new branches in 2005 and 2006. The actual timing of branch openings is dependent on many factors including obtaining approval from our primary Federal banking regulator and local governmental authorities. We have found that the time required to obtain all necessary local approvals frequently results in a delay in opening branches. We expect to open our Pennington Point branch in Hopewell Township in May 2005. We have also received regulatory approval from the Office of the Comptroller of the Currency to open a branch located on the border of Lawrence and West Windsor Townships, which will form a solid link between our current Lawrence and Quakerbridge branches. Pending the necessary approvals, we are planning to open additional branches in Ewing, Mercer County, Falls Township, Bucks County, Pennsylvania and Readington, Hunterdon County. We are also currently evaluating plans to enhance our presence in Middlesex County and extend our branch network to Monmouth and Ocean Counties in New Jersey. We believe by opening new branches in attractive markets we can continue to attract new deposit relationships that will help us profitably fund our loan growth and increase the value of the YNB franchise.

Total deposits at March 31, 2005 were $1.84 billion an increase of $32.2 million or 1.87% compared to total deposits of $1.81 billion at December 31, 2004. In the first quarter of 2005 we introduced a new savings product called Simply Better Savings. Simply Better Savings is a tiered product with a competitive interest rate. We believe this will be our primary deposit raising product for 2005. While we have attracted many new depositors to the bank with this product we have also seen many existing depositors shift their Simply Better Checking and Premier Money Market deposit balances from those comparatively lower yielding accounts to Simply Better Savings, which has a higher rate. Simply Better Checking is a tiered interest bearing checking account. Depositors who took advantage of this competitively priced product in 2004, in a comparatively lower interest rate environment, are shifting all or part of those balances to the higher priced Simply Better Savings product. As a result of the shift and new balances attracted, the cost of savings, money markets and interest bearing savings accounts increased to 1.82% for the first quarter of 2005 from 1.33% for the first quarter of 2004. The cost of all interest bearing deposits for the first quarter of 2005 was 2.19%, a 22 basis point or 11.2% increase. Our ability to manage the cost of interest bearing deposits will be critical in the continued improvement of our net interest margin.

The following table provides information concerning YNB’s deposit base at March 31, 2005 and December 31, 2004.

(in thousands)	3/31/05	12/31/04

Non-interest bearing demand Deposits	$205,332	$202,196
Interest bearing demand deposits	488,169	542,186
Money market deposits	314,391	332,072
Savings deposits	196,017	93,571
Certificates of deposit of $100,000 or more	173,387	166,983
Other time deposits	464,949	472,996

Total	$1,842,245	$1,810,004

Interest bearing demand deposits decreased $54.0 million or 10.0% to $488.2 million at March 31, 2005 from $542.2 million at year-end 2004. The decline in interest bearing demand deposits was primarily due to a $57.8 million drop in Simply Better Checking balances, as the more interest rate sensitive customers have shifted funds to the higher Simply Better Savings which has a higher rate. Many of these customers have maintained their Simply Better Checking accounts so we have been able to broaden our relationship with these customers. We anticipate that as short-term rates continue to increase, additional customers will shift their balances out of lower yielding Simply Better Checking and into Simply Better Savings. While this will increase our cost of funds, we believe that our Simply Better Savings cost is less than using certificates of deposit to fund loan growth. Surrogates’ deposits (i.e., Intermingled Minors Trust Funds) increased $4.3 million from December 31, 2004 to $89.7 million in the first quarter of 2005. Approximately $55.7 million of these deposits will be rebid in December 2005.

We have experienced a reduction in money market balances of $17.7 million or 5.3% to $314.4 million at March 31, 2005 from $332.1 million at December 31, 2004. The decrease in money market balances resulted primarily from declines in personal money market balances of $25.2 million. The decline in personal money market balances resulted from the shift of balances primarily to higher yielding Simply Better Savings accounts and, to a lesser extent, certificates of deposit. Offsetting the decline in personal money market balances was an increase of $7.7 million in money market balances acquired from Reserve Funds and a modest increase in total business money market balances. At March 31, 2005, funds obtained from Reserve Funds totaled $81.2 million. The rate on these funds is tied to the overnight Federal funds rate. We expect to continue to use this source of funds to support our loan growth and improve our liquidity. We believe these deposits to be stable and less expensive then raising deposits through CDs.

Savings deposits, another source of low cost core deposits, have increased $102.4 million to $196.0 million at March 31, 2005 compared to $93.6 million at December 31, 2004 due to the growth in Simply Better Savings balances.

We market our CDs through our branch network and through a computer-based service provided by an independent third party, which enables us to place CDs nationally. Total CDs, which include CDs of $100,000 or more and other time deposits, decreased $1.6 million to $638.3 million at March 31, 2005 from $640.0 million at December 31, 2004. The decrease resulted from a $19.5 million decrease in CDs obtained through the nationwide computer-based service partially offset by a $17.9 million increase in CDs obtained through our retail network, primarily public fund certificates of deposit of $100,000 and over, obtained from local municipalities. At March 31, 2005, we had approximately $85.3 million in CDs obtained through the nationwide computer-based service, compared to approximately $104.8 million at December 31, 2004. At March 31, 2005, total CDs represented 34.6% of our total deposits compared to 35.3% at year-end 2004. While CDs are expected to continue to represent an important funding source, we are continuing our efforts through our retail strategy to further increase lower cost core deposits and reduce the need for higher cost funding sources. In 2004, to help fund our loan growth and maintain retail CD relationships with our customers, we introduced a competitively priced two-year CD. We used interest rate swaps to lower the cost of these funds and better match the repricing of the CDs with our loans. We have continued to offer selected CDs in various maturity terms and may use swaps to change the pricing characteristics of these funds when deemed appropriate by management.

Non-interest bearing demand deposits increased $3.1 million or 1.6% to $205.3 million at March 31, 2005 compared to $202.2 million at December 31, 2004. During 2004, we redesigned our business checking products to provide accounts to meet the needs of small to mid-sized businesses. These new products have helped account for the growth in non-interest bearing demand deposits. We have seen significant growth in our “Business DDA Plus,” a checking account designed for our small business customers. We believe our enhanced product line of business checking products represents an opportunity to increase our non-interest bearing demand balances as our commercial relationships continue to expand.

It is our strategy to fund earning asset growth with low cost deposits. To that end, we continue to promote our Simply Better Savings product throughout our markets and we have continued a targeted marketing campaign to promote our core free checking account products. Both of these campaigns should attract core deposit relationships and should continue to contribute to improving our net interest margin. In addition, we continue to market our lower cost interest bearing checking products, Chairman’s Choice and Preferred Choice CheckingSM. Both of these product offerings solidify relationships with our customers. However, due to the increased competition for deposits in our market place and the increase in short term interest rates, deposit costs could increase faster than earning asset yields, which could limit our ability to increase our net interest margin over the next several quarters. Excluding certificates of deposit, core deposits have historically not been adequate to meet loan demand and are not expected to do so in the near term. If interest rates continue to rise depositors will be attracted to higher cost alternative deposit products such as CDs. While such a shift would potentially have a negative impact on our net interest margin, attracting lower cost core deposits through our retail strategy will remain an ongoing strategic objective.

Borrowed Funds

Our primary funding strategy is to rely on attracting deposits to fund new earning asset growth, and to utilize borrowed funds as a secondary funding source for earning assets as well as for asset and liability management, and liquidity purposes. Borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances. Borrowed funds totaled $795.7 million at March 31, 2005, a decrease of $20.3 million from the $816.0 million outstanding at December 31, 2004. The decrease was primarily due to a $20.0 million decline in FHLB advances outstanding. With our focus on increasing lower cost core deposits to fund our asset growth, we anticipate that borrowed funds will be a less important source of funding for YNB in the future. At March 31, 2005, borrowed funds represented 28.2% of total assets compared to 29.1% at December 31, 2004. Within approved policy guidelines, we expect to continue to use borrowed funds as an alternative funding source or to meet desired business, asset and liability, or liquidity objectives.

We had FHLB advances outstanding of $722.0 million at March 31, 2005, a reduction of $20.0 million from the $742.0 million outstanding at December 31, 2004. Callable borrowings, primarily FHLB advances, totaled $669.0 million or 84.1% of total borrowed funds at March 31, 2005. Callable borrowings have original terms of five to ten years and are callable after periods ranging from three months to five years. As of March 31, 2005, YNB had $556.0 million in callable borrowings with call dates of one year or less. Based on March 31, 2005 interest rate levels, we anticipate there will be $20.0 million in advances called in the next twelve months. Rates would have to increase at least 200 basis points before we would have significant call activity in the next twelve months. At March 31, 2005, there were $59.0 million in floating rate FHLB advances maturing in one year or less. We believe, based on our liquidity position and loan demand, that we will roll the majority of these advances over at their maturity or call date. The structure of these new advances will be determined based on our asset and liability objectives at the time.

Subordinated Debentures (Trust Preferred Securities)

At March 31, 2005 there were $62.9 million in subordinated debentures outstanding, unchanged from December 31, 2004. Of the $61.0 million in trust preferred securities issued to third parties outstanding at March 31, 2005, approximately $55.0 million qualifies as Tier 1 capital with the remaining $6.0 million qualifying as Tier 2 capital. The amount of trust preferred securities qualifying as Tier 1 capital is limited to 25% of all Tier 1 capital. As Tier 1 capital increases through the retention of earnings the amount of trust-preferred securities qualifying as Tier 1 capital should also increase.

Equity Capital

Stockholders’ equity at March 31, 2005 totaled $157.9 million, a decrease of $2.3 million from the $160.2 million at December 31, 2004. The decrease in stockholders’ equity for the first three months of 2005 was primarily due to the increase in accumulated other comprehensive loss, which decreases our equity capital, partially offset by an increase in undivided profits and, to a lesser extent, increased common stock.

A more detailed breakdown of the change in stockholders’ equity is listed below:

(i)	YNB earned net income of $5.6 million and declared and paid cash dividends of $1.2 million for the three months ended March 31, 2005.

(ii)	The net unrealized loss on securities available for sale was $7.2 million at March 31, 2005 compared to a net unrealized loss of $28,000 at December 31, 2004. The increase in the net unrealized loss resulted in a $7.2 million decrease in stockholders’ equity.

(iii)	Proceeds of $233,000 was received from the exercise of stock options and $92,000 was received in reinvested dividends and optional purchases associated with our Dividend Reinvestment and Stock Purchase Plan. We also recorded a $67,000 increase in stockholders’ equity associated with the fair market value adjustment related to the allocation of shares to employee accounts in our ESOP.

(iv)	Unallocated ESOP shares decreased by $94,000 to $283,000 at March 31, 2005 from $377,000 at December 31, 2004.

The table below presents the actual capital amounts and ratios of Yardville National Bancorp (the “Holding Company”) and The Yardville National Bank (the “Bank”) at March 31, 2005 and December 31, 2004. We experienced modest improvements in the regulatory capital ratios at both the Bank and Holding Company. The Holding Company ratios improved due to the slowing of loan growth, which contributed to a slowing of the growth in risk-adjusted assets and growth in regulatory capital due to the retention of earnings. The Bank ratios improved for the above reasons with one additional factor, the downstreaming of approximately $7.5 million in capital from the Holding Company to the Bank.

		Amount		Ratios
(amounts in thousands)
Risk-based capital:	3/31/05	12/31/04	3/31/05	12/31/04

Tier 1:
Holding Company	$218,340	$211,759	10.2	10.1
Bank	204,722	190,642	9.5%	9.1%
Total:
Holding Company	$245,531	$239,480	11.4	11.4
Bank	225,948	210,758	10.5%	10.1%
Tier 1 leverage:
Holding Company	$218,340	$211,759	7.8	8.0
Bank	204,722	190,642	7.3%	6.8%

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. To be considered “well capitalized,” an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At March 31, 2005, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is our goal to maintain adequate capital to continue to support YNB’s asset growth and maintain its status as a well-capitalized institution.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risk from December 31, 2004, except as discussed below. For information regarding our market risk, please refer to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004.

Asset and liability management involves the evaluation, monitoring, and managing of market risk, interest rate risk, liquidity risk and the appropriate use of capital, while maximizing profitability. Our Asset and Liability Committee (ALCO) provides oversight to the risk management process. The committee consists of both management and members of the Board of Directors. ALCO recommends policy guidelines regarding exposure to interest rates and liquidity and capital limits for approval by the Board of Directors. Adherence to these guidelines is monitored on an ongoing basis. Decisions related to the management of interest rate exposure due to changes in balance sheet composition or market interest rates are made when deemed appropriate by ALCO and the Board of Directors. One of the primary goals of asset and liability management is to prudently maximize net interest income. The risk to net interest income is derived from the difference in the maturity and repricing characteristics between assets and liabilities.

We manage and control interest rate risk by identifying and quantifying interest rate risk exposures through the use of net interest income simulation analysis, economic value at risk models, and gap analysis. We determine the appropriate risk given our strategic objectives, and manage the risk consistent with Board of Directors’ approved limits and guidelines. These limits and guidelines reflect our tolerance for interest rate risk over both short- and long-term horizons. At March 31, 2005, the cumulative one-year gap was a positive $133.3 million or 4.7% of total assets compared to a positive $117.3 million or 4.2% of total assets at December 31, 2004. The asset sensitive profile of 2004 continued into 2005 as the majority of commercial loan growth consisted of floating rate loans. We also lengthened our liabilities as maturing floating rate FHLB advances were renewed in convertible advances with larger lock-out periods. In addition we have attracted two-year certificate of deposit money. While we anticipate positive net interest income improvement in a gradually rising interest rate environment, two factors could limit the extent of the improvement. First, our modeling assumes core deposit rate increases at a slower pace than overall interest rates. To the extent that we are required to increase our core rates faster than our model assumptions due to market competition or funding needs our benefit to rising rates could be reduced. In addition, approximately $348.0 million in floating rate commercial loans, tied to the prime rate of interest, have interest rate caps. The weighted average cap rate is 7.52% and the caps have a weighted average life of 39 months. If rates rise above the cap levels, these loans will become fixed rate loans. At March 31, 2005, floating rate commercial loans that had reached their caps totaled approximately $18 million.

Simulation analysis involves dynamically modeling our interest income and interest expense over a specified time period under various interest rate scenarios and balance sheet structures. We use simulation analysis primarily to measure the sensitivity of net interest income over 12 and 24-month time horizons within approved policy guidelines. In our base case or static balance sheet sensitivity scenario, the model estimates the variance in net interest income with a change in interest rates of plus and minus 200 basis points over a 12 and 24-month period. The plus and minus base case scenario is measured within a policy guideline of –7% change in net interest income in the first year and –14% change in year two. The following table sets forth the estimated change in net interest income from the base case scenario for a one- and two-year period based on our March 31, 2005 balance sheet:

Changes in market interest	Percentage Change in Net Interest Income
rates (in basis points)	Next 12 months	Next 24 months

+200	2.1%	0.3%
Flat	—	—
-200	-2.1%	-1.4%

These results reflect a lower benefit to net interest income with gradually rising interest rates at March 31, 2005 compared to a 2.8% change over twelve months at December 31, 2004. The modest decline in the benefit to gradually rising rates resulted primarily from the impact of caps on floating rate commercial loans and higher FHLB advance costs to replace convertible advances. Results of our simulation analysis suggest that the minus 200 basis point risk to net interest income over a 12 and 24-month period is limited. When factoring our 2005 financial projections (Growth Scenario) into our simulation model we see similar results.

We measure longer-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting future cash flows from our current assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists the percentage change in EVE with a plus or minus 200 basis point rate shock at March 31, 2005 and December 31, 2004. Due to the level of interest rates at December 31, 2004, not all interest rates could be shocked down 200 basis points.

Changes in market interest
rates in basis points	Percentage Change in EVE
(Rate Shock)	3/31/05	12/31/04

+200	-15%	-17%
-200	-16%	-22%

At March 31, 2005, our longer-term exposure to rising or falling rates, as measured by the percentage change in EVE, had modestly decreased from the exposure at December 31, 2004 and remained within policy guidelines. The policy guideline is –25%. The improvement in these ratios is primarily due to the improved value of our FHLB convertible advances, which increased the present value of equity and contributed to the reduction in risk. We will continue to monitor and take actions to mitigate longer-term interest rate risk as we execute balance sheet strategies designed to increase net interest income.

Certain shortcomings are inherent in the methodology used in the previously discussed interest rate risk measurements. Modeling changes in simulation and EVE analysis require certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. There are many factors that we evaluate when constructing the assumptions used in short-term and long-term interest rate risk models. One of the most important assumptions involves deposits without fixed maturity dates. Each assumption reflected some combination of market data, research analysis and business judgment. Accordingly, although the simulation and EVE models provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on YNB’s net interest income or economic value of equity and may differ materially from actual results.

We believe, based on our simulation results, that as of March 31, 2005, YNB is positioned to increase net interest income during a 12 to 24-month period of gradually increasing interest rates, while mitigating a decline in net interest income should rates decline. We continue to monitor our gap position and rate shock analyses to detect changes in our exposure to fluctuating interest rates. We have the ability, to a certain extent, to shorten or lengthen maturities on assets, sell securities, enter into derivative financial instruments, or seek funding sources with different repricing characteristics, in order to change our asset and liability structure for the purpose of mitigating the effect of short-term and longer-term interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company carried out on an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2005. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The Bank is currently in discussions with the Office of the Comptroller of the Currency (“OCC”), its primary federal regulator, concerning the resolution of various concerns raised by the OCC in connection with its annual examination of the Bank. While the Bank believes it can continue to resolve these matters through the normal course of the supervisory process, it cannot provide assurance that the OCC will not pursue a formal action with respect to these matters, nor can it predict the nature, extent or timing of any such action.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5: Other Information

Not Applicable.

Item 6: Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Vice President and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YARDVILLE NATIONAL BANCORP

(Registrant)

Date: May 10, 2005	Stephen F. Carman

Stephen F. Carman
Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Vice President and Treasurer