Form 10-Q
period 2005-06-30
YARDVILLE NATIONAL BANCORP
filed 2005-08-15
CIK 787849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from
Commission File Number: 0-26086
YARDVILLE NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

New Jersey (State or other jurisdiction of	22-2670267 (IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of August 8, 2005, the following class and number of shares were outstanding:

Common Stock, no par value	10,604,683
Class	Number of shares outstanding

INDEX
YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

EXPLANATORY NOTE

KPMG LLP, our independent registered public accounting firm, has advised us that, due to continuing discussions of the accounting treatment of certain employee benefit plans, it is currently unable to complete its review under Statement on Auditing Standards No. 100 (“SAS 100”) of the unaudited consolidated financial statements included in this Form 10-Q. When such review is completed, we will amend this Form 10-Q.

Part I: FINANCIAL INFORMATION
Item 1. Financial Statements
Yardville National Bancorp and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

	June 30,	December 31,
(in thousands)	2005	2004

Assets:
Cash and due from banks	$33,334	$32,115
Federal funds sold	75,670	6,769

Cash and Cash Equivalents	109,004	38,884

Interest bearing deposits with banks	23,204	41,297
Securities available for sale	751,536	802,525
Investment securities (market value of $86,095 in 2005 and $79,954 in 2004)	83,588	78,257
Loans	1,895,917	1,782,592
Less: Allowance for loan losses	(21,720)	(20,116)

Loans, net	1,874,197	1,762,476
Bank premises and equipment, net	10,318	10,431
Bank owned life insurance	45,306	44,501
Other assets	33,260	27,546

Total Assets	$2,930,413	$2,805,917

Liabilities and Stockholders’ Equity:
Deposits
Non-interest bearing	$218,042	$202,196
Interest bearing	1,694,921	1,607,808

Total Deposits	1,912,963	1,810,004

Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	750,000	742,000
Subordinated debentures	62,892	62,892
Obligation for Employee Stock Ownership Plan (ESOP)	189	377
Other	1,311	753

Total Borrowed Funds	824,392	816,022
Other liabilities	22,390	19,733

Total Liabilities	$2,759,745	$2,645,759

Stockholders’ equity:
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common stock: no par value
Authorized 20,000,000 shares
Issued 10,752,518 shares in 2005 and 10,691,213 shares in 2004	93,078	91,658
Surplus	2,205	2,205
Undivided profits	78,686	69,860
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(189)	(377)
Accumulated other comprehensive income (loss)	48	(28)

Total Stockholders’ Equity	170,668	160,158

Total Liabilities and Stockholders’ Equity	$2,930,413	$2,805,917

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	June 30,
(in thousands, except per share amounts)	2005	2004

INTEREST INCOME:
Interest and fees on loans	$31,117	$24,149
Interest on deposits with banks	194	59
Interest on securities available for sale	9,154	8,631
Interest on investment securities:
Taxable	30	32
Exempt from Federal income tax	919	786
Interest on Federal funds sold	155	44

Total Interest Income	41,569	33,701

INTEREST EXPENSE:
Interest on savings account deposits	4,995	2,984
Interest on certificates of deposit of $100,000 or more	1,400	983
Interest on other time deposits	3,692	3,047
Interest on borrowed funds	9,600	8,879
Interest on subordinated debentures	1,156	840

Total Interest Expense	20,843	16,733

Net Interest Income	20,726	16,968
Less provision for loan losses	2,100	1,975

Net Interest Income After Provision for Loan Losses	18,626	14,993

NON-INTEREST INCOME:
Service charges on deposit accounts	687	787
Securities gains, net	283	—
Income on bank owned life insurance	361	491
Other non-interest income	596	438

Total Non-Interest Income	1,927	1,716

NON-INTEREST EXPENSE:
Salaries and employee benefits	7,034	5,643
Occupancy expense, net	1,186	1,077
Equipment expense	757	816
Other non-interest expense	3,263	3,047

Total Non-Interest Expense	12,240	10,583

Income before income tax expense	8,313	6,126
Income tax expense	2,677	1,664

Net Income	$5,636	$4,462

EARNINGS PER SHARE:
Basic	$0.53	$0.43
Diluted	$0.51	$0.41

Weighted average shares outstanding:
Basic	10,552	10,444
Diluted	11,006	10,803

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Six Months Ended
	June 30,
(in thousands, except per share amounts)	2005	2004

INTEREST INCOME:
Interest and fees on loans	$59,919	$47,248
Interest on deposits with banks	351	110
Interest on securities available for sale	18,170	16,796
Interest on investment securities:
Taxable	56	75
Exempt from Federal income tax	1,804	1,564
Interest on Federal funds sold	302	126

Total Interest Income	80,602	65,919

INTEREST EXPENSE:
Interest on savings account deposits	9,450	5,552
Interest on certificates of deposit of $100,000 or more	2,593	1,957
Interest on other time deposits	6,886	6,293
Interest on borrowed funds	18,820	17,753
Interest on subordinated debentures	2,263	1,650

Total Interest Expense	40,012	33,205

Net Interest Income	40,590	32,714
Less provision for loan losses	3,600	4,425

Net Interest Income After Provision for Loan Losses	36,990	28,289

NON-INTEREST INCOME:
Service charges on deposit accounts	1,348	1,650
Securities gains, net	476	586
Income on bank owned life insurance	804	977
Other non-interest income	1,016	877

Total Non-Interest Income	3,644	4,090

NON-INTEREST EXPENSE:
Salaries and employee benefits	13,863	11,475
Occupancy expense, net	2,375	2,167
Equipment expense	1,533	1,610
Other non-interest expense	6,327	5,618

Total Non-Interest Expense	24,098	20,870

Income before income tax expense	16,536	11,509
Income tax expense	5,287	3,169

Net Income	$11,249	$8,340

EARNINGS PER SHARE:
Basic	$1.07	$0.80
Diluted	$1.02	$0.77

Weighted average shares outstanding:
Basic	10,535	10,435
Diluted	10,991	10,799

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(in thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$11,249	$8,340
Adjustments:
Provision for loan losses	3,600	4,425
Depreciation	1,180	1,212
ESOP fair value adjustment	140	54
Amortization of deposit intangible	102	102
Amortization and accretion on securities	104	1,145
Gain on sales of securities available for sale	(476)	(586)
Gain on sale of bank branch	—	5
Increase in other assets	(6,661)	(3,462)
Increase in other liabilities	2,657	4,928

Net Cash Provided by Operating Activities	11,895	16,163

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease in interest bearing deposits with banks	18,093	5,754
Purchase of securities available for sale	(91,276)	(280,106)
Maturities, calls and paydowns of securities available for sale	72,342	136,166
Proceeds from sales of securities available for sale	70,411	109,341
Purchase of investment securities	(6,040)	(6,585)
Proceeds from maturities and paydowns of investment securities	710	5,411
Net increase in loans	(115,321)	(188,397)
Expenditures for bank premises and equipment	(1,067)	(450)
Proceeds from sale of bank branch	—	641

Net Cash Used in Investing Activities	(52,148)	(218,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market, and savings deposits	39,547	207,691
Net increase in certificates of deposit	63,412	1,888
Net increase (decrease) in borrowed funds	8,370	(1,145)
Proceeds from issuance of subordinated debentures	—	15,464
Proceeds from issuance of common stock	1,280	698
Decrease in unallocated ESOP Shares	188	189
Cash dividends paid to stockholders	(2,424)	(2,404)

Net Cash Provided by Financing Activities	110,373	222,381

Net increase in cash and cash equivalents	70,120	20,319
Cash and cash equivalents as of beginning of year	38,884	33,155

Cash and Cash Equivalents as of End of Year	$109,004	$53,474

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$19,689	$33,696
Income taxes	9,201	385

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Transfers from loans to other real estate, net of charge offs	$200	$—

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to (Unaudited) Consolidated Financial Statements
Three and Six Months Ended June 30, 2005
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
The consolidated financial data as of and for the three and six months ended June 30, 2005 include in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2005.
Consolidation
The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiary, The Yardville National Bank and the Bank’s wholly owned subsidiaries (collectively the “Corporation”). All significant inter-company accounts and transactions have been eliminated in consolidation. Under Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) the following formerly consolidated subsidiaries have been deconsolidated: Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, Yardville Capital Trust IV, Yardville Capital Trust V and Yardville Capital Trust VI.
Critical Accounting Policies and Estimates
Note 1 to our Audited Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended December 31, 2004, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, income tax liabilities and asset impairment judgments, including other than temporary declines in the value of our securities, are critical accounting policies. These policies are deemed critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies and their application are periodically reviewed with our Audit Committee and our Board of Directors.

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
Our available for sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. The securities that we have the positive intent and ability to hold to maturity are classified as investment securities and are carried at amortized cost. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying value and amount of the security by writing down the security to fair market value through a charge to current period operations. The fair value of our securities are significantly affected by changes in interest rates. In general, as interest rates rise, the fair value of fixed-rate securities will decrease, while, as interest rates fall, the fair value of fixed-rate securities will increase. We evaluate our intent and ability to hold each security to maturity or for a sufficient time to recover the recorded principal balance to determine if the security is impaired. Estimated fair values for securities are based on published or securities dealers’ market values.

2. Earnings Per Share
Weighted average shares for the basic net income per share computation for the three months ended June 30, 2005 and 2004 were 10,552,000 and 10,444,000, respectively. For the diluted net income per share computation, common stock equivalents of 454,000 and 359,000 are included for the three months ended June 30, 2005 and 2004, respectively. Common stock equivalents that were antidilutive for the three months ended June 30, 2005 and 2004 were 36,000 and 2,500, respectively.
Weighted average shares for the basic net income per share computation for the six months ended June 30, 2005 and 2004 were 10,535,000 and 10,435,000, respectively. For the diluted net income per share computation, common stock equivalents of 456,000 and 364,000 are included for the six months ended June 30, 2005 and 2004, respectively. Common stock equivalents that were antidilutive for the six months ended June 30, 2005 and 2004 were 42,000 and 2,500, respectively.
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

	For the three months ended June 30,
(in thousands, except per share amounts)	2005	2004

Net income as reported:	$5,636	$4,462
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	275	134

Pro forma net income	$5,361	$4,328

Earnings per share:
Basic:
As reported	$0.53	$0.43
Pro forma	0.51	0.41
Diluted:
As reported	$0.51	$0.41
Pro forma	0.49	0.40

	For the six months ended June 30,
(in thousands, except per share amounts)	2005	2004

Net income as reported:	$11,249	$8,340
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	365	268

Pro forma net income	$10,884	$8,072

Earnings per share:
Basic:
As reported	$1.07	$0.80
Pro forma	1.03	0.77
Diluted:
As reported	$1.02	$0.77
Pro forma	0.99	0.75

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three and six months ended June 30, 2005 and 2004:

	Three months		Six months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004

Number of options granted	36,000	30,000	52,000	32,500
Expected annual dividend rate	$0.46	$0.46	$0.46	$0.46
Risk free rate	3.8%	3.8%	4.0%	3.3%
Expected average option life (yrs)	5.0	4.0	7.0	4.3
Expected volatility	27.9%	29.0%	31.3	22.5%
Fair value of options granted	$7.92	$6.76	$9.02	$6.71

4. Comprehensive Income (Loss)
Below is a summary of comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004.

	For the three months ended June 30,
(in thousands)	2005	2004

Net income	$5,636	$4,462
Other comprehensive income (loss)
Net change in unrealized gain (loss) for the period, net of tax	7,438	(14,952)
Less reclassification of realized net gain on sale of securities available for sale, net of tax	184	—

Holding gain (loss) arising during the period, net of tax and reclassification	7,254	(14,952)

Total comprehensive income (loss)	$12,890	$(10,490)

	For the six months ended June 30,
(in thousands)	2005	2004

Net income	$11,249	$8,340
Other comprehensive income (loss)
Net change in unrealized gain (loss) for the period, net of tax	385	(9,105)
Less reclassification of realized net gain on sale of securities available for sale, net of tax	309	387

Holding gain (loss) arising during the period, net of tax and reclassification	76	(9,492)

Total comprehensive income (loss)	$11,325	$(1,152)

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
The following table summarizes activity with respect to such loans:

	For the six	For the six
	months ended	months ended
(in thousands)	June 30, 2005	June 30, 2004

Balance as of beginning of period	$56,863	$72,888
Additions	5,332	6,740
Reductions	3,497	7,516

Balance as of end of the period	$58,698	$72,112

None of these loans were past due or on nonaccrual status as of June 30, 2005 and June 30, 2004.
In addition, the Corporation has had, and expects in the future to have, other transactions in the ordinary course of business with a number of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended June 30, 2005, other than the two discussed below.
On April 13, 2005 the Bank entered into a lease dated April 6, 2005, with WWM Properties LLC, as landlord, for the lease of certain premises located at Route 571 and Southfield Road, West Windsor, New Jersey. Sidney L. Hofing, a director of the Corporation and the Bank, has an ownership interest in WWM Properties, LLC. The lease provides that the landlord will construct a new bank branch facility at the premises. The Bank’s obligations under the lease are subject to the Office of the Comptroller of the Currency’s approval of a new bank branch at the premises. The lease is for an initial term of fifteen years and includes options for two five-year renewal terms. Over the initial term of the lease, the Bank is obligated to pay an average of approximately $13,850 per month in fixed rent, plus taxes, insurance premiums and common area costs allocated to the premises, as well as utilities and maintenance expenses.
On April 25, 2005 the Bank entered into a lease and lease addendum dated April 1, 2005, with MYNB LLC, as landlord, for the lease of certain premises located at 301 West Trenton Avenue, Falls Township, Pennsylvania, Sidney L. Hofing, a director of the Corporation and the Bank, has an ownership interest in MYNB LLC. The lease and lease addendum provide that the landlord will construct a new bank branch facility at the premises. The landlord will supervise the construction and pay certain construction expenses, including land acquisition, permits, and certain professional fees. The Bank will pay the other construction expenses, including architectural fees and for interior and exterior work. The Bank’s obligations under the lease are subject to the Office of the Comptroller of the Currency’s approval of a new bank branch at the premises. The lease is for an initial term of fifteen years, to commence from the issuance of a temporary or permanent certificate of occupancy, and includes options for two five-year renewal terms. Over the first ten years of the lease, the Bank is obligated to pay an average of approximately $9,892 per month in fixed rent, plus taxes, insurance premiums allocated to the premises as well as utilities, maintenance expenses and other expenses. The rent for the remainder of the initial term, as well as any renewal terms, will be determined based on increases in the Consumer Price Index.
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

The following table details the interest rate swaps and associated hedged liabilities outstanding as of June 30, 2005 and December 31, 2004:

As of: June 30, 2005
(dollars in thousands)	Hedged	Notional	Swap Fixed	Swap Variable
Maturity	Liability	Amounts	Interest Rates	Interest Rates

Pay Floating Swaps 2006	Time deposits	$125,000	2.73% - 3.10%	3.23% - 3.36%

As of: December 31, 2004
(dollars in thousands)	Hedged	Notional	Swap Fixed	Swap Variable
Maturity	Liability	Amounts	Interest Rates	Interest Rates

Pay Floating Swaps 2006	Time deposits	$125,000	2.73% - 3.10%	2.26% - 2.41%

During 2004, the Corporation issued two-year fixed-rate certificates of deposit to fund loan growth and generate liquidity. In conjunction with the certificate of deposit issuance, the Corporation entered into $125.0 million in pay floating swaps indexed to one-month and three-month LIBOR, based on common notional amounts and maturity dates. The pay floating swaps change the repricing characteristics of the certificates of deposit from fixed rate to floating rate. The result is a better match between the repricing characteristics of these certificates of deposit and floating rate commercial loans made by the Corporation in 2004. These swap transactions reduced interest expense by approximately $108,000 in the first six months of 2005 and approximately $33,000 for the same period in 2004. For the three months ended June 30, 2005 these swap transactions increased interest expense by $29,000 and decreased interest expense by $33,000 for the three months ended June 30, 2004. The amount of hedge ineffectiveness, recorded in non-interest expense in the Consolidated Statements of Income, on these transactions for the six months ended June 30, 2005 was less than $1,000. The fair value of the pay floating swaps outstanding at June 30, 2005 was $1.2 million compared to $532,000 outstanding at December 31, 2004 and was recorded in Other Liabilities in the Consolidated Statements of Condition.
7. Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3: (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2004. The Corporation does not expect the adoption of SFAS 154 to have a material impact on its financial condition or results of operation.

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
Results of Operations
2005 Overview
Yardville National Bancorp is a $2.93 billion financial holding company headquartered in Hamilton, New Jersey. In celebrating the 80th anniversary of our founding as a community bank, we emphasize commercial real estate and commercial and industrial lending to small to mid-sized businesses. Headquartered in Mercer County since 1925, YNB offers its style of personalized community banking to customers throughout New Jersey and Eastern Pennsylvania. Our focus is to provide top quality products and exceptional service to our customers and to build long-term, sustainable shareholder value by expanding and extending the YNB franchise. We operate 24 full-service branches through our wholly owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex and Burlington Counties in New Jersey and in Bucks County, Pennsylvania. Our existing and target markets are located in the demographically attractive corridor between New York City and Philadelphia.

We generate substantially all of our income from our loan and securities portfolios. Our earning asset base is primarily funded through deposits and, to a lesser degree, borrowed funds. Increasing net interest income is critical in reaching our financial goals. To accomplish our goals, we must effectively manage our cost of funds and expand our loan portfolio. Commercial loan opportunities in our markets have put pressure on our branch network to provide desired lower cost deposits to fund our growth. Our retail strategy is designed to increase the number of branches in our markets, enhance our brand image and introduce our products and services to an expanded geographic area. This strategy, however, requires ongoing investment of resources in people, facilities, marketing and technology. While we continue to see many positive results, we have not yet fully realized all of the benefits of this ongoing strategic initiative.
In 2005 we plan to open several branches. During the first quarter we aggressively promoted the December 2004 branch opening at our Mountain View branch in Ewing, Mercer County as well as the relocation of our Stelton Road branch in Middlesex County to its permanent expanded and modernized facility. In the second quarter we opened our Pennington Point branch in Hopewell, Mercer County. We are actively developing several branch sites and anticipate additional branch openings in 2005 and 2006 pending required approvals. We expect to open three additional branches in the second half of 2005. Two of these branches are in our core Mercer County market with one in Ewing Township and one in Lawrence Township. Our third branch to be opened in the second half of 2005 is in Morrisville, Bucks County, Pennsylvania located directly across the Delaware River from our core market. The Morrisville office will represent our second Pennsylvania branch. We are also evaluating additional sites in Middlesex County and an extension of our branch network to Ocean and Monmouth Counties in New Jersey. Our plans are to open several branches a year for the next three years. We believe that by expanding into new markets and filling voids in our existing markets we will be able to attract lower cost deposits to fund our growth, further enhance our profitability and the value of the YNB franchise in 2005 and beyond.
Net Income
We earned net income of $11.2 million for the six months ended June 30, 2005, an increase of $2.9 million or 34.9% compared to $8.3 million for the same period in 2004. The increase in net income for the first six months of 2005 compared to the same period in 2004 was primarily attributable to an increase in net interest income and a lower provision for loan losses, partially offset by an increase in non-interest expenses and higher income tax expense. Diluted earnings per share for the six months ended June 30, 2005 increased 32.5% to $1.02 compared to $0.77 for the same period in 2004. The increase in both basic and diluted earnings per share resulted primarily from the aforementioned increase in net income in the first six months of 2005 compared to the same period in 2004.
On a quarterly basis, net income for the second quarter of 2005 was $5.6 million, an increase of approximately $1.2 million or 26.3% compared to $4.5 million for the same period one year ago. The primary reason for the increase in net income was higher net interest income, partially offset by increased non-interest expense and higher income tax expense. Diluted earnings per share increased $0.10 or 24.4% to $0.51 for the second quarter of 2005 compared to $0.41 for the second quarter of 2004. The increase in earnings per share was primarily due to higher net income in the second quarter of 2005 compared to the same period in 2004.

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
Our net interest income for the first six months of 2005 was $40.6 million, an increase of $7.9 million or 24.1% from the same period in 2004. On a quarterly basis, net interest income was $20.7 million, an increase of $3.7 million compared to net interest income of $17.0 million for the second quarter of 2004. The most significant factor relating to the improvement for both periods was an increase in interest and fees on loans, partially offset by higher interest expense.
We present our net interest margin on a tax equivalent basis. We believe that this presentation provides comparability of net interest income from both taxable and non-taxable sources and is consistent with industry practice. For the first six months of 2005, our tax equivalent net interest margin was 3.04%, a 32 basis point or 11.8% increase compared to 2.72% for the same period in 2004. The improvement in the net interest margin resulted primarily from a 54 basis point increase in our yield on earning assets partially offset by the increased cost of interest bearing liabilities. The success in expanding the net interest margin resulted primarily from the implementation of several strategies designed to increase net interest income. By emphasizing our strength as a business-focused lender, we achieved commercial loan growth that increased the percentage of higher yielding loans in our earning asset base. The longer duration of our securities and improved reinvestment rates have improved the securities portfolio yield. The continued execution of our retail strategy has attracted core deposits, which have a lower cost relative to other sources of funds, to support our loan growth and further contribute to our net interest margin improvement. Average non-interest bearing demand deposits increased $29.6 million or 17.1% to $202.4 million at June 30, 2005 compared to $172.8 million at June 30, 2004.
The following tables set forth an analysis of net interest income by each major category of average interest earning assets and interest bearing liabilities and the related yields and costs for the three and six months ended June 30, 2005 and 2004. Average yields for each period are derived by dividing annualized income by the average balance of the related assets, and average annualized costs are derived by dividing expense by the average balance of the related liabilities. The yields and costs include fees, costs, premiums and discounts, which are considered adjustments to interest rates.

Financial Summary
Average Balances, Yields and Costs
(Unaudited)

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
			Average			Average
	Average		Yield /	Average		Yield /
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost

INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$25,177	$194	3.08%	$25,230	$59	0.94%
Federal funds sold	21,067	155	2.94	18,146	44	0.97
Securities	857,958	10,103	4.71	879,623	9,449	4.30
Loans (1)	1,859,969	31,117	6.69	1,594,495	24,149	6.06

Total interest earning assets	$2,764,171	$41,569	6.02%	$2,517,494	$33,701	5.35%

NON-INTEREST EARNING ASSETS:
Cash and due from banks	$31,868			$28,847
Allowance for loan losses	(21,274)			(18,488)
Premises and equipment, net	10,401			11,244
Other assets	76,715			78,071

Total non-interest earning assets	97,710			99,674

Total assets	$2,861,881			$2,617,168

INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$987,686	$4,995	2.02%	$870,158	$2,984	1.37%
Certificates of deposit of $100,000 or more	180,410	1,400	3.10	157,867	983	2.49
Other time deposits	479,910	3,692	3.08	453,126	3,047	2.69

Total interest bearing deposits	1,648,006	10,087	2.45	1,481,151	7,014	1.89
Borrowed funds	756,815	9,600	5.07	737,275	8,879	4.82
Subordinated debentures	62,892	1,156	7.35	49,662	840	6.77

Total interest bearing liabilities	$2,467,713	$20,843	3.38%	$2,268,088	$16,733	2.95%

NON-INTEREST BEARING LIABILITIES:
Demand deposits	$205,839			$182,637
Other liabilities	22,644			23,387
Stockholders’ equity	165,685			143,056

Total non-interest bearing liabilities and stockholders’ equity	$394,168			$349,080

Total liabilities and stockholders’ equity	$2,861,881			$2,617,168

Interest rate spread (2)			2.64%			2.40%

Net interest income and margin (3)		$20,726	3.00%		$16,968	2.70%

Net interest income and margin (tax equivalent basis)(4)		$21,217	3.07%		$17,360	2.76%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	In order to present pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35% and has the effect of increasing interest income by $491,000 and $392,000 for the three month periods ended June 30, 2005 and 2004, respectively.

Financial Summary
Average Balances, Yields and Costs
(Unaudited)

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
			Average			Average
	Average		Yield /	Average		Yield /
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost

INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$25,304	$351	2.77%	$22,772	$110	0.97%
Federal funds sold	22,612	302	2.67	25,814	126	0.98
Securities	854,363	20,030	4.69	863,642	18,435	4.27
Loans (1)	1,829,458	59,919	6.55	1,548,310	47,248	6.10

Total interest earning assets	$2,731,737	$80,602	5.90%	$2,460,538	$65,919	5.36%

NON-INTEREST EARNING ASSETS:
Cash and due from banks	$31,378			$27,582
Allowance for loan losses	(20,925)			(18,072)
Premises and equipment, net	10,417			11,747
Other assets	76,130			73,190

Total non-interest earning assets	97,000			94,447

Total assets	$2,828,737			$2,554,985

INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$982,877	$9,450	1.92%	$821,177	$5,552	1.35%
Certificates of deposit of $100,000 or more	174,735	2,593	2.97	154,604	1,957	2.53
Other time deposits	474,814	6,886	2.90	453,925	6,293	2.77

Total interest bearing deposits	1,632,426	18,929	2.32	1,429,706	13,802	1.93
Borrowed funds	745,537	18,820	5.05	737,450	17,753	4.81
Subordinated debentures	62,892	2,263	7.20	48,545	1,650	6.80

Total interest bearing liabilities	$2,440,855	$40,012	3.28%	$2,215,701	$33,205	3.00%

NON-INTEREST BEARING LIABILITIES:
Demand deposits	$202,412			$172,851
Other liabilities	22,725			20,890
Stockholders’ equity	162,745			145,543

Total non-interest bearing liabilities and stockholders’ equity	$387,882			$339,284

Total liabilities and stockholders’ equity	$2,828,737			$2,554,985

Interest rate spread (2)			2.62%			2.36%

Net interest income and margin (3)		$40,590	2.97%		$32,714	2.66%

Net interest income and margin (tax equivalent basis)(4)		$41,549	3.04%		$33,516	2.72%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.

(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	In order to present pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35% and has the effect of increasing interest income by $959,000 and $802,000 for the six month periods ended June 30, 2005 and 2004, respectively.

On a quarterly basis, the second quarter 2005 tax equivalent net interest margin was 3.07%, an increase of 31 basis points compared to 2.76% for the same period in 2004. The reasons for the increase in the margin are the same as discussed for the six-month period.
On a linked quarter basis our net interest margin increased six basis points to 3.07% for the second quarter of 2005 compared to 3.01% for the first quarter of 2005. There are several trends that could limit our ability to further improve our net interest margin throughout the remainder of 2005. First, slowing commercial loan growth due to competition could limit our ability to increase loans or maintain our current loan yield. Second, we have seen a marked increase in competition for deposits. If this trend continues we could be required to increase our rates on deposits to retain our existing deposit base and attract new depositors. A third factor that could limit margin improvement is the flattening of the yield curve. With long-term rates remaining relatively flat when compared to increasing short-term rates, borrowers are requesting longer term fixed rate loans or shifting floating rate loans into fixed rate product. Meeting the requests of our loan customers could result in lower yields to us, or if we fail to offer competitive rates this could translate to lower than anticipated commercial loans outstanding. In addition, the lower longer-term rates make it more difficult at times for us to reinvest cash flows from our investment portfolio and maintain yields. These trends could limit the growth in the net interest margin or result in a lower margin.
Interest Income
For the first six months of 2005, total interest income was $80.6 million, an increase of $14.7 million or 22.3% when compared to $65.9 million for the same period in 2004. Higher interest income was primarily due to an increase in average loans outstanding and higher yields on loans and securities for the six months ended June 30, 2005 when compared to the same period in 2004. The yield on earning assets for the first six months of 2005 was 5.90%, a 54 basis point increase from 5.36% for the same period in 2004.
Interest and fees on loans for the six months ended June 30, 2005 increased $12.7 million or 26.8% to $59.9 million from $47.2 million for the same period in 2004. The increase in interest and fees on loans resulted from an increase of $281.1 million or 18.2% in average loans outstanding, primarily commercial real estate and commercial and industrial loans, and a higher average yield on loans, which increased 45 basis points to 6.55% for the six months ended June 30, 2005 from 6.10% for the same period in 2004. The higher loan yield in 2005 reflected the higher prime rate of interest in the first six months of 2005 compared to the same period in 2004. Of the total loan portfolio approximately 45% were floating rate principally tied to the prime rate of interest as of June 30, 2005. For the first six months of 2005, the average prime rate of interest was 5.68% compared to 4.00% for the same period in 2004.
Interest on securities increased $1.6 million to $20.0 million for the six months ended June 30, 2005 compared to $18.4 million for the same period in 2004. The primary reason for the increase in interest on securities was a 42 basis point increase in yield to 4.69% for the first six months of 2005 compared to 4.27% for the same period in 2004. The yield improvement resulted from higher overall interest rates, which at times created better reinvestment opportunities, and the modestly longer duration of the investment portfolio.
For the second quarter of 2005, total interest income was $41.6 million, an increase of $7.9 million or 23.3% when compared to $33.7 million for the second quarter of 2004. The increase in interest income was primarily due to the higher average balance of loans outstanding and the improved yield on our loan and securities portfolio.

Interest Expense
The principal objective of our retail strategy is to better manage our cost of funds in order to raise our net interest margin. To achieve that objective, we have focused on attracting lower cost core deposits. In addition, our philosophy of relationship banking has resulted in establishing long-term business relationships and higher balances of interest-free demand deposits. We believe that the best opportunity to improve our net interest margin continues to reside on the liability side of our balance sheet. Our ability to manage our deposit costs in a rising rate environment is critical to reaching our profitability goals. Total interest expense increased $6.8 million or 20.5% to $40.0 million for the first six months of 2005, compared to $33.2 million for the same period in 2004. The increase in interest expense resulted from increased average balances of interest bearing liabilities and higher rates paid on each interest bearing liability type. Average interest bearing liabilities were $2.44 billion for the six months ended June 30, 2005 reflecting an increase of $225.1 million or 10.2% when compared to $2.21 billion for the same period in 2004. The average rate paid on interest bearing liabilities for the six months ended June 30, 2005 increased 28 basis points to 3.28% from 3.00% for the same period of 2004.
Interest expense on deposits increased $5.1 million or 37.1% to $18.9 million for the first six months of 2005 compared to $13.8 million for the same period in 2004. The increase in interest expense on deposits accounted for 75.3% of the total increase in interest expense in the first six months of 2005. Higher interest expense on deposits resulted primarily from a $3.9 million increase in interest expense on savings, money markets and interest bearing demand deposits to $9.5 million for the first six months of 2005 compared to $5.6 million for the same period in 2004 due both to increased average balances and higher rates paid. Average time deposits, including certificates of deposit (CDs) of $100,000 or more, increased $41.0 million to $649.5 million for the first six months of 2005 compared to $608.5 million for the same period in 2004. The increase in expense on time deposits resulted from higher average balances and higher average rates paid.
For the first six months of 2005, the average balance of savings, money markets and interest bearing demand deposits increased $161.7 million or 19.7% to $982.9 million compared to $821.2 million for the same period in 2004. The growth in these deposit accounts reflected our ongoing focus on expanding our core deposit base as part of our retail strategy, the positive reception of our new Simply Better SavingsSM product and money market balances acquired through an intermediary that places deposits from brokerage clients with banks (Reserve Funds).
The total cost of interest bearing deposits was 2.32% for the first six months of 2005, a 39 basis point increase when compared to the 1.93% cost for the same period in 2004. The key factors in the increase in the cost of interest bearing deposits were the higher interest rate paid on Simply Better Savings and the higher interest rate environment, which resulted in greater interest expense on all interest bearing deposit types. Average savings, money markets and interest bearing demand deposits for the first six months of 2005 represented 60.2% of total average interest bearing deposits compared to 57.4% for the same period in 2004. The cost of these deposits increased to 1.92% in the first six months of 2005 compared to 1.35% for the same period in 2004 due principally to the attractive rate paid on Simply Better Savings balances.

Since June 2004, the Federal Reserve has increased the Federal funds rate nine times, totaling 225 basis points through June 30, 2005, with the likelihood of additional future increases. These rate increases have not significantly impacted our deposit costs. During the second quarter, however, we experienced increased competition for deposit balances. This resulted in an increase in both our core deposit costs and rates on certain certificates of deposit as we selectively increased our rates to retain our existing deposit base and to attract new depositors. In addition, depositors have shifted deposit balances from lower yielding deposit types to higher cost deposit products, which increase our costs. Should these trends continue, our cost of interest bearing deposits would increase and could limit our ability to expand our net interest margin.
Interest expense on borrowed funds increased $1.1 million to $18.8 million for the first six months of 2005 compared to $17.7 million for the same period in 2004. The increased interest expense was the result of replacing floating rate Federal Home Loan Bank (FHLB) advances with higher cost fixed rate advances, the higher rates paid on floating rate advances and a modestly higher average balance of borrowed funds outstanding in the first six months of 2005. The cost of borrowed funds increased 24 basis points to 5.05% for the first six months of 2005 compared to 4.81% for the same period in 2004. The growth in our deposit base has contributed to our reduced reliance on borrowed funds as reflected by borrowed funds as a percentage of total assets declining to 28.1% at June 30, 2005 compared to 30.1% at June 30, 2004. To the extent that our retail strategy continues to attract deposits, borrowed funds are expected to gradually become a less important part of our funding base.
The overall cost of subordinated debentures increased 40 basis points to 7.20% for the first six months of 2005 compared to 6.80% for the same period in 2004. Over the same period, the average balance of subordinated debentures increased approximately $14.3 million to $62.9 million for the first six months of 2005 compared to $48.5 million for the same period in 2004. In June 2004, we issued $15.5 million in additional floating rate subordinated debentures, which accounted for the increased average balance outstanding. Of the outstanding subordinated debentures, approximately $21.7 million are fixed rate with an average rate of 9.69% with the remaining $41.2 million floating rate with an average spread over three month LIBOR of approximately 304 basis points. If three month LIBOR continues to increase, the overall cost of our subordinated debentures will continue to increase.
For the second quarter of 2005, total interest expense increased $4.1 million or 24.6% to $20.8 million when compared to the $16.7 million for the same period in 2004. The overall cost of interest bearing liabilities increased 43 basis points to 3.38% for the second quarter of 2005 compared to 2.95% for the same period in 2004. Contributing to the increase in interest expense was the strong growth in average interest bearing liabilities, which increased $199.6 million to $2.47 billion for the three months ended June 30, 2005 compared to $2.27 billion for the same period in 2004.
We continue to execute our retail strategy with the goal of attracting additional lower cost core deposit and transaction accounts. This may allow us over time to reduce our historical use of higher cost CDs and borrowed funds and improve our net interest margin while generating service fee or non-interest income. To effectively manage our cost of funds as we build our retail network we may use alternative funding sources such as Reserve Funds. We would expect in a gradually increasing interest rate environment to see the costs of CDs continue to rise. We may use interest rate swaps to change the repricing characteristics of certain interest bearing liabilities, particularly CDs. Significant reliance on higher cost funding sources would limit our ability to continue to effectively manage our cost of funds in the future.

Provision for Loan Losses
The provision for loan losses for the six months ended June 30, 2005 was $3.6 million, a decrease of $825,000 from the $4.4 million for the same period in 2004. The decrease in the provision for loan losses was due to lower net charge offs and comparably slower loan growth. The provision for loan losses for the second quarter of 2005 was $2.1 million, an increase of $125,000 from the $2.0 million for the same period in 2004. The increase in the provision for loan losses for the quarterly comparison was due to higher loan growth. The allowance for loan losses as a percentage of total loans was 1.15% at June 30, 2005 compared to 1.13% at December 31, 2004. See “Asset Quality” and “Allowance for loan losses” in this report for additional detail and information.
Non-interest Income
Non-interest income consists of service charges on deposit accounts, net securities gains, income on bank owned life insurance and all other non-interest income. Total non-interest income for the first six months of 2005 was $3.6 million, a decrease of $446,000 from the $4.1 million reported for the same period in 2004.
Service charges on deposit accounts decreased $302,000 or 18.3% to $1.3 million for the six months ended June 30, 2005, compared to $1.6 million for the same period in 2004. During the first half of 2005, lower insufficient fund fees primarily contributed to the decrease in service charge income. We have noted an increased use of our Internet banking services, which allow customers to more closely monitor their balances resulting in fewer overdrafts. We are also currently reviewing insufficient fund fee collection procedures as well as our earnings credit rate in relation to peers. To address this decline we continue to conduct targeted marketing campaigns designed to attract lower cost and interest-free demand deposits that generate additional service charge and fee income.
Net gains on the sale of securities totaled $476,000 in the first six months of 2005 compared to $586,000 in net gains on the sale of securities for the same period in 2004. We have continued to reposition securities in 2005 to achieve asset and liability and liquidity objectives, which include enhancing future interest income and managing interest rate risk. The level of net securities gains or losses is dependent upon opportunities presented by changes in interest rates and asset and liability objectives.
Income on bank owned life insurance (BOLI) was $804,000 for the first six months of 2005, a decrease of $173,000 compared to the same period in 2004. The decrease in income on BOLI was due to lower yields on certain BOLI assets. The interest-crediting rate for these assets was determined at the end of 2004 when interest rates were relatively lower. The income earned on these assets is used to offset the benefit costs of deferred compensation programs. Income on BOLI also reduces our overall effective income tax rate. Our BOLI assets are single premium policies. After the initial purchase, there are no additional premiums on those policies.
Other non-interest income includes a variety of fee-based services, including Second Check fees, automated teller machine fees charged to non-customers, safe deposit box rental income and other non-banking service fees. Other non-interest income increased $139,000 to $1.0 million for the six months ended June 30, 2005 from $877,000 for the same period in 2004.

For the three months ended June 30, 2005, total non-interest income increased $211,000 or 12.3% to $1.9 million from $1.7 million for the same period in 2004. The increase reflected higher net securities gains and other non-interest income partially offset by lower service charges on deposit accounts and lower income on BOLI.
Non-interest Expense
Non-interest expense consists of salaries and employee benefits, occupancy, equipment and all other non-interest expense we incur. Non-interest expense totaled $24.1 million in the first six months of 2005, an increase of $3.2 million or 15.5% compared to the $20.9 million for the same period in 2004. Salaries and employee benefits represented the largest increase to non-interest expense for the first six months of 2005 compared to the same period of 2004. On an annualized basis, total non-interest expense as a percentage of average assets was 1.70% for the first six months of 2005 compared to 1.63% for the same period of 2004. Our efficiency ratio for the first six months of 2005 was 54.48% compared to 56.71% for the same period in 2004. Excluding net securities gains, the efficiency ratio for the first six months of 2005 was 55.07% compared to 57.62% for the same period in 2004. The efficiency ratio is computed by dividing total non-interest expense by the sum of net interest income and non-interest income. A decrease in the efficiency ratio indicates a more efficient allocation of resources while an increase would indicate more resources are being utilized to generate the same volume of income. The improvement in the efficiency ratio was primarily due to higher net interest income partially offset by higher non-interest expenses and lower non-interest income. Continued improvement to the efficiency ratio will depend on increases in net interest income, non-interest income and the level of increase in non-interest expenses as we grow.
The following table presents the components of non-interest expense for the six months ended June 30, 2005 and 2004.

	Six Months Ended June 30,
(in thousands)	2005	2004

Salaries and employee benefits	$13,863	$11,475
Occupancy expense, net	2,375	2,167
Equipment expense	1,533	1,160
Marketing	1,125	750
Outside services and processing	736	582
Communication and postage	502	469
Directors and committee fees	499	785
Audit and examination fees	452	386
Stationery and supplies	443	348
Insurance	288	238
Attorney’s fees	238	212
Amortization of subordinated debenture expense	136	115
FDIC insurance premium	131	115
Deposit intangible amortization	102	102
ORE expense	50	5
Other	1,605	1,511

Total	$24,098	$20,870

Salaries and employee benefits, which represents the largest portion of non-interest expense, increased $2.4 million or 20.8% to $13.9 million for the first six months of 2005 compared to $11.5 million for the same period in 2004. Full time equivalent employees totaled 389 at June 30, 2005, compared to 364 at December 31, 2004, and 361 at June 30, 2004. Salaries expense increased $1.6 million and accounted for 67.5% of the increase in salaries and employee benefits expense. The primary reasons for the increase in salaries are the continued growth of YNB including new branches and the ongoing need for additional staff to support various compliance and risk management requirements, including Sarbanes-Oxley, and to a lesser extent, the strengthening of executive management. In addition, merit raises contributed to the increase. Employee benefits expense increased $775,000 or 29.2% primarily due to a $561,000 increase in costs associated with executive benefit plans and a $90,000 increase in ESOP expense. These two items accounted for approximately 84% of the increase in employee benefits expense. With the planned opening of new branches and the continued staffing requirements related to compliance with regulatory requirements, we anticipate that both salaries and employee benefits expense will continue to increase in 2005.
Occupancy expense for the first six months of 2005 was $2.4 million, an increase of $208,000 or 9.6%, compared to $2.2 million for the same period in 2004. The increase in occupancy expense was due to the additional costs, including rent expense, associated with the operation of our branch network. We opened one branch late in 2004 and one during the first half of 2005 and with continued planned expansion, we expect occupancy expense to continue to increase.
Equipment expense decreased $77,000 or 4.8% to $1.5 million for the first six months of 2005 from $1.6 million for the same period in 2004. The decrease in equipment expense resulted primarily from a reduction in depreciation expense due to the full depreciation of certain equipment. We anticipate equipment expense will increase as a result of the ongoing expansion of our branch network and our continuing efforts to maintain and upgrade technology and systems in order to provide quality products and services.
Other non-interest expense increased $709,000 or 12.6% to $6.3 million for the first six months of 2005 compared to $5.6 million for the same period in 2004. The increase resulted primarily from increases in two expense categories. Marketing expense increased $375,000 to $1.1 million for the first six months of 2005 compared to $750,000 for the same period in 2004. This increase reflects the ongoing execution of our retail strategy, which includes additional marketing to enhance our brand image, to attract lower cost core deposits and promote our new branches. Outside services and processing, which include consulting fees and outsourced services, increased $154,000 to $736,000 for the first six months of 2005 compared to $582,000 for the same period in 2004. This increase reflected the continued use of outside consultants as well as outside sources, which allow YNB to deliver products and services more efficiently than would otherwise be able. Nearly all other significant expenses increased as a result of the ongoing growth of YNB. Director and committee fees decreased $286,000 or 36.4% to $499,000 for the six months ended June 30, 2005 compared to $785,000 for the same period in 2004. In 2004, director and committee fees included a one-time nonrecurring expense of $479,000 relating to the directors deferred compensation plan. Without that one time expense in 2004, director and committee fees would have been $193,000 higher reflecting the increased number of directors and the higher number of meetings.

For the three months ended June 30, 2005, total non-interest expense increased $1.7 million or 15.7% to $12.2 million compared to $10.6 million for the same period in 2004. The primary factor for the increase in non-interest expense for the second quarter of 2005 compared to the same period in 2004 was increased salaries and employee benefits expense, which increased $1.4 million or 24.7%. The increase accounted for approximately 84.0% of the total increase in non-interest expense for the two periods. The increase in salaries and employee benefits expense reflects the continued growth of YNB.
Income Tax Expense
We have identified accounting for income taxes as a critical accounting policy. The provision for income taxes, comprised of Federal and state income taxes, was $5.3 million for the first six months of 2005 compared to $3.2 million for the same period in 2004. The increase in income tax expense was primarily due to the higher level of taxable income in 2005 compared to the same period in 2004 and, to a lesser extent, a higher effective tax rate. The provision for income taxes for the first six months of 2005 and 2004 were at an effective rate of 32.0% and 27.5%, respectively. The increase in the effective tax rate resulted from increased taxable income while tax-free income remained nearly unchanged.
The provision for income taxes was $2.7 million for the second quarter of 2005 compared to $1.7 million for the same period in 2004. The increase in tax expense for the periods was also primarily due to the higher level of taxable income in 2005 compared to the same period in 2004 and to a lesser extent, a higher tax rate. The provision for income taxes for the second quarter of 2005 and 2004 were at an effective rate of 32.2% and 27.2%, respectively. The increase in the effective tax rate resulted from the same reasons described above.
Financial Condition
Assets
Total assets at June 30, 2005 were $2.93 billion, an increase of $124.5 million from $2.81 billion at December 31, 2004. The growth in our asset base during the first six months of 2005 reflected our continuing strength as a business-focused, relationship-oriented community bank, as total loans increased $113.3 million. The growth in loans was principally in commercial real estate and commercial and industrial loans. The funding for this asset growth was provided primarily by interest bearing deposits as a result of the continued successful execution of our retail strategy and cash flows from our securities.
Loans
We emphasize commercial real estate and commercial and industrial loans to individuals and small to mid-sized businesses. We have continued to experience commercial loan demand as a result of the strength of New Jersey’s real estate market, business activity and additional loan opportunities from established relationships. The loan portfolio represents our largest earning asset class and is our primary source of interest income. Total loans increased $113.3 million or 6.4% to $1.90 billion at June 30, 2005 from $1.78 billion at December 31, 2004. Our broader geographic footprint and our strength as a commercial business lender were the primary factors that accounted for the growth for the six months ended June 30, 2005. During the first six months of 2005 we have experienced relatively more commercial loan payoffs, which combined with increased competition, resulted in comparatively slower loan growth versus the first half of 2004. We anticipate that these two trends will continue into the second half of 2005 and that our loan growth rates could be lower than in the past. Our loan portfolio represented 64.7% of total assets at June 30, 2005 compared to 63.5% at December 31, 2004.

Continued loan growth is an important part of our strategy to increase our net interest margin and franchise value. In the first half of 2005 we saw increased competition from both bank and non-bank lenders relating to terms and interest rates on fixed rate commercial loans. To date, we have not typically matched these rates and as a result, growth has slowed. Based on trends experienced during the first half of this year, we believe our 2005 loan growth will slow from our historic trends. In addition to the referenced competition, borrowers’ concerns over the economy, real estate prices and interest rates, among other factors, could adversely impact future loan growth. Substantially all of our lending business is with customers located in Mercer County and our Northern region, comprised of Hunterdon, Somerset and Middlesex Counties, and the contiguous counties that surround those markets. Because a significant portion of our loan portfolio is secured by real estate, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of real estate collateral are subject to changes in the region’s economic environment and real estate market values.
The table below sets forth YNB’s loan portfolio composition and growth by loan type for the six months ended June 30, 2005.

(in thousands)	06/30/05	12/31/04	Change

Commercial real estate
Investor occupied	$625,485	$594,799	$30,686
Owner occupied	225,176	215,313	9,863
Construction and development	214,296	190,546	23,750

Commercial and industrial
Lines of credit	347,250	301,163	46,087
Term	160,634	169,829	(9,195)
Demand	460	374	86

Residential
1-4 family	162,162	159,306	2,856
Multi-family	30,704	22,717	7,987

Consumer
Home equity	84,974	86,295	(1,321)
Installment	32,846	32,149	697
Other	11,930	10,101	1,829

Total loans	$1,895,917	$1,782,592	$113,325

At June 30, 2005, commercial real estate loans and commercial and industrial loans represented 83.0% of total loans compared to 82.6% at year-end 2004. In underwriting commercial loans, which are primarily secured by real estate, we follow strict underwriting standards. These standards include varying limits on loan-to-value ratios based on property types, property condition, quality and experience of the organization or developer managing the property, and evaluation of the cash flow capability of the borrower to repay the loan. We also analyze the feasibility of these projects, including occupancy rates, tenants and lease terms. Additionally, our underwriting standards require independent appraisals, periodic property inspections and the monitoring of operating results. In addition to real estate, the majority of our commercial loans are secured by business assets and most are supported by personal guarantees and other assets of the principals.

Commercial real estate loans increased $64.3 million or 6.4% in the first six months of 2005 to $1.06 billion from $1.00 billion at December 31, 2004. Commercial real estate loans consist of investor occupied, owner occupied, and construction and development loans. The growth during the first half of 2005 was primarily in investor occupied loans and construction and development loans, which increased $30.7 million and $23.8 million, respectively as a result of a strengthening economy, our broader geographic footprint and the strong real estate market in New Jersey. Growth in commercial real estate loans accounted for 56.7% of the total loan growth in the period. Construction and development loans include residential and commercial projects and are typically made to experienced residential or commercial construction developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial projects. Generally, construction loans have terms of one to two years and are interest only, adjustable rate loans indexed to the prime rate of interest.
Commercial and industrial loans include lines of credit, term loans and demand loans. Commercial and industrial loans increased $37.0 million or 7.8% to $508.3 million at June 30, 2005 compared to $471.4 million at year-end 2004. The growth was primarily in lines of credit, which increased $46.1 million. Partially offsetting this growth was a $9.2 million decline in term loans. The increase in commercial and industrial loans resulted primarily from increasing business activity in our market area. Commercial and industrial loans are typically loans made to small and mid-sized businesses and consist of loans used to finance inventory, receivables, and other working capital needs. Typically term loans are provided for equipment needs. In our commercial and industrial loan portfolio, we attempt to maintain diversification of risk within industry classifications with the goal of limiting the risk of loss from any single unexpected event or trend.
Residential loans include 1-4 family and multi-family loans. This segment of our portfolio totaled $192.9 million at June 30, 2005, increasing $10.8 million in the first six months of 2005 from year-end 2004. The increase was primarily due to growth in multi-family loans. Residential 1-4 family loans represented 84.1% of residential loans at June 30, 2005. Our 1-4 family loans are secured by first liens on the underlying real property. We are a participating seller/servicer with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) and we generally underwrite our single-family residential mortgage loans to conform to the standards required by these agencies. Multi-family loans increased $8.0 million in the first six months of 2005. Multi family loans consist primarily of loans secured by apartment complexes and have historically not been an area of focus, and represented only 15.9% of total residential loans at June 30, 2005.
Consumer loans increased $1.2 million or 0.9% to $129.7 million at June 30, 2005 compared to $128.5 million at year-end 2004. Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Home equity loans and lines represented 65.5% of total consumer loans at June 30, 2005 compared to 67.1% at year-end 2004. The gradually increasing interest rate environment over the last year is reflected in the modest rate of growth of our consumer loans. The expansion of our retail network into new markets has generated, and should continue to generate, additional opportunities to increase the size of our consumer loan portfolio.

While we believe we will continue to see strong loan demand in 2005, several factors could influence the level of actual loan growth. These factors include changes in the region’s economic environment, real estate market conditions, the level of large loan payoffs, competition on both rate and credit terms, and future bank consolidation in our market area. Continued loan growth is a critical part of our strategy to increase net interest income and the net interest margin.
Asset Quality
Over the past several years we have successfully grown our loan portfolio while maintaining high asset quality standards. Nonperforming asset levels have averaged less than $9.0 million during the five years ended December 31, 2004, a period in which our compound annual growth rate exceeded 20%. Nonperforming assets as a percentage of total assets declined to 0.27% at June 30, 2005 compared to 0.36% at December 31, 2004.
In the first six months of 2005, total nonperforming assets declined $2.1 million or 20.9% to $7.9 million at June 30, 2005. This decline was primarily due to a partial paydown and partial charge off on one of our nonperforming loan relationships. Nonperforming loans represented 0.42% of total loans at June 30, 2005 compared to 0.56% at year-end 2004. The improvement in this ratio is due to the loan growth experienced in 2005, as well as the decline in nonperforming loans. Three loan relationships previously disclosed in prior filings accounted for 62.1% of total nonperforming assets at June 30, 2005. We continue to work closely with these borrowers and each loan relationship is in some form of resolution, which includes collection, restructure or charge off. While the ultimate collectibility of each relationship is not known, we do not expect that we will recover the full balance of funds due to us.
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

The following table sets forth nonperforming assets in our loan portfolio by type at June 30, 2005, December 31, 2004 and June 30, 2004.

(in thousands)	6/30/05	12/31/04	6/30/04

Nonaccrual loans:
Commercial real estate	$1,377	$910	$1,034
Commercial and industrial	5,281	7,867	8,323
Residential	45	51	357
Consumer	260	281	38

Total	6,963	9,109	9,752

Restructured Loans
Commercial and industrial	—	—	1,257

Total	—	—	1,257

Loans 90 days or more past due:
Residential	914	791	416
Consumer	40	108	401

Total	954	899	817

Total nonperforming loans	7,917	10,008	11,826

Total nonperforming assets	$7,917	$10,008	$11,826

Nonperforming assets consist of nonperforming loans and other real estate. We had no other real estate owned at June 30, 2005 or December 31, 2004. Nonperforming loans are comprised of loans on a nonaccrual basis, loans which are contractually past due 90 days or more as to interest or principal payments but have not been classified as nonaccrual, and loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Our policy regarding nonaccrual loans varies by loan type. Generally, commercial loans are placed on nonaccrual when they are 90 days past due, unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Residential mortgage loans are not generally placed on nonaccrual status unless the value of the real estate collateral has deteriorated to the point that a potential loss of principal or interest exists. If principal and interest payments on nonaccrual loans are brought contractually current, and future collectibility is reasonably assured, loans are returned to accrual status. Loans are classified as restructured loans when, for economic or legal reasons related to the borrower’s financial condition, we grant concessions to the customer that we would otherwise not consider. Restructured loans remain on nonaccrual until collectibility improves and a satisfactory payment history is established, typically after six consecutive monthly payments.
Nonaccrual loans were $7.0 million at June 30, 2005, a decrease of $2.1 million from the December 31, 2004 level of $9.1 million. The decrease in nonaccrual loans resulted primarily from a partial paydown and partial charge off on one loan relationship, partially offset by new loans going into nonacccrual status in the first half of 2005. Nonaccrual commercial and industrial loans accounted for 75.8% of total nonaccrual loans and 66.7% of total nonperforming loans at June 30, 2005. While we continue to work closely with these borrowers to return these loans to performing status, the ultimate collectibility of these nonaccrual loans cannot be determined at this time.

Loans 90 days or more past due but still accruing interest were $954,000 at June 30, 2005, an increase of $55,000 compared to the $899,000 in this category at December 31, 2004. The increase resulted from an increase in residential loans 90 days or more past due and a decrease in consumer loans 90 days or more past due.
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
Our commercial lending staff reviews, evaluates and rates all of our commercial loans based on their respective risk at origination. The risk classifications range from 1 to 9 or from minimal risk to loss. A formal loan review process, independent of loan origination, is in place to evaluate risk ratings and monitor risk classifications. Internal loan review reports to our risk management officer, who in turn, reports directly to the Audit Committee of our Board of Directors. The Criticized and Classified Asset Committee meets monthly to review criticized and classified assets. At June 30, 2005, this committee included the Chief Financial Officer, the Senior Lending Officer, the Senior Credit Administration Officer, the Senior Risk Management Officer and the Senior Credit Risk Review Manager and two independent Directors. During its regular meetings the committee reviews trends in critized assets, reviews information on classified assets and monitors our efforts to resolve nonperforming loan relationships. This committee also reviews compliance with accounting rules related to loan impairment.
Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. The reserve percentage assigned to each risk-rating category is determined quarterly from historical loan loss rates based on an eight quarter rolling trend using migration analysis. Risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as minimal, modest, better than average, average and acceptable. Loans with acceptable risk were reserved at a range of 0.35% to 1.50% at June 30, 2005. Risk ratings of between 6 and 8 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard, or doubtful. Due to the higher level of risk, these loans were reserved at a range of 3.75% to 100% at June 30, 2005. Loans with a risk rating of 9 are considered to be a loss and would be reserved at 100%. At June 30, 2005, there were no 9 rated loans. Residential mortgage loans were assigned an individual risk reserve percentage of 0.03% due to the strong secured nature of these loans and the low level of losses experienced historically. Consumer loans were assigned reserve percentages of 0.01% for the lowest risk to 5.38% for the highest risk depending on the extent and type of collateral.

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
The following table provides information regarding the allowance for loan losses for the three and six-month periods ended June 30, 2005 and June 30, 2004.

	Three Months Ended		Six Months Ended
(in thousands)	6/30/05	6/30/04	6/30/05	6/30/04

Allowance balance, beginning of period	$21,226	$18,162	$20,116	$17,295
Charge offs:
Commercial and industrial	(1,571)	(1,400)	(1,859)	(2,905)
Residential	—	(158)	—	(254)
Consumer	(103)	(76)	(244)	(101)

Total charge offs	(1,674)	(1,634)	(2,103)	(3,260)

Recoveries:
Commercial and industrial	6	28	10	52
Residential	43	—	43	—
Consumer	19	13	54	32

Total recoveries	68	41	107	84
Net charge offs	(1,606)	(1,593)	(1,996)	(3,176)

Provision charged to operations	2,100	1,975	3,600	4,425
Allowance balance, end of period	$21,720	$18,544	$21,720	$18,544

Allowance for loan losses to total loans			1.15%	1.14%
Nonperforming loans to total loans			0.42	0.73
Net charge offs to average loans			0.22	0.41
Allowance for loan losses to nonperforming loans			274.35%	156.81%

At June 30, 2005, the allowance for loan losses totaled $21.7 million, an increase of $1.6 million compared to $20.1 million at December 31, 2004. The increase in the allowance reflected the extensive analysis previously discussed. It is our assessment, based on our judgment and analysis, that the allowance for loan losses was appropriate in relation to the credit risk at June 30, 2005. The ratio of the allowance for loan losses to total loans was 1.15% at June 30, 2005 compared to 1.13% at year-end 2004. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. At June 30, 2005, this ratio was 274.35% compared to 201.00% at December 31, 2004. For the first half of 2005, net charge offs to average total loans declined to 22 basis points compared to 41 basis points for the first half of 2004 and 42 basis points for the entire year of 2004. While we believe that our total net charge offs for 2005 should be less than 2004, actual results are dependent on factors that are uncertain and to a large extent beyond our control.

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

	As of June 30, 2005			As of December 31, 2004
		Percent	Percent of		Percent	Percent of
	Reserve	of	loans to	Reserve	of	loans to
(in thousands)	Amount	Allowance	Total loans	Amount	Allowance	Total loans

Commercial real estate	$10,510	48.3%	56.2%	$10,312	51.3%	56.2%
Commercial and industrial	9,505	43.8	26.8	8,575	42.6	26.4
Residential	1,208	5.6	10.2	611	3.0	10.2
Consumer	497	2.3	6.8	618	3.1	7.2

Total	$21,720	100.0%	100.0%	$20,116	100.0%	100.0%

Federal funds sold and interest bearing deposits with banks
We have used a number of short-term investment vehicles to invest excess funds. Short-term investment vehicles utilized include Federal funds sold and interest bearing deposits with correspondent banks. We have maintained adequate levels of overnight liquidity to meet potential loan demand and normal deposit fluctuations. At June 30, 2005, Federal funds sold and interest-bearing balances with banks totaled $98.9 million compared to $48.1 million at December 31, 2004. The increase in Federal funds sold and interest bearing deposits in the first six months of 2005 resulted primarily from a smaller investment portfolio and comparatively slower commercial loan growth. Overnight funds levels fluctuate as we manage our liquidity position. We anticipate reducing the current levels of Federal funds sold and interest bearing balances as part of our strategy to increase our net interest margin, while at the same time maintaining adequate liquidity.

Securities
Our securities totaled $835.1 million or 28.5% of assets at June 30, 2005 compared to $880.8 million or 31.4% of assets at December 31, 2004. In the first half of 2005, cash flows from the securities portfolio have been used to fund commercial loan growth experienced and to enhance our liquidity position, which resulted in the decline in the size of our securities portfolio. Our portfolio has been structured to provide a reliable earnings stream, consistent cash flow to enhance liquidity and provide funding for commercial loan growth. Our securities are comprised of high quality earning assets that provide favorable returns and serve as a tool to actively manage our interest rate risk position. There is limited credit risk in our securities portfolios. The lower-risk based capital weights associated with our securities also have a beneficial impact on our risk-based capital ratios. All of our mortgage-backed securities are agency named. Obligations of state and political subdivisions are primarily general obligation issues, the majority of which have additional credit enhancement. Corporate obligations, which include capital securities (trust preferred securities) of certain financial institutions and corporate bonds, represented less than three percent of all securities outstanding at June 30, 2005.
The following tables present the amortized cost and market value of YNB’s securities portfolios as of June 30, 2005 and December 31, 2004.

Securities Available For Sale	June 30, 2005		December 31, 2004

	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value

U.S. Treasury obligations	$2,016	$1,974	$2,016	$1,938
U.S. government - sponsored agencies	256,857	255,658	236,846	235,441
Mortgage-backed securities
Issued by FNMA/FHLMC	412,492	412,481	470,993	470,787
Issued by GNMA	17,683	17,740	20,339	20,597
Corporate obligations	21,138	22,407	31,723	33,111
Federal Reserve Bank Stock	3,776	3,776	3,551	3,551
Federal Home Loan Bank Stock	37,500	37,500	37,100	37,100

Total	$751,462	$751,536	$802,568	$802,525

Investment Securities	June 30, 2005		December 31, 2004

	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value

Obligations of state and political subdivisions	$81,750	$84,209	$76,142	$77,785
Mortgage-backed securities, issued by FNMA/FHLMC	1,838	1,886	2,115	2,169

Total	$83,588	$86,095	$78,257	$79,954

The securities available for sale (AFS) portfolio decreased $51.0 million to $751.5 million from $802.5 million at December 31, 2004. The AFS portfolio represented 90.0% of total securities and was principally comprised of mortgage-backed securities (MBS) and agency-callable bonds. The AFS portfolio is a flexible asset and liability management tool that is utilized to take advantage of market conditions, to create more attractive returns and to manage liquidity and interest rate risk. We continue to follow a strategy of maintaining a modestly longer duration securities portfolio. The duration of our portfolio at June 30, 2005 was 3.3 years compared to 3.8 years at December 31, 2004 and 4.8 years at June 30, 2004. At June 30, 2005 the portfolio duration shortened due primarily to the decline in longer term rates at the end of the second quarter. This drop in rates resulted in increased prepayment speeds on MBS and increased the probability of callable bonds being called. This shorter duration has contributed to an increase in our interest rate risk exposure to falling rates. Our current investment strategy is to maintain a longer investment portfolio duration than currently exists. We believe that rising rates will lengthen the duration of the portfolio as prepayment speeds slow. We are also evaluating the impact of purchasing additional longer duration securities to extend the portfolio duration. With approximately 50% of our commercial loan assets earning a floating rate of interest at June 30, 2005, that portion of the balance sheet is well positioned for gradually rising interest rates. The effect of the longer duration of our AFS portfolio while longer-term rates have declined and short rates increased is a higher yielding AFS portfolio with consistent cash flows and protection to interest income should rates decline. In addition, MBS purchased over the past year were primarily purchased at or below par, mitigating the risk to the AFS yield due to premium amortization. The improved yield on the AFS portfolio was the primary factor in the increase in the overall securities yield to 4.69% for the first six months of 2005, compared to 4.27% for the same period in 2004.
AFS securities are reported at market value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity. There was $74,000 in net appreciation in the AFS portfolio at June 30, 2005 compared to net depreciation of $43,000 at December 31, 2004. At June 30, 2005 the AFS portfolio had a net unrealized gain, net of tax, of $48,000 compared to a net unrealized loss of $28,000 at December 31, 2004, which is reported in “Accumulated Other Comprehensive Income (Loss)” in stockholders’ equity.
Investment securities, classified as held to maturity, increased $5.3 million to $83.6 million at June 30, 2005 from $78.3 million at December 31, 2004. Investment securities are carried at book value or amortized cost. The increase was due to a $5.6 million increase in obligations of state and political subdivisions, or municipal bonds, partially offset by a $277,000 decrease in mortgage-backed securities. The municipal bond portfolio consists of primarily longer term fixed rate bonds that reduce our effective tax rate and enhance the tax equivalent yield of our investment securities. We expect to continue to increase our holdings of municipal bonds as part of our strategy to reduce our effective tax rate and increase net income.
In 2005, our strategy for managing our investment portfolio will continue to depend on the overall interest rate environment and YNB’s interest rate risk position, which includes the composition of our other earning assets. We are currently able to maintain a longer duration securities portfolio due to the high level of floating rate commercial loans in our loan portfolio. If the composition of the loan portfolio shifts towards more fixed rate loans, we would shorten the duration of the securities portfolio to mitigate our interest rate risk exposure. In the first half of 2005, our loan portfolio grew modestly faster than our deposit portfolio. The additional funding for loan growth came in part from cash flows from the investment portfolio. Given the increased competition for deposits, if deposit growth continues to lag loan growth we anticipate the securities portfolio to continue to decrease in size. We evaluate all securities with unrealized losses quarterly to determine whether the loss is other than temporary. At June 30, 2005, we determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses, the performing nature of these securities, and the low level and short time frame of the unrealized losses. We believe that the unrealized losses in the securities portfolios were caused by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on MBS. The evaluation of securities for losses other than temporary is a critical accounting policy.
Deposits
Deposits represent our primary funding source supporting earning asset growth. Over the past several years we have concentrated on the successful implementation and execution of our retail strategy. This has included expanding our branch network into both new and existing markets. We have opened one branch already in 2005 and anticipate opening at least three additional branches in the remaining six months of 2005. The actual timing of branch openings is dependent on many factors including obtaining approval from our primary Federal banking regulator and local governmental authorities. We have found that the time required to obtain all necessary approvals frequently results in a delay in opening branches. Our goal is to open several branches per year for the next three years. This will increase the size of our branch network and we believe enhance the value of our franchise. In addition, we believe by opening new branches in attractive markets we can continue to attract new deposit relationships that will help us profitably fund our loan growth.
Total deposits at June 30, 2005 were $1.91 billion an increase of $103.0 million or 5.7% compared to total deposits of $1.81 billion at December 31, 2004. In the first quarter of 2005 we introduced a new savings product called Simply Better Savings. Simply Better Savings is a tiered product with a competitive interest rate. Through the first six months of 2005 this savings product has been our primary deposit raising vehicle. While we have attracted many new depositors to YNB with this product we have also experienced existing depositors shifting their Simply Better Checkingsm and Premier Money Market deposit balances from those comparatively lower yielding accounts to Simply Better Savings, which has a higher rate. Simply Better Checking is a tiered interest bearing checking account. As a result of the shift and new balances attracted, the cost of savings, money markets and interest bearing checking accounts increased to 1.92% for the first six months of 2005 from 1.35% for the same period in 2004. The cost of all interest bearing deposits for the first six months of 2005 was 2.32%, a 39 basis point or 20.2% increase. Our ability to manage the cost of interest bearing deposits in a rising rate environment will be critical in the continued improvement of our net interest margin.
The following table provides information concerning YNB’s deposit base at June 30, 2005 and December 31, 2004.

(in thousands)	6/30/05	12/31/04

Non-interest bearing demand deposits	$218,042	$202,196
Interest bearing demand deposits	416,444	542,186
Money market deposits	304,237	332,072
Savings deposits	270,848	93,571
Certificates of deposit of $100,000 or more	201,553	166,983
Other time deposits	501,839	472,996

Total	$1,912,963	$1,810,004

Interest bearing demand deposits decreased $125.7 million or 23.2% to $416.4 million at June 30, 2005 from $542.2 million at year-end 2004. The decline in interest bearing demand deposits is primarily due to the $119.6 million decrease in Simply Better Checking balances, as more interest rate sensitive customers have shifted funds to the higher yielding Simply Better Savings product. Many of these customers have maintained their Simply Better Checking accounts so we have been able to broaden the customer relationship with YNB. We anticipate that as short rates continue to increase additional customers will shift their balances out of lower yielding Simply Better Checking and into higher yielding deposit products. Surrogates’ deposits (i.e., Intermingled Minors Trust Funds) increased $3.1 million from December 31, 2004 to $88.5 million at June 30, 2005. Approximately $55.7 million of these deposits will be rebid in December 2005.
We have experienced a reduction in money market balances of $27.8 million or 8.4% to $304.2 million at June 30, 2005 from $332.1 million at December 31, 2004. The decrease in money market balances resulted primarily from declines in personal money market balances of $43.9 million as depositors shifted balances primarily to higher yielding Simply Better Savings accounts and, to a lesser extent, certificates of deposit. Offsetting the decline in personal money market balances was an increase of $11.3 million in money market balances acquired from Reserve Funds and a modest increase in total business money market balances. At June 30, 2005, funds obtained from Reserve Funds totaled $84.8 million. The cost of these funds is tied to a premium paid over the overnight Federal funds rate. We expect to continue to use this source of funds to support our loan growth and improve our liquidity. We believe these deposits to be stable and less expensive then raising deposits through CDs.
Savings deposits, another source of low cost core deposits, have increased $177.3 million to $270.8 million at June 30, 2005 compared to $93.6 million at December 31, 2004 due to growth in Simply Better Savings balances.
We market our CDs through our branch network, through a computer-based service provided by an independent third party, which enables us to place CDs nationally, and for the first time in June 2005 through CD brokers. Total time deposits, which include CDs of $100,000 or more and other time deposits, increased $63.4 million to $703.4 million at June 30, 2005 from $640.0 million at December 31, 2004. The increase resulted from several factors. First, our retail network was successful in attracting $63.4 million in CD growth including $27.4 million in public fund CDs. Second, to supplement our retail growth we obtained approximately $15.0 million in brokered CDs. Offsetting this growth was a decline of $19.9 million in CDs obtained through the computer-based service. At June 30, 2005 we had approximately $84.9 million in CDs obtained through this service compared to $104.8 million at December 31, 2004. At June 30, 2005 total CDs represented 36.7% of our total deposit base compared to 35.3% at December 31, 2004. This increase reflects the strong competition for time deposits in our market place. We believe that we will be relying on CDs more in 2005 than we did in 2004 to fund our loan growth. We will continue to offer selected CDs in various maturity terms and may use interest rate swaps to change the pricing characteristics of these funds when deemed appropriate.
Non-interest bearing demand deposits increased $15.8 million or 7.8% to $218.0 million at June 30, 2005 compared to $202.2 million at December 31, 2004. During 2004, we redesigned our business checking products to provide accounts to meet the needs of small to mid-sized businesses. These new products have primarily driven growth in non-interest bearing demand deposits. We believe our enhanced product line of business checking products represents an opportunity to increase our non-interest bearing demand balances as our commercial relationships continue to expand.
It is our strategy to fund earning asset growth with deposits. To that end, we continue to promote our Simply Better Savings product throughout our markets and we have continued a targeted marketing campaign to promote our core free checking account products. Both of these campaigns should attract core deposit relationships and continue to contribute to improving our net interest margin. In addition, we continue to market our lower cost interest bearing checking products, Chairman’s Choice and Preferred Choice CheckingSM. Both of these product offerings solidify relationships with our customers. However, due to the increased competition for deposits in our marketplace and the increase in short term interest rates, core deposit costs could increase faster than earning asset yields, which could limit our ability to further increase our net interest margin. Excluding certificates of deposit, core deposits have historically not been adequate to meet loan demand and are not expected to do so in the near term. If interest rates continue to rise, depositors will be attracted to higher cost alternative deposit products such as CDs. While such a shift would potentially have a negative impact on our cost of funds, attracting lower cost core deposits through our retail strategy will remain an ongoing strategic objective.
Borrowed Funds
Our primary funding strategy is to rely on attracting deposits to fund new earning asset growth, and to utilize borrowed funds as a secondary funding source for earning assets as well as for asset and liability management, and liquidity purposes. Borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances. Borrowed funds totaled $824.4 million at June 30, 2005, an increase of $8.4 million from the $816.0 million outstanding at December 31, 2004. The increase was primarily due to an $8.0 million increase in FHLB advances. With our focus on increasing lower cost core deposits to fund our asset growth, we anticipate that borrowed funds will be a less important source of funding for YNB in the future. At June 30, 2005, borrowed funds represented 28.1% of total assets compared to 29.1% at December 31, 2004. Within approved policy guidelines, we expect to continue to use borrowed funds as an alternative funding source or to meet desired business, asset and liability, or liquidity objectives.
We had FHLB advances outstanding of $750.0 million at June 30, 2005, an increase of $8.0 million from the $742.0 million outstanding at December 31, 2004. Callable borrowings, primarily FHLB advances, totaled $730.0 million or 96.1% of total borrowed funds at June 30, 2005. Callable borrowings have original terms of five to ten years and are callable after periods ranging from three months to five years. As of June 30, 2005, YNB had $556.0 million in callable borrowings with call dates of one year or less. Based on June 30, 2005 interest rate levels, we anticipate there will be $20.0 million in advances called in the next twelve months and an additional $60.0 million in advances called beyond twelve months. Rates would have to increase at least 200 basis points before we would have significant call activity in the next twelve months. At June 30, 2005, there were $26.0 million in FHLB advances maturing in July 2005. We believe, based on our liquidity position and slower loan demand, that we will pay these advances off at their maturity dates.
Starting in December 2004, we began to replace floating rate advances with fixed rate callable advances having lockout periods of one to two years and final maturity dates of five to ten years. Through June 30, 2005 we have replaced $111.0 million in floating rate advances with the following advances: $91.0 million in ten year no call two years, $10.0 million in five year no call two years and $10.0 million in five year no call one year. These advances have an average rate of 3.36% and are less costly than current LIBOR based floating rate borrowings. We believe these advances should provide an immediate earnings benefit and become even more valuable if rates continue to rise. This type of advance, however, has contributed to the increase in our interest rate risk exposure to falling rates as measured by our simulation and Economic Value of Equity (EVE) models. Because of this increased risk we do not anticipate increasing our fixed rate advance position. Management also has strategies available to mitigate the impact to earnings should rates fall. These would include prepaying the advances or using interest rate swaps to change the pricing structure of these borrowings.

Subordinated Debentures (Trust Preferred Securities)
At June 30, 2005 there were $62.9 million in subordinated debentures outstanding, unchanged from December 31, 2004. Of the $61.0 million in trust preferred securities issued to third parties outstanding at June 30, 2005, approximately $56.9 million qualifies as Tier 1 capital with the remaining $4.1 million qualifying as Tier 2 capital. The amount of trust preferred securities qualifying as Tier 1 capital is limited to 25% of all Tier 1 capital. As Tier 1 capital increases through the retention of earnings, the amount of trust preferred securities qualifying as Tier 1 capital will also increase.
Equity Capital
Stockholders’ equity at June 30, 2005 totaled $170.7 million, an increase of $10.5 million from the $160.2 million at December 31, 2004. The increase in stockholders’ equity for the first six months of 2005 was primarily due to an increase in undivided profits and, to a lesser extent, increased common stock.
A more detailed breakdown of the change in stockholders’ equity is listed below:
(i)	YNB earned net income of $11.2 million and declared and paid cash dividends of $2.4 million for the six months ended June 30, 2005.
(ii)	The net unrealized gain on securities available for sale was $48,000 at June 30, 2005 compared to a net unrealized loss of $28,000 at December 31, 2004. The shift from an unrealized loss to an unrealized gain resulted in a $76,000 increase in stockholders’ equity.
(iii)	Proceeds and related tax benefit of $994,000 was received from the exercise of stock options and $286,000 was received in reinvested dividends and optional purchases associated with our Dividend Reinvestment and Stock Purchase Plan. We also recorded a $140,000 increase in stockholders’ equity associated with the fair market value adjustment related to the allocation of shares to employee accounts in our ESOP.
(iv)	Unallocated ESOP shares decreased by $188,000 to $189,000 at June 30, 2005 from $377,000 at December 31, 2004.

     The table below presents the actual capital amounts and ratios of Yardville National Bancorp (the “Holding Company”) and The Yardville National Bank (the “Bank”) at June 30, 2005 and December 31, 2004. We experienced improvement in the regulatory capital ratios at the Bank while the Holding Company ratios remained relatively unchanged.

	Amount		Ratios
(amounts in thousands)	6/30/05	12/31/04	6/30/05	12/31/04

Risk-based capital:
Tier 1:
Holding Company	$225,783	$211,759	10.1%	10.1%
Bank	208,907	190,642	9.5	9.1
Total:
Holding Company	$251,620	$239,480	11.3%	11.4%
Bank	230,627	210,758	10.5	10.1
Tier 1 leverage:
Holding Company	$225,783	$211,759	8.0%	8.0%
Bank	208,907	190,642	7.2	6.8

The minimum regulatory capital requirements for financial institutions require institutions to have a Tier 1 leverage ratio of at least 4.0%, a Tier 1 risk-based capital ratio of at least 4.0%, and a total risk-based capital ratio of at least 8.0%. To be considered “well capitalized,” an institution must have a minimum Tier 1 capital and total risk-based capital ratio of 6.0% and 10.0%, respectively, and a minimum Tier 1 leverage ratio of 5.0%. At June 30, 2005, the ratios of the Holding Company and the Bank exceeded the ratios required to be considered well capitalized. It is our goal to maintain adequate capital to continue to support YNB’s asset growth and maintain its status as a well-capitalized institution. In the event that the Bank is required to maintain a specific capital level for any capital measure pursuant to a formal written agreement with the OCC, it may not be deemed to be “well-capitalized” for purposes of the prompt corrective action provisions of Section 38 of the Federal Deposit Insurance Act. Such capital category may not, however, constitute an accurate representation of the Bank’s general financial condition or prospects.
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

We manage and control interest rate risk by identifying and quantifying interest rate risk exposures through the use of net interest income simulation analysis, economic value at risk models, and gap analysis. We determine the appropriate risk given our strategic objectives, and manage the risk consistent with Board of Directors’ approved limits and guidelines. These limits and guidelines reflect our tolerance for interest rate risk over both short- and long-term horizons. At June 30, 2005, the cumulative one-year gap was a positive $269.7 million or 9.3% of total assets compared to a positive $117.3 million or 4.2% of total assets at December 31, 2004. The asset sensitive profile of 2004 increased during the first six months of 2005 as our investment portfolio shortened due to falling longer-term treasury rates increasing projected prepayment speeds. We lengthened our liabilities as maturing floating rate FHLB advances were shifted into convertible advances with longer lockout periods. In addition, our deposit base lengthened as much of our deposit growth in the first half of 2005 was in less interest rate sensitive deposit types and two-year certificates of deposit. While we anticipate positive net interest income improvement in a gradually rising interest rate environment, two factors could limit the extent of the improvement. First, our modeling assumes core deposit rates increase at a slower pace than overall interest rates. To the extent that we are required to increase our core rates faster than our model assumptions, due to market competition or funding needs, our benefit to rising rates could be reduced. In addition, approximately $334.0 million in floating rate commercial loans, tied to the prime rate of interest, have interest rate caps. The weighted average cap rate is 7.51% and the caps have a weighted average life of 23 months. If rates rise above the cap levels, these loans will become fixed rate loans. At June 30, 2005, floating rate commercial loans that had reached their caps totaled approximately $79.0 million.
Simulation analysis involves dynamically modeling our interest income and interest expense over a specified time period under various interest rate scenarios and balance sheet structures. We use simulation analysis primarily to measure the sensitivity of net interest income over 12 and 24-month time horizons within approved policy guidelines. In our base case or static balance sheet sensitivity scenario, the model estimates the variance in net interest income with a change in interest rates of plus and minus 200 basis points over a 12 and 24-month period. The plus and minus base case scenario is measured within a policy guideline of –7% change in net interest income in the first year and –14% change in year two. The following table sets forth the estimated change in net interest income from the base case scenario for a one- and two-year period based on our June 30, 2005 balance sheet:

	Percentage Change in Net Interest Income
Changes in market interest rates (in basis points)	Next 12 months	Next 24 months

As of: June 30, 2005
+200	3.4%	1.0%
Flat	—	—
-200	-4.9%	-10.0%

As of: December 31, 2004
+200	2.8%	0.6%
Flat	—	—
-200	-2.4%	-1.0%
The results of our simulation analysis suggest that the greatest risk to net interest income is to falling rates. This risk increased in the first half of 2005 primarily due to the lengthening of our liabilities, primarily FHLB advances and non-maturity deposit accounts and the shortening duration of our asset base primarily due to the shortening of our investment portfolio due to projected faster prepayment speeds. We believe that these results overstate our exposure to falling rates due to the lower longer-term rates at June 30, 2005 compared to December 31, 2004. While we believe the likelihood of falling rates in the short term is small we are taking some actions to address this issue.

This includes not increasing our longer-term FHLB position and evaluating strategies related to our investment and loan portfolios. For example, lengthening the duration of future security purchases or generating additional fixed rate loans would provide protection to falling rates. When factoring our 2005 financial projections (Growth Scenario) into our simulation model we see similar results.
We measure longer-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting future cash flows from our current assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists the percentage change in EVE with a plus or minus 200 basis point rate shock at June 30, 2005 and December 31, 2004. Due to the level of interest rates at December 31, 2004, not all interest rates could be shocked down 200 basis points.

	Percentage Change in EVE
Changes in market interest rates in basis points (Rate Shock)	6/30/05	12/31/04

+200	-9.7%	-17.2%
-200	-27.4%	-21.8%
At June 30, 2005, our longer-term interest rate risk, as measured by the percentage change in EVE, increased in the minus 200 basis point rate shock scenario compared to December 31, 2004. While the plus 200 basis point rate shock exposure decreased and remains within policy guidelines, the exposure to falling rates increased and was slightly out of compliance with our policy risk limit of –25%. Over the first six months of 2005 our risk to falling rates has increased due to lengthening of our liability structure and the shortening of our asset structure. We believe that the low longer-term rates at June 30, 2005 overstate the degree of exposure to falling rates. As long rates have increased since June 30, 2005, we believe we are within our risk limits relating to longer-term interest rate risk. Regardless, we have taken actions to mitigate this risk. We have restricted the use of 10-year convertible advances and are examining the benefits of strategies to reduce this risk exposure, while at the same time maintaining our favorable profile to rising rates which we believe is a more likely outcome over the near term.
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

We believe, based on our simulation results, that as of June 30, 2005, YNB continues to be positioned to increase net interest income during a 12 to 24-month period of gradually increasing interest rates, while increasing our risk to net interest income should rates decline. Over the second half of 2005 we will begin to modestly reduce this risk while maintaining our favorable profile regarding rising rates. We continue to monitor our gap position and rate shock analyses to detect changes in our exposure to fluctuating interest rates. We have the ability, to a certain extent, to shorten or lengthen maturities on assets, sell securities, enter into derivative financial instruments, or seek funding sources with different repricing characteristics, in order to change our asset and liability structure for the purpose of mitigating the effect of short-term and longer-term interest rate risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2005. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.
Changes to Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations of Effectiveness of Controls
We note that, like other companies, any system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION
Item 1: Legal Proceedings
The Bank is currently in discussions with the Office of the Comptroller of the Currency (“OCC”), its primary federal bank regulator, concerning the resolution of various concerns raised by the OCC in connection with its most recent annual examination of the Bank. On July 28, 2005, management received a draft of a written agreement to be executed by the Bank and the OCC that will formally require the Bank to resolve these concerns. Management and the Board of Directors are currently in discussions with the OCC relating to the terms and conditions of this agreement. At this time, we are unable to determine what impact, if any, the proposed order will have on the financial condition or operations of the Bank.
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3: Defaults Upon Senior Securities
Not Applicable.
Item 4: Submission of Matters to a Vote of Securities Holders
The annual stockholders meeting was held on June 3, 2005
The following nominees were elected to serve as directors of the Company until the 2008 Annual Meeting of shareholders:

	Votes for	Votes against
Jay G. Destribats	7,829,271	1,003,166
James E. Bartolomei	7,885,582	946,855
Gilbert W. Lugossy	7,769,424	1,063,013
Christopher S. Vernon	7,787,117	1,045,320
Robert L. Workman	7,885,082	947,355
The following nominee was elected to serve as a director of the Company until the 2006 Annual Meeting of shareholders:

George D. Muller	7,881,185	951,252
The following directors’ terms continued beyond the annual stockholders meeting:

Elbert G. Basolis, Jr.	Lorraine Buklad
Anthony M. Giampetro, M.D.	Sidney L. Hofing
Samuel D. Marrazzo	Louis R. Matlack, Ph. D.
Patrick M. Ryan	Martin Tuchman
F. Kevin Tylus
The shareholders also approved the Yardville National Bancorp 2005 Equity Incentive Plan:

Votes for: 5,502,576	Votes against 814,077	Abstain 54,661	Non-vote 2,461,133

Item 5: Other Information
Not Applicable.
Item 6: Exhibits.
The exhibits filed or incorporated by reference as part of this report are listed in the Index to Exhibits which appears at page E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YARDVILLE NATIONAL BANCORP
(Registrant)

Date: August 15, 2005	Stephen F. Carman

Stephen F. Carman
Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Employment contract between the Bank and Joanne C. O’Donnell

10.2	Real property lease between the Bank and WWM Properties LLC for our branch to be located at Route 571 and Southfield Road, West Windsor, New Jersey

10.3	Real property lease between the Bank and MYNB LLC for our branch to be located at 301 West Trenton Avenue, Falls Township, Pennsylvania

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Vice President and Treasurer

E-1