Form 10-Q/A
period 2005-06-30
YARDVILLE NATIONAL BANCORP
filed 2005-08-17
CIK 787849

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

EXPLANATORY NOTE

The unaudited consolidated financial statements included in the Quarterly Report on Form 10-Q of Yardville National Bancorp (the “Registrant”) for the quarterly period ended June 30, 2005, filed with the Securities and Exchange Commission on August 15, 2005, were not reviewed by KPMG LLP, the Registrant’s independent registered public accounting firm. This Amendment No. 1 on Form 10-Q/A is being filed to confirm that all procedures required in connection with the filing of interim financial statements included in quarterly reports on Form 10-Q have now been completed by KPMG LLP, and that no changes have been made to the financial statements previously filed.

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

YARDVILLE NATIONAL BANCORP
(Registrant)

Date: August 17, 2005	Stephen F. Carman

Stephen F. Carman
Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit
Number	Description

*10.1	Employment contract between the Bank and Joanne C. O’Donnell

*10.2	Real property lease between the Bank and WWM Properties LLC for our branch to be located at Route 571 and Southfield Road, West Windsor, New Jersey

*10.3	Real property lease between the Bank and MYNB LLC for our branch to be located at 301 West Trenton Avenue, Falls Township, Pennsylvania

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Vice President and Treasurer

*	Previously filed.

E-1