Form 10-Q
period 2005-09-30
YARDVILLE NATIONAL BANCORP
filed 2005-11-10
CIK 787849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [] No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2005, the following class and number of shares were outstanding:

Common Stock, no par value	10,843,017
Class	Number of shares outstanding

INDEX

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION	PAGE NO.
Item 1.	Financial Statements (unaudited)

Consolidated Statements of Condition
September 30, 2005 (unaudited) and December 31, 2004	3

Consolidated Statements of Income
Three months ended September 30, 2005 and 2004 (unaudited)	4

Consolidated Statements of Income
Nine months ended September 30, 2005 and 2004 (unaudited)	5

Consolidated Statements of Cash Flows
Nine months ended September 30, 2005 and 2004 (unaudited)	6

Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	42

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	44

Item 6.	Exhibits	44

Signatures	45

Index to Exhibits	E-1

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Condition

(Unaudited)

	September 30,	December 31,
(in thousands)	2005	2004
Assets:
Cash and due from banks	$39,645	$32,115
Federal funds sold	14,200	6,769
Cash and Cash Equivalents	53,845	38,884
Interest bearing deposits with banks	22,835	41,297
Securities available for sale	795,107	802,525
Investment securities (market value of $90,146 in 2005 and $79,954 in 2004)	87,817	78,257
Loans	1,974,155	1,782,592
Less: Allowance for loan losses	(22,672)	(20,116)
Loans, net	1,951,483	1,762,476
Bank premises and equipment, net	11,193	10,431
Bank owned life insurance	45,756	44,501
Other assets	37,474	27,546
Total Assets	$3,005,510	$2,805,917
Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$240,148	$202,196
Interest bearing	1,774,097	1,607,808
Total Deposits	2,014,245	1,810,004
Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	724,000	742,000
Subordinated debentures	62,892	62,892
Obligation for Employee Stock Ownership Plan (ESOP)	94	377
Other	1,271	753
Total Borrowed Funds	798,257	816,022
Other liabilities	24,204	19,733
Total Liabilities	$2,836,706	$2,645,759
Stockholders' equity:
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common stock: no par value
Authorized 20,000,000 shares
Issued 10,607,579 shares in 2005 and 10,691,213 shares in 2004	93,755	91,658
Surplus	2,205	2,205
Undivided profits	82,816	69,860
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(94)	(377)
Accumulated other comprehensive loss	(6,718)	(28)
Total Stockholders' Equity	168,804	160,158
Total Liabilities and Stockholders' Equity	$3,005,510	$2,805,917

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
		September 30,
(in thousands, except per share amounts)	2005	2004
INTEREST INCOME:
Interest and fees on loans	$32,785	$25,754
Interest on deposits with banks	397	95
Interest on securities available for sale	9,315	9,262
Interest on investment securities:
Taxable	26	29
Exempt from Federal income tax	957	806
Interest on Federal funds sold	274	102
Total Interest Income	43,754	36,048
INTEREST EXPENSE:
Interest on savings account deposits	5,632	3,502
Interest on certificates of deposit of $100,000 or more	1,983	1,063
Interest on other time deposits	4,296	2,879
Interest on borrowed funds	9,737	9,081
Interest on subordinated debentures	1,217	1,004
Total Interest Expense	22,865	17,529
Net Interest Income	20,889	18,519
Less provision for loan losses	2,100	2,400
Net Interest Income After Provision for Loan Losses	18,789	16,119
NON-INTEREST INCOME:
Service charges on deposit accounts	762	750
Securities gains, net	274	618
Income on bank owned life insurance	451	480
Other non-interest income	555	448
Total Non-Interest Income	2,042	2,296
NON-INTEREST EXPENSE:
Salaries and employee benefits	7,439	6,169
Occupancy expense, net	1,244	1,072
Equipment expense	751	749
Other non-interest expense	3,499	2,632
Total Non-Interest Expense	12,933	10,622
Income before income tax expense	7,898	7,793
Income tax expense	2,546	2,344
Net Income	$5,352	$5,449
EARNINGS PER SHARE:
Basic	$0.50	$0.52
Diluted	$0.48	$0.50
Weighted average shares outstanding:
Basic	10,602	10,464
Diluted	11,050	10,842

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Income

(Unaudited)

		Nine Months Ended
		September 30,
(in thousands, except per share amounts)	2005	2004
INTEREST INCOME:
Interest and fees on loans	$92,704	$73,002
Interest on deposits with banks	748	205
Interest on securities available for sale	27,485	26,058
Interest on investment securities:
Taxable	82	104
Exempt from Federal income tax	2,761	2,370
Interest on Federal funds sold	576	228
Total Interest Income	124,356	101,967
INTEREST EXPENSE:
Interest on savings account deposits	15,082	9,054
Interest on certificates of deposit of $100,000 or more	4,576	3,020
Interest on other time deposits	11,182	9,172
Interest on borrowed funds	28,557	26,834
Interest on subordinated debentures	3,480	2,654
Total Interest Expense	62,877	50,734
Net Interest Income	61,479	51,233
Less provision for loan losses	5,700	6,825
Net Interest Income After Provision for Loan Losses	55,779	44,408
NON-INTEREST INCOME:
Service charges on deposit accounts	2,110	2,400
Securities gains, net	750	1,204
Income on bank owned life insurance	1,255	1,457
Other non-interest income	1,571	1,325
Total Non-Interest Income	5,686	6,386
NON-INTEREST EXPENSE:
Salaries and employee benefits	21,302	17,644
Occupancy expense, net	3,619	3,239
Equipment expense	2,284	2,359
Other non-interest expense	9,826	8,250
Total Non-Interest Expense	37,031	31,492
Income before income tax expense	24,434	19,302
Income tax expense	7,833	5,513
Net Income	$16,601	$13,789
EARNINGS PER SHARE:
Basic	$1.57	$1.32
Diluted	$1.51	$1.27
Weighted average shares outstanding:
Basic	10,558	10,445
Diluted	11,011	10,847

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$16,601	$13,789
Adjustments:
Provision for loan losses	5,700	6,825
Depreciation	1,819	2,409
ESOP fair value adjustment	222	95
Amortization of deposit intangible	153	153
Amortization and accretion on securities	72	1,404
Gain on sales of securities available for sale	(750)	(1,204)
Gain on sale of bank branch	--	4
Increase in other assets	(7,735)	(1,516)
Increase in other liabilities	4,471	5,084
Net Cash Provided by Operating Activities	20,553	26,398
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest bearing deposits with banks	18,462	(25,160)
Purchase of securities available for sale	(188,195)	(367,970)
Maturities, calls and paydowns of securities available for sale	110,732	183,053
Proceeds from sales of securities available for sale	75,264	152,806
Purchase of investment securities	(10,313)	(11,568)
Proceeds from maturities and paydowns of investment securities	756	5,583
Net increase in loans	(194,707)	(263,794)
Expenditures for bank premises and equipment	(1,931)	(677)
Proceeds from sale of bank branch	--	641
Net Cash Used in Investing Activities	(189,932)	(327,086)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market, and savings deposits	102,315	237,909
Net increase in certificates of deposit	101,926	54,745
Net decrease in borrowed funds	(18,414)	(630)
Proceeds from issuance of subordinated debentures	--	15,464
Proceeds from issuance of common stock	1,875	931
Decrease in unallocated ESOP Shares	283	283
Cash dividends paid to stockholders	(3,645)	(3,610)
Net Cash Provided by Financing Activities	184,340	305,092
Net increase in cash and cash equivalents	14,961	4,404
Cash and cash equivalents as of beginning of year	38,884	33,155
Cash and Cash Equivalents as of End of Year	$53,845	$37,559
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$61,207	$51,280
Income taxes	11,838	634
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Purchase of building with capitalized lease	$650	$--
See Accompanying Notes to Unauditied Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Notes to (Unaudited) Consolidated Financial Statements

Three and Nine Months Ended September 30, 2005

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

The consolidated financial data as of and for the three and nine months ended September 30, 2005 include, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2005.

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

Critical Accounting Policies and Estimates

Note 1 to the Audited Consolidated Financial Statements incorporated in our Annual Report on Form 10-K for the year ended December 31, 2004, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses, income tax liabilities and asset impairment judgments, including other than temporary declines in the value of our securities, are critical accounting policies. These policies are deemed critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies and their application are periodically reviewed with our Audit Committee and our Board of Directors.

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

2. Earnings Per Share

Weighted average shares for the basic net income per share computation for the three months ended September 30, 2005 and 2004 were 10,602,000 and 10,464,000, respectively. For the diluted net income per share computation, common stock equivalents of 448,000 and 378,000 are included for the three months ended September 30, 2005 and 2004, respectively. There were no common stock equivalents that were antidilutive for the three months ended September 30, 2005 and September 30, 2004.

Weighted average shares for the basic net income per share computation for the nine months ended September 30, 2005 and 2004 were 10,558,000 and 10,445,000, respectively. For the diluted net income per share computation, common stock equivalents of 453,000 and 402,000 are included for the nine months ended September 30, 2005 and 2004, respectively. Common stock equivalents that were antidilutive for the nine months ended September 30, 2005 were 36,000 and there were no common stock equivalents that were antidilutive at September 30, 2004.

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

	For the three months ended September 30,
(in thousands, except per share amounts)	2005	2004
Net income as reported:	$ 5,352	$ 5,449
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	84	134
Pro forma net income	$ 5,268	$ 5,315
Earnings per share:
Basic:
As reported	$ 0.50	$ 0.52
Pro forma	0.50	0.51
Diluted:
As reported	$ 0.48	$ 0.50
Pro forma	0.48	0.49

	For the nine months ended September 30,
(in thousands, except per share amounts)	2005	2004
Net income as reported:	$ 16,601	$ 13,789
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	449	402
Pro forma net income	$ 16,152	$ 13,387
Earnings per share:
Basic:
As reported	$ 1.57	$ 1.32
Pro forma	1.53	1.28
Diluted:
As reported	$ 1.51	$ 1.27
Pro forma	1.47	1.24

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Number of options granted	--	14,000	52,000	46,500
Expected annual dividend rate	--	$ 0.46	$ 0.46	$ 0.46
Risk free rate	--	3.80%	4.0%	3.50%
Expected average option life (yrs)	--	7.0	7.0	6.3
Expected volatility	--	35.3%	31.3%	26.8%
Fair value of options granted	--	$ 8.49	$ 9.02	$ 7.25

4. Comprehensive Income (Loss)

Below is a summary of comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004.

	For the three months ended September 30,
(in thousands)	2005	2004
Net income	$ 5,352	$ 5,449
Other comprehensive income (loss) Net change in unrealized (loss) gain for the period, net of tax Less reclassification of realized net gain on sale of securities available for sale, net of tax	(6,588) 178	10,250 402
Holding (loss) gain arising during the period, net of tax and reclassification	(6,766)	9,848
Total comprehensive (loss) income	$ (1,414)	$ 15,297

	For the nine months ended September 30,
(in thousands)	2005	2004
Net income	$ 16,601	$ 13,789
Other comprehensive income (loss) Net change in unrealized (loss) gain for the period, net of tax Less reclassification of realized net gain on sale of securities available for sale, net of tax	(6,203) 488	1,151 795
Holding (loss) gain arising during the period, net of tax and reclassification	(6,691)	356
Total comprehensive income	$ 9,910	$ 14,145

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

The following table summarizes activity with respect to such loans:

(in thousands)	For the nine months ended Sept. 30, 2005	For the nine months ended Sept. 30, 2004
Balance as of beginning of period	$54,863	$72,888
Additions	10,822	9,645
Reductions	8,641	11,487
Balance as of end of the period	$57,044	$71,046

None of these loans were past due or on nonaccrual status as of September 30, 2005 and September 30, 2004.

In addition, the Corporation has had, and expects in the future to have, other transactions in the ordinary course of business with a number of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended September 30, 2005.

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

The following table details the interest rate swaps and associated hedged liabilities outstanding as of September 30, 2005 and December 31, 2004:

As of: September 30, 2005

(dollars in thousands) Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates
Pay Floating Swaps
2006	Time deposits	$ 125,000	2.73% - 3.10%	3.70% - 3.82%

As of: December 31, 2004

(dollars in thousands) Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates
Pay Floating Swaps
2006	Time deposits	$ 125,000	2.73% - 3.10%	2.26% - 2.41%

During 2004, the Corporation issued two-year fixed-rate certificates of deposit to fund loan growth and generate liquidity. In conjunction with the certificate of deposit issuance, the Corporation entered into $125.0 million in pay floating swaps indexed to one-month and three-month LIBOR, based on common notional amounts and maturity dates. These swap transactions will all mature during 2006. The pay floating swaps changed the repricing characteristics of the certificates of deposit from fixed rate to floating rate. The result is a better match between the repricing characteristics of these certificates of deposit and floating rate commercial loans made by the Corporation in 2004. These swap transactions increased interest expense by approximately $75,000 in the first nine months of 2005 and reduced interest expense by approximately $270,000 for the same period in 2004. For the three months ended September 30, 2005 these swap transactions increased interest expense by approximately $183,000 and decreased interest expense by $237,000 for the three months ended September 30, 2004. The amount of hedge ineffectiveness, recorded in non-interest expense in the Consolidated Statements of Income, on these transactions for the nine months ended September 30, 2005 was less than $1,000. The fair value of the pay floating swaps outstanding at September 30, 2005 was $1.5 million compared to $532,000 at December 31, 2004 and was recorded in Other Liabilities in the Consolidated Statements of Condition.

7. Regulatory Matters

On August 31, 2005, the Company’s principal subsidiary, The Yardville National Bank entered into an agreement with its primary Federal banking regulator, The Office of the Comptroller of the Currency (“OCC”).

The agreement sets forth certain understandings between the Bank and the OCC regarding its operations, including meeting and maintaining specified capital levels, obtaining prior approvals of dividend payments, and addressing other concerns identified in the OCC’s Report of Examination for the examination commenced on January 3, 2005. The agreement encompasses activities initiated earlier this year by the Bank to strengthen its board and management supervision, internal audit, and credit and risk management processes.

Under this agreement, the Bank will not be deemed to be “well capitalized” for certain regulatory purposes. Such capital category may not however, accurately represent the Bank’s general financial condition or prospects. In addition, the Company will no longer be a “financial holding company” under the Bank Holding Company Act. A “financial holding company’ may affiliate with financial companies, such as merchant banking, securities and insurance firms, that engage in a broader range of activities than previously permitted for bank holding companies. The Company is not currently engaged in any activities for which it is required to be a financial holding company.

8. Recent Accounting Pronouncements

The American Institute of Certified Public Accountants (AICPA) Accounting Standards Executive Committee (AcSEC) Statements of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, issued in December 2003, effective for loans acquired in fiscal years beginning after December 31, 2004, with early adoption encouraged. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investors initial investments in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes loans acquired in business combinations and applies to all nongovernmental entities, including not-for-profit organizations, but does not apply to loans originated by the entity. A transition provision applies for certain aspects of loans currently with the scope of Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. The Corporation does not expect SOP 03-3 to impact on the consolidated financial statements at this time.

9. Subsequent Events

On November 3, 2005, Yardville National Bancorp (“the Company”) issued and sold an aggregate of 235,401 shares of its common stock, no par value, at a per share purchase price of $37.06 for an aggregate purchase price of $8,723,961. The shares were sold in a private transaction effected in reliance upon Rule 506 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), and constitute approximately 2.17% of the outstanding shares after issuance. The purchasers were all individual accredited investors as defined in Rule 501(a) under the Securities Act, and acquired the shares for investment purposes only and not with a view to or for sale in connection with any distribution thereof. The purchase price was equal to the closing price of the common stock as reported by Nasdaq on such date. There were no underwriters or placement agents employed in connection with the transaction.

On November 8, 2005 approximately $8.7 million in loans, representing the total loan relationship with a certain borrower, were placed on nonaccrual and the risk ratings associated with certain of the loans were downgraded. As a result, we anticipate that the level of nonperforming assets will be significantly higher at year-end than at September 30, 2005. In addition, our allowance for loan losses will be higher at year-end than at September 30, 2005. We also anticipate that our provision for loan losses for the fourth quarter of 2005 will reflect an increase over the same quarter in 2004 and each of the first three quarters of 2005.

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

This Form 10-Q contains express and implied statements relating to our future financial condition, results of operations, plans, objectives, performance, and business, which are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These may include statements that relate to, among other things, profitability, liquidity, adequacy of the allowance for loan losses, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Actual results may differ materially from those expected or implied as a result of certain risks and uncertainties, including but not limited to, the results of our efforts to implement our retail strategy; adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses; interest rate fluctuations and other economic conditions; continued levels of our loan quality and origination volume; our ability to attract core deposits; continued relationships with major customers; competition in product offerings and product pricing; adverse changes in the economy that could increase credit-related losses and expenses; adverse changes in the market price of our common stock; compliance with laws, regulatory requirements, including our agreement with the Office of the Comptroller of the Currency, and Nasdaq standards; and other risks and uncertainties detailed from time to time in this report and our other filings with the Securities and Exchange Commission. The Company assumes no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Results of Operations

2005 Overview

Yardville National Bancorp is a $3.01 billion financial holding company headquartered in Hamilton, New Jersey. In celebrating the 80th anniversary of our founding as a community bank, we emphasize commercial real estate and commercial and industrial lending to small to mid-sized businesses. Headquartered in Mercer County since 1925, YNB offers its style of personalized community banking to customers throughout New Jersey and Eastern Pennsylvania. Our focus is to provide top quality products and exceptional service to our customers and to build long-term, sustainable shareholder value by expanding and extending the YNB franchise. We operate 25 full-service branches through our wholly owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex and Burlington Counties in New Jersey and in Bucks County, Pennsylvania. Our existing and target markets are located in the demographically attractive corridor between New York City and Philadelphia.

We generate substantially all of our income from our loan and securities portfolios. Our earning asset base is primarily funded through deposits and, to a lesser degree, borrowed funds. Increasing net interest income is critical in reaching our financial goals. To accomplish our goals, we must effectively manage our cost of funds and expand our loan portfolio. We rely on our branch network to provide desired lower cost deposits to fund our commercial loan opportunities. Our retail strategy is designed to increase the number of branches in our markets, enhance our brand image and introduce our products and services to an expanded geographic area. This strategy, however, requires ongoing investment of resources in people, facilities, marketing and technology. While we continue to see many positive results, we have not yet fully realized all of the benefits of this ongoing strategic initiative.

On August 31, 2005, our banking subsidiary, The Yardville National Bank, entered into an agreement with our primary Federal banking regulator, The Office of the Comptroller of the Currency (OCC). The agreement sets forth certain understandings between the Bank and the OCC regarding its operations, including meeting and maintaining specified capital levels, obtaining prior approvals of dividend payments, and addressing other concerns identified in the OCC’s Report of Examination for the examination commenced on January 3, 2005. The agreement encompasses activities initiated earlier this year by the Bank to strengthen its board and management supervision, and internal audit, credit administration and risk management processes.

YNB has established a Compliance Committee of the Board of Directors to ensure compliance with the articles of the formal agreement. Management believes it has taken significant steps to address the concerns raised in our last examination. On November 3, 2005 we completed a private offering of our common stock to certain accredited investors, including members of the Board of Directors, which we believe will help meet the specified capital levels discussed later in this report. The total net proceeds anticipated to be contributed to the Bank is approximately $8.7 million. We anticipate that compliance with the agreement will not have a material adverse impact on YNB’s performance or financial condition.

In the third quarter we opened our Olden Avenue branch in Ewing Township, Mercer County. Through September 30, 2005 of this year, we have opened two new branches and expect to open two more in the fourth quarter. We expect to open branches in Lawrence Township, Mercer County and one in Morrisville, Bucks County, Pennsylvania located directly across the Delaware River from our core market before year-end. The Morrisville office will represent our second Pennsylvania branch. We are also evaluating additional sites in Middlesex County and an extension of our branch network to Ocean and Monmouth Counties in New Jersey. We are actively developing several branch sites, many of which have been approved by our Board of Directors. Pending the required approvals, our plans are to open several branches a year for the next three years. We believe that the recent order we signed with the OCC will not limit our ability to implement our branch strategy, however there is no guarantee that the OCC will approve new branch applications. Further, we believe that by expanding into new markets and filling voids in our existing markets we will be able to attract lower cost deposits to fund our growth, further enhance our profitability and the value of the YNB franchise for the remainder of 2005 and beyond.

Net Income

We earned net income of $16.6 million for the nine months ended September 30, 2005, an increase of $2.8 million or 20.4% compared to $13.8 million for the same period in 2004. The increase in net income for the first nine months of 2005 compared to the same period in 2004 was primarily attributable to an increase in net interest income and a lower provision for loan losses, partially offset by an increase in non-interest expenses and higher income tax expense. Diluted earnings per share for the nine months ended September 30, 2005 increased 18.9% to $1.51 compared to $1.27 for the same period in 2004. The increase in diluted earnings per share resulted primarily from the aforementioned increase in net income.

On a quarterly basis, net income for the third quarter of 2005 was $5.35 million, a decrease of $97,000 or 1.8% compared to $5.45 million for the same period one year ago. The primary reason for the decrease in net income was higher net interest income after provision for loan losses offset by higher non-interest expenses and lower non-interest income. Diluted earnings per share decreased $0.02 or 4.0% to $0.48 for the third quarter of 2005 compared to $0.50 for the third quarter of 2004. The decrease in earnings per share was primarily due to lower net income and the higher number of diluted shares in the third quarter of 2005 compared to the same period in 2004.

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

Our net interest income for the first nine months of 2005 was $61.5 million, an increase of $10.2 million or 20.0% from the same period in 2004. On a quarterly basis, net interest income was $20.9 million, an increase of $2.4 million compared to net interest income of $18.5 million for the third quarter of 2004. The most significant factor relating to the improvement for both periods was an increase in interest and fees on loans, partially offset by higher interest expense.

We present our net interest margin on a tax equivalent basis. We believe that this presentation provides comparability of net interest income from both taxable and non-taxable sources and is consistent with industry practice. For the first nine months of 2005, our tax equivalent net interest margin was 3.03%, a 25 basis point or 9.0% increase compared to 2.78% for the same period in 2004. The improvement in the net interest margin resulted primarily from a 59 basis point increase in our yield on earning assets partially offset by a 40 basis point increase in the cost of interest bearing liabilities. By emphasizing our strength as a business-focused lender, we achieved commercial loan growth that increased the percentage of higher yielding loans in our earning asset base. The modestly longer duration of our securities portfolio and improved reinvestment rates has improved the securities portfolio yield. The continued execution of our retail strategy has attracted core deposits, which have a lower cost relative to other sources of funds, to support our loan growth and further contribute to our net interest margin improvement. Average total non-interest bearing demand deposits also contributed to our margin improvement increasing $25.2 million or 14.0% to $205.1 million at September 30, 2005 compared to $179.9 million at September 30, 2004.

The following tables set forth an analysis of net interest income by each major category of average interest earning assets and interest bearing liabilities and the related yields and costs for the three and nine months ended September 30, 2005 and 2004. Average yields for each period are derived by dividing annualized income by the average balance of the related assets, and average annualized costs are derived by dividing expense by the average balance of the related liabilities. The yields and costs include fees, costs, premiums and discounts, which are considered adjustments to interest rates.

Financial Summary
Average Balances, Yields and Costs
(Unaudited)

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
			Average			Average
	Average		Yield /	Average		Yield /
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$44,856	$397	3.54%	$25,070	$95	1.52%
Federal funds sold	31,730	274	3.45	29,295	102	1.39
Securities	865,708	10,298	4.76	899,156	10,097	4.49
Loans (1)	1,897,451	32,785	6.91	1,672,321	25,754	6.16
Total interest earning assets	$2,839,745	$43,754	6.16%	$2,625,842	$36,048	5.49%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	$32,582			$29,277
Allowance for loan losses	(21,992)			(19,193)
Premises and equipment, net	10,495			10,808
Other assets	77,729			72,734
Total non-interest earning assets	98,814			93,626
Total assets	$2,938,559			$2,719,468
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$1,007,863	$5,632	2.24%	$927,276	$3,502	1.51%
Certificates of deposit of $100,000 or more	229,898	1,983	3.45	164,437	1,063	2.59
Other time deposits	496,127	4,296	3.46	460,936	2,879	2.50
Total interest bearing deposits	1,733,888	11,911	2.75	1,552,649	7,444	1.92
Borrowed funds	740,330	9,737	5.26	740,418	9,081	4.91
Subordinated debentures	62,892	1,217	7.74	62,892	1,004	6.39
Total interest bearing liabilities	$2,537,110	$22,865	3.60%	$2,355,959	$17,529	2.98%
NON-INTEREST BEARING LIABILITIES:
Demand deposits	$210,439		$	$193,957
Other liabilities	21,304			20,002
Stockholders' equity	169,706			149,550
Total non-interest bearing liabilities and
stockholders' equity	$401,449			$363,509
Total liabilities and stockholders' equity	$2,938,559		$	$2,719,468
Interest rate spread (2)			2.56%			2.51%
Net interest income and margin (3)		$20,889	2.94%		$18,519	2.82%
Net interest income and margin
(tax equivalent basis)(4)		$21,392	3.01%		$18,972	2.89%
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
(4) In order to present pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%
and has the effect of increasing interest income by $503,000 and $453,000 for the three month period ended September 30, 2005 and 2004, respectively.

Financial Summary
Average Balances, Yields and Costs
(Unaudited)

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
			Average			Average
	Average		Yield /	Average		Yield /
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$31,821	$748	3.13%	$23,538	$205	1.16%
Federal funds sold	25,651	576	2.99	26,974	228	1.13
Securities	859,820	30,328	4.70	875,480	28,532	4.35
Loans (1)	1,850,447	92,704	6.68	1,589,647	73,002	6.12
Total interest earning assets	$2,767,739	$124,356	5.99%	$2,515,639	$101,967	5.40%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	$31,779			$28,147
Allowance for loan losses	(21,280)			(18,446)
Premises and equipment, net	10,443			11,434
Other assets	76,663			73,038
Total non-interest earning assets	97,605			94,173
Total assets	$2,865,344			$2,609,812
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$991,206	$15,082	2.03%	$856,543	$9,054	1.41%
Certificates of deposit of $100,000 or more	193,123	4,576	3.16	157,881	3,020	2.55
Other time deposits	481,918	11,182	3.09	456,262	9,172	2.68
Total interest bearing deposits	1,666,247	30,840	2.47	1,470,686	21,246	1.93
Borrowed funds	743,801	28,557	5.12	738,439	26,834	4.85
Subordinated debentures	62,892	3,480	7.38	53,327	2,654	6.64
Total interest bearing liabilities	$2,472,940	$62,877	3.39%	$2,262,452	$50,734	2.99%
NON-INTEREST BEARING LIABILITIES:
Demand deposits	$205,088		$	$179,887
Other liabilities	22,251			20,595
Stockholders' equity	165,065			146,878
Total non-interest bearing liabilities and
stockholders' equity	$392,404			$347,360
Total liabilities and stockholders' equity	$2,865,344		$	$2,609,812
Interest rate spread (2)			2.60%			2.41%
Net interest income and margin (3)		$61,479	2.96%		$51,233	2.72%
Net interest income and margin
(tax equivalent basis)(4)		$62,940	3.03%		$52,488	2.78%
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
(4) In order to present pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%
and has the effect of increasing interest income by $1,461,000 and $1,255,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.

On a quarterly basis, the third quarter 2005 tax equivalent net interest margin was 3.01%, an increase of 12 basis points compared to 2.89% for the same period in 2004. The reasons for the increase in the margin are the same as discussed for the nine-month period.

On a linked quarter basis our tax equivalent net interest margin decreased 6 basis points to 3.01% for the third quarter of 2005 compared to 3.07% for the second quarter of 2005. In 2004, YNB entered into $125.0 million of two-year pay floating rate swaps to better match the repricing terms of our certificates of deposit with our floating rate loans. While this strategy has reduced interest rate risk and lowered the cost of our certificates of deposit in 2004 and through the first six months of 2005, in the third quarter of 2005 the higher LIBOR costs resulted in an increase to our certificate of deposit costs of approximately 10 basis points and decreased our net interest margin by approximately 3 basis points. This decrease accounted for nearly half of the decline in the net interest margin for the third quarter of 2005 compared to the second quarter of 2005. We believe that if LIBOR remains the same or continues to increase, our certificates of deposit costs will continue to increase. All outstanding swap positions will mature between May and November of 2006. There are several trends that could limit our ability to improve our net interest margin in the near term. First, slowing commercial loan growth due to competition and other factors could limit our ability to increase loans or maintain our current loan yield. Second, we have seen a marked increase in competition for deposits. If this trend continues we could be required to increase our rates on deposits to retain our existing deposit base and attract new depositors. A third factor that could limit margin improvement is the flattening of the yield curve. With long-term rates remaining relatively flat compared to increasing short-term rates, borrowers are requesting longer term fixed rate loans or shifting floating rate loans into fixed rate products. Meeting the requests of our loan customers could result in lower yields to us. While there are challenges to improving or maintaining our net interest margin, management continues to take steps regarding pricing of commercial loan assets and deposit pricing with the goal of moving our tax equivalent net interest margin higher.

Interest Income

For the first nine months of 2005, total interest income was $124.4 million, an increase of $22.4 million or 22.0% when compared to $102.0 million for the same period in 2004. Higher interest income was primarily due to an increase in average loans outstanding and higher yields on loans and securities for the nine months ended September 30, 2005 when compared to the same period in 2004. The yield on earning assets for the first nine months of 2005 was 5.99%, a 59 basis point increase from 5.40% for the same period in 2004.

Interest and fees on loans for the nine months ended September 30, 2005 increased $19.7 million or 27.0% to $92.7 million from $73.0 million for the same period in 2004. The increase in interest and fees on loans resulted from an increase of $260.8 million or 16.4% in average loans outstanding, primarily commercial real estate and commercial and industrial loans, and a higher average yield on loans, which increased 56 basis points to 6.68% for the nine months ended September 30, 2005 from 6.12% for the same period in 2004. The higher loan yield in 2005 reflected the higher prime rate of interest in the first nine months of 2005 compared to the same period in 2004. Of the total loan portfolio approximately 44% are floating rate principally tied to the prime rate of interest as of September 30, 2005. For the first nine months of 2005, the average prime rate of interest was 5.94% compared to 4.15% for the same period in 2004.

Interest on securities increased $1.8 million to $30.3 million for the nine months ended September 30, 2005 compared to $28.5 million for the same period in 2004. The primary reason for the increase in interest on securities was a 35 basis point increase in yield to 4.70%, partially offset by lower average securities outstanding, for the first nine months of 2005 compared to 4.35% for the same period in 2004. The yield improvement resulted from the higher overall interest rates, which created better reinvestment opportunities, and the modestly longer duration of the investment portfolio compared to peers.

For the third quarter of 2005, total interest income was $43.8 million, an increase of $7.7 million or 21.4% when compared to $36.0 million for the third quarter of 2004. The improvement in interest income was primarily due to the increased average balance of loans outstanding and the improved yield on our loan and securities portfolio.

Interest Expense

The principal objective of our retail strategy is to attract lower cost core deposits and better manage our cost of funds in order to raise our net interest margin. Our philosophy of relationship banking has resulted in establishing long-term business and retail relationships and higher balances of interest-free demand deposits. We believe that the best opportunity to improve our net interest margin continues to reside on the liability side of our balance sheet. Our ability to manage our deposit costs in a rising rate environment is critical to reaching our profitability goals. Total interest expense increased $12.1 million or 23.9% to $62.9 million for the first nine months of 2005, compared to $50.7 million for the same period in 2004. The increase in interest expense resulted from increased average balances of interest bearing liabilities and higher rates paid on those liabilities in a rising interest rate environment. Average interest bearing liabilities were $2.47 billion for the nine months ended September 30, 2005 reflecting an increase of $210.5 million or 9.3% when compared to $2.26 billion for the same period in 2004. The average rate paid on interest bearing liabilities for the nine months ended September 30, 2005 increased 40 basis points to 3.39% from 2.99% for the same period of 2004.

Interest expense on deposits increased $9.6 million or 45.2% to $30.8 million for the first nine months of 2005 compared to $21.2 million for the same period in 2004. Higher interest expense on deposits accounted for 79.0% of the total increase in interest expense in the first nine months of 2005. The increase in interest expense on deposits resulted primarily from a $6.0 million increase in interest expense on savings, money markets and interest bearing demand deposits for the first nine months of 2005 compared to the same period in 2004 due both to increased average balances and higher rates paid. In addition, average time deposits, including certificates of deposit (CDs) of $100,000 or more, increased $60.9 million to $675.0 million for the first nine months of 2005 compared to $614.1 million for the same period in 2004. The increase in expense on time deposits of $3.6 million resulted from higher average balances and higher average rates paid, and also contributed to the increase of expense on interest bearing deposits.

For the first nine months of 2005, the interest expense on savings, money markets and interest bearing demand deposits increased $6.0 million or 66.6% to $15.1 million compared to $9.1 million for the same period in 2004. Two factors accounted for this increase. First, the average balances of these deposits accounts increased $134.7 million or 15.7% reflecting our ongoing focus on expanding our core deposit base as part of our retail strategy, the positive reception of our new Simply Better SavingsSM product by new depositors, and to a lesser extent money market balances acquired through an intermediary that places deposits from brokerage clients with banks (Reserve Funds). The second factor accounting for the increase in interest expense on these deposits was an increase in the rate paid of 62 basis points to 2.03% for the first nine months of 2005 compared to 1.41% for the same period in 2004. While we have not significantly raised our core deposit rates, more interest rate sensitive customers have shifted balances out of lower costing deposits types into our higher yielding Simply Better Savings product. Also, as interest rates have moved higher, so has the cost of Reserve Funds, which has contributed to the increase in interest expense. The cost of these funds is tied to a premium paid over the overnight Federal fund rate.

The total cost of interest bearing deposits was 2.47% for the first nine months of 2005, a 54 basis point increase when compared to the 1.93% cost for the same period in 2004. The key factors in the increase in the cost of interest bearing deposits were the shift of core deposits from lower cost accounts including Simply Better Checking to Simply Better Savings and the higher interest rate environment, which has increased our certificate of deposit costs.

Since June 2004, the Federal Reserve has increased the Federal funds rate eleven times, totaling 275 basis points through September 30, 2005. YNB’s cost of funds during that same period increased only 64 basis points. During the third quarter, however, we experienced increased competition for deposit balances. This has resulted in an increase in both our core deposit costs and rates on certificates of deposit as we have selectively increased our rates on specific terms to retain our existing deposit base and to attract new depositors. In addition, depositors have shifted deposit balances from lower yielding deposit types to higher cost deposit products, which increase our costs. Should these trends continue, our cost of interest bearing deposits would increase and could limit our ability to expand our net interest margin.

Interest expense on borrowed funds increased $1.7 million to $28.5 million for the first nine months of 2005 compared to $26.8 million for the same period in 2004. The increased interest expense was the result of replacing floating rate Federal Home Loan Bank (FHLB) advances with higher cost fixed rate advances and a modestly higher average balance of borrowed funds outstanding in the first nine months of 2005. The cost of borrowed funds increased 27 basis points to 5.12% for the first nine months of 2005 compared to 4.85% for the same period in 2004. As interest rates have moved higher in 2005, however, the strategy of replacing floating rate advances with fixed advances is now yielding positive results, limiting the increase in the cost of these funds. By reducing our reliance on borrowed funds we expect to more effectively manage our cost of funds.

The overall cost of subordinated debentures increased 74 basis points to 7.38% for the first nine months of 2005 compared to 6.64% for the same period in 2004. Over the same period, the average balance of subordinated debentures increased approximately $9.6 million to $62.9 million for the first nine months of 2005 compared to $53.3 million for the same period in 2004. In June 2004, we issued $15.5 million in additional floating rate subordinated debentures, which accounted for the increased average balance outstanding. Of the outstanding subordinated debentures, approximately $21.7 million are fixed rate with an average rate of 9.69% with the remaining $41.2 million floating rate with an average spread over three month LIBOR of approximately 304 basis points. If three month LIBOR continues to increase, the overall cost of our subordinated debentures will continue to increase.

For the third quarter of 2005, total interest expense increased $5.3 million or 30.4% to $22.9 million when compared to $17.5 million for the same period in 2004. The overall cost of interest bearing liabilities increased 62 basis points to 3.60% for the third quarter of 2005 compared to 2.98% for the same period in 2004. The primary factor accounting for this increase was the higher average balances and rates paid on deposit accounts. The increase in interest expense on deposits accounted for 83.7% of the increase in interest expenses for the third quarter of 2005 compared to the same period in 2004.

We continue to execute our retail strategy with the goal of attracting additional lower cost core deposit and transaction accounts. This may allow us, over time, to reduce our historical use of higher cost CDs and borrowed funds and improve our net interest margin while generating service fee or non-interest income. To effectively manage our cost of funds as we build our retail network we may use alternative funding sources. We would expect in a gradually increasing interest rate environment to see the costs of CDs continue to rise. We may use interest rate swaps to change the repricing characteristics of certain interest bearing liabilities, particularly CDs or FHLB advances. Significant reliance on higher cost funding sources would limit our ability to continue to effectively manage our cost of funds in the future.

Provision for Loan Losses

The provision for loan losses for the nine months ended September 30, 2005 was $5.7 million, a decrease of $1.1 million from the $6.8 million for the same period in 2004. The decrease in the provision for loan losses was due to lower net charge offs and comparably slower loan growth. The provision for loan losses for the third quarter of 2005 was $2.1 million, a decrease of $300,000 from the $2.4 million for the same period in 2004. While nonperforming loans increased at September 30, 2005 compared to December 31, 2004, this increase did not result in a higher provision for loan losses, as the level of allowance associated with these credits remained relatively unchanged. The allowance for loan losses as a percentage of total loans was 1.15% at September 30, 2005 compared to 1.13% at December 31, 2004. See “Asset Quality” and “Allowance for loan losses” in this report for additional detail and information.

Non-interest Income

Non-interest income consists of service charges on deposit accounts, net securities gains, income on bank owned life insurance and all other non-interest income. Total non-interest income for the first nine months of 2005 was $5.7 million, a decrease of $700,000 from the $6.4 million reported for the same period in 2004.

Service charges on deposit accounts decreased $290,000 or 12.1% to $2.1 million for the nine months ended September 30, 2005, compared to $2.4 million for the same period in 2004. During the first nine months of 2005 service charge income decreased due to lower insufficient fund fees collected, which resulted in lower service charge income. We have noted an increased use of our Internet banking services, which allow customers to more closely monitor their balances resulting in fewer overdrafts. To address this decline we continue to conduct targeted marketing campaigns designed to attract lower cost and interest-free demand deposits that generate additional service charge and fee income.

Net gains on the sale of securities totaled $750,000 in the first nine months of 2005 compared to $1.2 million in net gains on the sale of securities for the same period in 2004. We have continued to reposition securities in 2005 to achieve asset and liability and liquidity objectives, which include enhancing future interest income and managing interest rate risk. The level of net securities gains or losses is dependent upon opportunities presented by changes in interest rates or asset and liability objectives.

Income on bank owned life insurance (BOLI) was $1.3 million for the first nine months of 2005, a decrease of $202,000 compared to the same period in 2004. The decrease in income on BOLI was due to lower yields on certain BOLI assets. The interest-crediting rate for these assets was determined at the end of 2004 when interest rates were relatively lower. The income earned on these assets is used to offset the benefit costs of deferred compensation programs. Income on BOLI also reduces our overall effective income tax rate. Our BOLI assets are single premium policies. After the initial purchase, there are no additional premiums on those policies.

Other non-interest income includes a variety of fee-based services, including Second Check fees, automated teller machine fees charged to non-customers, safe deposit box rental income and other non-banking service fees. Other non-interest income increased $246,000 to $1.6 million for the nine months ended September 30, 2005 from $1.3 million for the same period in 2004. This increase reflects the growth in size of the company and our continued focus on increasing non-interest income.

For the three months ended September 30, 2005, total non-interest income decreased $254,000 or 11.1% to $2.0 million from $2.3 million for the same period in 2004. The decrease reflected lower net securities gains and income on bank owned life insurance, partially offset by higher other non-interest income and, to a lesser extent, service charges on deposit accounts.

Non-interest Expense

Non-interest expense consists of salaries and employee benefits, occupancy, equipment and all other non-interest expense we incur. Non-interest expense totaled $37.0 million in the first nine months of 2005, an increase of $5.5 million or 17.6% compared to the $31.5 million for the same period in 2004. Salaries and employee benefits represented the largest increase to non-interest expense for the first nine months of 2005 compared to the same period of 2004. On an annualized basis, total non-interest expense as a percentage of average assets was 1.72% for the first nine months of 2005 compared to 1.61% for the same period of 2004. Our efficiency ratio for the first nine months of 2005 was 55.13% compared to 54.66% for the same period in 2004. Excluding net securities gains, the efficiency ratio for the first nine months of 2005 was 55.76% compared to 55.82% for the same period in 2004. The efficiency ratio is computed by dividing total non-interest expense by the sum of net interest income and non-interest income. A decrease in the efficiency ratio indicates a more efficient allocation of resources while an increase would indicate more resources are being utilized to generate the same volume of income. The increase in the efficiency ratio was primarily due to increased non-interest expenses and lower non-interest income partially offset by higher net interest income. Our ability to improve the efficiency ratio will depend on increases in net interest income, non-interest income and the level of growth in non-interest expenses as we grow.

The following table presents the components of non-interest expense for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended September 30,
(in thousands)	2005	2004
Salaries and employee benefits	$21,302	$17,644
Occupancy expense, net	3,619	3,239
Equipment expense	2,284	2,359
Marketing	1,687	1,243
Outside services and processing	1,338	1,017
Directors and committee fees	752	964
Communication and postage	726	697
Audit and examination fees	722	606
Stationery and supplies	668	558
Insurance	425	374
Attorney’s fees	376	294
Amortization of subordinated debenture expense	204	183
FDIC insurance premium	194	176
Deposit intangible amortization	153	153
ORE expense	50	5
Other	2,531	1,980
Total	$37,031	$31,492

Salaries and employee benefits, which represents the largest portion of non-interest expense, increased $3.7 million or 20.7% to $21.3 million for the first nine months of 2005 compared to $17.6 million for the same period in 2004. Full time equivalent employees totaled 396 at September 30, 2005, compared to 364 at December 31, 2004, and 363 at September 30, 2004. Salaries expense increased $2.6 million and accounted for 71.1% of the increase in salaries and employee benefits expense. The primary reasons for the increase in salaries are the continued growth of YNB, including new branches, and the ongoing need for additional staff to support various compliance and risk management requirements, including Sarbanes-Oxley and other regulatory matters. In addition, merit raises contributed to the increase. Employee benefits expense increased $1.1 million or 25.5% primarily due to increased costs associated with executive benefit deferred compensation plans, higher ESOP expense and increased payroll taxes associated with our higher salary base. With the planned opening of new branches and the continued staffing requirements related to compliance with regulatory requirements, we anticipate that both salaries and employee benefits expense will continue to increase for the remainder of this year and into 2006.

Occupancy expense for the first nine months of 2005 was $3.6 million, an increase of $380,000 or 11.7%, compared to $3.2 million for the same period in 2004. The increase in occupancy expense was due to the additional costs, including rent expense, associated with the operation of our branch network. We opened one branch late in 2004 and two during the first nine months of 2005 and with continued planned expansion in 2005 and 2006, we expect occupancy expense to continue to increase.

Equipment expense decreased $75,000 or 3.2% to $2.3 million for the first nine months of 2005 from $2.4 million for the same period in 2004. The decrease in equipment expense resulted primarily from a reduction in depreciation expense. We anticipate equipment expense will increase as a result of the ongoing expansion of our branch network and our continuing efforts to maintain and upgrade technology and systems in order to provide quality products and services.

Other non-interest expense increased $1.6 million or 19.1% to $9.8 million for the first nine months of 2005 compared to $8.2 million for the same period in 2004. The increase resulted primarily from increases in three expense categories. All other expenses increased $551,000 to $2.5 million for the first nine months of 2005 compared to $2.0 million for the same period in 2004. This increase reflects the continued growth of our organization. Marketing expense increased $444,000 to $1.7 million for the first nine months of 2005 compared to $1.2 million for the same period in 2004. This increase reflects the ongoing execution of our retail strategy, which includes additional marketing to enhance our brand image, to attract lower cost core deposits and to promote our new branches. Outside services and processing, which includes consulting fees and outsourced services, increased $321,000 to $1.3 million for the first nine months of 2005 compared to $1.0 million for the same period in 2004. This increase reflected the continued use of outside consultants as well as outside sources, which allow YNB to deliver products and services more efficiently than would otherwise be able. The ongoing growth of YNB accounted for nearly all the other increases in non-interest expense. Director and committee fees decreased $212,000 or 22.0% to $752, 000 for the nine months ended September 30, 2005 compared to $964,000 for the same period in 2004. 2004 Director and Committee fees included a one-time nonrecurring expense of $479,000 relating to the Directors deferred compensation plan. Without that one time expense in 2004, Director and committee fees would have been $267,000 higher reflecting the increased number of directors and the higher number of meetings. In addition, we are anticipating increased other non-interest expense associated with compliance with the OCC formal agreement.

For the three months ended September 30, 2005, total non-interest expense increased $2.3 million or 21.8% to $12.9 million compared to $10.6 million for the same period in 2004. The primary factors for the increase in non-interest expense for the third quarter of 2005 compared to the same period in 2004 was increased salaries and employee benefits expense, which increased $1.3 million or 20.6%. The increase accounted for approximately 55.0% of the total increase in non-interest expense for the two periods. The second factor is the ongoing growth of YNB which accounted for the remaining increase

Income Tax Expense

We have identified accounting for income taxes as a critical accounting policy. The provision for income taxes, comprised of Federal and state income taxes, was $7.8 million for the first nine months of 2005 compared to $5.5 million for the same period in 2004. The increase in income tax expense was primarily due to the higher level of taxable income in 2005 compared to the same period in 2004 and, to a lesser extent, a higher effective tax rate. The provision for income taxes for the first nine months of 2005 and 2004 were at an effective rate of 32.1% and 28.6%, respectively. The increase in the effective tax rate resulted from increased taxable income while tax-free income remained nearly unchanged.

The provision for income taxes was $2.5 million for the third quarter of 2005 compared to $2.3 million for the same period in 2004. The increase in tax expense was also primarily due to the higher level of taxable income in 2005 compared to the same period in 2004 and to a lesser extent, a higher tax rate. The provision for income taxes for the third quarter of 2005 and 2004 were at an effective rate of 32.2% and 30.1%, respectively. The increase in the effective tax rate resulted from the same reasons described above.

Financial Condition

Assets

Total assets at September 30, 2005 were $3.01 billion, an increase of $199.6 million from $2.81 billion at December 31, 2004. The growth in our asset base during the first nine months of 2005 reflected our continuing strength as a business-focused, relationship-oriented community bank, as total loans increased $191.6 million. The growth in loans was principally in commercial real estate and commercial and industrial loans. The funding for this asset growth was provided primarily by interest bearing deposits as a result of the continued successful execution of our retail strategy and, to a lesser extent, cash flows from our securities.

Loans

We emphasize commercial real estate and commercial and industrial loans to individuals and small to mid-sized businesses. We have continued to experience commercial loan demand as a result of the strength of New Jersey’s real estate market, business activity and additional loan opportunities from established relationships. The loan portfolio represents our largest earning asset class and is our primary source of interest income. Total loans increased 10.7% to $1.97 billion at September 30, 2005 from $1.78 billion at December 31, 2004. Our broader geographic footprint and our strength as a commercial business lender were the primary factors that accounted for the growth for the nine months ended September 30, 2005. During the first nine months of 2005 we experienced relatively more commercial loan payoffs, which combined with increased competition, resulted in comparatively slower loan growth versus the first nine months of 2004. We anticipate that these two trends will effect the level of loan growth in the fourth quarter of 2005 and into 2006. Our loan portfolio represented 65.7% of total assets at September 30, 2005 compared to 63.5% at December 31, 2004.

The table below sets forth YNB’s loan portfolio composition as of September 30, 2005 and December 31, 2004.

(in thousands)	09/30/05	12/31/04
Commercial real estate
Investor occupied	$624,654	$594,799
Owner occupied	227,941	215,313
Construction and development	249,179	190,546

Commercial and industrial
Lines of credit	377,063	301,163
Term	157,605	169,829
Demand	470	374

Residential
1-4 family	169,235	159,306
Multi-family	33,794	22,717

Consumer
Home equity	88,960	86,295
Installment	32,967	32,149
Other	12,287	10,101
Total loans	$1,974,155	$1,782,592

At September 30, 2005, commercial real estate loans and commercial and industrial loans represented 82.9% of total loans compared to 82.6% at year-end 2004. In underwriting commercial loans, which are primarily secured by real estate, we follow strict underwriting standards. These standards include varying limits on loan-to-value ratios based on property types, property condition, quality and experience of the organization or developer managing the property, and evaluation of the cash flow capability of the borrower to repay the loan. We also analyze the feasibility of financed projects, including occupancy rates, tenants and lease terms. Additionally, our underwriting standards require independent appraisals, periodic property inspections and the monitoring of operating results. In addition to real estate, the majority of our commercial loans are secured by business assets and most are supported by personal guarantees and other assets of the principals.

Commercial real estate loans increased $101.1 million or 10.1% in the first nine months of 2005 to $1.10 billion from $1.00 billion at December 31, 2004. Commercial real estate loans consist of investor occupied, owner occupied, and construction and development loans. All three types had growth in 2005, with more than half the growth coming from construction and development loans, which increased $58.6 million. The solid growth in commercial real estate loans is a result of a relatively strong economy, our broader geographic footprint and the strong real estate market in New Jersey. Growth in commercial real estate loans accounted for 52.8% of the total loan growth in the period. Construction and development loans include residential and commercial projects and are typically made to experienced residential or commercial construction developers. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial projects. Generally, construction loans have terms of one to two years and are interest only, adjustable rate loans indexed to the prime rate of interest.

Commercial and industrial loans include lines of credit, term loans and demand loans. Commercial and industrial loans increased $63.8 million or 13.5% to $535.1 million at September 30, 2005 compared to $471.4 million at year-end 2004. The growth was primarily in lines of credit, which increased $75.9 million. Partially offsetting this growth was a $12.2 million decline in term loans. The increase in commercial and industrial loans resulted primarily from increasing business activity in our market area. Commercial and industrial loans are typically made to small and mid-sized businesses and used to finance inventory, receivables, and other working capital needs. Typically term loans are provided for equipment needs. In our commercial and industrial loan portfolio, we attempt to maintain diversification of risk within industry classifications with the goal of limiting the risk of loss from any single unexpected event or trend.

Residential loans include 1-4 family and multi-family loans. This segment of our portfolio totaled $203.0 million at September 30, 2005, increasing $21.0 million in the first nine months of 2005 from year-end 2004. The increase was due to growth in both types of residential loans. Residential 1-4 family loans have increased $9.9 million in 2005 representing 83.4% of residential loans at September 30, 2005. Our 1-4 family loans are secured by first liens on the underlying real property. We are a participating seller/servicer with the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) and we generally underwrite our single-family residential mortgage loans to conform to the standards required by these agencies. Multi-family loans increased $11.1 million in the first nine months of 2005. Multi family loans consist primarily of loans secured by apartment complexes, which historically have not been an area of focus, and represented only 1.7% of total loans at September 30, 2005.

Consumer loans increased $5.7 million or 4.4% to $134.2 million at September 30, 2005 compared to $128.5 million at year-end 2004. Consumer loans include fixed rate home equity loans, floating rate home equity lines, indirect auto loans and other types of installment loans. Home equity loans and lines represented 66.3% of total consumer loans at September 30, 2005 compared to 67.1% at year-end 2004. The gradually increasing interest rate environment over the last year is reflected in the modest rate of growth of our consumer loans. The expansion of our retail network into new markets has generated, and should continue to generate, additional opportunities to increase the size of our consumer loan portfolio.

Continued commercial loan growth is an important part of our strategy to increase our net interest margin, profitability and franchise value. In the first nine months of 2005 we saw increased competition from both bank and non-bank lenders relating to credit terms and interest rates on fixed rate commercial loans. To date, we have not typically matched these rates and terms, and as a result, loan growth has slowed. Based on trends experienced this year, we believe our 2005 loan growth will slow from our historic trends and we believe this comparatively slower growth could extend into 2006. In addition to the referenced competition, borrowers’ concerns over the economy, real estate prices and interest rates, among other factors, could adversely affect future loan growth as well. Substantially all of our lending business is with customers located in Mercer County and our Northern region, comprised of Hunterdon, Somerset and Middlesex Counties, and the contiguous counties that surround those markets. Because a significant portion of our loan portfolio is secured by real estate, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of real estate collateral are subject to changes in the region’s economic environment and real estate market values.

Asset Quality

Over the past several years we have successfully grown our loan portfolio while maintaining our asset quality standards. Nonperforming asset levels have averaged less than $9.0 million during the five years ended December 31, 2004, a period in which our compound annual growth rate exceeded 20%. In the third quarter of 2005, we experienced an increase in nonperforming loans from the levels at both December 31, 2004 and June 30, 2005. The primary reason for this increase was an increase in nonaccrual loans caused by three commercial real estate loan relationships becoming nonaccrual. The real estate collateral supporting these loans should limit our exposure to losses as we work with the borrowers to resolve these credits. Nonperforming assets as a percentage of total assets increased to 0.47% at September 30, 2005 compared to 0.27% and 0.36% at June 30, 2005 and December 31, 2004, respectively.

In the first nine months of 2005, total nonperforming assets increased $4.0 million or 39.8% to $14.0 million at September 30, 2005. This increase was primarily due to the three commercial real estate relationships previously disclosed above. Nonperforming loans represented 0.71% of total loans at September 30, 2005 compared to 0.56% at year-end 2004. The increase in this ratio is due an increase in nonperforming loans partially offset by the loan growth experienced in 2005.

On November 8, 2005 approximately $8.7 million in loans, representing the total loan relationship with a certain borrower, were placed on nonaccrual and the risk ratings associated with certain of the loans were downgraded. As a result, we anticipate that the level of nonperforming assets will be significantly higher at year-end than at September 30, 2005. In addition, our allowance for loan losses will be higher at year-end than at September 30, 2005. We also anticipate that our provision for loan losses for the fourth quarter of 2005 will reflect an increase over the same quarter in 2004 and each of the first three quarters of 2005.

We continue to work closely with our nonperforming borrowers to resolve the credit issues related to their loans. Resolutions include bringing the loans back to performing status, restructuring or charging off the relationship.

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

The following table sets forth nonperforming assets in our loan portfolio by type at September 30, 2005, December 31, 2004 and September 30, 2004.

(in thousands)	9/30/05	12/31/04	9/30/04
Nonaccrual loans:
Commercial real estate	$4,477	$910	$510
Commercial and industrial	6,061	7,867	7,336
Residential	1,729	51	54
Consumer	645	281	11
Total	12,912	9,109	7,911
Restructured Loans
Commercial and industrial	--	--	1,227
Total	--	--	1,227
Loans 90 days or more past due:
Residential	866	791	214
Consumer	217	108	25
Total	1,083	899	239
Total nonperforming loans	13,995	10,008	9,377
Total nonperforming assets	$13,995	$10,008	$9,377

Nonperforming assets consist of nonperforming loans and other real estate. We had no other real estate owned or restructured loans at September 30, 2005 or December 31, 2004. Nonperforming loans are comprised of loans on a nonaccrual basis, loans which are contractually past due 90 days or more as to interest or principal payments but have not been classified as nonaccrual, and loans whose terms have been restructured to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower. Our policy regarding nonaccrual loans varies by loan type. Generally, commercial loans are placed on nonaccrual when they are 90 days past due, unless these loans are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Residential mortgage loans are not generally placed on nonaccrual status unless the value of the real estate collateral has deteriorated to the point that a potential loss of principal or interest exists. If principal and interest payments on nonaccrual loans are brought contractually current, and future collectibility is reasonably assured, loans are returned to accrual status. Loans are classified as restructured loans when, for economic or legal reasons related to the borrower’s financial condition, we grant concessions to the customer that we would otherwise not consider. Restructured loans remain on nonaccrual until collectibility improves and a satisfactory payment history is established, typically after six consecutive monthly payments.

Nonaccrual loans were $12.9 million at September 30, 2005, an increase of $3.8 million from the December 31, 2004 level of $9.1 million. The increase in nonaccrual loans resulted primarily from increases in nonaccrual commercial and residential real estate loans partially offset by a partial recovery and charge off on one loan relationship. Nonaccrual commercial and industrial loans accounted for 46.9% of total nonaccrual loans and 43.3% of total nonperforming loans at September 30, 2005. The increase in nonaccrual residential loans is principally due to one loan relationship becoming nonperforming in the third quarter of 2005. While we continue to work closely with all nonperforming borrowers to return these loans to performing status, the ultimate collectibility of these nonaccrual loans cannot be determined at this time.

Loans 90 days or more past due but still accruing interest represented $1.1 million at September 30, 2005, an increase of $184,000 compared to the $899,000 in this category at December 31, 2004. The increase resulted from an increase in both residential and consumer loans 90 days or more past due.

Commercial lending is one of our most complex functions. While the most profitable part of YNB’s business is commercial lending, the risk and complexity of that business is also the greatest. We believe we have a sound credit culture in place, which includes strict underwriting standards, effective risk assessment, strong credit policies and the periodic evaluation of the overall creditworthiness of our borrowers. Over the last several months, we have reviewed and assessed the effectiveness of our commercial lending processes and controls as a result of deficiencies identified by the OCC during our most recent examination. As a result we have enhanced our risk rating process, problem loan identification and tightened our credit policies.

Our reliance on real estate collateral could result in our earnings being negatively impacted if it were necessary to liquidate our real estate collateral during periods of reduced real estate values. Adverse economic and business conditions could negatively affect our financial condition. While we continue to monitor the credit quality of our loan portfolio closely, a number of factors beyond our control could cause nonperforming asset levels to rise from their current or recent levels, which would have a negative impact on our financial performance.

Allowance for Loan Losses

We have identified the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is maintained at a level estimated to absorb possible loan losses of the loan portfolio. The formal evaluation process for determining the adequacy of the allowance for loan losses takes place on a quarterly basis.

Our commercial lending staff reviews, evaluates and rates all of our commercial loans based on their respective risk at origination. The risk classifications range from 1 to 9 or from minimal risk to loss. A formal loan review process, independent of loan origination, is in place to evaluate risk ratings and monitor risk classifications. Internal loan review reports to the Audit Committee of our Board of Directors. The Criticized and Classified Asset Committee meets monthly to review criticized and classified assets. At September 30, 2005, this committee included senior representatives of lending, credit adminstration, risk management, and finance. During its regular meetings the committee reviews trends in criticized assets, reviews information on classified assets and monitors our efforts to resolve nonperforming loan relationships. This committee also reviews compliance with accounting rules related to loan impairment.

During 2005, there have been several enhancements to the allowance process. At year-end 2004, there were a limited number of broad loan pools identified to perform the quarterly allowance analysis. Management refined its analysis, specifically in commercial loans, identifying and breaking out specific commercial categories (e.g. contractors, nursing care facilities etc.) to better measure the risk inherent in each pool. At September 30, 2005, there were eleven individual pools identified. Using the analysis described here and below, management believes it has further improved this process. By defining additional pools, minimum loan loss history is more easily determined as well as more accurate loss rates associated with comparatively riskier commercial pools. Qualitative factors, such as the state of the economy, are also incorporated into this analysis to determine the appropriate provision for loan losses and ensure the allowance for loan losses is adequate.

As part of this process, risk is measured by use of a matrix, which is customized to measure the risk of each loan type. The reserve percentage assigned to each risk-rating category is determined quarterly from historical loan loss rates based on an eight quarter rolling trend using migration analysis and our business judgment. Risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as minimal, modest, better than average, average and acceptable. Loans with acceptable risk were reserved at a range of 0.35% to 1.50% at September 30, 2005. Risk ratings of between 6 and 8 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard, or doubtful. Due to the higher level of risk, these loans were reserved at a range of 3.75% to 100% at September 30, 2005. Loans with a risk rating of 9 are considered to be a loss and would be reserved at 100%. At September 30, 2005, there were no 9 rated loans. Residential mortgage loans were assigned an individual risk reserve percentage of 0.03% due to the strong secured nature of these loans and the low level of losses experienced historically. Consumer loans were assigned reserve percentages of 0.01% for the lowest risk to 4.39% for the highest risk depending on the extent and type of collateral.

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

The following table provides information regarding the allowance for loan losses for the three and nine-month periods ended September 30, 2005 and 2004.

		Three Months Ended		Nine Months Ended
(in thousands)	9/30/05	9/30/04	9/30/05	9/30/04
Allowance balance, beginning of period	$ 21,720	$ 18,545	$ 20,116	$ 17,295
Charge offs:
Commercial and industrial	(1,078)	(1,423)	(2,937)	(4,327)
Residential	(40)	--	(40)	(254)
Consumer	(93)	(80)	(337)	(181)
Total charge offs	(1,211)	(1,503)	(3,314)	(4,762)
Recoveries:
Commercial and industrial	6	101	16	153
Residential	--	30	43	30
Consumer	57	8	111	40
Total recoveries	63	139	170	223
Net charge offs	(1,148)	(1,364)	(3,144)	(4,539)
Provision charged to operations	2,100	2,400	5,700	6,825
Allowance balance, end of period	$ 22,672	$ 19,581	$ 22,672	$ 19,581

Allowance for loan losses to total loans			1.15%	1.15%
Nonperforming loans to total loans			0.71	0.55
Net charge offs to average loans			0.23	0.38
Allowance for loan losses to nonperforming loans			162.00%	208.82%

At September 30, 2005, the allowance for loan losses totaled $22.7 million, an increase of $2.6 million compared to $20.1 million at December 31, 2004. The increase in the allowance reflected the extensive analysis previously discussed. It is our assessment, based on our judgment and analysis, that the allowance for loan losses was appropriate in relation to the credit risk at September 30, 2005. The ratio of the allowance for loan losses to total loans was 1.15% at September 30, 2005 compared to 1.13% at year-end 2004. Another measure of the adequacy of the allowance for loan losses is the ratio of the allowance for loan losses to total nonperforming loans. At September 30, 2005, this ratio was 162.00% compared to 201.00% at December 31, 2004. The decline in the coverage ratio of nonperforming loans from December 31, 2004 to September 30, 2005 was the result of the increase in nonperforming loans. For the first nine months of 2005, net charge offs to average total loans declined to 23 basis points compared to 38 basis points for the first nine months of 2004 and 42 basis points for the entire year of 2004. While we believe that our total net charge offs for 2005 should be less than 2004 the increase in nonperforming loans in the third quarter of 2005 could result in net chargeoffs increasing above the current rate. The timing and amount of loan charge offs are dependent on factors that are uncertain and to a large extent beyond management’s control.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. An unallocated allowance is distributed proportionately among each loan category. This unallocated portion of the allowance for loan losses is important to maintain the overall allowance at a level that is adequate to absorb potential credit losses inherent in the total loan portfolio. The changes to our allowance process described above have resulted in a shift in our allowance allocation, due to our enhanced pool analysis, from commercial real estate loans towards commercial and industrial loans more accurately reflecting the credit risk associated with various loan types in the allocation table below. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

	As of September 30, 2005			As of December 31, 2004
(in thousands)	Reserve Amount	Percent of Allowance	Percent of loans to Total loans	Reserve Amount	Percent of Allowance	Percent of loans to Total loans
Commercial real estate	$ 8,954	39.5%	55.8%	$ 10,312	51.3%	56.2%
Commercial and industrial	11,995	52.9	27.1	8,575	42.6	26.4
Residential	1,239	5.5	10.3	611	3.0	10.2
Consumer	484	2.1	6.8	618	3.1	7.2
Total	$ 22,672	100.0%	100.0%	$ 20,116	100.0%	100.0%

Federal funds sold and interest bearing deposits with banks

We have used a number of short-term investment vehicles to invest excess funds. Short-term investment vehicles utilized include Federal funds sold and interest bearing deposits with correspondent banks. We have maintained adequate levels of overnight liquidity to meet potential loan demand and normal deposit fluctuations. At September 30, 2005, Federal funds sold and interest-bearing balances with banks totaled $37.0 million compared to $48.1 million at December 31, 2004. The decrease in Federal funds sold and interest bearing deposits in the first nine months of 2005 resulted primarily from the increase in net commercial loan growth in the third quarter of 2005. Overnight funds levels fluctuate as we manage our liquidity position. We anticipate maintaining lower levels of Federal funds sold and interest bearing balances as part of our strategy to increase net interest income, while at the same time maintaining adequate liquidity.

Securities

Our securities totaled $882.9 million or 29.4% of assets at September 30, 2005 compared to $880.8 million or 31.4% of assets at December 31, 2004. During 2005, a portion of the securities cash flows were used to fund commercial loan growth, which principally accounts for the relatively small change in securities outstanding from December 31, 2004. Part of our strategy to improve the net interest margin is to reduce our borrowed fund portfolio and fund our loan growth with either investment cash flows or core deposit growth. In addition to serving as a funding vehicle our portfolio has been structured to provide consistent cash flow to enhance liquidity. Our securities are comprised of high quality earning assets that provide favorable returns and serve as a tool to actively manage our interest rate risk position. There is limited credit risk in our securities portfolios. The lower-risk based capital weights associated with our securities also have a beneficial impact on our risk-based capital ratios. All of our mortgage-backed securities are agency named. Obligations of state and political subdivisions are primarily general obligation issues, the majority of which have additional credit enhancement and provide higher tax equivalent returns. Corporate obligations, which include capital securities (trust preferred securities) of certain financial institutions and corporate bonds, represented only 2.2% of all securities outstanding at September 30, 2005.

Due to our overall interest rate risk position during 2005, we have maintained a modestly longer duration securities portfolio, which had the effect of increasing the yield on these assets. This strategy increases market risk when rates rise but provides stability to interest income were interest rates to decline. Strategies in the securities portfolios are executed within the overall interest rate risk management guidelines of the Bank.

The following tables present the amortized cost and market value of YNB’s securities portfolios as of September 30, 2005 and December 31, 2004.

	Securities Available For Sale	September 30, 2005	December 31, 2004
(in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury obligations	$ 4,031	$ 3,906	$ 2,016	$ 1,938
U.S. government –sponsored agencies	276,847	272,334	236,846	235,441
Mortgage-backed securities
Issued by FNMA/FHLMC	450,040	443,827	470,993	470,787
Issued by GNMA	15,997	15,684	20,339	20,597
Corporate obligations	18,550	19,380	31,723	33,111
Federal Reserve Bank Stock	3,776	3,776	3,551	3,551
Federal Home Loan Bank Stock	36,200	36,200	37,100	37,100
Total	$ 805,441	$ 795,107	$ 802,568	$ 802,525

	Investment Securities	September 30, 2005	December 31, 2004
(in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Obligations of state and political subdivisions	$ 86,025	$ 88,334	$ 76,142	$ 77,785
Mortgage-backed securities
Issued by FNMA/FHLMC	1,792	1,812	2,115	2,169
Total	$ 87,817	$ 90,146	$ 78,257	$ 79,954

The securities available for sale (AFS) portfolio decreased $7.4 million to $795.1 million from $802.5 million at December 31, 2004. The AFS portfolio represented 90.0% of total securities and was principally comprised of mortgage-backed securities (MBS) and agency-callable bonds. The AFS portfolio is a flexible asset and liability management tool that is utilized to take advantage of market conditions, to create more attractive returns and to manage liquidity and interest rate risk. We continue to follow a strategy of maintaining a modestly longer duration securities portfolio. The duration of our portfolio at September 30, 2005 moved modestly higher to 4.0 years compared to 3.8 years at December 31, 2004 and 4.0 years at September 30, 2004. The higher longer-term treasury rates at the end of the third quarter resulted in the expectation of slower prepayment speeds on MBS and the decreased probability of callable bonds being called. This increasing of duration has contributed to an increase in our interest rate risk exposure to rising rates.

Our current investment strategy is to maintain the portfolio duration at close to the September 30, 2005 level. We believe that rising rates will lengthen the duration of the portfolio as prepayment speeds slow. With a significant percentage of our commercial loan assets earning a floating rate of interest at September 30, 2005, that portion of the balance sheet is well positioned for gradually rising interest rates. The effect of the longer duration of our AFS portfolio while longer-term rates have been relatively stable during 2005, while short term rates increased, is a higher yielding AFS portfolio with consistent cash flows and protection to interest income should rates decline. In addition, MBS purchased over the past year were primarily purchased at or below par, mitigating the risk to the AFS yield due to premium amortization. The improved yield on the AFS portfolio was the primary factor in the increase in the overall securities yield to 4.70% for the first nine months of 2005, compared to 4.35% for the same period in 2004.

AFS securities are reported at market value, with unrealized gains and losses, net of tax, included as a separate component of stockholders’ equity. There was $10.3 million in net depreciation in the AFS portfolio at September 30, 2005 compared to net depreciation of $43,000 at December 31, 2004. At September 30, 2005 the AFS portfolio had a net unrealized loss, net of tax, of $6.7 million compared to a net unrealized loss of $28,000 at December 31, 2004, which is reported in “Accumulated Other Comprehensive Income (Loss)” in stockholders’ equity.

Investment securities classified as held to maturity increased $9.6 million to $87.8 million at September 30, 2005 from $78.3 million at December 31, 2004. Investment securities are carried at book value or amortized cost. The increase was due to a $9.9 million increase in obligations of state and political subdivisions, or municipal bonds, partially offset by a $323,000 decrease in mortgage-backed securities. The municipal bond portfolio consists of primarily longer term fixed rate bonds that reduce our effective tax rate and enhance the tax equivalent yield of our investment securities. We expect to continue to increase our holdings of municipal bonds as part of our strategy to reduce our effective tax rate, maintain a longer duration securities portfolio and increase net income.

In 2006, our strategy for managing our investment portfolio will continue to depend on the overall interest rate environment, our interest rate risk position, which includes the composition of our other earning assets as well as our capital requirements. We are currently able to maintain a longer duration securities portfolio due to the high level of floating rate commercial loans in our loan portfolio. If the composition of the loan portfolio shifts towards more fixed rate loans, we would shorten the duration of the securities portfolio to mitigate the interest rate risk exposure. Given the increased competition for deposits, if deposit growth should lag loan growth we anticipate using cash flows from the securities portfolio to meet any funding gap. We evaluate all securities with unrealized losses quarterly to determine whether the loss is other than temporary. At September 30, 2005, we determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses, the performing nature of these securities, and the low level and short time frame of the unrealized losses. We believe that the unrealized losses in the securities portfolios were principally caused by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on MBS.

Deposits

Deposits represent our primary funding source supporting earning asset growth. Over the past several years we have concentrated on the successful execution of our retail strategy. This has included expanding our branch network in both new and existing markets. We have opened two branches already in 2005 and anticipate opening at least two additional branches in the fourth quarter of 2005. The actual timing of branch openings is dependent on many factors including obtaining approval from our primary Federal banking regulator and local governmental authorities. In our experience, the time required to obtain all necessary approvals, specifically from local government authorities, frequently results in a delay in opening branches. Our goal is to increase the rate at which we open branches so that we can increase the size of our branch network and expand our existing and targeted market areas. We believe that a larger market area and branch network should allow us to better manage our cost of funds by reducing our reliance on wholesale funding (e.g. FHLB advances) and other higher cost deposits by replacing those funds with lower cost core deposits. In addition, expanding our retail network should also enhance the value of the YNB franchise.

Total deposits at September 30, 2005 were $2.01 billion an increase of $204.2 million or 11.3% compared to total deposits of $1.81 billion at December 31, 2004. In the first quarter of 2005 we introduced a new savings product called Simply Better SavingsSM. Simply Better Savings is a tiered product with a competitive interest rate. Through the first nine months of 2005 this savings product has been our primary deposit raising vehicle. While we have attracted many new depositors to YNB with this product we have also experienced existing depositors shifting their Simply Better CheckingSM and Premier Money Market deposit balances from those comparatively lower yielding products to Simply Better Savings, which has a higher rate. As a result of a higher interest rate environment, the shift of existing funds, and new balances attracted, the cost of savings, money markets and interest bearing checking accounts increased to 2.03% for the first nine months of 2005 from 1.41% for the same period in 2004. The cost of all interest bearing deposits for the first nine months of 2005 was 2.47%, a 54 basis point increase from the 1.93% cost for the same period in 2004. Our ability to manage the cost of interest bearing deposits in a rising rate environment will be critical in the continued improvement of our net interest margin.

The following table provides information concerning YNB’s deposit base at September 30, 2005 and December 31, 2004.

(in thousands)	9/30/05	12/31/04
Non-interest bearing demand deposits	$240,148	$202,196
Interest bearing demand deposits	410,567	542,186
Money market deposits	303,314	332,072
Savings deposits	318,311	93,571
Certificates of deposit of $100,000 or more	237,922	166,983
Other time deposits	503,983	472,996
Total	$2,014,245	$1,810,004

Interest bearing demand deposits decreased $131.6 million or 24.3% to $410.6 million at September 30, 2005 from $542.2 million at year-end 2004. The decline in interest bearing demand deposits is primarily due to the $149.8 million decrease in Simply Better Checking balances, as more interest rate sensitive customers have shifted funds to the higher yielding Simply Better Savings product or certificates of deposits. Simply Better Checking is a tiered interest bearing checking account. Many of these customers have maintained their Simply Better Checking account which has resulted in a broader customer relationship with YNB. We anticipate that as interest rates continue to increase additional customers will shift their balances out of lower yielding products to higher yielding products. Surrogates’ deposits (i.e., Intermingled Minors Trust Funds) increased $11.3 million from December 31, 2004 to $87.1 million at September 30, 2005. Approximately $55.7 million of these deposits will be up for competitive bid in December 2005.

We have experienced a reduction in money market balances of $28.8 million or 8.7% to $303.3 million at September 30, 2005 from $332.1 million at December 31, 2004. The decrease in money market balances resulted primarily from declines in personal money market balances of $58.3 million as depositors shifted balances primarily to higher yielding Simply Better Savings accounts and, to a lesser extent, certificates of deposit. Offsetting the decline in personal money market balances was an increase of $18.8 million in money market balances acquired from Reserve Funds and a $14.1 million increase in total business money market balances. At September 30, 2005, funds obtained from Reserve Funds totaled $92.3 million. These funds have been used to support commercial loan growth and improve liquidity. Strategic objectives will determine the continued use of this source of funds in the future.

Savings deposits, another source of low cost core deposits, have increased $224.7 million to $318.3 million at September 30, 2005 compared to $93.6 million at December 31, 2004 due to growth in Simply Better Savings balances as discussed above.

We market our CDs through our branch network, through a computer-based service provided by an independent third party, which enables us to place CDs nationally, and through CD brokers. Brokered CDs totaled only $5.0 million at September 30, 2005 and we do not anticipate the balance of this product to increase for the foreseeable future. Total time deposits, which include CDs of $100,000 or more and other time deposits, increased $101.9 million to $741.9 million at September 30, 2005 from $640.0 million at December 31, 2004. The net increase resulted principally from two factors. First, our retail network was successful in attracting $148.7 million in CD growth including $24.7 million in public fund CDs. Offsetting this growth was a decline of $51.7 million in CDs obtained through the computer-based service. At September 30, 2005 we had approximately $53.1 million in CDs obtained through this service compared to $104.8 million at December 31, 2004. As interest rates have increased the cost of CDs obtained through this service have become significantly more expensive then those obtained in our markets. As a result of this increased cost, we have allowed these certificates of deposit to run off at maturity. We anticipate this trend to continue in the fourth quarter of 2005. At September 30, 2005 total CDs represented 36.8% of our total deposit base compared to 35.4% at December 31, 2004. This increase reflects the strong competition for deposits in our market place. With interest rates moving higher, CDs have again become popular in the deposit marketplace. We would expect CDs in 2006 to become a larger percentage of our deposit base if interest rates continue to move higher. We will continue to offer selected CDs in various maturity terms and may use interest rate swaps to change the pricing characteristics of these funds when deemed appropriate by management.

Non-interest bearing demand deposits increased $37.9 million or 18.8% to $240.1 million at September 30, 2005 compared to $202.2 million at December 31, 2004. During 2004, we redesigned our business checking products to provide accounts to meet the needs of small to mid-sized businesses. These new products have primarily driven growth in non-interest bearing demand deposits in 2005. We believe our enhanced product line of business checking products represents an opportunity to increase our non-interest bearing demand balances as our commercial relationships continue to expand.

It is our strategy to fund earning asset growth with deposits. To that end, we continue to promote our Simply Better Savings product throughout our markets and we have continued a targeted marketing campaign to promote our core free checking account products. Both of these campaigns have attracted core deposit relationships and should continue to contribute to improving our net interest margin. In addition, we continue to market our lower cost interest bearing checking products, Preferred Choice CheckingSM and Chairman’s Choice Checking. Both of these product offerings solidify relationships with our customers. However, due to the increased competition for deposits in our marketplace and the increase in short term interest rates, core deposit costs could increase faster than earning asset yields, which could limit our ability to further increase our net interest margin. Excluding certificates of deposit, core deposits have historically not been adequate to meet loan demand and are not expected to do so in the near term. If interest rates continue to rise, depositors will be attracted to higher cost alternative deposit products such as CDs. While such a shift would potentially have a negative impact on our cost of funds, attracting lower cost core deposits through our retail strategy will remain an ongoing strategic objective.

Borrowed Funds

We continue to utilize borrowed funds as a secondary funding source for earning assets as well as for asset and liability management, and liquidity purposes. Borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances. Borrowed funds totaled $798.3 million at September 30, 2005, a decrease of $17.8 million from the $816.0 million outstanding at December 31, 2004. The decrease was primarily due to a decline in FHLB advances. With our focus on increasing lower cost core deposits to fund our asset growth, we anticipate that borrowed funds will be a less important source of funding for YNB in the future. At September 30, 2005, borrowed funds represented 26.6% of total assets compared to 29.1% at December 31, 2004. Within approved policy guidelines, we may use borrowed funds as an alternative funding source or to meet desired business, asset and liability, or liquidity objectives.

We had FHLB advances outstanding of $724.0 million at September 30, 2005, a decrease of $18.0 million from the $742.0 million outstanding at December 31, 2004. Callable borrowings, primarily FHLB advances, totaled $730.0 million or 91.4% of total borrowed funds at September 30, 2005. Callable borrowings have original terms of five to ten years and are callable after periods ranging from three months to five years. As of September 30, 2005, YNB had $596.0 million in callable borrowings with call dates of one year or less. Based on September 30, 2005 interest rate levels, we anticipate there will be $20.0 million in advances called in the next twelve months and an additional $121.0 million in advances called beyond twelve months. Should interest rates continue to move higher the likelihood of additional calls within the next twelve months increases. Subject to our liquidity needs, our goal is to retire callable advances as they are called. The funding for these retirements should come from security portfolio cash flows and deposit growth. In the event that these sources are not significant to meet the funding needs, we would anticipate replacing called borrowings with short term or floating rate borrowings.

Starting in December 2004, we began replacing floating rate advances with fixed rate callable advances having lockout periods of one to two years and final maturity dates of five to ten years. Through September 30, 2005 we have replaced $111.0 million in floating rate advances with the following advances: $91.0 million in ten year no call two years, $10.0 million in five year no call two years and $10.0 million in five year no call one year. These advances have an average rate of 3.36% and are less costly than current LIBOR based floating rate borrowings. We believe these advances should provide earnings benefit now and become more valuable if rates continue to rise. This type of advance, however, has contributed to the increase in our interest rate risk exposure to falling rates as measured by our simulation and Economic Value of Equity (EVE) analysis. Because of this increased risk to lower rates we do not anticipate increasing our fixed rate advance position. Management also has strategies available to mitigate the impact to earnings should rates fall. These would include prepaying the advances or using interest rate swaps to change the pricing structure of these borrowings. See “Item 3 Quantitative and Qualitative Disclosure about Market Risk.”

Subordinated Debentures (Trust Preferred Securities)

At September 30, 2005 there were $62.9 million in subordinated debentures outstanding, unchanged from December 31, 2004. Of the $61.0 million in trust preferred securities issued to third parties outstanding at September 30, 2005, approximately $58.5 million qualifies as Tier 1 capital with the remaining $2.5 million qualifying as Tier 2 capital. Currently the amount of trust preferred securities qualifying as Tier 1 capital is limited to 25% of all Tier 1 capital. As Tier 1 capital increases, typically through the retention of earnings, the amount of trust preferred securities qualifying as Tier 1 capital will also increase.

Equity Capital

Stockholders’ equity at September 30, 2005 totaled $168.8 million, an increase of $8.6 million from the $160.2 million at December 31, 2004. The increase in stockholders’ equity for the first nine months of 2005 was primarily due to an increase in undivided profits, partially offset by an increase in accumulated other comprehensive loss.

A more detailed breakdown of the change in stockholders’ equity is set forth below:

(i)	YNB earned net income of $16.6 million and declared and paid cash dividends of $3.6 million for the nine months ended September 30, 2005.

(ii)

The net unrealized loss on securities available for sale was $6.7 million at September 30, 2005 compared to a net unrealized loss of $28,000 at December 31, 2004. The increase in the unrealized loss resulted in a $6.7 million decrease in stockholders’ equity.

(iii)

Proceeds and related tax benefit of $1.6 million was received from the exercise of stock options and $290,000 was received in reinvested dividends and optional purchases associated with our Dividend Reinvestment and Stock Purchase Plan. We also recorded a $222,000 increase in stockholders’ equity associated with the fair market value adjustment related to the allocation of shares to employee accounts in our ESOP.

(iv)	Unallocated ESOP shares decreased by $283,000 to $94,000 at September 30, 2005 from $377,000 at December 31, 2004.

The table below presents the actual capital amounts and ratios of Yardville National Bancorp (the “Holding Company”) and The Yardville National Bank (the “Bank”) at September 30, 2005 and December 31, 2004. We experienced improvement in the regulatory capital ratios at the Bank while the Holding Company ratios remained relatively unchanged.

		Amount		Ratios
(amounts in thousands)	9/30/05	12/31/04	9/30/05	12/31/04
Risk-based capital:
Tier 1:
Holding Company	$232,360	$211,759	10.1%	10.1%
Bank	212,929	190,642	9.4	9.1
Total:
Holding Company	$257,525	$239,480	11.2%	11.4%
Bank	235,601	210,758	10.4	10.1
Tier 1 leverage:
Holding Company	$232,360	$211,759	7.9%	8.0%
Bank	212,929	190,642	7.3	6.8

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

The formal agreement with the OCC, among other things, established minimum capital ratios that the Bank has to achieve and maintain. By November 30, 2005, the Bank must achieve a Tier 1 capital to risk adjusted asset ratio of 9.75%, a total capital to risk adjusted assets of 10.75%, and a Tier 1 leverage ratio of 7.50%. Due to the agreement, the Bank is no longer considered “well capitalized” for purposes of the prompt corrective action provisions of Section 38 of the Federal Deposit Insurance Act even though the Bank’s capital ratios are otherwise above the well capitalized benchmarks. Such capital category may not, however, constitute an accurate representation of the Bank’s general financial condition or prospects. In November, to help meet the higher risk based and leverage capital ratios established by the agreement, YNB completed a private equity placement of approximately 235,000 shares with net proceeds of approximately $8.7 million, substantially all of which will be contributed to the Bank. The shares were issued to a select number of accredited investors including members of our Board of Directors. This equity capital raise combined with other strategies initiated by management should allow us to be in compliance with the higher capital requirements by the end of November.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risk from December 31, 2004, except as discussed below. For information regarding our market risk, please refer to the Company’s Annual Report on Form 10-K, for the year ended December 31, 2004.

Asset and liability management involves the evaluation, monitoring, and managing of market risk, interest rate risk, liquidity risk and the appropriate use of capital, while maximizing profitability. Our Asset and Liability Committee (ALCO) provides oversight to the risk management process. The committee consists of both management and members of the Board of Directors. ALCO recommends policy guidelines regarding exposure to interest rates, liquidity and capital limits for approval by the Board of Directors. Adherence to these guidelines is monitored on an ongoing basis. Decisions related to the management of interest rate exposure due to changes in balance sheet composition or market interest rates are made when deemed appropriate by ALCO and the Board of Directors. One of the primary goals of asset and liability management is to prudently maximize net interest income. The risk to net interest income is derived from the difference in the maturity and repricing characteristics between assets and liabilities.

We manage and control interest rate risk by identifying and quantifying interest rate risk exposures through the use of net interest income simulation analysis, economic value at risk models, and gap analysis. We determine the appropriate risk given our strategic objectives, and manage the risk consistent with Board of Directors’ approved limits and guidelines. These limits and guidelines reflect our tolerance for interest rate risk over both short- and long-term horizons. At September 30, 2005, the cumulative one-year gap was a positive $114.7 million or 3.8% of total assets compared to a positive $117.3 million or 4.2% of total assets at December 31, 2004. We have continued to maintain a positive gap position to take advantage of what we believe will be a rising interest rate environment over the next several quarters.

While we anticipate positive net interest income improvement in a gradually rising interest rate environment, two factors could limit the extent of the improvement. First, our modeling assumes core deposit rates increase at a slower pace than overall interest rates. To the extent that we are required to increase our core rates faster than our model assumptions, due to market competition or funding needs, the benefit from rising rates could be reduced. In addition, approximately $301.3 million in floating rate commercial loans, tied to the prime rate of interest, have interest rate caps. The weighted average cap rate is 7.62% and the caps have a weighted average life of 33 months. If rates rise above the cap levels, these loans will become fixed rate loans. At September 30, 2005, floating rate commercial loans that had reached their caps totaled approximately $131.3 million.

Simulation analysis involves dynamically modeling our interest income and interest expense over a specified time period under various interest rate scenarios and balance sheet structures. We use simulation analysis primarily to measure the sensitivity of net interest income over 12 and 24-month time horizons within approved policy guidelines. In our base case or static balance sheet sensitivity scenario, the model estimates the variance in net interest income with a change in interest rates of plus and minus 200 basis points over a 12 and 24-month period. The plus and minus base case scenario is measured within a policy guideline of –7% change in net interest income in the first year and –14% change in year two. The following table sets forth the estimated change in net interest income from the base case scenario for a one- and two-year period based on our September 30, 2005 balance sheet:

Changes in market interest rates (in basis points)	Percentage Change in Net Interest Income Next 12 months Next 24 months
As of: September 30, 2005
+200	3.1%	-3.5%
Flat	--	--
-200	-2.7%	-1.4%

As of: December 31, 2004
+200	2.8%	0.6%
Flat	--	--
-200	-2.4%	-1.0%

The results of our simulation analysis suggest that the greatest risk to net interest income is to falling rates. This risk increased in the first nine months of 2005 primarily due to the lengthening of our liabilities, primarily FHLB advances and non-maturity deposit accounts. While we believe the likelihood of falling rates in the short term is small we are taking some actions to address this issue. This includes not increasing our longer term FHLB position and evaluating strategies related to our investment and loan portfolios. For example, lengthening the duration of future security purchases or generating additional fixed rate loans would provide protection to falling rates. When factoring our 2005 and 2006 financial projections (Growth Scenario) into our simulation model we see similar results.

We measure longer-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting future cash flows from our current assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists the percentage change in EVE with a plus or minus 200 basis point rate shock at September 30, 2005 and December 31, 2004. Due to the level of interest rates at December 31, 2004, not all interest rates could be shocked down 200 basis points.

Changes in market interest rates in basis points (Rate Shock)	Percentage Change in EVE 9/30/05 12/31/04
+200	-14.3%	-17.2%
-200	-19.7%	-21.8%

At September 30, 2005, our longer-term interest rate risk, as measured by the percentage change in EVE, decreased in the plus and minus 200 basis point rate shock scenario compared to December 31, 2004. This improvement is primarily due to an increased equity capital base, and improved market values on our convertible FHLB advances. We are within our policy risk limit of –25% for both rate shock scenarios at September 30, 2005.

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

We believe, based on our simulation results, that as of September 30, 2005, YNB continues to be positioned to increase net interest income over the next twelve months in a gradually increasing interest rate environment. Due, in part, to the effect of caps on floating rate commercial assets, net interest income in year two begins to decline. However, our greatest risk to net interest income is in a lower rate environment. We continue to monitor our gap position and rate shock analyses to detect changes in our exposure to fluctuating interest rates. We have the ability, to a certain extent, to shorten or lengthen maturities on assets, sell securities, enter into derivative financial instruments, or seek funding sources with different repricing characteristics, in order to change our asset and liability structure for the purpose of mitigating the effect of short-term and longer-term interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of September 30, 2005. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes to Internal Control Over Financial Reporting

Under the headings “Asset Quality” and “Allowance for Loan Losses” we described enhancements to our internal controls over financial reporting which were implemented during the third quarter 2005 including enhancements related to credit administration processes, which include credit risk ratings, problem loan identification and the determination of our allowance for loan losses. There were no other changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of Effectiveness of Controls

We note that, like other companies, any system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management overrides of controls. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

On August 31, 2005, the Company’s principal subsidiary, The Yardville National Bank entered into an agreement with its primary Federal banking regulator, The Office of the Comptroller of the Currency (“OCC”).

The agreement sets forth certain understandings between the Bank and the OCC regarding its operations, including meeting and maintaining specified capital levels, obtaining prior approvals of dividend payments, and addressing other concerns identified in the OCC’s Report of Examination for the examination commenced on January 3, 2005. The agreement encompasses activities initiated earlier this year by the Bank to strengthen its board and management supervision, internal audit, and credit and risk management processes.

Under this agreement, the Bank will not be deemed to be “well capitalized” for certain regulatory purposes. Such capital category may not however, accurately represent the Bank’s general financial condition or prospects. In addition, the Company will no longer be a “financial holding company” under the Bank Holding Company Act. A “financial holding company’ may affiliate with financial companies, such as merchant banking, securities and insurance firms, that engage in a broader range of activities than previously permitted for bank holding companies. The Company is not currently engaged in any activities for which it is required to be a financial holding company.

The Bank will continue its normal business and commercial lending activities, as well as continue to enhance its deposit growth through the Bank’s retail branching strategy.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5: Other Information

Not Applicable.

Item 6: Exhibit.

The exhibits filed or incorporated by reference as part of this report are listed in the Index to Exhibits which appears at page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YARDVILLE NATIONAL BANCORP
(Registrant)

Date: November 9, 2005	Stephen F. Carman
Stephen F. Carman
Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Employment contract between the Bank and Daniel O’Donnell
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Vice President and Treasurer

Exhibit 31.1

CERTIFICATION

I, Patrick M. Ryan, President and Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Yardville National Bancorp;

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

4.      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2005	By: Patrick M. Ryan Name: Patrick M. Ryan Title: President and Chief Executive Officer

Exhibit 31. 2

CERTIFICATION

I, Stephen F. Carman, Vice President and Treasurer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Yardville National Bancorp;

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

4.      The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d–15(f) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.      The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 9, 2005	By: Stephen F. Carman Name: Stephen F. Carman Title: Vice President and Treasurer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Yardville National Bancorp (the “Company”) on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Patrick M. Ryan, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Patrick M. Ryan

Patrick M. Ryan

President and Chief Executive Officer

November 9, 2005

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Yardville National Bancorp (the “Company”) on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stephen F. Carman, Vice President and Treasurer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Stephen F. Carman

Stephen F. Carman

Vice President and Treasurer

November 9, 2005