Form 10-Q/A
period 2005-09-30
YARDVILLE NATIONAL BANCORP
filed 2005-11-23
CIK 787849

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

Common Stock, no par value	10,843,017
Class	Number of shares outstanding

INDEX

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION	PAGE NO.
Item 1.	Financial Statements (unaudited)

Consolidated Statements of Condition
September 30, 2005 (unaudited) and December 31, 2004	3

Consolidated Statements of Income
Three months ended September 30, 2005 and 2004 (unaudited)	4

Consolidated Statements of Income
Nine months ended September 30, 2005 and 2004 (unaudited)	5

Consolidated Statements of Cash Flows
Nine months ended September 30, 2005 and 2004 (unaudited)	6

Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	40

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	41

Signatures	42

Index to Exhibits	E-1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A corrects the number of shares of the common stock, no par value, of Yardville National Bancorp issued at September 30, 2005, as set forth in the Consolidated Statements of Condition included in Part I, Item 1: Financial Statements, on our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005, as filed with the Securities and Exchange Commission on November 9, 2005. At September 30, 2005, the number of shares of common stock issued was 10,788,173 and the number of shares outstanding after reflecting the impact of 180,594 shares of Treasury stock was 10,607,579.

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
Stockholders' equity:
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common stock: no par value
Authorized 20,000,000 shares
Issued 10,788,173 shares in 2005 and 10,691,213 shares in 2004	93,755	91,658
Surplus	2,205	2,205
Undivided profits	82,816	69,860
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(94)	(377)
Accumulated other comprehensive loss	(6,718)	(28)
Total Stockholders' Equity	168,804	160,158
Total Liabilities and Stockholders' Equity	$3,005,510	$2,805,917

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

For the three months ended September 30,
(in thousands, except per share amounts)	2005	2004
Net income as reported:	$5,352	$5,449
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	84	134
Pro forma net income	$5,268	$5,315
Earnings per share:
Basic:
As reported	$0.50	$0.52
Pro forma	0.50	0.51
Diluted:
As reported	$0.48	$0.50
Pro forma	0.48	0.49

For the nine months ended September 30,
(in thousands, except per share amounts)	2005	2004
Net income as reported:	$16,601	$13,789
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	449	402
Pro forma net income	$16,152	$13,387
Earnings per share:
Basic:
As reported	$1.57	$1.32
Pro forma	1.53	1.28
Diluted:
As reported	$1.51	$1.27
Pro forma	1.47	1.24

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three and nine months ended September 30, 2005 and 2004:

Three months ended September 30,			Nine months ended September 30,
	2005	2004	2005	2004
Number of options granted	--	14,000	52,000	46,500
Expected annual dividend rate	--	$0.46	$0.46	$0.46
Risk free rate	--	3.80%	4.0%	3.50%
Expected average option life (yrs)	--	7.0	7.0	6.3
Expected volatility	--	35.3%	31.3%	26.8%
Fair value of options granted	--	$8.49	$9.02	$7.25

4. Comprehensive Income (Loss)

Below is a summary of comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004.

For the three months ended September 30,
(in thousands)	2005	2004
Net income	$5,352	$5,449
Other comprehensive income (loss) Net change in unrealized (loss) gain for the period, net of tax Less reclassification of realized net gain on sale of securities available for sale, net of tax	(6,588) 178	10,250 402
Holding (loss) gain arising during the period, net of tax and reclassification	(6,766)	9,848
Total comprehensive (loss) income	$(1,414)	$15,297

For the nine months ended September 30,
(in thousands)	2005	2004
Net income	$16,601	$13,789
Other comprehensive income (loss) Net change in unrealized (loss) gain for the period, net of tax Less reclassification of realized net gain on sale of securities available for sale, net of tax	(6,203) 488	1,151 795
Holding (loss) gain arising during the period, net of tax and reclassification	(6,691)	356
Total comprehensive income	$9,910	$14,145

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

Financial Summary
Average Balances, Yields and Costs
(Unaudited)

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
			Average			Average
	Average		Yield /	Average		Yield /
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$44,856	$397	3.54%	$25,070	$95	1.52%
Federal funds sold	31,730	274	3.45	29,295	102	1.39
Securities	865,708	10,298	4.76	899,156	10,097	4.49
Loans (1)	1,897,451	32,785	6.91	1,672,321	25,754	6.16
Total interest earning assets	$2,839,745	$43,754	6.16%	$2,625,842	$36,048	5.49%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	$32,582			$29,277
Allowance for loan losses	(21,992)			(19,193)
Premises and equipment, net	10,495			10,808
Other assets	77,729			72,734
Total non-interest earning assets	98,814			93,626
Total assets	$2,938,559			$2,719,468
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$1,007,863	$5,632	2.24%	$927,276	$3,502	1.51%
Certificates of deposit of $100,000 or more	229,898	1,983	3.45	164,437	1,063	2.59
Other time deposits	496,127	4,296	3.46	460,936	2,879	2.50
Total interest bearing deposits	1,733,888	11,911	2.75	1,552,649	7,444	1.92
Borrowed funds	740,330	9,737	5.26	740,418	9,081	4.91
Subordinated debentures	62,892	1,217	7.74	62,892	1,004	6.39
Total interest bearing liabilities	$2,537,110	$22,865	3.60%	$2,355,959	$17,529	2.98%
NON-INTEREST BEARING LIABILITIES:
Demand deposits	$210,439			$193,957
Other liabilities	21,304			20,002
Stockholders' equity	169,706			149,550
Total non-interest bearing liabilities and
stockholders' equity	$401,449			$363,509
Total liabilities and stockholders' equity	$2,938,559			$2,719,468
Interest rate spread (2)			2.56%			2.51%
Net interest income and margin (3)		$20,889	2.94%		$18,519	2.82%
Net interest income and margin
(tax equivalent basis)(4)		$21,392	3.01%		$18,972	2.89%
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

Financial Summary
Average Balances, Yields and Costs
(Unaudited)

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
			Average			Average
	Average		Yield /	Average		Yield /
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$31,821	$748	3.13%	$23,538	$205	1.16%
Federal funds sold	25,651	576	2.99	26,974	228	1.13
Securities	859,820	30,328	4.70	875,480	28,532	4.35
Loans (1)	1,850,447	92,704	6.68	1,589,647	73,002	6.12
Total interest earning assets	$2,767,739	$124,356	5.99%	$2,515,639	$101,967	5.40%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	$31,779			$28,147
Allowance for loan losses	(21,280)			(18,446)
Premises and equipment, net	10,443			11,434
Other assets	76,663			73,038
Total non-interest earning assets	97,605			94,173
Total assets	$2,865,344			$2,609,812
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$991,206	$15,082	2.03%	$856,543	$9,054	1.41%
Certificates of deposit of $100,000 or more	193,123	4,576	3.16	157,881	3,020	2.55
Other time deposits	481,918	11,182	3.09	456,262	9,172	2.68
Total interest bearing deposits	1,666,247	30,840	2.47	1,470,686	21,246	1.93
Borrowed funds	743,801	28,557	5.12	738,439	26,834	4.85
Subordinated debentures	62,892	3,480	7.38	53,327	2,654	6.64
Total interest bearing liabilities	$2,472,940	$62,877	3.39%	$2,262,452	$50,734	2.99%
NON-INTEREST BEARING LIABILITIES:
Demand deposits	$205,088			$179,887
Other liabilities	22,251			20,595
Stockholders' equity	165,065			146,878
Total non-interest bearing liabilities and
stockholders' equity	$392,404			$347,360
Total liabilities and stockholders' equity	$2,865,344			$2,609,812
Interest rate spread (2)			2.60%			2.41%
Net interest income and margin (3)		$61,479	2.96%		$51,233	2.72%
Net interest income and margin
(tax equivalent basis)(4)		$62,940	3.03%		$52,488	2.78%
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

For the three months ended September 30, 2005, total non-interest expense increased $2.3 million or 21.8% to $12.9 million compared to $10.6 million for the same period in 2004. The primary factors for the increase in non-interest expense for the third quarter of 2005 compared to the same period in 2004 was increased salaries and employee benefits expense, which increased $1.3 million or 20.6%. The increase accounted for approximately 55.0% of the total increase in non-interest expense for the two periods. The second factor is the ongoing growth of YNB which accounted for the remaining increase.

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

	Three Months Ended		Nine Months Ended
(in thousands)	09/30/05	09/30/04	09/30/05	09/30/04
Allowance balance, beginning of period	$21,720	$18,545	$20,116	$17,295
Charge offs:
Commercial and industrial	(1,078)	(1,423)	(2,937)	(4,327)
Residential	(40)	--	(40)	(254)
Consumer	(93)	(80)	(337)	(181)
Total charge offs	(1,211)	(1,503)	(3,314)	(4,762)
Recoveries:
Commercial and industrial	6	101	16	153
Residential	--	30	43	30
Consumer	57	8	111	40
Total recoveries	63	139	170	223
Net charge offs	(1,148)	(1,364)	(3,144)	(4,539)
Provision charged to operations	2,100	2,400	5,700	6,825
Allowance balance, end of period	$22,672	$19,581	$22,672	$19,581
Allowance for loan losses to total loans			1.15%	1.15%
Nonperforming loans to total loans			0.71	0.55
Net charge offs to average loans			0.23	0.38
Allowance for loan losses to nonperforming loans			162.00%	208.82%

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

As of September 30, 2005			As of December 31, 2004
(in thousands)	Reserve Amount	Percent of Allowance	Percent of loans to Total loans	Reserve Amount	Percent of Allowance	Percent of loans to Total loans
Commercial real estate	$8,954	39.5%	55.8%	$10,312	51.3%	56.2%
Commercial and industrial	11,995	52.9	27.1	8,575	42.6	26.4
Residential	1,239	5.5	10.3	611	3.0	10.2
Consumer	484	2.1	6.8	618	3.1	7.2
Total	$22,672	100.0%	100.00%	$20,116	100.0%	100.0%

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

The following tables present the amortized cost and market value of YNB’s securities portfolios as of September 30, 2005 and December 31, 2004.

Securities Available For Sale	September 30, 2005		December 31, 2004
(in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury obligations	$4,031	$3,906	$2,016	$1,938
U.S. government –sponsored agencies	276,847	272,334	236,846	235,441
Mortgage-backed securities
Issued by FNMA/FHLMC	450,040	443,827	470,993	470,787
Issued by GNMA	15,997	15,684	20,339	20,597
Corporate obligations	18,550	19,380	31,723	33,111
Federal Reserve Bank Stock	3,776	3,776	3,551	3,551
Federal Home Loan Bank Stock	36,200	36,200	37,100	37,100
Total	$805,441	$795,107	$802,568	$802,525

Investment Securities	September 30, 2005		December 31, 2004
(in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Obligations of state and political subdivisions	$86,025	$88,334	$76,142	$77,785
Mortgage-backed securities
Issued by FNMA/FHLMC	1,792	1,812	2,115	2,169
Total	$87,817	$90,146	$78,257	$79,954

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

Changes in market interest rates	Percentage Change in Net Interest Income
(in basis points)	Next 12 months	Next 24 months
As of: September 30, 2005
+200	3.1%	-3.5%
Flat	--	--
-200	-2.7%	-1.4%

As of: December 31, 2004
+200	2.8%	0.6%
Flat	--	--
-200	-2.4%	-1.0%

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

Changes in market interest rates
in basis points	Percentage Change in EVE
(Rate Shock)	9/30/05	12/31/04
+200	-14.3%	-17.2%
-200	-19.7%	-21.8%

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

YARDVILLE NATIONAL BANCORP
(Registrant)

Date: November 23, 2005	Stephen F. Carman
Stephen F. Carman
Vice President and Treasurer

INDEX TO EXHIBITS

	Exhibit Number	Description
*	10.1	Employment contract between the Bank and Daniel O’Donnell
	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
	31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer
	32.1	Section 1350 Certification of Chief Executive Officer
	32.2	Section 1350 Certification of Vice President and Treasurer

* Previously filed.

E-1

Exhibit 31.1

CERTIFICATION

I, Patrick M. Ryan, President and Chief Executive Officer, certify that:

1.	I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-Q/A of Yardville National Bancorp;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 23, 2005	By: Patrick M. Ryan Name: Patrick M. Ryan Title: President and Chief Executive Officer

E-1

Exhibit 31. 2

CERTIFICATION

I, Stephen F. Carman, Vice President and Treasurer, certify that:

1.	I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-Q/A of Yardville National Bancorp;

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

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 23, 2005	By: Stephen F. Carman Name: Stephen F. Carman Title: Vice President and Treasurer

E-1

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Yardville National Bancorp (the “Company”) on Form 10-Q/A, Amendment No. 1, for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Patrick M. Ryan, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 23, 2005	By: Patrick M. Ryan Name: Patrick M. Ryan Title: President and Chief Executive Officer

E-1

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Yardville National Bancorp (the “Company”) on Form 10-Q/A, Amendment No. 1, for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Stephen F. Carman, Vice President and Treasurer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 23, 2005	By: Stephen F. Carman Name: Stephen F. Carman Title: Vice President and Treasurer

E-1