Form 10-K
period 2005-12-31
YARDVILLE NATIONAL BANCORP
filed 2006-03-16
CIK 787849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-26086
YARDVILLE NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-2670267

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2465 Kuser Road, Hamilton, New Jersey	08690

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:     (609) 585-5100
Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:

Common stock, no par value	Nasdaq National Market

(Title of class)	(Name of each exchange on which registered)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes     ☑  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes     ☑  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑  Yes     ☐  No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☐          Accelerated filer     ☑          Non-accelerated filer     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐  Yes     ☑  No
The aggregate market value of voting common stock held by non-affiliates, computed using the closing sales price on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005), was $231,760,064.
An aggregate of 10,939,179 shares of common shares were outstanding as of March 13, 2006.
Documents Incorporated By Reference
Portions of the definitive proxy statement for the Annual Meeting of Shareholders of Yardville National Bancorp to be held May 3, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1. Business.
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials we file with the Securities and Exchange Commission, referred to as the “SEC,” as well as information included in oral statements or other written statements made or to be made by us, contain statements that are forward-looking. These may include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from expected results and, accordingly, from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our current expectations include, among other things:
•	the results of our efforts to implement our retail strategy;

•	adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses;

•	interest rate fluctuations and other economic conditions;

•	continued levels of our loan quality and origination volume;

•	our ability to attract core deposits;

•	continued relationships with major customers;

•	competition in product offerings and product pricing;

•	adverse changes in the economy that could increase credit-related losses and expenses;

•	adverse changes in the market price of our common stock;

•	proxy contests and litigation;

•	compliance with laws and regulatory requirements, including our formal agreement with the Office of the Comptroller of the Currency, and compliance with Nasdaq standards;

•	other factors, including those matters discussed in additional detail under the heading “Risk Factors;” and

•	other risks and uncertainties detailed from time to time in our filings with the SEC.
Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
General
Yardville National Bancorp, referred to as “we” or the “Company,” is a registered bank holding company headquartered in Mercer County, New Jersey with total assets of $2.96 billion, total deposits of $1.97 billion and total stockholders’ equity of $177.5 million at December 31, 2005. We conduct a general commercial and retail banking business through our principal operating subsidiary, The Yardville National Bank, referred to as the “Bank,” which commenced operations as a commercial bank in 1925. We provide a broad range of lending, deposit and other financial products and services with an emphasis on commercial real estate and commercial and industrial lending to small to mid-sized businesses and individuals. Our existing and target markets are located in the corridor between New York City and Philadelphia. We currently operate 28 full-service branches throughout Mercer, Hunterdon, Somerset, Middlesex, Burlington and Ocean Counties in New Jersey and Bucks County, Pennsylvania.
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

Our goals are to further develop the earnings power and increase the value of our franchise. In order to achieve these goals, we need to continue to manage our cost of funds and increase our non-interest income by attracting lower cost transaction and other core deposit accounts. Specifically in 2006, we plan to continue to execute our retail strategy by expanding our branch network, enhancing our brand image and upgrading our technology infrastructure.
The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the SEC are available without charge through the “Investor” or “Investor Relations” section of our Internet web site, www.ynb.com, as soon as reasonably practicable after such materials are filed with or furnished to the SEC. Neither our Internet web site nor the information contained in or connected with that web site are incorporated by reference into this report.
Our principal and executive offices are located at 2465 Kuser Road, Hamilton, New Jersey 08690. Our telephone number is (609) 585-5100.
Subsidiaries
The Company directly owns the Bank and six additional subsidiaries, Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, Yardville Capital Trust IV, Yardville Capital Trust V and Yardville Capital Trust VI. The Company is also the indirect owner, through the Bank, of ten subsidiaries, which provide insurance and financial services and own a portion of the real estate, loans and securities utilized by the Bank. The assets, liabilities and results of operations of the Bank and its subsidiaries are consolidated with the Company for financial reporting purposes. The trusts are not consolidated subsidiaries. See Note 8 of the Notes to Consolidated Financial Statements filed with this annual report.
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
Supervision and Regulation
General
The Company and its subsidiaries are subject to extensive supervision and regulation under both Federal and state laws. These laws restrict permissible activities and investments and require compliance with various consumer protection provisions applicable to lending, deposit, brokerage and fiduciary activities. They also impose capital adequacy requirements and restrict the Company’s ability to repurchase stock or to receive dividends from the Bank. The Company and its subsidiaries are also subject to comprehensive examination and supervision by the Board of Governors of the Federal Reserve System (“FRB”) and the Office of the Comptroller of the Currency (“OCC”). The Company and certain of its subsidiaries are also functionally regulated by the Securities and Exchange Commission (“SEC”) and state insurance regulators. These regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of the Company and the Bank. The consequences of noncompliance with these laws and regulations can include substantial monetary and administrative penalties and sanctions. This supervisory framework could materially impact the conduct and profitability of the Company’s activities.
To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company and the Bank.
Bank Holding Company Act
The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and is subject to regulation and supervision by the FRB. The BHC Act requires the Company to secure the prior approval of the FRB before it owns or controls, directly or indirectly, more than five percent (5%) of the voting shares or substantially all of the assets of, any bank or thrift, or merges or consolidates with another bank or thrift holding company. In addition, bank holding companies are restricted in the types of activities in which they may engage, directly or indirectly through subsidiaries, and prior approval of the FRB may be required before engaging in certain activities.
The Company had elected to become a “financial holding company” under the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) in March of 2000. The GLB Act amended the BHC Act to allow a “financial holding company” to engage in certain activities that were not previously permitted for a bank holding company, and to engage on less restrictive terms in certain activities that were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. In order to maintain its status as a financial holding company, the Company and the Bank must be “well capitalized” and “well managed,” and have a “satisfactory” rating under the Community Reinvestment Act (“CRA”). For bank holding companies that are not financial holding companies, the permissible activities are limited to those previously determined by the FRB to be so “closely related to banking” as to be a “proper incident thereto.” As a result of the agreement between the Bank and the OCC (which is more fully discussed under “Regulatory Matters” in Part I, Item 3 ), the Company elected to decertify as a financial holding company. Because the Company was not engaged in any activity that would have required it to be a financial holding company at the time of its decertification, such decertification did not impact the Company’s activities or operations.
There are a number of restrictions imposed on the Company and the Bank by Federal law which are designed to reduce potential loss exposure to the depositors of the Bank and Federal Deposit Insurance Corporation (“FDIC”) insurance funds in the event the Bank should become insolvent. For example, FRB policy requires a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and to commit resources to support such institutions in circumstances where it might not do so otherwise. The FRB has, in some cases, entered orders for bank holding companies to take affirmative action to strengthen the finances or management of subsidiary banks.
Supervision and Regulation of the Bank
The operations and investments of the Bank are also limited by Federal and state statutes and regulations. The primary Federal regulator of the Bank is the OCC. The Bank and its operating subsidiaries may engage in any activities that are determined by the OCC to be part of or incidental to the business of banking. Under the GLB Act, the Bank may engage in expanded activities through the formation of a “financial subsidiary.” The Bank has filed a financial subsidiary certification with OCC and thus may engage through a financial subsidiary in such expanded activities as insurance sales and securities underwriting. As a result of the agreement between the Bank and the OCC (which is more fully discussed under “Regulatory Matters” in Part I, Item 3), the Bank is no longer eligible to establish or acquire a financial subsidiary. Because the Bank is not engaged in any activity that could only be conducted through a financial subsidiary, this status will not impact its current activities and operations.
In order to be eligible to establish or acquire a financial subsidiary, the Bank must be “well capitalized” and “well managed” and may not have less than a “satisfactory” CRA rating. In addition, the total assets of all financial subsidiaries of a national bank may not exceed the lesser of $50 billion or 45% of the parent bank’s total assets. In calculating its risk-based capital, the Bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary, and the assets of the financial subsidiary from the Bank’s consolidated assets. If the Bank were to fail to meet the “well capitalized” or “well managed” criteria, it would not be permitted to continue these expanded activities. In addition, if the Bank receives less than a “satisfactory” CRA rating, it would not be permitted to engage in any new activities or to make new investments in reliance on the financial subsidiary authority.
OCC banking laws and regulations generally govern, among other things, the scope of a bank’s business, the investments a bank may make, the loans a bank makes and collateral it takes, the activities of a bank with respect to mergers and consolidations and the establishment of branches. In addition, the OCC possesses broad powers to prohibit the Bank from engaging in any activity that it determines would be an unsafe and unsound banking practice.
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
Deposit Insurance
The deposits of the Bank are insured up to $100,000 per insured depositor by the FDIC. The premiums paid by insured depository institutions range from $0.00 to $0.27 per $100 of insured deposits, and are based on an institution’s relative risk to the deposit insurance funds, as measured by the institution’s regulatory capital position and other supervisory factors. The Bank currently pays FDIC insurance premiums of $0.0075 per $100 of insured deposits based on this risk assessment.
As FDIC deposit insurance premiums are “risk-based,” higher premiums would be charged to banks that have lower capital ratios or higher risk profiles. Consequently, a decrease in the Bank’s capital ratios, or a negative evaluation by the OCC, as the Bank’s primary Federal banking regulator, may also increase the Bank’s net funding costs and reduce its net income.
All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a Federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. FDIC-insured depository institutions paid approximately 1.5 cents per $100 of assessable deposits in 2005. The FDIC established the FICO assessment rate effective for the first quarter of 2006 at approximately 1.4 cents annually per $100 of assessable deposits.
As a result of recently enacted legislation, the federal deposit insurance system has been substantially reformed. The more important features of this legislation would include (1) merging the Bank Insurance Fund and the Savings Association Insurance Fund into the new Deposit Insurance Fund, (2) increasing the deposit insurance limit for certain retirement accounts to $250,000, (3) indexing the insurance limit to allow for inflation, (4) providing credits (totaling $4.7 billion) to offset future premium payments by banks in recognition of their contributions to the FDIC since 1996 and (5) eliminating the current 1.25% coverage ratio in favor of FDIC discretion to set the ratio within a range of 1.15% to 1.50% annually. The FDIC is required to implement most of these provisions by November 5, 2006. Two provisions, merger of the two insurance funds and raising the coverage for certain retirement accounts, should be completed by May 9, 2006. Until these final regulations are enacted, the Company is unable to determine the financial impact of this legislation on the Bank.

Capital Rules
Under risk-based capital requirements for bank holding companies, the Company is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of eight percent. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangible assets (“Tier 1 Capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the allowance for loan losses (“Tier 2 Capital” and, together with Tier 1 Capital, “Total Capital”). At December 31, 2005, the Company’s Tier 1 Capital and Total Capital ratios were 10.8 percent and 11.8 percent, respectively.
In addition, the FRB has established minimum leverage ratio requirements for bank holding companies. For bank holding companies that meet certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, these requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average assets, equal to three percent. Other bank holding companies that fail to meet such criteria will generally be required to maintain a leverage ratio of four to five percent. The Company’s leverage ratio at December 31, 2005, was 8.6 percent. The Bank is subject to similar capital requirements adopted by the OCC.
Both the FRB and the OCC risk-based capital standards explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s general capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluation the Bank’s capital adequacy. The FRB has issued additional guidelines for certain bank holding companies that engage in trading activities. The Company does not believe that consideration of these additional factors will affect the regulators’ assessment of the Company’s or the Bank’s capital position.
In addition to the required minimum capital levels described above, Federal law establishes a system of “prompt corrective actions” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a federally regulated depository institution falls. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base relative to its total assets, the greater the scope and severity of the agencies’ powers. The capital thresholds for a “well capitalized” institution and “adequately capitalized” institution are set forth below. An institution will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a Total Capital ratio that is less than 6.0 percent, a Tier 1 Capital ratio that is less than 3.0 percent or a leverage ratio that is less than 3.0 percent and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0 percent. Business activities may also be influenced by an institution’s capital classification. For example, only a “well capitalized” institution may accept brokered deposits without prior regulatory approval. An “adequately capitalized” institution may accept brokered deposits only with prior regulatory approval.
The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered adequately capitalized or well capitalized under the prompt corrective action regulations, the minimum capital ratios applicable to the Bank under its agreement with the OCC, and the Bank’s capital ratios at December 31, 2005:

	Adequately	Well	OCC Required
	Capitalized	Capitalized	Minimums	Bank ratios

Total Risk-Based Capital Ratio	8.00%	10.00%	10.75%	10.95%
Tier 1 Risk-Based Capital Ratio	4.00%	6.00%	9.75%	9.95%
Leverage Ratio	4.00%	5.00%	7.50%	7.62%

As a result of the agreement with the OCC, the Bank is no longer deemed to be “well-capitalized” for regulatory purposes. This classification, however, is not intended to be and should not be construed as a representation of the overall financial condition or prospects of the Bank.
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
Under currently applicable guidance, subordinated debentures recorded on the Company’s balance sheet (issued in connection with trust preferred securities) are included in Tier 1 Capital of the Company, up to a maximum of 25% of Tier 1 Capital. Historically, this capital treatment was based on the accounting for these instruments, however, trust preferred securities are no longer consolidated under U.S. generally accepted accounting principles, or “GAAP.” Partly in response to this accounting change, the FRB amended its risk-based capital standards for bank holding companies to allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 Capital subject to stricter quantitative limits and qualitative standards. Under the amended rule, the aggregate amount of trust preferred securities and certain other capital instruments would be limited to 25% of Tier 1 Capital, net of goodwill less any deferred tax liability. The amount of trust preferred securities and certain other capital instruments in excess of the limit could be included in Tier 2 Capital, subject to restrictions. The amended rule provides a five-year transition period for the application of the quantitative limits. The Company would continue to follow GAAP in accounting for these instruments for regulatory reporting purposes. The amended rule would not impact the Company’s existing treatment of trust preferred securities for purposes of computing its Tier 1 Capital, nor would it affect the capital adequacy rating of the Bank. See “Subordinated Debentures” and “Regulatory Capital” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Under the agreement with the OCC, and the supervisory letter from the Federal Reserve Bank of Philadelphia, prior regulatory approval is required for dividend payments by both the Bank and the Company.
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
Sarbanes-Oxley Act
The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, auditing and accounting, executive compensation and corporate reporting for entities, such as the Company, with equity or debt securities registered under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley and its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting. The Nasdaq Stock Market, Inc. (“NASDAQ”) has also adopted corporate governance rules that have been approved by the SEC. The requirements are intended to allow shareholders to more easily and efficiently monitor the performance of companies and directors. The Company and its Board of Directors have, as appropriate, adopted or modified the Company’s policies and practices in order to comply with these regulatory requirements and to enhance the Company’s corporate governance practices.

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
Employees
At December 31, 2005, the Company employed 395 full-time employees and 22 part-time employees.
Statistical Disclosure
The Company’s statistical disclosure information, required of bank holding companies, is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is set forth in Item 7 of this report.
Item 1A. Risk Factors.
The following is a discussion of certain significant risk factors that could potentially negatively impact our financial condition and results of operations.
We may not be able to continue to grow our business, which may adversely impact our results of operations.
During the last five years, our total assets have grown substantially from $1.94 billion at December 31, 2001 to $2.96 billion at December 31, 2005. Our business strategy calls for continued expansion, but we do not anticipate growth to continue at this rate. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits to existing and new branches, and identify favorable loan and acquisition opportunities. In the event that we do not continue to grow, our results of operations could be adversely impacted.
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

The Company may require additional capital in the future, but that capital may not be available when it is needed.
The Company is required by Federal regulatory authorities to maintain adequate levels of capital to support its operations. The Company may at some point need to raise additional capital to comply with regulatory requirements, including requirements under the Bank’s agreement with the OCC, or to support continued growth. The Company’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Company’s control, and on its financial performance. Accordingly, the Company cannot assure you of its ability to raise additional capital if needed or on terms acceptable to the Company. If the Company cannot raise additional capital when needed, the ability to further expand its operations could be materially impaired.
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
Commercial loans are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial and industrial loans and commercial real estate loans, which comprise our commercial loan portfolio, were 82.5% of our total loan portfolio at December 31, 2005. Construction and development loans, which are included as part of our commercial real estate loans, were 14.0% of our total loan portfolio at December 31, 2005. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be undersecured.
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
Substantially all of our business is with customers located within Mercer County and contiguous counties. Generally, we make loans to small to mid-sized businesses, most of which depend on the health of the regional economy for their success. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect our financial condition and performance. Further, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of our loans undersecured. If we are required to liquidate the collateral to satisfy the debt securing a loan during a period of reduced real estate values, our earnings could be adversely affected.
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
Our future operating results are substantially dependent on the continued service of our senior and executive management team. The loss of key personnel could have a negative impact on our banking operations because of the loss of their business development skills, lending expertise and community involvement, among other things. Our success also depends on the experience of our branch managers and our lending officers and on their relationships with the communities they serve. Although we have employment agreements with certain key personnel, our employees may voluntarily terminate their employment at any time. We cannot assure you that we will be able to retain our key personnel or attract the qualified personnel necessary for the management of our business.
Changes in interest rates may adversely affect our earnings and financial condition.
Our net income depends primarily upon our net interest income. Net interest income is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds.
Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to accurately predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.
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
The banking industry is extensively regulated. Banking regulations are intended primarily to protect depositors, and the FDIC deposit insurance funds, not the shareholders of the Company. We are subject to regulation and supervision by the FRB. The Bank is subject to regulation and supervision by the OCC and, as discussed under the heading “Regulatory Matters” in Part I, Item 3, is party to an agreement with the OCC. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. We are subject to various regulatory capital requirements, which involve both quantitative measures of our assets and liabilities and qualitative judgments by regulators regarding risks and other factors. Failure to meet minimum capital requirements or comply with other regulations could result in actions by regulators that could adversely affect our ability to pay dividends or otherwise adversely impact operations. In addition, changes in laws, regulations and regulatory practices affecting the banking industry may limit the manner in which we conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and achieve satisfactory spreads and impose additional costs on us. The Bank is also subject to a number of Federal laws which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. The Bank’s compliance with these laws will be considered by the Federal banking regulators when reviewing bank merger and bank holding company acquisitions or commence new activities or make new investment in reliance on the GLB Act. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as the rules or regulations promulgated by the SEC or NASDAQ.
Our disclosure controls and procedures and our internal controls over financial reporting may not achieve their intended objectives.
Our system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
Our information systems are vulnerable to damage that could harm our business.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of March 16, 2006, we were conducting our business through 28 banking branches, an operations center and a maintenance center.
Our executive offices are located at 2465 Kuser Road, Hamilton, New Jersey, which is also the location of one of our branches. The Bank leases the offices at this location pursuant to a lease that began in October 1999, has an initial term of 14 years ending in 2013, and is renewable for two additional five-year periods thereafter. The monthly rental payments under the lease are $56,387 during the second five years of the lease, which commenced in October 2004. The monthly rental will be adjusted every five years in accordance with a formula based on the Consumer Price Index, provided that the monthly rental payment for any lease period may not vary by more than 3% from the monthly rental payment in the immediately preceding lease period. The Bank has the option to purchase the property at its fair market value at the time the option is exercised.
Of the 28 banking branches, five of the buildings and the land on which they are located are owned and 23 buildings and the land on which they are located are leased. The operations center, the maintenance center, and the land on which they are located are leased.
Item 3. Legal Proceedings.
Actions Related to 2006 Annual Meeting
On March 3, 2006, certain shareholders of the Company, namely Seidman and Associates, L.L.C., Lawrence B. Seidman and Dennis Pollack, filed a Verified Complaint and Order to Show Cause in the Superior Court of New Jersey, Chancery Division, Passaic County, against the Bank, its directors and certain former directors. The plaintiffs are disputing the validity of the actions taken by the Company’s board of directors in December 2005, to reduce the size of the board from fifteen to thirteen, and in January 2006, to include certain qualifications for directors and director nominees in the Company’s By-laws. Specifically, the plaintiffs have asked the court to order four members of the board to stand for election at the 2006 annual meeting of shareholders, to invalidate the director qualification By-law the Company adopted in January 2006, and to declare that Lawrence B. Seidman and Dennis Pollack are qualified to serve as directors, if elected at the 2006 annual meeting of shareholders. The Company and the named defendants are defending the actions of the Company’s board.
Regulatory Matters
On August 31, 2005, the Bank entered into a formal agreement with the OCC regarding the Bank’s operations, maintaining specified capital levels, obtaining prior approvals of dividend payments, and other concerns identified in the OCC’s Report of Examination for the examination that commenced on January 3, 2005. The agreement also encompasses activities initiated earlier in 2005 by the Bank to strengthen its board and management supervision, and internal audit and risk management processes. Under the agreement, the Bank will not be deemed to be “well capitalized” for certain regulatory purposes. Such capital category may not, however, accurately represent the Bank’s general financial condition or prospects. As a result of the agreement, the Bank is not eligible to establish or acquire a financial subsidiary to engage in expanded financial activities such as securities and insurance brokerage. In addition, the Company has elected to decertify as a “financial holding company” within the meaning of the Bank Holding Company Act. A “financial holding company’ may affiliate with financial companies, such as merchant banking, securities and insurance firms, that engage in a broader range of activities than previously permitted for bank holding companies. Neither of these actions will impact current activities and operations of the Company or the Bank.
On January 3, 2006, the OCC commenced its annual examination for the annual period ended September 30, 2005. The OCC’s Report of Examination for this examination is expected to be received by the Bank in the second quarter of 2006. While we believe that we have made significant progress in addressing the concerns raised by the OCC, we do not expect the OCC to terminate its formal agreement with the Bank at this time.
On January 27, 2006, based primarily on the condition of the Bank, as determined by the OCC at the examination for the annual period ended September 30, 2004, as well as other information, the Federal Reserve Bank of Philadelphia issued a supervisory letter to the Company. The supervisory letter sets forth certain provisions with respect to which the Reserve Bank has requested our compliance, including obtaining prior approvals of dividend payments and any indebtedness other than indebtedness incurred in the ordinary course of business, as well as refraining from purchasing or redeeming any shares of our stock.
Other Legal Proceedings
Apart from the matters discussed above, the Company and the Bank are party, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from our business. We do not consider that any such proceedings depart from usual routine litigation, and in our judgment, our consolidated financial position or results of operations will not be affected materially by the final outcome of any pending legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded in the Nasdaq National Market under the symbol “YANB.” The following table shows, by quarter, the high and low closing sales prices of our common stock in the Nasdaq National Market during 2004 and 2005.

2005 Quarter	High	Low	Close

First	$33.83	$31.41	$32.75
Second	33.36	32.34	35.75
Third	36.95	34.68	35.25
Fourth	38.04	33.10	34.65

2004 Quarter

First	$26.00	$23.50	$24.70
Second	25.53	23.80	24.95
Third	29.88	23.21	29.10
Fourth	35.05	29.35	34.26

Holders
As of December 31, 2005, our common stock was held by approximately 3,400 holders of record, which included approximately 700 registered holders and an estimate of individual participants who held our common stock through registered clearing agencies and their nominees.
Dividends
In 2004, the Company paid four quarterly cash dividends on its common stock in the aggregate amount of $4.8 million. In 2005, the Company paid four quarterly cash dividends on its common stock in the aggregate amount of $4.9 million. Dividends paid per share in 2005 totaled $0.46. Cash dividends are generally paid quarterly or four times a year. In the first quarter of 2006, the Company paid a cash dividend in the amount of $0.115 per share on the common stock. Because substantially all of the funds available for the payment of cash dividends are derived from the Bank, future cash dividends will depend primarily upon the Bank’s earnings, financial condition, need for funds, and government policies and regulations applicable to both the Bank and the Company. The Company has also agreed with the holders of the trust preferred securities issued by subsidiary trusts (see Note 8 of the Notes to Consolidated Financial Statements) that the Company will not pay dividends if an event of default should occur (and remain uncured) under the terms of the trust preferred securities. As of December 31, 2005, the net profits of the Bank available for distribution to the Company as dividends without regulatory approval were approximately $33.0 million. The Company expects to pay quarterly cash dividends for the remaining three quarters in 2006 to holders of common stock, subject to the conditions described above.
Pursuant to the supervisory letter we received from the Federal Reserve Bank of Philadelphia, the Company may not declare or pay any dividend without the prior approval of the Reserve Bank. In addition, the Bank’s formal agreement with the OCC provides that the Bank may not declare or pay any dividend to the Company without the prior written approval of the OCC. In the event that the Bank was unable to pay dividends, it would adversely affect the Company’s ability to pay dividends. While we cannot ensure that we will receive the necessary approvals, we do not believe that the Reserve Bank supervisory letter or the Bank’s formal agreement with the OCC will materially limit our ability to pay future dividends on our common stock. For additional discussion of the supervisory letter and formal agreement, see Part I, Item 3. “Legal Proceedings.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides certain information as of December 31, 2005, with respect to compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance.

Number of shares
remaining available for
	Number of shares to be	Weighted-average exercise	future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan category	warrants and rights	rights	reflected in first column)

Equity compensation plans approved by security holders (1)	856,983	$ 17.09	746,974

Equity compensation plans not approved by security holders	—	—	—

Total	856,983	$ 17.09	746,974

(1)	These plans consist of the Yardville National Bancorp 1997 Stock Option Plan, the 2003 Director Plan and the 2005 Equity Incentive Plan.

Item 6. Selected Financial Data.
The following table sets forth certain historical financial data with respect to the Company and should be read in conjunction with the consolidated financial statements and related notes thereto included in this report.

	At or for the year ended December 31,
	2005	2004	2003	2002	2001

Statement of Income
(in thousands)
Interest income	$170,267	$139,864	$121,469	$120,259	$119,044
Interest expense	87,054	69,145	68,289	73,776	82,909

Net interest income	83,213	70,719	53,180	46,483	36,135
Provision for loan losses	10,530	9,625	9,360	4,375	3,925
Securities gains, net	862	1,297	1,513	3,084	3,182
Other non-interest income	6,628	6,682	6,581	5,220	4,855
Non-interest expense	49,602	42,649	38,159	31,044	29,052

Income before income tax expense	30,571	26,424	13,755	19,368	11,195
Income tax expense	9,637	7,899	3,446	5,364	2,642

Net income	$20,934	$18,525	$10,309	$14,004	$8,553

Balance Sheet
(in thousands, except per share data)
Assets	$2,956,731	$2,805,917	$2,431,193	$2,232,468	$1,944,399
Loans	1,972,840	1,782,592	1,443,355	1,195,143	1,007,973
Allowance for loan losses	22,703	20,116	17,295	16,821	13,542
Securities	830,694	880,782	866,693	876,365	813,246
Deposits	1,972,717	1,810,004	1,483,809	1,272,286	1,092,690
Subordinated debentures	62,892	62,892	47,428	33,510	33,510
Borrowed funds	718,120	753,130	738,080	757,711	707,113
Stockholders’ equity	177,458	160,158	143,557	145,939	93,245

Per Share Data
Net income — basic	$1.97	$1.77	$0.99	$1.72	$1.13
Net income — diluted	1.89	1.71	0.97	1.68	1.11
Cash dividends	0.46	0.46	0.46	0.44	0.44
Stockholders’ equity (book value)	16.35	15.27	13.80	14.08	11.68

Other Data
Average shares outstanding — basic	10,609	10,455	10,391	8,124	7,601
Average shares outstanding — diluted	11,057	10,861	10,651	8,319	7,678

Selected Financial Data (cont.)

	At or for the year ended December 31,
	2005	2004	2003	2002	2001

Financial Ratios
Return on average assets	0.72%	0.70%	0.44%	0.67%	0.48%
Return on average stockholders’ equity	12.57	12.38	7.09	13.45	9.86
Net interest margin	2.98	2.76	2.35	2.29	2.10
Net interest margin (1)	3.05	2.83	2.42	2.36	2.17
Efficiency ratio	54.69	54.19	62.28	56.66	65.77
Efficiency ratio (1)	53.21	53.06	60.87	55.40	62.23
Total loans to total assets	66.72	63.53	59.37	53.53	51.84

Capital Ratios
Average stockholders’ equity to average assets	5.76	5.64	6.19	4.97	4.85
Dividend payout ratio	23.88	26.00	46.46	25.32	39.06
Tier 1 leverage ratio	8.32	7.62	7.79	7.76	6.45
Tier 1 capital as a percentage of risk-weighted assets	10.82	10.09	11.05	11.84	10.03
Total capital as a percentage of risk-weighted assets	11.82	11.42	12.07	13.00	11.25

Asset Quality Ratios
Allowance for loan losses to total loans	1.15	1.13	1.20	1.41	1.34
Net loan charge offs to average total loans	0.42	0.42	0.67	0.10	0.15
Nonperforming loans to total loans	0.94	0.56	0.74	0.52	0.51
Nonperforming assets to total loans and other real estate owned	0.94	0.56	0.74	0.61	0.74
Nonperforming assets to total assets	0.63	0.36	0.44	0.33	0.38
Allowance for loan losses to nonperforming assets	121.97	201.00	162.55	229.73	181.67
Allowance for loan losses to nonperforming loans	121.97%	201.00%	162.55%	268.11%	264.23%

Market Price Per Share of Common Stock
Closing	$34.65	$34.26	$25.74	$17.24	$12.50
High closing	38.04	35.05	25.90	21.20	14.45
Low closing	31.41	23.21	16.30	12.25	10.96

(1) The net interest margin and efficiency ratio are also presented on a tax equivalent basis. We believe that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Although we believe that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Average Balances, Yields and Costs.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The purpose of this discussion and analysis is to provide the reader with information pertinent to understanding and assessing Yardville National Bancorp’s results of operations for each of the past three years and financial condition for each of the past two years, as well as selected data for the past five years. Throughout this annual report the terms “YNB,” “Company,” “we,” “us,” “our,” and “corporation” will refer to Yardville National Bancorp, our wholly owned banking subsidiary The Yardville National Bank (the “Bank”), and other subsidiaries as a consolidated entity, except where noted. The following discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.
Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of YNB. These forward-looking statements involve certain risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are set in Part I, Item 1, on page 3.
Critical Accounting Policies and Estimates
Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In the preparation of our consolidated financial statements we are required to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.
YNB’s significant accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Note 1 of the Notes to Consolidated Financial Statements contains a summary of our significant accounting policies. Two of these policies, governing the allowance for loan losses and income taxes, are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed and approved these critical accounting policies and has discussed these policies with the Audit Committee.
The allowance for loan losses represents management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate allowance for loan losses. The allowance for loan losses is determined based on our assessment of several factors. Those factors include reviews and evaluations of specific loans, current economic conditions, historical loan loss experience and the level of classified and nonperforming loans. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as estimate losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Note 1 of the Notes to Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses.
We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for the estimated future tax consequences, which require judgment of events that have been recognized in our consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact YNB’s consolidated financial statements or results of operations. Notes 1 and 9 of the Notes to Consolidated Financial Statements include further explanation on the accounting for income taxes.
Results of Operations
2005 Executive Summary
Yardville National Bancorp is a $2.96 billion holding company headquartered in Hamilton, New Jersey. During 2005 we celebrated the 80th anniversary of our founding as a community bank. We provide a broad range of lending, deposit, and other financial products and services. Our strength and emphasis is reflected in our origination of commercial real estate and commercial and industrial lending to small to mid-sized businesses. Headquartered in Mercer County since 1925, we offer relationship-based community banking to customers throughout New Jersey and Eastern Pennsylvania. Our commitment is to provide quality products and exceptional service to customers, while building long-term, sustainable shareholder value by expanding and extending the YNB franchise into demographically strong markets.
Located in the dynamic Central New Jersey business corridor connecting New York City and Philadelphia, we operate 28 full-service branches through our wholly-owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex, Burlington, and Ocean Counties in New Jersey and Bucks County, Pennsylvania.
We generate substantially all of our income from our loan and securities portfolios. Our earning asset base is primarily funded through deposits, and to a lesser degree, borrowed funds. Increasing net interest income is critical in reaching our financial objectives. To accomplish our objectives, we must actively manage our cost of funds and effectively price and expand our loan portfolio in competitive markets. Our focus as a commercial business lender provides continued opportunities to generate higher yielding earning assets. As a result, we continue to execute our retail strategy, which includes the opening of branches in new markets to generate and provide lower cost deposits to fund our growth. In addition to opening new branches in an expanded geographic area, our retail strategy focuses on reinforcing our brand image through consistent marketing campaigns and the continued introduction of new products and enhanced services to attract new customers and retain current ones. This strategy, however, requires investment of resources in people, facilities, marketing and technology. Results have been positive but we have not yet fully realized all of the benefits of this continuing strategic objective.
During 2005, as part of our retail strategy, we opened four new branches, three in our Mercer County market and one in Morrisville, Pennsylvania, our second in Bucks County. In January 2006 we opened our first branch in Ocean County, New Jersey. We introduced Simply Better SavingsSM to our markets in early 2005 and continued to enhance our brand image and products and services throughout the year. Looking forward in 2006 we expect to open additional branches in our emerging Hunterdon and Middlesex County markets. In early 2006, we introduced our Simply Better Money MarketSM product throughout our branch network. We believe continuing to grow our commercial loan business, expanding our geographic footprint and attracting lower cost deposits will provide us the best opportunity to enhance profitability and the value of the YNB franchise.
On August 31, 2005, the Bank entered into a formal agreement with the OCC which sets forth certain understandings regarding our operations, including meeting and maintaining specified capital levels, obtaining prior approval of dividend payments, and addressing other concerns identified in the OCC’s Report of Examination for the examination that commenced on January 3, 2005, using financial information as of September 30, 2004. We initiated actions early in 2005 to address certain concerns which were later set forth in the agreement. These actions included strengthening Board and management supervision and internal audit and credit processes, including problem loan management. Following the execution of the agreement, the Board formed a Compliance Committee which overseas all aspects of compliance with the provisions of the agreement.
On November 3, 2005, we completed a private offering of our common stock to certain accredited investors including members of the Board of Directors, in order to comply with the capital levels specified in the OCC agreement. Yardville National Bancorp raised slightly more than $8.7 million in this offering and contributed it to the Bank.
We believe that the actions we took in 2005 both before and after the date of the agreement, constitute significant progress in addressing the concerns raised in the referenced examination.
YNB generated double digit increases in net income and earnings per share in a competitive market and challenging regulatory environment in 2005. We earned net income of $20.9 million or $1.89 per diluted share for the year ended December 31, 2005, compared to $18.5 million or $1.71 per diluted share for the year ended December 31, 2004. This represents an increase of 13.0% and 10.5%, respectively. The level of improvement in diluted earnings per share was negatively impacted by the additional shares issued in the fourth quarter of 2005. The increase in net income was primarily attributable to solid net interest income growth of $12.5 million, or 17.7%, primarily due to consistent commercial loan growth and a 22 basis point increase in our tax equivalent net interest margin to 3.05%. Partially offsetting the improvement was a $7.0 million increase in non-interest expense and higher income tax expense.

Return on average assets modestly improved to 0.72%, compared with 0.70% in 2004, while return on average stockholders’ equity increased to 12.57% in 2005 compared to 12.38% in 2004.
During 2005, total loans increased $190.2 million, or 10.7%, to $1.97 billion. Nonperforming assets increased to $18.6 million or 0.63% of total assets at December 31, 2005, compared to $10.0 million, or 0.36%, at the same date in 2004. Contributing to the increase in nonperforming assets in 2005 was an $8.7 million commercial loan relationship that became nonperforming in the fourth quarter. Net loan chargeoffs were $7.9 million for 2005 compared to $6.8 million for 2004.
In 2005, Simply Better Savings was a primary contributor to the increase in deposits for the year. Total deposits increased $162.7 million or 9.0% to $1.97 billion from $1.81 billion at December 31, 2004. Led by the growth in Simply Better Savings, saving deposits increased $204.9 million to $298.5 million. This growth resulted from new customers attracted to the Bank as well as existing depositors shifting their balances. As a result, interest bearing demand deposits and money markets decreased 30.7% and 23.3%, respectively. In addition, as interest rates rose throughout the year, CDs or time deposits became more attractive to depositors relative to other deposits. Time deposits increased 26.8% to $811.6 million at year-end 2005.
Our non-interest expense increased 16.3% due primarily to the increase in salaries and employee benefits. Staffing, and the related benefits costs, increased during 2005 due to our continued branch expansion and overall growth. We have further strengthened staffing to support audit, compliance and loan and credit administration. As we have grown, our efficiency ratio has remained relatively stable at 54.7% for 2005 compared to 54.2% for 2004. Growth in net interest income has helped offset the impact of higher expenses and lower non-interest income.
We positioned our balance sheet in 2005 to take advantage of gradually increasing interest rates experienced during the year. We are currently reviewing strategies to position the balance sheet for a lower interest rate environment to minimize the potential risk to net interest income should interest rates decline in late 2006 or early 2007. While the commercial lending landscape remains a challenge due to a flat yield curve and strong competition for quality loans, we remain optimistic about our loan growth for 2006. We believe that we will continue to have opportunities to broaden our lending base by attracting quality commercial borrowers in new markets in 2006. We will also continue to expand our retail footprint and attract lower cost core deposits. We believe this should contribute to a modestly higher net interest margin, improved financial performance and ultimately, increased franchise value during 2006.
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
The following table sets forth an analysis of net interest income by each major category of average interest earning assets and interest bearing liabilities and the related yields and costs for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. Average yields for each year are derived by dividing income by the average balance of the related assets, and average costs are derived by dividing expense by the average balance of the related liabilities. The yields and costs include fees, costs, premiums and discounts, which are considered adjustments to interest rates.

Financial Summary
Average Balances, Yields and Costs

	December 31, 2005			December 31, 2004
			Average			Average
	Average		Yield/	Average		Yield/
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost

INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$30,534	$1,027	3.36%	$25,545	$371	1.45%
Federal funds sold	23,112	730	3.16	26,198	347	1.32
Securities	860,430	40,826	4.74	879,794	38,640	4.39
Loans (1)	1,880,166	127,684	6.79	1,626,477	100,506	6.18

Total interest earning assets	$2,794,242	$170,267	6.09%	$2,558,014	$139,864	5.47%

NON-INTEREST EARNING ASSETS:
Cash and due from banks	$32,939			$29,026
Allowance for loan losses	(21,823)			(18,805)
Premises and equipment, net	10,716			11,200
Other assets	76,561			73,045

Total non-interest earning assets	98,393			94,466

Total assets	$2,892,635			$2,652,480

INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$985,346	$20,757	2.11%	$880,130	$12,929	1.47%
Certificates of deposit of $100,000 or more	208,521	6,992	3.35	161,065	4,165	2.59
Other time deposits	497,530	16,432	3.30	460,694	12,269	2.66

Total interest bearing deposits	1,691,397	44,181	2.61	1,501,889	29,363	1.96
Borrowed funds	740,075	38,114	5.15	738,110	36,071	4.89
Subordinated debentures	62,892	4,759	7.57	55,718	3,711	6.66

Total interest bearing liabilities	$2,494,364	$87,054	3.49%	$2,295,717	$69,145	3.01%

NON-INTEREST BEARING LIABILITIES:
Demand deposits	$209,179			$185,443
Other liabilities	22,520			21,679
Stockholders’ equity	166,572			149,641

Total non-interest bearing liabilities and stockholders’ equity	$398,271			$356,763

Total liabilities and stockholders’ equity	$2,892,635			$2,652,480

Interest rate spread (2)			2.60%			2.46%

Net interest income and margin (3)		$83,213	2.98%		$70,719	2.76%

Net interest income and margin (tax equivalent basis) (4)		$85,187	3.05%		$72,397	2.83%

(1)	Loan origination fees are considered an adjustment to interest income. For purposes of calculating loan yields, average loan balances include nonaccrual balances with no related interest income.

(2)	The interest rate spread is the difference between the average yield on interest earning assets and average rate paid on interest bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	In order to make pre-tax income and resultant yield on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using the appropriate Federal income tax rate for the period and has the effect of increasing interest income by $1,974,000, $1,678,000, $1,419,000, $1,245,000, and $1,062,000 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

December 31, 2003			December 31, 2002			December 31, 2001

		Average			Average			Average
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

$10,383	$121	1.17%	$2,887	$60	2.08%	$3,816	$171	4.48%
48,102	523	1.09	72,790	1,157	1.59	74,624	2,765	3.71
878,698	35,296	4.02	864,895	43,647	5.05	748,182	45,700	6.11
1,323,243	85,529	6.46	1,085,306	75,395	6.95	891,957	70,408	7.89

$2,260,426	$121,469	5.37%	$2,025,878	$120,259	5.94%	$1,718,579	$119,044	6.93%

$25,428			$22,965			$21,026
(17,060)			(14,771)			(11,583)
12,085			11,363			10,081
67,005			51,198			52,288

87,458			70,755			71,812

$2,347,884			$2,096,633			$1,790,391

$662,262	$10,834	1.64%	$469,985	$11,228	2.39%	$318,595	$9,931	3.12%
137,168	4,014	2.93	148,119	5,184	3.50	129,340	7,581	5.86
457,717	14,521	3.17	469,858	17,747	3.78	453,747	27,085	5.97

1,257,147	29,369	2.34	1,087,962	34,159	3.14	901,682	44,597	4.95
742,877	35,799	4.82	735,201	36,403	4.95	644,690	35,264	5.47
40,395	3,121	7.73	33,700	3,214	9.54	32,058	3,048	9.51

$2,040,419	$68,289	3.35%	$1,856,863	$73,776	3.97%	$1,578,430	$82,909	5.25%

$139,332			$118,154			$104,577
22,728			17,493			20,617
145,405			104,123			86,767

$307,465			$239,770			$211,961

$2,347,884			$2,096,633			$1,790,391

		2.02%			1.97%			1.68%

	$53,180	2.35%		$46,483	2.29%		$36,135	2.10%

	$54,599	2.42%		$47,728	2.36%		$37,197	2.16%

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
RATE/VOLUME ANALYSIS

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease)			Increase (Decrease)
	Due to changes in:			Due to changes in:

(in thousands)	Volume	Rate	Total	Volume	Rate	Total

INTEREST EARNING ASSETS:
Interest bearing deposits with other banks	$85	$571	$656	$215	$35	$250
Federal funds sold	(45)	428	383	(271)	95	(176)
Securities	(859)	3,045	2,186	45	3,299	3,344
Loans (1)	16,645	10,533	27,178	18,826	(3,849)	14,977

Total interest income	15,826	14,577	30,403	18,815	(420)	18,395

INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	1,686	6,142	7,828	3,305	(1,210)	2,095
Certificates of deposit of $100,000 or more	1,416	1,411	2,827	650	(499)	151
Other time deposits	1,038	3,125	4,163	94	(2,346)	(2,252)

Total deposits	4,140	10,678	14,818	4,049	(4,055)	(6)
Borrowed funds	97	1,946	2,043	(235)	507	272
Subordinated debentures	508	540	1,048	1,066	(476)	590

Total interest expense	4,745	13,164	17,909	4,880	(4,024)	856

Net interest income	$11,081	$1,413	$12,494	$13,935	$3,604	$17,539

(1)	Loan origination fees are considered adjustments to interest income.

During 2005 we continue to improve our net interest margin. The table below lists various components relating to our net interest margin by quarter for 2005 and 2004.

	2005				2004

	4th	3rd	2nd	1st	4th	3rd	2nd	1st
	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr	Qtr

Interest Earning Assets:
Interest bearing deposits with banks	4.18%	3.54%	3.08%	2.47%	2.10%	1.52%	0.94%	1.00%
Federal funds sold	3.98	3.45	2.94	2.43	1.99	1.39	0.97	0.98
Securities	4.84	4.76	4.71	4.67	4.53	4.49	4.30	4.24
Loans	7.12	6.91	6.69	6.40	6.33	6.16	6.06	6.15

Total interest earning assets	6.39%	6.16%	6.02%	5.78%	5.65%	5.49%	5.35%	5.36%

Interest Bearing Liabilities:

Total interest bearing deposits	3.02%	2.75%	2.45%	2.19%	2.03%	1.92%	1.89%	1.97%
Borrowed funds	5.24	5.26	5.07	5.02	5.01	4.91	4.82	4.81
Subordinated debentures	8.13	7.74	7.35	7.04	6.72	6.39	6.77	6.83

Total interest bearing liabilities	3.78%	3.60%	3.38%	3.18%	3.07%	2.98%	2.95%	3.05%

Interest rate spread	2.61%	2.56%	2.64%	2.60%	2.58%	2.51%	2.40%	2.31%
Net interest margin	3.03	2.94	3.00	2.94	2.90	2.82	2.70	2.62
Net interest margin (tax equivalent basis)	3.10	3.01	3.07	3.01	2.97	2.89	2.76	2.69

Net interest income, on a tax equivalent basis, increased 17.7% to $85.2 million for 2005, compared to $72.4 million for 2004. The increase is primarily attributable to the increased volume and rate on average loans, partially offset by the higher volume and cost of interest bearing deposits.
The Federal Open Market Committee (FOMC) increased short-term interest rates 25 basis points each of the eight times it met in 2005, raising the Fed funds rate from 2.25% to 4.25%. YNB’s balance sheet throughout 2005 was asset sensitive and, as a result, net interest income and the margin moved higher. Longer-term interest rates did not increase as the FOMC moved short-term rates higher. The flattening of the treasury yield curve, to varying degrees, limited further improvement in our tax equivalent net interest margin, impacting our fixed rate commercial loan pricing and limiting the increase in our securities yields.
In 2005, interest income rose to $170.3 million, or 21.7%, from $139.9 million in 2004, primarily due to higher interest income on loans. Average interest earning assets increased $236.2 million or 9.2% to $2.79 billion in 2005 from $2.56 billion in 2004. Loans averaged $1.88 billion for 2005, an increase of $253.7 million or 15.6% compared to $1.63 billion for 2004. During 2005, interest and fees on loans increased $27.2 million, or 27.0%, as loan yields increased by 61 basis points to 6.79% from 6.18% for 2004. The principal factor driving loan yields higher in 2005 was our floating rate commercial loans. Approximately 47% of our commercial loan portfolio had floating interest rates at December 31, 2005, typically tied to the prime rate of interest. In 2005, the average prime rate increased to 6.19% compared to 4.35% in 2004. Approximately $631.2 million of our floating rate commercial loans have caps. Floating rate commercial loans that have reached their caps totaled $159.0 million. These loans, as well as other floating rate loans, would have the effect of restricting the growth in interest income should the prime rate of interest continue to move higher. We do expect loan yields to continue to move higher during 2006 as additional rate increases are expected in the first half of the year.
Average securities declined $19.4 million or 2.2% to $860.4 million in 2005 from $879.8 million in 2004. Due to a 2005 portfolio yield of 4.74%, 35 basis points higher than 2004, interest on securities increased $2.2 million from 2004 and contributed to higher net interest income levels. Based on the repricing characteristics of our balance sheet, securities, principally mortgage-

backed securities, were purchased with modestly longer durations at or close to par. The result was a consistent portfolio yielded, in spite of a flat yield curve, without taking excessive interest rate risk.
The combination of greater average interest bearing liabilities, primarily interest bearing deposits, and increased average costs due to the higher interest rate environment, resulted in a $17.9 million or 25.9% increase in interest expense. Average interest bearing liabilities rose $198.6 million to $2.49 billion, while overall funding costs rose just 48 basis points to 3.49% during 2005 or only 24% of the 200 basis point increase in the Federal funds rate during that same period.
We continued the execution of our retail strategy in 2005 with the ongoing objective of effectively managing our cost of funds by attracting lower cost deposits through a larger geographic footprint. In 2005, average savings, money markets and interest bearing demand deposits grew $105.2 million or 12.0% to $985.3 million, principally due to growth in our Simply Better Savings product. To a somewhat lesser extent, average time deposits, including CDs of $100,000 or more, increased $84.3 million or 13.6% to $706.1 million in 2005 compared to $621.8 million in 2004. We increased time deposit rates during 2005 due to the interest rate environment, funding needs and competitive factors. Interest expense on interest bearing deposits rose $14.8 million or 82.7% of the total increase in interest expense on average interest bearing liabilities. The growth in average non-interest bearing demand deposits of $23.7 million or 12.8% to $209.2 million in 2005 contributed positively to our net interest margin.
Average borrowed funds and subordinated debentures increased $2.0 million and $7.2 million, respectively, while related interest costs increased by 26 and 91 basis points to 5.15% and 7.57%, respectively. During 2004 and into 2005 we strategically replaced floating rate Federal Home Loan Bank advances with fixed rate advances as interest rates were rising. This initiative, in effect, limited the increase in the cost of these funds, which had a positive impact on net interest income and the margin in 2005 and we expect this impact to continue into 2006. We had $62.9 million in outstanding subordinated debentures, of which $41.2 million had floating interest rates tied to spreads over LIBOR, which is the primary cause for the increase in interest expense of $1.0 million as rates rose during 2005.
In summary, our solid financial performance in 2005 was primarily the result of greater net interest income due, in part, to a higher net interest margin. By effectively pricing our commercial loans and attracting a better mix of deposits in our new and existing branches we have continued to move our tax-equivalent margin higher. The net interest margin, on a tax equivalent basis, increased 7.8% or 22 basis points to 3.05% for the twelve months ended December 31, 2005 compared with 2.83% for the same period in 2004. Nonaccrual loans averaged $11.1 million in 2005 compared to $10.3 million in 2004. Had these nonaccrual loans performed at original contract terms, we would have recognized additional interest income of approximately $825,000 in 2005 compared to $600,000 in 2004 and our tax equivalent margin would have been higher by three basis points in 2005 and two basis points in 2004.
We expect the challenge of strong competition for commercial loans and deposits to continue in 2006. As short term treasury rates have moved higher and long term rates have remained relatively unchanged, this flattening of the yield curve has impacted earning asset spreads as YNB’s cost of funds moved higher. Despite these challenges, we believe our net interest margin should modestly improve during 2006, which is expected to help us achieve our profitability goals. Our formula for success is dependent on meeting commercial loan growth targets and effectively managing our cost of funds by continuing to execute our retail strategy. In 2006, we will continue to open branches in new and developing markets, promote our brand image, and market YNB’s attractive core deposit products like the recently introduced Simply Better Money Market in addition to our established Simply Better Savings and Checking product offerings. We expect short term rates to peak in 2006 and are reviewing strategies to reduce FHLB advances, if liquidity levels allow, or change the repricing characteristics of these advances from fixed to floating using interest rate swaps in anticipation of lower interest rates. We are beginning to position our balance sheet to protect net interest income in a lower interest rate environment. We believe this strategy will give us the best opportunity to increase profitability and franchise value in 2006.
Provision for Loan Losses
We provide for loan losses by a charge to current income to maintain the allowance for loan losses at an adequate level determined according to our documented allowance adequacy methodology. The provision for loan losses for the year ended December 31, 2005 was $10.5 million compared to $9.6 million for 2004. The $905,000 higher provision is primarily the result of the increased level of net charge-offs. Net charge-offs were 0.42% of average loans for the years ended December 31, 2005 and 2004. The allowance for loan losses increased by $2.6 million to $22.7 million at December 31, 2005 compared to $20.1 million at the end of 2004. The allowance for loan losses as a percentage of total loans was 1.15% at December 31, 2005 compared with 1.13% at December 31, 2004. See Management’s Discussion of Asset Quality and Allowance for Loan Losses under the heading “Review of Financial Condition.”
Non-Interest Income
We earn fee and other income primarily from service charges on deposit accounts and other banking products and services, and this continues to be a large component of our non-interest income. We also derive non-interest income from income on bank owned life insurance (BOLI) and net securities gains. For 2005, non-interest income totaled $7.5 million, a decrease of $489,000, or 6.1% from 2004. Non-interest income represented 4.2% and 5.4% of total interest income and non-interest income for 2005 and 2004, respectively.
Non-interest income, excluding net securities gains, declined modestly by $54,000 or 0.8% to $6.6 million for 2005 compared to $6.7 million for 2004. The decline is principally due to lower service charge income partially offset by increased other service fee income.
The components of non-interest income for the three-year period ended December 31, 2005 are presented in the following table.

	Year ended December 31,
(in thousands)	2005	2004	2003

Service charges on deposit accounts	$2,819	$3,134	$2,388
Other service fees	1,886	1,495	1,384
Income on bank owned life insurance	1,651	1,766	2,036
Securities gains, net	862	1,297	1,513
Investment and insurance fees	92	89	72
Other non-interest income	180	198	701

Total	$7,490	$7,979	$8,094

Service charges on deposit accounts continue to represent the largest single source of our non-interest income. Service charges on deposit accounts decreased $315,000 or 10.1%, mainly due to a lower volume of overdraft activity. In addition, to make certain product offerings more competitive, we have modified these products, which has also reduced service charge income.
Other service fee income totaled $1.9 million in 2005, an increase of $391,000 or 26.2% when compared to $1.5 million in 2004. Other service fee income is primarily composed of prepayment penalties on loans, automated teller machine fees, VISA debit income and wire transfer fees. In 2005, the increase was primarily attributable to the collection of prepayment penalties on commercial loans of approximately $460,000.
With no additional purchases of Bank Owned Life Insurance (BOLI) in 2005, our investment in BOLI totaled $46.2 million at year-end. BOLI assets are single premium policies purchased to offset the costs of deferred compensation plans and other employee benefits. Income on BOLI is tax-free, providing an attractive rate of return while reducing our overall effective tax rate. Income on BOLI was $1.7 million in 2005, a decrease of 6.5% compared to $1.8 million in 2004. The decline in income is a result of a lower interest crediting rate for 2005 applicable to BOLI assets.
Net securities gains totaled $862,000 during 2005 compared to $1.3 million in 2004. The comparable lower level of net gains realized in 2005 compared to 2004 was primarily due to a lower level of sales in 2005 compared to 2004.

During 2005 we repositioned or sold securities to achieve asset and liability objectives, which included enhancing future interest income, liquidity needs and managing interest rate risk.
While non-interest income was not a significant part of overall revenues in 2005, we believe the actions we are taking to expand our retail and commercial customer bases should begin to translate into comparatively higher levels of non-interest income in the future. In 2006 we expect to generate additional non-interest income through fee collection, cash management services revenue and the increased usage of electronic banking services.
Non-interest expense
In 2005, non-interest expense totaled $49.6 million, an increase of $6.9 million or 16.3%, compared to $42.7 million in 2004. The largest increases in non-interest expense in 2005 were primarily in salaries and employee benefits, occupancy and marketing expenses. To a lesser extent, audit and examination fees, outside services and processing fees, and attorney’s fees also contributed to higher non-interest expenses in 2005.
Our efficiency ratio, which provides a measure of our operating efficiency, is total non-interest expense as a percentage of the sum of net interest income plus non-interest income. We also measure our efficiency ratio on a tax equivalent basis. Our efficiency ratio was slightly higher in 2005, finishing the year at 54.7% compared to 54.2% in 2004. On a tax equivalent basis, our efficiency ratio was 53.5% and 53.1% for 2005 and 2004, respectively. Our efficiency ratio for 2005 was basically unchanged as expenses associated with our retail strategy, additional expenses associated with our growth and to a lesser extent, the costs associated with meeting regulatory requirements were in line with our growth in net interest income. Based on projected growth in branches and expenses associated with our retail strategy, our efficiency ratio could move modestly higher in 2006.
The following table presents the major components of non-interest expense for the years ended December 31, 2005, 2004, and 2003.

	Year ended December 31,

(in thousands)	2005	2004	2003

Salaries and employee benefits	$27,654	$23,476	$21,433
Occupancy expense, net	4,934	4,283	3,934
Equipment expense	3,173	3,123	2,955
Marketing	2,224	1,768	1,661
Outside services and processing fees	1,773	1,483	819
Audit and examination fees	1,323	1,032	725
Directors and committee fees	1,004	1,355	346
Communication and postage	981	938	844
Stationery and supplies	941	757	908
Attorneys’ fees	662	509	408
Insurance	563	393	480
Amortization of subordinated debentures expense	272	251	169
FDIC insurance premium	259	239	213
Deposit intangible amortization	204	204	17
ORE expense	79	5	194
Other	3,556	2,833	3,053

Total	$49,602	$42,649	$38,159

Salaries and employee benefits, which represent the largest portion of non-interest expense, increased $4.2 million or 17.8% to $27.7 million for the year ended December 31, 2005 compared to $23.5 million for the same period in 2004. Full time equivalent employees increased to 406 at December 31, 2005 from 364 at December 31, 2004. Salaries rose $3.3 million or 17.2% to $22.2 million in 2005, primarily due to new hires in 2005, merit pay increases and the full impact of employees hired in 2004. Staffing additions in 2005 and 2004 resulted from our continued branch expansion, enhanced regulatory compliance and risk management. Benefits expense increased 20.1%, principally due to higher health benefit costs and payroll taxes associated with the increase in full time employees. Also contributing to the increase in benefits expense were costs associated with our executive deferred compensation plan.
Net occupancy expense increased $651,000 or 15.2% to $4.9 million in 2005 from $4.3 million in 2004. The increase was principally due to costs associated with our branch expansion, including rent, taxes and associated maintenance costs. Occupancy costs are expected to rise in 2006 as we continue to open new branches as part of our retail strategy and operate a larger branch network.
By consistently promoting our new branches, while marketing our products and services and enhancing our brand image, we have attracted new depositors to YNB. We believe marketing is an important component of our retail strategy. As a result, marketing expenses increased 25.8% to $2.2 million in 2005, compared to $1.8 million in 2004.
Outside services and processing expenses, audit and examination fees, and attorney fees increased 19.6%, 28.2%, and 68.4% to $1.8 million, $1.3 million, and $662,000, respectively. Outside services and processing expenses include services provided by third parties, outsourced services and consulting fees. The increase in outside services and processing fees primarily resulted from increased consulting costs related to regulatory compliance. The higher audit and examination fees resulted from costs associated with Section 404 of the Sarbanes-Oxley Act of 2002, or “SOX 404,” compliance and tax services. Attorney fees increased due to costs associated with problem loan workout, various regulatory compliance issues and shareholder relations. In 2006, we anticipate, and have budgeted for, increased attorney’s fees associated with a proxy contest at our 2006 annual meeting of shareholders and related litigation.
Other expenses totaled $3.6 million in 2005 compared to $2.8 million in 2004. Other expenses are comprised of a variety of professional fees, expenses associated with the origination and management of loans and other operating expenses.
We will continue to make investments in technology, our retail strategy, and delivery systems to attract new customers and provide the ongoing quality products and services our customers expect.
Income Tax
We have identified accounting for income taxes as a critical accounting policy. The provision for income taxes, comprised of Federal and state income taxes, was $9.6 million for 2005, an increase of $1.7 million when compared to $7.9 million for 2004. The provisions for income taxes in 2005 and 2004 were at effective rates of 31.5% and 29.9%, respectively. The increase in the effective tax rate resulted from the greater percentage increase in taxable income compared to tax-free income.
Financial Condition
Total Assets
Total assets at December 31, 2005 were $2.96 billion, an increase of $150.8 million or 5.4%, as compared to total assets of $2.81 billion at December 31, 2004. This growth in our balance sheet is attributable to higher commercial loan balances funded primarily by deposits. Loans increased to $1.97 billion at December 31, 2005 from $1.78 billion at December 31, 2004, while deposits increased to $1.97 billion from $1.81 billion during the same time period.

The combination of our relationship banking philosophy, commercial lending strength and retail growth all contributed to our consistent asset growth in 2005. We expect loan growth to continue in 2006 as we expand our markets and promote our established and new loan products and services.
Loans
In 2005 we achieved solid loan growth of 10.7% or $190.2 million to $1.97 billion at December 31, 2005 from $1.78 billion at December 31, 2004 in a very competitive and challenging environment. Commercial real estate and commercial and industrial loans experienced growth of $98.7 million and $56.5 million, respectively in 2005. Our focus and strength as a commercial business lender was again shown in our 2005 results. We believe the combination of a strong New Jersey real estate market, increased business activity and additional loan opportunities from new and established relationships should result in continued loan growth in 2006. Commercial loans, which include commercial real estate and commercial and industrial loans, grew 10.5%, due primarily to growth in our Mercer County market and the developing Hunterdon and Middlesex markets in 2005.
While we were able to grow our loan portfolio in 2005, the growth was slower than the $339.2 million, or 23.5% loan growth we produced in 2004. The slower loan growth, principally in our commercial loan portfolio, was due to several factors, including a relatively higher level of commercial loan payoffs and a decline in commercial loan participations. Total commercial loan payoffs during 2005 totaled $252.2 million compared to $167.2 million in 2004. In addition, commercial loan participations declined $27.9 million in 2005 compared to an increase of $68.0 million in 2004.
Increased competition was reflected in aggressive pricing and terms offered by competitors in 2005. With the goal of moving our net interest margin higher, we made our lending decisions with that key financial objective in mind and did not aggressively compete for or retain business that did not meet our profitability and interest rate risk objectives. We focused our efforts on our established loan customers who value our relationship banking philosophy.
The following table reflects the composition of the loan portfolio for the five years ended December 31, 2005.
LOAN PORTFOLIO COMPOSITION

	December 31,

	2005		2004		2003		2002		2001

(In thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate Investor occupied	$596,476	30.3%	$594,799	33.4%	$432,571	30.0%	$321,583	26.9%	$255,471	25.3%
Construction and development	277,075	14.0	190,546	10.7	123,790	8.6	121,295	10.1	99,978	9.9
Owner occupied	225,823	11.4	215,313	12.1	204,539	14.2	164,450	13.8	143,767	14.3
Commercial and industrial Line of credit	375,737	19.0	301,163	16.9	218,097	15.1	207,562	17.4	164,075	16.3
Term	150,059	7.6	169,829	9.5	169,296	11.7	129,513	10.8	117,005	11.6
Demand	2,112	0.1	374	0.0	1,199	0.1	972	0.1	1,055	0.1
Residential
1-4 family	175,503	8.9	159,306	8.9	150,733	10.4	116,829	9.8	107,840	10.7
Multi- family	33,536	1.7	22,717	1.3	30,097	2.1	34,012	2.8	33,970	3.4
Consumer
Home equity	90,414	4.6	86,295	4.8	78,877	5.5	70,579	5.9	58,084	5.8
Installment	32,719	1.7	32,149	1.8	24,165	1.7	19,078	1.6	19,266	1.9
Other	13,386	0.7	10,101	0.6	9,991	0.6	9,270	0.8	7,462	0.7

Total	$1,972,840	100.0%	$1,782,592	100.0%	$1,443,355	100.0%	$1,195,143	100.0%	$1,007,973	100.0%

At December 31, 2005 commercial loans represented 82.5% of total loans compared to 82.5% in 2004. We manage risk associated with our commercial portfolio, including participations, through strict underwriting policies and procedures, diversification and diligent loan monitoring efforts. Our underwriting standards include requiring independent appraisals, periodic property inspection, analysis of the quality and experience of the organization or developer managing each property, and evaluation of the cash flow capability of the borrower to repay the loan. In addition to real estate collateral, the majority of our commercial loans are secured by business assets and most are secured by personal guarantees and other assets of the principals.
Commercial real estate loans increased by $98.7 million, or 9.9% in 2005, to $1.10 billion from $1.00 billion in 2004. The commercial real estate portfolio includes mortgage loans on owner occupied and tenanted investment properties (investor occupied), and construction and development loans. The primary area of growth in 2005 was construction and development loans, which increased by $86.5 million or 45.4% to $277.1 million at December 31, 2005. Investor and owner occupied commercial mortgages are principally secured by professional office buildings, retail stores, shopping centers and industrial developments generally with maturities of five to fifteen years. Construction and development loans primarily fund residential and commercial projects, and to a lesser extent, acquisition of land for future development. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally, construction loans have terms of one to two years, are interest only, and have floating interest rates indexed to the prime rate.
Commercial and industrial loans consist of lines of credit, term loans, and demand loans. Led by an increase of $74.6 million in lines of credit, total commercial and industrial loans grew 12.0% to $527.9 million at December 31, 2005 compared to $471.4 million for the same period in 2004. Commercial and industrial loans typically consist of loans to finance equipment, inventory, receivables, and other working capital needs of small to mid-size businesses.
The following table provides information by industry classification for our commercial and industrial loan portfolio at December 31, 2005.

		Percent of	Number
Industry Classification (balance in thousands)	Balance	balance	of loans

Real estate-related	$124,228	23.6%	257
Construction	116,493	22.1	133
Services	108,581	20.6	327
Finance and insurance	56,041	10.6	45
Retail trade	44,524	8.4	130
Individuals	28,224	5.3	81
Manufacturing	21,869	4.1	87
Wholesale trade	13,765	2.6	53
Transportation and public utilities	6,081	1.2	42
Other	8,102	1.5	24

Total	$527,908	100.0%	1,179

Our commercial and industrial loan portfolio encompasses a wide variety of industry classifications. At December 31, 2005 the largest concentrations of commercial and industrial loans were in the real estate-related, construction and services industries. However, real estate and construction related loans represented 45.6% of our commercial and industrial loan portfolio. These loans are subject to risks similar to those that impact our commercial real estate loan portfolio. The other significant industry classification is loans to the services industry. There are no significant concentrations of loans to any particular sector of the services industry. While we do not believe that these loan concentrations present any undue risk, we will continue to monitor loan concentrations by industry classification and diversify risk as we deem appropriate.

The following table provides information concerning the maturity and interest rate sensitivity of YNB’s commercial and industrial and commercial real estate-construction and development portfolios at December 31, 2005.

		After one	After
	Within	but within	five
(in thousands)	one year	five years	years	Total

Maturities:
Commercial and industrial	$286,747	$216,021	$25,140	$527,908
Commercial real estate - construction and development	155,593	99,576	21,906	277,075

Total	$442,340	$315,597	$47,046	$804,983

Type:
Floating rate loans	$381,243	$193,364	$17,005	$591,612
Fixed rate loans	61,097	122,233	30,041	213,371

Total	$442,340	$315,597	$47,046	$804,983

Residential real estate loans are comprised of 1–4 family and multi-family loans. Residential mortgages consist of first liens on owner occupied 1–4 family residences while multi-family loans primarily consist of loans secured by apartment complexes. As a participating seller and servicer of Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) we generally underwrite residential real estate loans to conform with standards required by these agencies. Residential real estate loans increased $27.0 million or 14.8% to $209.0 million at December 31, 2005 compared to $182.0 million at December 31, 2004. Residential 1-4 family loans represented $175.5 million, or 84.0% of all residential real estate loans at December 31, 2005. In 2005, residential 1-4 family and multi-family loans grew $16.2 million and $10.8 million, respectively. Generally, 1-4 family residential real estate loans are made in connection with a broader relationship. At December 31, 2005 residential loans represented less than 11% of total loans.
Consumer loans increased 6.2% to $136.5 million at year-end 2005 compared to $128.5 million at December 31, 2004. Consumer loans include fixed and floating rate home equity loans and lines, indirect auto loans, personal loans and other traditional installment loans. Home equity loans and lines represented 66.2% of total consumer loans at the end of 2005. Like the commercial lending portfolio, the majority of our consumer loan portfolio is also secured by collateral. The consumer loan marketplace continues to be very competitive. Our larger branch network and targeted home equity promotions contributed to the modest increase in consumer loans in 2005 despite a higher interest rate environment.
In 2006, one of our objectives is to continue our lending relationship banking model while refocusing our efforts to generate additional commercial loan business by the introduction of a credit scored loan product for small business in YNB’s home Mercer County market and the developing markets of Hunterdon, Somerset and Middlesex counties. Commercial loan growth will continue to be an important contributor in enhancing our net interest margin, profitability and franchise value. Increased competition, borrowers’ concerns over the economy, real estate market values in the markets we serve, and interest rates, among other factors, could adversely affect our loan growth and keep us from maintaining the growth rates we experienced in 2005 and prior periods.
Asset Quality
Commercial lending is one of YNB’s most critical functions. While the most profitable part of our business is commercial lending, the risk and complexity of that business is also the greatest. Through our lending and credit functions we continuously review our loan portfolio for credit risk. During 2005, as part of our assessment of the effectiveness of our internal control over financial reporting, as required by SOX 404, we improved policies, procedures and processes, which we believe will enhance overall asset quality moving forward.

Nonperforming assets as a percentage of total assets rose to 0.63% at December 31, 2005 compared to 0.36% at the same date in 2004. During the fourth quarter of 2005, we identified an $8.7 million commercial relationship that rapidly deteriorated. That loan was placed on nonaccrual and before year end we had charged off $4.6 million of the loan relationship. While we believe overall asset quality to be sound, over the last few years certain larger credits have increased nonperforming asset levels and net loan charge offs, which has resulted in a higher provision for loan losses and reduced net income.
The following table sets forth nonperforming assets in our loan portfolio by type for the five-year period ended December 31, 2005.
NONPERFORMING ASSETS

			December 31,

(in thousands)	2005	2004	2003	2002	2001

Nonaccrual loans:
Commercial real estate	$5,762	$910	$1,321	$2,395	$888
Commercial and industrial	9,899	7,867	8,570	1,143	1,494
Residential	1,588	51	255	1,526	1,133
Consumer	561	281	35	55	98

Total nonaccrual loans	17,810	9,109	10,181	5,119	3,613

Restructured loans	—	—	—	711	770

Loans 90 days or more past due:
Residential	799	791	362	323	514
Consumer	4	108	97	121	228

Total loans 90 days or more past due	803	899	459	444	742

Total nonperforming loans	18,613	10,008	10,640	6,274	5,125
Other real estate	—	—	—	1,048	2,329

Total nonperforming assets	$18,613	$10,008	$10,640	$7,322	$7,454

For the five-year period ended December 31, 2005, nonperforming assets averaged $10.8 million. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming assets increased $8.6 million to $18.6 million at December 31, 2005 compared to $10.0 million at December 31, 2004. Three nonperforming loan relationships made up approximately 51% of total nonperforming assets at December 31, 2005. Nonperforming assets as a percentage of total loans and other real estate owned were 0.94% at December 31, 2005 compared to 0.56% at December 31, 2004. There was no other real estate owned at December 31, 2005 or December 31, 2004.
Nonperforming loans consist of loans on a nonaccrual basis, loans whose terms have been restructured because of a deterioration in the financial position of the borrower and loans which are contractually past due 90 days or more as to interest or principal payments and have not been classified as nonaccrual. Nonaccrual loans totaled $17.8 million or 0.90% of total loans at December 31, 2005 compared to $9.1 million or 0.51% of total loans at the same date in 2004. Nonaccrual commercial and industrial loans account for approximately 56% of total nonaccrual loans. There were no restructured loans at December 31, 2005 or December 31, 2004.
Our policies regarding nonaccrual loans vary by loan type. Generally, commercial loans are placed on nonaccrual when they are 90 days past due, unless they are well secured and in the process of collection, or, regardless of the past due status of the loan, when management determines that the complete recovery of principal or interest is in doubt. Consumer loans are generally charged off after they become 120 days past due. Residential mortgage loans are not generally placed on nonaccrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current, and future collectibility is reasonably assured, loans are returned to accrual status. Restructured loans remain on nonaccrual until collectibility improves and a satisfactory payment history is established, generally six consecutive monthly payments.
We believe that the sound credit culture in place and enhanced credit risk administration, which includes strict underwriting standards, should result in lower levels of nonperforming assets and an improved credit quality profile in 2006. Factors beyond our control, such as adverse economic and business conditions, could result in higher nonperforming asset levels, which would have a negative impact on our financial performance. Additionally, since the majority of our loans are backed by real estate collateral, if it were necessary to liquidate our real estate collateral during a period of reduced real estate values, earnings would be negatively impacted.
Allowance for Loan Losses
We have identified the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio. YNB’s methodology for evaluating the adequacy of the allowance consists of a number of significant elements, which include specific allowances for impaired loans, an allocated allowance for each specific loan pool, and an unallocated allowance to cover inherent loan losses within a given loan pool, which have not been otherwise reviewed or measured on an individual basis. The formal evaluation process for determining the adequacy of the allowance for loan losses takes place quarterly.
As part of our formal process our commercial lending staff reviews, evaluates and rates our commercial loans at origination based on their respective risks. Risk classifications range from 1 to 9 or from minimal risk to loss. For more detailed information on risk classifications please see Note 1E in the Notes to the Consolidated Financial Statements. Internal loan review staff, independent of loan and credit administration, formally evaluate risk ratings and classifications. Additionally, the Criticized and Classified Assets Committee, comprised of key executive and senior officers, meets monthly to review, among other things, criticized asset trends, and to review pertinent information about classified assets with our lending officers. If necessary, loans that fall into criticized categories are further evaluated for impairment as called for in Statement of Financial Accounting Standards (FASB) No. 114, “Accounting by Creditors for Impairment of a Loan.” The credit administration staff validates all impairment testing and reserve allocations for all impaired loans each quarter. Reserves associated with these loans are based on a thorough analysis of the most probable sources of repayment, which is normally the liquidation of collateral, but could also include discounted future cash flows.
During 2005, there were several enhancements made to the allowance process. At year-end 2004, there were a limited number of broad loan pools evaluated to perform the quarterly allowance analysis. We refined our commercial loan analysis, creating individual pools based on specific commercial categories or grouping of borrowers with similar characteristics (e.g. contractors, health care facilities) to better measure the risk in each by borrower group or loan type.
The reserve percentage assigned to each risk-rating category within in each pool is determined quarterly from historical loan loss rates based on an eight quarter rolling trend using migration analysis. In addition, we use our judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates and business activity. Allocations for the allowance for loan losses are determined after the review described above.
Factors used to evaluate the adequacy of the allowance for loan losses include the amounts and trends of criticized loans, results of regulatory examinations (as the allowance for loan losses is typically an integral part of the examination process) and economic data associated with New Jersey’s real estate market. After the conclusion of this evaluation, we present the quarterly review of the loan loss reserve to the Board of Directors for their approval.
We provide for probable loan losses by a charge to current income to maintain the allowance for loan losses at an adequate level according to our documented allowance adequacy methodology. For additional information on the allowance for loan losses see “Results of Operations – Provision for Loan Losses.”

The following table provides information regarding loans charged off, loan recoveries, the provision for loan losses and the allowance for loan losses for the five-year period ended December 31, 2005.
ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,

(in thousands)	2005	2004	2003	2002	2001

Allowance balance, beginning of year	$20,116	$17,295	$16,821	$13,542	$10,934
Charge offs:
Commercial real estate	—	—	(1,853)	(78)	(696)
Commercial and industrial	(7,484)	(6,556)	(6,592)	(719)	(591)
Residential	(174)	(254)	(251)	(168)	—
Consumer	(513)	(229)	(293)	(223)	(412)

Total charge offs	(8,171)	(7,039)	(8,989)	(1,188)	(1,699)

Recoveries:
Commercial real estate	—	—	—	1	—
Commercial and industrial	18	156	6	11	31
Residential	43	30	—	—	—
Consumer	167	49	97	80	351

Total recoveries	228	235	103	92	382

Net charge offs	(7,943)	(6,804)	(8,886)	(1,096)	(1,317)
Provision charged to operations	10,530	9,625	9,360	4,375	3,925

Allowance balance, end of year	$22,703	$20,116	$17,295	$16,821	$13,542

Loans, end of year	$1,972,840	$1,782,592	$1,443,355	$1,195,143	$1,007,973
Average loans outstanding	$1,880,166	$1,626,477	$1,323,243	$1,085,306	$891,957

Allowance for loan losses to total loans	1.15%	1.13%	1.20%	1.41%	1.34%
Net charge offs to average loans outstanding	0.42	0.42	0.67	0.10	0.15
Nonperforming loans to total loans	0.94	0.56	0.74	0.52	0.51
Nonperforming assets to total assets	0.63	0.36	0.44	0.33	0.38
Nonperforming assets to total loans and other real estate owned	0.94	0.56	0.74	0.61	0.74
Allowance for loan losses to nonperforming assets	121.97	201.00	162.55	229.73	181.67
Allowance for loan losses to nonperforming loans	121.97%	201.00%	162.55%	268.11%	264.23%

At December 31, 2005, the allowance for loan losses totaled $22.7 million, an increase of $2.6 million or 12.9% from $20.1 million at December 31, 2004. The ratio of the allowance for loan losses to total loans was 1.15%, 1.13% and 1.20%, at December 31, 2005, 2004, and 2003, respectively. We also measure the adequacy of the allowance for loan losses by reviewing coverage of nonperforming loans. The allowance for loan losses to total nonperforming loans decreased to 122.0% at December 31, 2005 compared to 201.0% at December 31, 2004, primarily as the result of the increase in nonperforming loans. It is our assessment, based on our judgment and analysis, that the allowance was appropriate in relation to the credit risk at December 31, 2005.
Loans or portions of loans deemed uncollectible are deducted from the allowance for loan losses, while recoveries of amounts previously charged off, if any, are added to the allowance. Net loan charge offs were $7.9 million for the year ended December 31, 2005, compared to $6.8 million for the same period in 2004. The ratio of net charge offs to average loans was 0.42% for 2005 and 2004, compared to 0.67% for 2003.
We recognize that despite our best efforts to manage credit risk, losses will occur. In times of economic slowdown, either within our markets or nationally, the risk inherent in our loan portfolio may increase. Many of our loans are secured by real estate collateral. Any adverse trends in our real estate markets could have a significant negative effect on the quality of our loan portfolio and the level of the allowance for loan losses. In addition to economic conditions and other factors, the timing and amount of loan losses will also be dependent on the specific financial condition of our borrowers. While the allowance for loan losses is maintained at a level believed to be adequate for probable losses inherent in the loan portfolio, determination of the allowance is inherently subjective, as it requires management’s estimates, all of which may be susceptible to significant change. Changes in these estimates could impact the provisions charged to expense in future periods.
Allocation of the Allowance for Loan Losses
The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. The allowance contains an unallocated portion to cover inherent losses within a given loan category which have not been otherwise reviewed or measured on an individual basis and is distributed among each loan category. This unallocated portion of the loan loss allowance is important to maintain the overall allowance at a level that is adequate to absorb credit losses inherent in the total loan portfolio. The allocation is made for analytical purposes only and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any category of loans.
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,

	2005			2004			2003

			Percent of			Percent of			Percent of
	Reserve	Percent of	Loans to	Reserve	Percent of	Loans to	Reserve	Percent of	Loans to
(in thousands)	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

Commercial real estate	$9,028	39.8%	55.7%	$10,312	51.3%	56.2%	$7,225	41.8%	53.3%
Commercial and industrial	11,921	52.5	26.8	8,575	42.6	26.4	8,611	49.7	26.9
Residential	1,177	5.2	10.6	611	3.0	10.2	719	4.2	12.5
Consumer	577	2.5	6.9	618	3.1	7.2	740	4.3	7.3

Total	$22,703	100.0%	100.0%	$20,116	100.0%	100.0%	$17,295	100.0%	100.0%

	December 31,

	2002			2001

			Percent of			Percent of
	Reserve	Percent of	Loans to	Reserve	Percent of	Loans to
(in thousands)	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

Commercial real estate	$8,189	48.7%	50.8%	$6,843	50.5%	49.5%
Commercial and industrial	6,886	40.9	28.3	4,974	36.7	28.0
Residential	1,063	6.3	12.6	1,106	8.2	14.1
Consumer	683	4.1	8.3	619	4.6	8.4

Total	$16,821	100.0%	100.0%	$13,542	100.0%	100.0%

Securities
The securities portfolio is used primarily to manage liquidity, interest rate risk and regulatory capital, and to take advantage of market conditions that create attractive returns on these securities. Our securities are comprised of high quality earning assets that provide favorable returns with limited credit risk. Securities totaled $830.7 million or 28.1% of assets at December 31, 2005 compared to $880.8 million or 31.4% of assets at December 31, 2004. Agency named mortgage-backed securities (MBS) represented 50.0% of total securities at year-end 2005. Other than Federal Home Loan Bank stock, there were no securities in the name of any one issuer exceeding 10% of stockholders’ equity, except for securities issued by United States government-sponsored agencies, including mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”). The

securities portfolio was structured to provide consistent cash flow to enhance liquidity and provide funding for commercial loan growth. The reduction in the securities portfolio during 2005 resulted primarily from the sale of securities to fund loan growth.
The following tables present the amortized cost and estimated market values of our securities portfolios at December 31, 2005, 2004 and 2003:
SECURITIES AVAILABLE FOR SALE

	December 31,

	2005		2004		2003

		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value	Cost	Value

U.S. Treasury obligations	$4,030	$3,882	$2,016	$1,938	$2,018	$1,922
U.S. government-sponsored agencies	272,350	266,253	236,846	235,441	140,995	139,976
Mortgage-backed securities
Issued by FNMA/FHLMC	412,429	402,333	470,993	470,787	518,875	517,281
Issued by GNMA	11,486	11,293	20,339	20,597	62,656	63,212
Corporate obligations	18,557	19,161	31,723	33,111	35,071	35,765
Federal Reserve Bank stock	3,851	3,851	3,551	3,551	3,551	3,551
Federal Home Loan Bank stock	34,895	34,895	37,100	37,100	36,300	36,300

Total	$757,598	$741,668	$802,568	$802,525	$799,466	$798,007

INVESTMENT SECURITIES

	December 31,

	2005		2004		2003

		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value	Cost	Value

Obligations of state and political subdivisions	$87,339	$88,917	$76,142	$77,785	$65,747	$67,468
Mortgage-backed securities
Issued by FNMA/FHLMC	1,687	1,694	2,115	2,169	2,939	3,008

Total	$89,026	$90,611	$78,257	$79,954	$68,686	$70,476

As of December 31, 2005, securities available for sale (AFS) totaled $741.7 million, a decrease of $60.8 million from $802.5 million at December 31, 2004. The AFS portfolio represented 89.3% of total securities and was primarily comprised of MBS and agency callable bonds. Securities are classified as available for sale if they may be sold in response to changes in interest rates, prepayment risk, our income tax position, the need to increase regulatory capital, liquidity needs or other like factors.
AFS securities are reported at fair market value, with unrealized gains and losses, net of income tax, recognized in stockholders’ equity. The unrealized loss on securities available for sale increased to $10.4 million, net of taxes, compared to $28,000 for the same period in 2004, reflecting the increase in market interest rates during 2005. Volatility in market interest rates in 2005 created opportunities to reposition securities to achieve asset and liability objectives, which resulted in net securities gains of $862,000.
Investment securities are classified as held to maturity when YNB has the intent and ability to hold these securities to maturity. Securities held to maturity are carried at amortized cost or book value. These securities totaled $89.0 million at December 31, 2005, compared to $78.3 million at December 31, 2004. The increase in investment securities was due primarily to an $11.2 million increase in the municipal bond portfolio. Municipal bonds increased to $87.3 million at December 31, 2005 from $76.1 million at December 31, 2004. Municipal bonds were purchased to reduce our overall effective tax rate and enhance the tax equivalent yield of the portfolio in 2005. We expect to purchase additional municipal bonds for these reasons during 2006.
During 2005, based on the repricing characteristics of our loan portfolio and our overall interest rate risk position, we maintained a modestly longer portfolio duration. With approximately 48% of YNB’s floating rate commercial loans repricing higher throughout 2005, in an increasing interest rate environment, our balance sheet was well positioned which resulted in greater interest income. The duration of our portfolio at December 31, 2005 was 4.7 years compared to 3.8 years at December 31, 2004. The effect of a longer duration portfolio while longer-term rates remained relatively stable and short term rates increased during 2005 was a higher yielding portfolio with consistent cash flows and protection should interest rates move lower. Additionally, mortgage-backed securities purchased in 2005 were primarily at prices at or below par, mitigating the risk of a lower yield due to premium amortization. The improved yield on the AFS portfolio contributed to the increase in the overall securities yield to 4.74% for 2005 compared to 4.39% for 2004.
We evaluate all securities with unrealized losses quarterly to determine whether the loss is other than temporary. At December 31, 2005, management determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses, the performing nature of these securities and the low level and short time frame of the unrealized losses. We believe that the unrealized losses in the securities portfolios were caused by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on MBS. For a discussion of these matters, see Note 3 to the Notes to Consolidated Financial Statements.

SECURITY MATURITIES AND AVERAGE WEIGHTED YIELDS
SECURITIES AVAILABLE FOR SALE

	December 31, 2005

		After one	After five
	Within	but within	but within	After
(in thousands)	one year	five years	ten years	ten years	Total

U.S. Treasury obligations	$—	$—	$3,882	$—	$3,882
U.S. government-sponsored agencies	498	97,580	168,175	—	266,253
Mortgage-backed securities
Issued by FNMA/FHLMC	—	4,639	6,204	391,490	402,333
Issued by GNMA	—	—	—	11,293	11,293
Corporate obligations	1,012	—	2,948	15,201	19,161
Federal Reserve Bank stock	—	—	—	3,851	3,851
Federal Home Loan Bank stock	—	—	—	34,895	34,895

Total	$1,510	$102,219	$181,209	$456,730	$741,668

Weighted average yield, computed on a tax equivalent basis	6.53%	4.03%	4.85%	5.06%	4.87%

INVESTMENT SECURITIES

	December 31, 2005

		After one	After five
	Within	but within	but within	After
(in thousands)	one year	five years	ten years	ten years	Total

Obligations of state and political subdivisions	$1,177	$3,221	$12,627	$70,314	$87,339
Mortgage-backed securities
Issued by FNMA/FHLMC	—	182	—	1,505	1,687

Total	$1,177	$3,403	$12,627	$71,819	$89,026

Weighted average yield, computed on a tax equivalent basis	7.06%	7.13%	6.91%	6.76%	6.80%

Mortgage-Backed Securities (MBS)
At December 31, 2005, we had $413.6 million of MBS classified as available for sale and $1.7 million classified as held to maturity. All of the mortgage-backed securities we own are issued by FNMA, FHLMC, or the Government National Mortgage Association (GNMA). MBS securities issued by FNMA, FHLMC and GNMA totaled $245.8 million, $158.2 million and $11.3 million, respectively at December 31, 2005. Included in our mortgage-backed securities portfolio at December 31, 2005 were $165.8 million of agency-named collateralized mortgage obligations (CMOs) compared to $177.9 million of total CMO balances at December 31, 2004. These securities provide a significant source of liquidity through the monthly cash flow of principal and interest. Cash flows from the mortgage-backed securities portfolios declined to $126.1 million in 2005 compared to $188.3 million in 2004 due to comparatively slower prepayment speeds and the smaller size of the MBS portfolio.
Like all securities we own, MBS are sensitive to changes in interest rates, increasing and decreasing in market value as interest rates rise and fall. As interest rates rise, cash flows from MBS prepayments generally decline while the duration of these assets extend. On the other hand, when interest rates fall, prepayments generally increase, which may reduce the yield on mortgage-backed securities, and proceeds are reinvested at lower yields.
Our 2006 investment portfolio strategy, which includes duration targets, will depend on the overall interest rate risk position of our balance sheet and other asset and liability objectives, including capital requirements and liquidity needs. Should the composition of our floating rate loan portfolio shift to a more fixed rate profile, then we would anticipate purchasing securities with shorter-weighted average lives, durations or maturity dates. We continually review and reposition the securities portfolios to adjust for current and anticipated interest rate and yield curve levels. Based on potential liquidity needs and market conditions, we anticipate limited or no portfolio growth in 2006.
Deposits
Total deposits reached $1.97 billion at December 31, 2005, an increase of $162.7 million or 9.0% from $1.81 billion for the same time period in 2004. With deposits representing our principal funding source, our focus continued in 2005 to further expand our geographic footprint, strengthen our brand image, introduce new products and services and attract lower cost core deposits, which should enable us to more effectively manage our deposit costs. This retail strategy, we believe, is contributing to the increased value of our franchise.
Bringing our relationship driven brand of banking to new markets and neighborhoods is a critical factor in attracting a lower cost diversified deposit base to fund our loan growth at targeted margin spreads. During 2005 we opened three new branches in our Mercer County market, in addition to our second Bucks County branch in Morrisville, Pennsylvania in December. YNB also opened its first branch in the attractive Ocean County, New Jersey market in January 2006. Several more branches are expected to open later in 2006 in the developing markets of Hunterdon and Middlesex counties in New Jersey. The generation of additional deposits is preferable to the use of wholesale funding vehicles, such as FHLB advances, and other higher cost funding alternatives.
The cost of interest bearing deposits increased to 2.61% for 2005 compared to 1.96% in 2004 as we increased rates to compete for deposits in a higher interest rate environment. The 65 basis point increase in the cost of interest bearing deposits is approximately 35% of the 187 basis point increase in the average Fed funds rate, indicative of the positive results of our retail strategy and our enhanced capability to manage our cost of funds.
The average balances and average rates of deposits for each of the years 2005, 2004, and 2003 are presented below.
AVERAGE DEPOSIT BALANCES AND RATES

	December 31,
	2005			2004			2003

			% of			% of			% of
(in thousands)	Balance	Rate	Total	Balance	Rate	Total	Balance	Rate	Total

Non-interest bearing demand deposits	$209,179	—%	11.0%	$185,443	—%	11.0%	$139,332	—%	10.0%
Interest bearing demand deposits	445,492	2.22	23.4	418,772	1.91	24.8	233,210	2.16	16.7
Money market deposits	290,939	1.89	15.3	356,794	1.22	21.1	341,145	1.59	24.4
Savings deposits	248,915	2.17	13.1	104,564	0.55	6.2	87,907	0.76	6.3
Time deposits of $100,000 or more	208,521	3.35	11.0	161,065	2.59	9.6	137,168	2.93	9.8
Other time deposits	497,530	3.30	26.2	460,694	2.66	27.3	457,717	3.17	32.8

Total	$1,900,576	2.32%	100.0%	$1,687,332	1.74%	100.0%	$1,396,479	2.10%	100.0%

Average total deposits increased $213.2 million or 12.6% to $1.90 billion for 2005 compared to $1.69 billion for 2004. The average interest rate paid on deposits during 2005 increased 58 basis points to 2.32% compared to 1.74% during 2004. The two principal areas of average growth were in savings deposits and time deposits of $100,000 or more.

Average savings deposits increased $144.4 million during 2005 with the cost of savings deposits increasing to 2.17% from 0.55% in 2004. In the first quarter of 2005, we introduced Simply Better Savings, a competitively priced tiered product. The successful introduction of this product accounted for nearly all of the growth and increased cost of savings deposits experienced in 2005. We have marketed this product extensively during new branch openings, as well as throughout our branch system, with excellent results. In 2005 we opened 4,174 new accounts with balances of $226.7 million at year-end. A portion of this growth was from our existing customers who shifted their Simply Better Checking and other deposit balances to obtain the higher rate on Simply Better Savings.
Average interest bearing demand deposits increased 6.4% while money market deposits declined 18.5%. During 2005 the cost of average interest bearing and money market deposits rose 31 and 67 basis points to 2.22% and 1.89%, respectively. Simply Better Checking balances decreased $168.2 million to $105.8 million in 2005. We view these balances positively, specifically that the balances maintained in this comparatively lower rate product illustrate our success in fostering and establishing new customer relationships. At December 31, 2005, after only two years out in the marketplace, we have accumulated $332.5 million in Simply Better Checking and Savings balances.
As interest rates increased during 2005, certificates of deposit (CDs), or time deposits, became more popular with depositors. Total average time deposits, consisting of both CDs of $100,000 or more and other time deposits, increased 13.6% or $84.3 million to $706.1 million from $621.8 million in 2004. The CD portfolio’s average months to maturity was approximately 8 months at December 31, 2005 compared to approximately 12 months at December 31, 2004. The comparatively shorter average maturity and higher interest rate environment should result in higher costs on new and maturing CDs, which would increase the overall costs of our CDs. The average cost of time deposits increased 68 basis points in 2005 to 3.32% from 2.64% in 2004. At December 31, 2005 average time deposits represented 37.1% of average total deposits compared to 36.8% during 2004. We anticipate time deposits will represent a larger portion of our deposit base due principally to competitive and customer preference factors.
The following table details amounts and maturities for certificates of deposit of $100,000 or more for the years indicated:

	December 31,

(in thousands)	2005	2004

Maturity Range:
Within three months	$112,754	$53,102
After three months but within six months	35,730	22,833
After six months but within twelve months	57,963	32,866
After twelve months	47,346	58,182

Total	$253,793	$166,983

The average balance of non-interest bearing demand deposits was $209.2 million, a $23.7 million or 12.8% increase over the average balance for 2004. New and existing business relationships primarily accounted for the increase in interest-free balances in 2005. As we cultivate and further develop new and existing loan relationships, we attract and generally require non-interest bearing deposits from these customers. We believe we can continue to grow these margin enhancing non-interest bearing deposits as we introduce our enhanced business checking product line and relationship banking philosophy in new markets.
To supplement our in-market deposit growth we utilize alternative deposit sources, which are generally more expensive. These sources include Surrogate’s deposits (minor trust accounts), money market balances acquired through an independent third party intermediary (Reserve Funds) and CDs marketed nationally through a computer-based software service. Surrogate’s deposits are acquired through an annual competitive bidding process from various counties in New Jersey. As a result of the 2005 bidding process, at January 3, 2006 we had $96.7 million in

Surrogate’s deposits from nine counties in New Jersey. At January 2, 2005, we had $89.7 million in Surrogate’s deposits. Reserve Funds, which are priced at a premium over the Fed funds rate, decreased to $68.3 million at the end of 2005 compared to $73.5 million at the end of 2004. CDs acquired through the computer-based software service declined $63.5 million to $41.3 million in 2005. Management has found that these funding sources have been dependable management tools for liquidity and funding purposes but typically tend to be more costly then in-market deposits. During 2005 we were able to reduce and replace these funding sources, as discussed above, with comparatively less expensive deposits generated through our retail strategy.
In 2006 we will continue to follow our retail strategy in order to attract lower cost core deposits. We believe this will result in a higher net interest margin and increased levels of net interest income. To realize these benefits we will continue to open additional branches in developing markets and introduce new products and services. We will complete our Simply Better core product line by introducing our Simply Better Money Market deposit account, giving us the best opportunity to expand customer relationships. We realize the full benefits of our retail strategy will take time. Should a greater part of our deposit base be in higher cost time deposits and alternative funding sources in 2006 we would anticipate pressures on achieving net interest margin and net interest income objectives.
Borrowed Funds
Borrowed funds, excluding subordinated debentures, decreased $35.0 million to $718.1 million at December 31, 2005, from $753.1 million at December 31, 2004. The decrease was primarily the result of a decrease of $38.0 million in FHLB advances partially offset by increases in ESOP and other borrowed funds. At December 31, 2005, total borrowed funds, excluding subordinated debentures, represented 24.3% of total assets compared to 26.8% at the same date in 2004.
FHLB advances totaled $704.0 million at December 31, 2005 compared to $742.0 million at December 31, 2004. Matured or called advances were retired in 2005 as part of our strategy to reduce our reliance on this funding source. In anticipation of higher interest rates in 2005, in December 2004 we began replacing floating rate advances with fixed rate callable advances having lockout periods of one to two years and final maturity dates of five to ten years. From December 2004 to year-end 2005 we replaced $111.0 million in floating rate advances. These advances have an average rate of 3.36% and have proven to be comparatively less expensive then the LIBOR based floating rate borrowings they replaced. Our FHLB advance portfolio is collateralized by securities and mortgage loans (residential and commercial). At December 31, 2005, we had $423.5 million in advances collateralized by securities and $276.5 million by mortgage loans. As additional commercial and residential mortgage loans qualify as collateral, it is our intent to replace securities collateral with mortgage collateral to enhance our liquidity profile if and when advances are renewed.
Our FHLB advance position at December 31, 2005 consisted of $700.0 million in callable advances and $4.0 million in term funding. Of the callable borrowings, $526.0 million have call dates in 2006. Callable advances have terms of five to ten years and are callable after periods ranging from three months to five years. Based on year-end interest rate levels and our analysis we anticipate there will be potential calls in 2006 of $40.0 million and an additional $81.0 million in 2007. With interest rates expected to move higher through the first half of 2006 the likelihood of additional FHLB advance calls should increase. A drop in interest rates would slow call activity. Subject to liquidity needs, we will retire advances if they are called in 2006. We are also analyzing strategies to change the pricing characteristics of our fixed rate convertible advances using swaps. We will base our decisions regarding the use of swaps on several factors including our view of future interest rates and asset and liability management objectives.

Excluding subordinated debentures, borrowed funds averaged $740.1 million in 2005, an increase of less than 1% from the $738.1 million reported in 2004. The average cost of these funds, driven primarily by FHLB advances, increased 26 basis points to 5.15% during 2005 compared to 4.89% during 2004 due to the higher cost of floating rate advances and call of certain lower cost advances. We expect the costs associated with our FHLB advance portfolio to be comparatively stable in 2006.

Borrowed funds also include a loan related to our Employee Stock Ownership Plan (ESOP). In November 2005, the ESOP trust purchased 64,175 shares of YNB’s common stock with $2.3 million borrowed from a nonaffiliated financial institution.
We believe one of the benefits we should realize from our retail strategy is a reduced reliance on borrowed funds as we grow our deposit base. We may utilize borrowed funds for our earning asset growth not provided by deposit generation and for asset and liability management purposes. Within approved policy guidelines, we may continue to use borrowed funds as an alternative funding source or to achieve business, and asset and liability objectives.
Subordinated Debentures
We have obtained a portion of capital needed to support the growth of the Bank and for other purposes through the sale of subordinated debentures of Yardville National Bancorp to subsidiary statutory business trusts of Yardville National Bancorp (“trusts”). These trusts exist for the sole purpose of raising funds through the issuance of trust preferred securities, typically in private placement transactions, and investing the proceeds in the purchase of the subordinated debentures. The interest rate on the subordinated debentures is identical to the interest rate on the trust preferred securities. Subordinated debentures are the sole assets of each trust and each trust is obligated to distribute all proceeds resulting from any redemption of the subordinated debentures, whether voluntary or upon maturity, to holders of its trust preferred securities. Yardville National Bancorp’s obligation with respect to the subordinated debentures, when viewed together with the obligations of each trust with respect to its trust preferred securities, provides a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of each trust to pay amounts when due on the trust preferred securities of each respective trust.
The following table sets forth our trust subsidiaries as of December 31, 2005, along with the transaction date, principal amount of subordinated debentures issued, interest rate of subordinated debentures, maturity date of subordinated debentures and date on which redemption of subordinated debentures is permitted.

		Principal	Interest		Earliest Date
		Amount of	Rate for	Maturity date of	upon which
(in thousands)	Transaction	Subordinated	Subordinated	Subordinated	Redemptions
Name of Trust	Date	Debentures	Debentures	Debentures	are Permitted

Yardville Capital Trust II	June 2000	$15,464	9.50%	June 22, 2030	June 23, 2010

Yardville Capital Trust III	March 2001	6,190	10.18%	June 8, 2031	June 8, 2011

Yardville Capital Trust IV	February 2003	15,464	Floating rate based	March 1, 2033	March 1, 2008
			on three month LIBOR
			plus 340 basis points

Yardville Capital Trust V	September 2003	10,310	Floating rate based	October 8, 2033	October 8, 2008
			on three month LIBOR
			plus 300 basis points

Yardville Capital Trust VI	June 2004	15,464	Floating rate based	July 23, 2034	July 23, 2009
			on three month LIBOR
			plus 270 basis points

Total		$62,892

The principal use of proceeds for Yardville Capital Trust, II, III, and V were contributed as capital to the Bank to support growth. A portion of the proceeds of Yardville Capital Trust IV were used to retire the subordinated debentures of Yardville Capital Trust in March 2003 with the remainder contributed as capital to the Bank to support growth. The proceeds from Capital Trust VI were used to meet cash flow needs of the holding company, which included contributions of capital to the Bank to support growth. The cost of subordinated debentures increased 91 basis points to 7.57% in 2005 compared to 6.66% in 2004. Floating rate subordinated debentures represented approximately 66% of total subordinated debentures of $62.9 million at December 31, 2005 and accounted for the increase in cost as interest rates increased in 2005.
Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
The following table presents, as of December 31, 2005, our significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments.

	Payments due by period

	Less than			More than
(in thousands)	1 year	1 -3 years	3 -5 years	5 years	Total

Contractual Obligations
Time deposits	$589,590	$208,981	$13,018	$—	$811,589
Borrowed funds	41,892	108,782	124,233	443,213	718,120
Subordinated debentures	—	—	—	62,892	62,892
Operating lease obligations	2,639	5,574	5,076	12,389	25,678
Lines and letters of credit	524,939	5,327	—	—	530,266
Other long-term liabilities	3,193	551	5,481	10,522	19,747

Total	$1,162,253	$329,215	$147,808	$529,016	$2,168,292

In the normal course of business, we enter in certain contractual obligations. Such obligations include obligations to make future payments on debt and lease arrangements, as well as payments on deferred compensation and postretirement benefits. We have one capital lease obligation with no other significant long-term contractual obligations. Time deposits are shown at the maturity date.
Borrowed funds are shown based on their amortization schedule. Noncallable borrowed funds are shown at the maturity date, while callable borrowed funds are shown at either the call date, if a call was deemed likely at December 31, 2005, or otherwise at the maturity date. Subordinated debentures are shown at the maturity date.
Commitments to extend credit and letters of credit do not necessarily represent future cash requirements as these commitments may expire without being drawn upon based upon our past historical experience.
We enter into a variety of financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and letters of credit, both of which involve, to varying degrees, elements of risk in excess of the amount reflected in the consolidated financial statements.
Credit risk for letters of credit is managed by limiting the total amount of arrangements outstanding and by applying the same credit policies we apply to all activities with credit risk. Collateral is obtained based on management’s credit assessment of the customer. The contract amounts of off-balance sheet financial instruments as of December 31, 2005 and 2004 for commitments to extend credit were $500.0 million and $406.8 million, respectively, and for letters of credit were $30.3 million and $36.2 million, respectively. Commitments to extend credit and letters of credit may expire without being drawn upon, and therefore, the total commitment amounts do not necessarily represent future cash flow requirements.
Further discussion of our “Other Commitments and Contingent Liabilities” is included in Note 14 of Notes to the Consolidated Financial Statements. In addition, we have commitments and obligations under other postretirement benefit plans as described in Note 10 of Notes to the Consolidated Financial Statements.
Asset and Liability Management
Asset and liability management involves the evaluation, monitoring, and managing of market risk, interest rate risk, liquidity risk and the appropriate use of capital, while maximizing profitability. Our Asset and Liability Committee (ALCO) provides oversight to the asset and liability process. This committee consists of both senior management and independent members of the Board of Directors. ALCO recommends policy guidelines regarding exposure to interest rates, and liquidity and capital limits for approval by the Board of Directors. Adherence to these policies is monitored on a monthly basis and decisions related to the management of interest rate exposure due to changes in balance sheet composition and/or market interest rates are made when appropriate and agreed to by ALCO and approved by the Board of Directors. One of the primary goals of asset and liability management is to prudently maximize net interest income while maintaining acceptable levels of interest rate risk. The risk to net interest income is derived from the difference in the maturity and repricing characteristics between assets and liabilities.
Market and Interest Rate Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Market risk arises principally from interest rate risk inherent in loans, securities, deposits and borrowings. We seek to manage our asset and liability portfolios to help reduce any adverse impact on net interest income and earnings caused by fluctuating interest rates. We are subject to interest rate risk because:
•	assets and liabilities may mature or reprice at different times;

•	assets and liabilities may reprice at the same time but by different amounts;

•	short- and long-term interest rates may change by different amounts;

•	the expected life of various assets or liabilities may shorten or lengthen as interest rates change; and

•	interest rates may have an indirect impact on loan demand, credit losses and other sources of earnings.
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
One measure of interest rate risk is the gap position, which is defined as the difference between the dollar volume of interest earning assets and interest bearing liabilities maturing or repricing within a specified period of time as a percentage of total assets. A positive gap results when the volume of interest rate-sensitive assets exceeds that of interest rate-sensitive liabilities within comparable time periods. A negative gap results when the volume of interest rate-sensitive liabilities exceeds that of interest rate-sensitive assets within comparable time periods.
As indicated in the table, our one-year gap position at December 31, 2005 was 0.0%. Throughout 2005 we have maintained a positive gap position during a period of gradually higher interest rates. The combination of increased prime related commercial loans, converting floating rate FHLB advances into fixed rate callable advances and Simply Better Savings deposits resulted in a positive gap of 9.3% at June 30, 2005. The gap change that has taken place in the second half of 2005 has largely been asset driven. The reduction of the positive gap position in the second half of 2005 resulted from increased fixed rate Commercial loans, slower investment portfolio prepayment speeds and certain floating rate commercial loans reaching their interest rate caps. Floating rate commercial loans with caps totaled $631.2 million at December 31, 2005, of which $159.0 million have reached their caps. The weighted average cap rate is 7.26% and the caps have a weighted average life of 32 months. From a liability perspective, FHLB advances have shortened with the increase in the Fed funds rate. We believe that as this increasing rate cycle ends, our gap is moving in the proper direction to eventually be in a better position when rates start to move lower.

Gaps, as a static measurement, cannot capture the effects of embedded options, caps or floors on assets and liabilities. Generally, a financial institution with a positive gap position will most likely experience an increase in net interest income during periods of rising rates and decreases in net interest income during periods of falling interest rates.

Included in the analysis of our gap position are certain savings, money markets and interest bearing demand deposits, which are less sensitive to fluctuations in interest rates than other interest bearing sources of funds. In determining the sensitivity of such deposits, we review the movement of our deposit rates relative to market rates over the last 12-months.
RATE SENSITIVE ASSETS AND LIABILITIES

	December 31, 2005

			More than	More than	More than	More than
	Under	Six months	one year	two years	five years	ten years
	six	through	through	through	through	and not
(in thousands)	months	one year	two years	five years	ten years	repricing	Total

Assets
Cash and due from banks	$—	$—	$—	$—	$—	$52,686	$52,686
Federal funds sold and interest bearing deposits	27,208	—	—	—	—	—	27,208
Available for sale securities	30,442	30,399	93,540	319,351	140,066	127,870	741,668
Investment securities	1,752	1,774	1,353	15,682	43,927	24,538	89,026
Loans	870,935	86,741	198,753	578,737	143,569	94,105	1,972,840
Other assets, net	—	—	—	—	—	73,303	73,303

Total Assets	$930,337	$118,914	$293,646	$913,770	$327,562	$372,502	$2,956,731

Liabilities and Stockholders’ Equity
Non-interest bearing demand	$—	$—	$—	$—	$—	$232,269	$232,269
Savings and interest bearing demand	147,517	121,844	28,116	243,377	133,284	—	674,138
Money market	93,991	28,561	—	—	132,169	—	254,721
Certificates of deposit of $100,000 or more	148,484	57,963	41,020	6,326	—	—	253,793
Other time deposits	197,724	187,192	149,537	22,967	376		557,796

Total deposits	587,716	395,560	218,673	272,670	265,829	232,269	1,972,717
Borrowed funds	3,524	22,522	213,543	478,128	172	231	718,120
Subordinated debentures	40,000	—	—	—	—	22,892	62,892
Other liabilities	—	—	—	—	—	25,544	25,544
Stockholders’ equity	—	—	—	—	—	177,458	177,458

Total Liabilities and Stockholders’ Equity	$631,240	$418,082	$432,216	$750,798	$266,001	$458,394	$2,956,731

Gap	299,097	(299,168)	(138,570)	162,972	61,561	(85,892)
Derivative instruments (notional amounts)	(105,000)	105,000	—	—	—	—

Gap after derivative instruments	194,097	(194,168)	(138,570)	162,972	61,561	(85,892)
Cumulative gap	194,097	(71)	(138,641)	24,331	85,892	—
Cumulative gap to total assets	6.6%	0.0%	-4.7%	0.8%	2.9%	—%

Simulation Modeling
We believe that the simulation of net interest income in different interest rate environments provides a more meaningful measure of interest rate risk than gap analysis. Our simulation model measures the volatility of net interest income to changes in market interest rates. We dynamically model our interest income and interest expenses over specified time periods under different interest rate scenarios and balance sheet structures. We assess the probable effects on the balance sheet not only of changes in interest rates, but also of possible strategies for responding to them. We measure the sensitivity of net interest income over 12- and 24-month time horizons, based on assumptions approved by ALCO and ratified by the Board of Directors. The Board has established certain policy limits for the potential volatility of net interest income as projected by our simulation model.
In our base case simulation the composition of the balance sheet is kept static. Volatility is measured from a base case where interest rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over 12- and 24-months periods with a change in interest rates of plus and minus 200 basis points over a 12-month period and continuation of rates at that level for the second year. Our ALCO policy has established that net interest income sensitivity is acceptable if net interest income in the base case scenario is within a –7% change in net interest income in the first twelve months and within –14% change over the two year time frame.
The following table reflects the estimated change in net interest income from the base case scenario for a one- and two-year period based on our December 31, 2005 balance sheet:

	Percentage Change in
	Net Interest Income
Change in Market Interest Rates	2006	2007

+200 basis points	2.0%	-8.1%
Flat	—	—
-200 basis points	-2.7%	0.5%

Based on our simulation analysis, we believe our interest rate risk position remains fairly balanced over the next 12 months whether we experience either rising or falling interest rates. Our risk to increasing interest rates in year two is reflective of the impact to net interest income when floating rate commercial loans reach their caps and interest rates paid on deposits and called FHLB advances increase. While we are still in a position to take advantage of gradually increasing interest rates in 2006 our simulation results have become less asset sensitive over the last several months due to shorter liability repricing and more caps on floating rate commercial loans that were engaged. We believe, however, that the interest rate cycle of increasing rates will be ending some time in the second half of 2006. As a result we are assessing strategies for improved financial performance in a lower interest rate environment. The simulation results are showing more risk to a lower rate environment than our gap might indicate. This is because lower interest rates over the next two years will create more floating rate commercial loans once again as rates fall below caps. In order to reduce risk in the next 12 months and position the 24-month scenario to benefit from lower rates we will consider lengthening bond maturities and moving funding shorter. One way of creating a shorter funding structure would be to use interest rate swaps to change the profile of fixed rate FHLB advances.
We also measure, through simulation analysis, the impact to net interest income based on our 2006 balance sheet growth projections (Growth Scenario) in addition to rate ramps or rate increases or decreases greater than 2% over 12- and 24-month periods. In our growth scenario we see similar results to net interest income assuming expected changes in balances sheet composition. Due to the assumptions used in preparing our simulation analysis, actual outcomes could differ significantly from the simulation outcomes.

Economic Value at Risk
We also measure long-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting cash flows from our assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. The sensitivity of EVE to changes in the level of interest rates is a measure of the sensitivity of long-term earnings to changes in interest rates. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists our percentage change in EVE in a plus or minus 200 basis point rate shock at December 31, 2005 and 2004. The policy guideline is –25%.

	Percentage Change in EVE
Change in Market Interest Rates (Rate Shock)	2005	2004

+200 basis points	-16	-17
-200 basis points	-14	-22

Based on the underlying assumptions, we were within our policy guideline at year-end 2005 and 2004. The EVE model has become more balanced with improvement in both a higher and lower rate shock scenario. Negative convexity declined each quarter that FHLB advances were paid down in 2005. Management believes that as our advances move closer to their maturity dates and become a smaller portion of our funding base that their negative impact on our longer term interest rate risk profile will moderate over time. Continued growth in our core deposit base will also contribute to an improving interest rate risk profile. Our focus has shifted to our risk to lower interest rates as we believe the likelihood of lower rates is now more probable then interest rates moving an additional 200 basis points from rates at the end of 2005. The closer we feel the rate cycle is nearing its peak the more willingness there will be to purchase longer-term MBS pools, municipal bonds or make fixed rate loans to improve our risk to lower interest rates. We will continue to closely monitor our longer-term rate exposures and evaluate strategies to reduce risk while still achieving financial goals.
Certain shortcomings are inherent in the methodology used in the previously discussed interest rate risk measurements. Modeling changes in the simulation and EVE analyses require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. There are many factors that management evaluates when constructing the assumptions used in short-term and long-term interest rate risk models. One of the most important assumptions involves deposits without fixed maturity dates. These include non-interest bearing demand, interest bearing demand, savings and money market deposits, and represent a significant portion of our deposit base. We believe these deposits are less sensitive to changes in interest rates than other interest bearing assets and liabilities on our balance sheet. The balance of these deposits and the rates paid on them may fluctuate due to changes in market interest rates, competition, or by the fact that customers may add to or withdraw these deposits at any time at no cost. These characteristics and the lack of a maturity date makes modeling these deposits for both simulation and EVE purposes very difficult. A modest change in the maturity term or repricing characteristics can result in very different outcomes. Because each financial institution assigns different repricing and maturity terms to these non-maturity deposits, comparing risk between institutions without understanding the treatment of non-maturity deposits has limited value. Another source of uncertainty reflects the options embedded in many of our financial instruments, which include loans, investments and callable FHLB advances. To deal with the many uncertainties when constructing either short- or long-term interest rate risk measurements, management has developed a number of assumptions. Depending on the product or behavior in question, each assumption will reflect some combination of market data, research analysis and business judgment. Assumptions are reviewed periodically and changes are made when deemed appropriate.
Although the models discussed above provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on YNB’s net interest income or economic value of equity and may differ from actual results.

We believe that any changes to interest rate levels are likely to occur gradually. We continue to monitor our gap position and rate ramp and shock analyses to detect changes to our exposure to fluctuating interest rates. We have the ability to shorten or lengthen maturities on assets, sell securities, enter into derivative financial instruments, or seek funding sources with different repricing characteristics in order to change our asset and liability structure for the purpose of mitigating the effect of interest rate risk changes.
Derivatives
We use and in the future may use derivatives to manage our exposure to interest rate risk. All derivatives are recorded on the balance sheet at fair value with realized and unrealized gains and losses included in the results of operations or in other comprehensive income, depending on the nature and purpose of the derivative transaction. Derivative interest rate contracts may include interest rate swaps, caps and floors, and are used to modify the repricing characteristics of specific assets and liabilities. (See Notes 1 and 18 of the Notes to Consolidated Financial Statements.)
During 2004 we entered into fair value hedges, which initially had the effect of increasing net interest income and modestly enhancing the net interest margin. More importantly, we were able to competitively price two-year CDs to fund our floating rate commercial loan growth and provide protection against falling interest rates. By entering into $125.0 million in notional value pay floating swaps designated as fair value hedges at inception we were able to more closely match the repricing characteristics of the CDs with the loans, and lock in spreads of approximately 315 basis points for the period of the swaps should rates either rise or fall. We understood that the initial interest benefit realized in 2004 of $498,000 would become negative during 2005 if the prime rate continued to increase. The negative impact to net interest income during 2005 was $412,000 as LIBOR increased throughout the year. The interest rate swaps we entered into in 2004 will begin to mature in May of 2006.
Financial derivatives involve to some degree, interest rate, market and credit risk. Interest rate swaps represent our only derivative transactions and credit risk is limited to the periodic exchange of net interest payments for the remaining maturity of the transactions. This results in a credit risk significantly less than the $125.0 million notional amount. Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.
Liquidity Risk
The objective of effective liquidity management is to meet the cash flow requirements of depositors and borrowers, as well as the operating cash needs of YNB at the most reasonable cost. Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments or unexpected deposit outflows or other cash needs.
ALCO is responsible for liquidity risk management. This committee recommends liquidity policy guidelines to the Board of Directors for approval. ALCO reviews forecasted liquidity needs and the adequacy of deposits and other alternative funding sources to meet these needs. Each month we present detailed reports to the Board on our liquidity position, including compliance with limits and guidelines. As part of liquidity risk management, we have developed a detailed contingency funding plan. On a quarterly basis, ALCO reviews the adequacy of funding in adverse environments due to changes in interest rates, credit markets or other external risks through its contingency funding report.
Traditional sources of liquidity include deposit growth and scheduled amortization and prepayment of loans and principal cash flows from mortgage-backed securities. We emphasize building and maintaining customer deposits through the execution of our retail strategy and our relationship banking philosophy. Deposit rates and levels are monitored, and trends and significant changes are reported up through ALCO by YNB’s Pricing Committee. Our Pricing Committee, an arm of ALCO, is made up of senior officers and makes deposit pricing decisions in relation to funding needs on a weekly basis consistent with our liquidity policy objectives. We have used and may continue to use borrowed funds to support and enhance liquidity. In addition to the ongoing execution of our retail strategy, which has increased core deposits, we also utilize alternative funding sources like the nationwide computer software-based service to raise funds through placement of CDs to bolster liquidity and fund loan growth. Brokered CD facilities are also available as another source of liquidity. Under our agreement with the OCC we would be required to obtain a waiver from the FDIC to acquire brokered CDs. In the first quarter of 2006 we applied for and received approval from the FDIC to utilize this funding source. The waiver, good until March 2007, will allow us to use brokered CDs when and if we deem appropriate. Mortgage-backed securities represented

50.0% of total securities at December 31, 2005 and generated substantial cash flows of approximately $126.1 million during 2005, which strengthened liquidity. While maturities and scheduled amortization of loans and MBS are generally a predictable source of funds, deposit flows and securities prepayments are greatly influenced by interest rates and competition.
We are eligible to borrow additional funds from the FHLB subject to its stock and collateral requirements, and individual advance proposals based on FHLB credit standards. FHLB advances are collateralized by securities as well as residential and commercial mortgage loans. Subject to collateral requirements, we also maintained lines of credit totaling approximately $300.0 million at December 31, 2005 with the FHLB and three brokerage firms. We also have the ability to borrow at the Federal Reserve discount window. We also maintain unsecured Federal funds lines totaling $79 million with six correspondent banks for daily funding needs.
The Company pays dividends to stockholders and interest due on subordinated debentures. The principal source of funding for these payments generally comes from dividends from the Bank. Under the agreement with the OCC and the supervisory letter from the Federal Reserve Bank of Philadelphia, prior regulatory approval is required for dividend payments by both the Bank and the Company. We received approval from both of these regulatory agencies to pay dividends in the first quarter of 2006.
By executing our retail strategy in 2005 we further strengthened our liquidity profile. The generation of core deposits in our expanding branch network has provided a reliable stable source of funding. In addition to cash flows generated from MBS, we hold a diversified portfolio of marketable securities from which liquidity could be promptly generated. Total unpledged securities were approximately $367.0 million at December 31, 2005. Effective liquidity planning and management will be critical in maintaining adequate liquidity levels while funding loan growth at a reasonable cost to achieve our profitability goals in 2006.
Capital Management
We manage capital in a highly regulated environment which requires a balance between earning the highest return for stockholders while maintaining sufficient capital levels for proper risk management and satisfying regulatory requirements. Our capital management is designed to generate attractive returns on equity to our stockholders and to assure that we are always well capitalized, or otherwise meet capital targets set by regulatory authorities, while having the necessary capital for our future expansion plans as part of our retail strategy.
A significant measure of the strength of a financial institution is its stockholders’ equity. Stockholders’ equity at December 31, 2005 totaled $177.5 million compared to $160.2 million at December 31, 2004. The increase in stockholders’ equity of $17.3 million or 10.8% resulted from earnings of $20.9 million, proceeds of $8.7 million from common shares issued in a private equity offering in November, proceeds of $1.7 million and $374,000 from exercised stock options and shares issued through our dividend reinvestment plan, respectively, $377,000 from allocated ESOP shares, and an increase of $307,000 associated with the fair market adjustment related to the allocation of shares from the ESOP. Also contributing to the increase was the recognition of a $147,000 expense, related to the accelerated vesting of all unvested stock options outstanding under Yardville National Bancorp’s 1997 Stock Option Plan, provided that such stock options become vested on December 30, 2005. The increase in stockholders’ equity was partially offset by cash dividend payments of $4.9 million and a negative adjustment to equity of $10.3 million from the depreciation in market value of securities available for sale.
We have an Employee Stock Ownership Plan (ESOP) that permits eligible employees to share in our growth through stock ownership. In May 2003, the ESOP purchased an additional 39,515 shares from our 401(k) Plan for $755,000. The YNB Stock Fund, a fund offered through our 401(k) Plan, was discontinued in May 2003. The ESOP financed the stock purchased with a loan from a nonaffiliated financial institution. The loan was for a term of two years and was paid in full at December 31, 2005. In November 2005, the ESOP purchased 64,175 shares of common stock for approximately $2.3 million. The ESOP funded the transaction by borrowing approximately $2.3 million from an unaffiliated financial institution.
The balance of unallocated ESOP shares at December 31, 2005 was $2.3 million. The annual expenses associated with the ESOP were $693,000 in 2005, $550,000 in 2004 and $618,000 in 2003. These expenses include compensation expense, debt service on the loan and any adjustment required due to changes in the market value of the shares at time of allocation. The reason for the increase in cost in 2005 compared to 2004, was related to our higher stock price on common shares allocated.
Dividends declared on common stock for 2005 and 2004 totaled $0.46 per share, respectively. The dividend payout ratio was 23.9% for 2005, compared to 26.0% for 2004. The decrease in the dividend payout ratio was due to higher earnings while maintaining the same cash dividend per common share in 2005.
Regulatory Capital
We are subject to risk-based capital standards under Federal banking regulations. These banking regulations relate a company’s regulatory capital to the risk profile of its total assets and off-balance sheet items, and provide the basis for evaluating capital adequacy. Under these standards, assets and certain off-balance sheet items are assigned to broad risk categories each with applicable weights. Risk based capital standards require all banks to have Tier 1 capital of at least 4%, and total capital (including Tier 1 capital) of at least 8%, of risk-adjusted assets. YNB is also subject to leverage ratio requirements. The leverage ratio measures Tier 1 capital to adjusted average assets. The minimum ratio requirement is 4%.
Tier 1 capital includes stockholders’ equity (adjusted for intangibles and the unrealized gains/losses in securities available for sale) and trust preferred securities. Trust preferred securities are limited to 25% of Tier 1 capital. Any trust preferred securities in excess of the Tier 1 limit are included in total capital. Total capital is comprised of all of the components of Tier 1 capital plus the allowance for loan losses.
The following table sets forth the Company’s regulatory capital ratios at December 31, 2005, 2004 and 2003:

	December 31,

	2005	2004	2003

Risk based capital ratios:
Tier 1	8.6%	7.6%	8.0%
Total Capital	10.8	10.1	11.1
Leverage ratio	11.8	11.4	12.1

Under the capital adequacy guidelines, a well capitalized financial institution must maintain a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 6% and a leverage ratio of at least 5%.
Due to our agreement with the OCC, however, the Bank is no longer considered “well capitalized” for certain regulatory purposes. This capital category does not, however, constitute an accurate representation of the Bank’s general financial condition or prospects. In addition, under the agreement, the Bank has to achieve and maintain a total risk based capital ratio of at least 10.75%, a Tier 1 risk based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. In November 2005, to help meet the higher capital and leverage ratios established by the formal agreement, we completed a private equity placement to a select number of accredited investors, which included YNB Directors of approximately $8.7 million, substantially all of which was contributed to the Bank.
We were in compliance with all required ratios at December 31, 2005. We believe the combination of controlled asset growth and solid financial performance in 2006 will allow us to continue to exceed all applicable minimum capital requirements.

Earnings Analysis for Prior Year
(2004 compared to 2003)
YNB earned net income of $18.5 million or $1.71 per diluted share in 2004 compared to $10.3 million or $0.97 per diluted share in 2003. This represents an increase of 79.7% and 76.3%, respectively. The notable increase in net income was due to strong net interest income growth of $17.5 million partially offset by a $4.5 million increase in non-interest expense, as well as higher income tax expense due to better financial performance.
Net Interest Income
Net interest income totaled $70.7 million in 2004, an increase of $17.5 million or 33.0% from net interest income of $53.2 million in 2003. There were two principal factors that contributed to the increase in net interest income in 2004. An increase in interest income of $18.4 million resulting from a 17.5% increase in interest and fees on loans, due to increased volumes for the comparative periods, was the primary driver in higher net interest income. To a somewhat lesser extent, a 34 basis point decline in the cost of interest bearing liabilities, partially offset by a 12.5% increase in average interest bearing liabilities, also contributed to the net interest income improvement.
The net interest margin, on a tax equivalent basis, increased to 2.83% for the twelve months ended December 31, 2004 compared with 2.42% for the same period in 2003. YNB’s financial success in 2004 was driven by the combination of a low interest rate environment, our strength as a commercial business lender and the successful execution of our retail strategy, which resulted in a lower cost of funds and a higher net interest margin.
Average interest earning assets increased by $297.6 million or 13.2% to $2.56 billion for 2004, compared to $2.26 billion in 2003. In addition, the yield on our earning assets increased 10 basis points to 5.47%. As a result, in 2004, interest income rose to $139.9 million, compared to $121.5 million for 2003.
Driven by commercial loans, loans averaged $1.63 billion for 2004, an increase of $303.2 million or 22.9% when compared with $1.32 billion for 2003. Interest and fees on loans increased $15.0 million or 17.5% despite a 28 basis point decline on loan yields. Even though short-term interest rates rose 125 basis points in the second half of 2004 the booking of prime priced commercial loans at yield levels less than fixed rate loans had the effect of lowering the loan portfolio yield. The loan portfolio yield increased throughout the last six months of 2004 as a significant portion of our floating rate commercial loan portfolio rose above their floors, which had been instituted over the last few years. Approximately 50% of YNB’s commercial loans have floating interest rates. During 2004 the average prime rate increased to 4.35% compared to 4.12% in 2003.
The higher yield on our securities portfolio also contributed to our net interest income and margin improvement. Securities purchased at levels close to par with modestly longer duration resulted in a higher securities yield.
Average interest bearing liabilities rose $255.3 million to $2.30 billion, while overall funding costs declined 34 basis points to 3.01% during 2004. The higher volume of average interest bearing liabilities resulted in a modest increase in interest expense of $856,000, or 1.3%, to $69.1 million when compared to $68.3 million in 2003.
In 2004, we experienced success in reducing and then managing our cost of funds as the result of the execution of our retail strategy. To achieve that objective we focused on our relationship based banking philosophy, which attracted lower cost core deposits and changed the composition of our deposit base. Total interest expense on interest bearing deposits remained the same for 2004 compared to 2003, as money market balances and interest bearing demand deposits increased $217.9 million, or 32.9% to $880.1 million during 2004. The corresponding cost of these deposits declined 17 basis points to 1.47%. Average savings, money markets and interest bearing deposits represented 58.6% of total average interest bearing deposits during 2004 compared to 52.7% for 2003. Higher cost average time deposits represented 36.8% of our average deposit base during 2004 compared to 42.6% during 2003. Growth in average demand deposits of $46.1 million or 33.1% to $185.4 million in 2004 positively impacted our net interest margin.
The average cost of borrowed funds increased seven basis points to 4.89% due to higher costs associated with floating rate FHLB advances that repriced higher as interest rates gradually moved higher in the second half of 2004.

Conversely, the average cost of subordinated debentures declined 107 basis points to 6.66% from 7.73% in 2003 principally due to a change in composition and cost from 2003 through 2004. The combination of factors discussed above resulted in a 34 basis point decline in the cost of interest bearing liabilities to 3.01% in 2004 from 3.35% during 2003.
Provision for Loan Losses
The provision for loan losses totaled $9.6 million for 2004, an increase of $265,000 when compared to $9.5 million for 2003. The modest increase is reflective of the strong commercial loan growth experienced in 2004, partially offset by lower net charge offs. The allowance for loan losses increased by $2.8 million to $20.1 million at December 31, 2004 compared to $17.3 million at the end of 2003.
Non-interest Income
Non-interest income, excluding net securities gains and the gain on sale of our operations building in 2003, rose $503,000 or 8.6% to $6.7 million for 2004 when compared to $6.2 million for 2003. The increase was primarily due to higher service charge income partially offset by a reduction in income on bank owned life insurance due to a lower interest-crediting rate, reflective of the lower interest rate environment that existed when the interest crediting rate was established.
Service charges represented the largest single source of core non-interest income in 2004. During 2004, fee-based services, which include automated teller machine related fees, Second Check, wire transfer and check fees increased $111,000 to $1.5 million in 2004 from $1.4 million in 2003. Other non-interest income, which included mortgage servicing, and safe deposit box rentals, totaled $198,000 in 2004 compared to $701,000 in 2003. Included in our 2003 results was the sale of our former operations building to a board member, which resulted in a $429,000 gain.
Non-interest Expense
Non-interest expense totaled $42.7 million in 2004, an increase of $4.5 million or 11.8%, compared to $38.2 million in 2003. The largest increases in non-interest expense in 2004 were in salaries and employee benefits, and directors and committee fees. Expenses associated with our SOX 404 compliance, including audit and consulting fees, contributed to the increase in non-interest expense.
Salaries and employee benefits increased $2.0 million or 9.5% to $23.5 million for the year ended December 31, 2004 compared to $21.4 million for the same period in 2003. The increase in salaries and employee benefits expense in 2004 was primarily due to increased salary expense as the result of additional lending staff and from growth. Net occupancy expense increased $349,000 or 8.9% to $4.3 million in 2004 from $3.9 million in 2003 principally due to new branches opened as part of our retail strategy and facilities-related expenses, such as repairs and maintenance. Outside services and processing expenses increased $664,000 or 81.1% to $1.5 million in 2004 from $819,000 in 2003.
We estimate that the impact to pre-tax earnings of implementing SOX 404 as a result of additional expenses was approximately $750,000 to $1,000,000 or 5 to 7 cents on diluted earnings per share in 2004.
Excluding net securities gains and the sale of our former operations building in 2003, our efficiency ratio was 55.1% and 64.3% for 2004 and 2003, respectively. The improvement in this ratio is principally due to the increased level of net interest income in 2004.
Income Taxes
The provision for Federal and state income taxes was $7.9 million in 2004 compared to $3.4 million in 2003. For 2004, the effective tax rate was 29.9% compared to 25.1% for 2003. The increases in tax expense and our effective tax rates were principally due to higher taxable income.

Recent Accounting Pronouncements
Financial Accounting Standards Board (the “FASB”) Statement No. 123 (revised 2004) (“Statement 123(R)”) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant date fair value of stock options and other equity-based compensation issued to employees in the income statement. Statement 123(R) also generally requires that an entity account for those transactions using the fair-value-based method, and eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic value method of accounting in APB Opinion No. 25, Accounting for Stock Issued to Employees, which was permitted under Statement 123, as originally issued. The revised Statement 123(R) requires entities to disclose information needed about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for the Company beginning January 1, 2006. The Company must use either the modified prospective or the modified retrospective transition method. The adoption of Statement 123(R) will cause the Company to recognize additional expense upon the grant of each stock option.
FASB Staff Position No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (the “FSP”), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary, and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally SFAS No. 115 and SEC Staff Accounting Bulletin 58). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security’s cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retroactive application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2006, with earlier application permitted to accounting changes and corrections of errors made in fiscal years beginning after May 31, 2005.
In November 2005 the Financial Accounting Standard’s Board Emerging Issues Task Force (EITF) stated that it would review employer accounting for deferred compensation or postretirement benefit aspects of split-dollar life insurance arrangements at its March 2006 meeting. The Company’s accounting for the Bank owned life insurance could change as a result of actions taken by the EITF. At this time the Company is unable to determine the impact, if any, of any changes in the accounting in this area.

Quarterly Financial Data (Unaudited)

	Three Months Ended
(in thousands, except per share data)	December 31	September 30	June 30	March 31

2005
Interest income	$45,911	$43,754	$41,569	$39,033
Interest expense	24,177	22,865	20,843	19,169

Net interest income	21,734	20,889	20,726	19,864
Provision for loan losses	4,830	2,100	2,100	1,500
Non-interest income	1,804	2,042	1,927	1,717
Non-interest expense	12,571	12,933	12,240	11,858

Income before income tax expense	6,137	7,898	8,313	8,223
Income tax expense	1,804	2,546	2,677	2,610

Net income	$4,333	$5,352	$5,636	$5,613

Earnings per share-basic	$0.40	$0.50	$0.54	$0.53
Earnings per share-diluted	0.39	0.49	0.51	0.51

2004
Interest income	$37,897	$36,048	$33,701	$32,218
Interest expense	18,411	17,529	16,733	16,472

Net interest income	19,486	18,519	16,968	15,746
Provision for loan losses	2,800	2,400	1,975	2,450
Non-interest income	1,593	2,296	1,716	2,374
Non-interest expense	11,157	10,622	10,583	10,287

Income before income tax expense	7,122	7,793	6,126	5,383
Income tax expense	2,386	2,344	1,664	1,505

Net income	$4,736	$5,449	$4,462	$3,878

Earnings per share-basic	$0.45	$0.52	$0.43	$0.37
Earnings per share-diluted	0.43	0.50	0.41	0.36

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The information furnished with respect to this Item is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is set forth in Item 7 of this report.

Item 8.	Financial Statements and Supplementary Data.
The information furnished with respect to this Item is contained in our financial statements included in Item 15 of this report and the quarterly financial data included in Item 7 of this report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information we are required to disclose in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment, management believes that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on management’s assessment of, and the effectiveness of, our internal control over financial reporting as of December 31, 2005. This report appears on page 60.
Changes to Internal Control Over Financial Reporting
As part of the evaluation and assessment discussed above, management considered each of the provisions of our agreement with the OCC and the responsive actions that have been taken. During the fiscal quarter ended December 31, 2005, the Bank revised its credit risk rating matrices, formalized its problem loan management program, made enhancements to its credit approval process, revised its lending policy in general, and enhanced the methodology used to determine the allowance for loan losses. As these changes could impact the risk rating of certain loans and, as a result, our allowance and provision for loan losses, they could also impact our financial statements.
Except to the extent set forth in the preceding paragraph, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
We have identified deficiencies that we do not consider to be “material weaknesses” but which we nonetheless believe should be remedied. These deficiencies have been disclosed to the Audit Committee of our Board of Directors and to our independent registered public accounting firm. In conjunction with our internal auditors, we will continue to review, evaluate, document and test our internal controls and procedures as required under Section 404 of the Sarbanes-Oxley Act and may identify additional areas where disclosure and corrective measures are advisable or required.
Management has discussed its remedial action plans with the Audit Committee and will continue to provide periodic updates on progress made.
Limitations of Effectiveness of Controls
We note that, like other companies, any system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of inherent limitation in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Yardville National Bancorp and subsidiaries:
We have audited management’s assessment, included on pages 58-59, Item 9A, “Management’s Report on Internal Control Over Financial Reporting,” that Yardville National Bancorp and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that Yardville National Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Yardville National Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Yardville National Bancorp and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 16, 2006 expressed an unqualified opinion on those consolidated financial statements.
KPMG
Short Hills, New Jersey
March 16, 2006

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held May 3, 2006.

Item 11.	Executive Compensation.
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held May 3, 2006. The information contained in the Company’s definitive proxy statement under the captions “Organization and Compensation Committee Report,” “Performance Graph” and “Audit Committee Report” shall not be deemed to be incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in Connection with its Annual Meeting of Shareholders to be held May 3, 2006.

Item 13.	Certain Relationships and Related Transactions.
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held May 3, 2006.

Item 14.	Principal Accounting Fees and Services.
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Shareholders to be held May 3, 2006.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YARDVILLE NATIONAL BANCORP

By:	Patrick M. Ryan Patrick M. Ryan
Chief Executive Officer
March 16, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
Jay G. Destribats Jay G. Destribats	Chairman of the Board and Director	March 16, 2006

Patrick M. Ryan Patrick M. Ryan	Director and Chief Executive Officer	March 16, 2006

F. Kevin Tylus F. Kevin Tylus	Director, President and Chief Operating Officer	March 16, 2006

Stephen F. Carman Stephen F. Carman	Vice President, Treasurer, Principal Financial Officer and Principal Accounting Officer	March 16, 2006

James E. Bartolomei James E. Bartolomei	Director	March 16, 2006

Elbert G. Basolis, Jr. Elbert G. Basolis, Jr.	Director	March 16, 2006

Anthony M. Giampetro Anthony M. Giampetro	Director	March 16, 2006

Gilbert W. Lugossy Gilbert W. Lugossy	Director	March 16, 2006

Samuel D. Marrazzo Samuel D. Marrazzo	Director	March 16, 2006

Louis R. Matlack Louis R. Matlack	Director	March 16, 2006

George D. Muller George D. Muller	Director	March 16, 2006

Martin Tuchman Martin Tuchman	Director	March 16, 2006

Christopher S. Vernon Christopher S. Vernon	Director	March 16, 2006

Robert L. Workman Robert L. Workman	Director	March 16, 2006

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Condition

	Year ended December 31,
(in thousands, except share data)	2005	2004

Assets:
Cash and due from banks	$52,686	$32,115
Federal funds sold	10,800	6,769

Cash and Cash Equivalents	63,486	38,884

Interest bearing deposits with banks	16,408	41,297
Securities available for sale	741,668	802,525
Investment securities (market value of $90,611 in 2005 and $79,954 in 2004)	89,026	78,257
Loans	1,972,840	1,782,592
Less: Allowance for loan losses	(22,703)	(20,116)

Loans, net	1,950,137	1,762,476
Bank premises and equipment, net	11,697	10,431
Bank owned life insurance	46,152	44,501
Other assets	38,157	27,546

Total Assets	$2,956,731	$2,805,917

Liabilities and Stockholders’ Equity:
Deposits
Non-interest bearing	$232,269	$202,196
Interest bearing	1,740,448	1,607,808

Total Deposits	1,972,717	1,810,004

Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	704,000	742,000
Subordinated debentures	62,892	62,892
Obligation for Employee Stock Ownership Plan (ESOP)	2,250	377
Other	1,870	753

Total Borrowed Funds	781,012	816,022
Other liabilities	25,544	19,733

Total Liabilities	$2,779,273	$2,645,759

Commitments and Contingent Liabilities
Stockholders’ equity
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common Stock: no par value
Authorized 20,000,000 shares
Issued 11,095,331 shares in 2005 and 10,691,213 shares in 2004	105,122	91,658
Surplus	2,205	2,205
Undivided profits	85,896	69,860
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(2,250)	(377)
Accumulated other comprehensive loss	(10,355)	(28)

Total Stockholders’ Equity	177,458	160,158

Total Liabilities and Stockholders’ Equity	$2,956,731	$2,805,917

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003

Interest Income:
Interest and fees on loans	$127,684	$100,506	$85,529
Interest on deposits with banks	1,027	371	121
Interest on securities available for sale	36,983	35,282	32,308
Interest on investment securities:
Taxable	109	137	192
Exempt from Federal income tax	3,734	3,221	2,796
Interest on Federal funds sold	730	347	523

Total Interest Income	170,267	139,864	121,469

Interest Expense:
Interest on savings account deposits	20,757	12,929	10,834
Interest on certificates of deposit of $100,000 or more	6,992	4,165	4,014
Interest on other time deposits	16,432	12,269	14,521
Interest on borrowed funds	38,114	36,071	35,799
Interest on subordinated debentures	4,759	3,711	3,121

Total Interest Expense	87,054	69,145	68,289

Net Interest Income	83,213	70,719	53,180
Less provision for loan losses	10,530	9,625	9,360

Net Interest Income After Provision for Loan Losses	72,683	61,094	43,820

Non-Interest Income:
Service charges on deposit accounts	2,819	3,134	2,388
Securities gains, net	862	1,297	1,513
Income on bank owned life insurance	1,651	1,766	2,036
Other non-interest income	2,158	1,782	2,157

Total Non-Interest Income	7,490	7,979	8,094

Non-Interest Expense:
Salaries and employee benefits	27,654	23,476	21,433
Occupancy expense, net	4,934	4,283	3,934
Equipment expense	3,173	3,123	2,955
Other non-interest expense	13,841	11,767	9,837

Total Non-Interest Expense	49,602	42,649	38,159

Income before income tax expense	30,571	26,424	13,755
Income tax expense	9,637	7,899	3,446

Net Income	$20,934	$18,525	$10,309

Earnings Per Share:
Basic	$1.97	$1.77	$0.99
Diluted	1.89	1.71	0.97

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31, 2005, 2004 and 2003
							Accumulated
						Unallocated	other
	Common	Common		Undivided	Treasury	ESOP	Comprehensive
(in thousands, except share amounts)	shares	stock	Surplus	profits	stock	shares	income (loss)	Total

BALANCE, December 31, 2002	10,395,909	$89,297	$2,205	$50,633	$(3,154)	$(400)	$7,358	$145,939
Net income				10,309				10,309
Unrealized loss — securities available for sale, net of tax benefit of $3,772							(7,323)	(7,323)
Less reclassification of realized net gain on sale of securities available for sale, net of tax of $514							(999)	(999)

Total comprehensive income								1,987

Cash dividends paid ($0.46 per share)				(4,790)				(4,790)
ESOP shares acquired						(755)		(755)
ESOP fair value adjustment		221						221
Common stock issued:
Exercise of stock options	40,596	492						492
Dividend reinvestment plan	3,102	69						69
ESOP shares allocated						400		400
Treasury shares acquired	(346)				(6)			(6)

BALANCE, December 31, 2003	10,439,261	$90,079	$2,205	$56,152	$(3,160)	$(755)	$(964)	$143,557

Net income				18,525				18,525
Unrealized gain — securities available for sale, net of tax of $958							1,779	1,779
Less reclassification of realized net gain on sale of securities available for sale, net of tax of $454							(843)	(843)

Total comprehensive income								19,461

Cash dividends paid ($0.46 per share)				(4,817)				(4,817)
ESOP fair value adjustment		163						163
Common stock issued:
Exercise of stock options	54,487	965						965
Dividend reinvestment plan	16,871	451						451
ESOP shares allocated						378		378

BALANCE, December 31, 2004	10,510,619	$91,658	$2,205	$69,860	$(3,160)	$(377)	$(28)	$160,158

Net income				20,934				20,934
Unrealized loss — securities available for sale, net of tax of $5,258							(9,767)	(9,767)
Less reclassification of realized net gain on sale of securities available for sale net of tax of $302							(560)	(560)

Total comprehensive income								10,607

Cash dividends paid ($0.46 per share)				(4,898)				(4,898)
ESOP shares acquired	64,175	2,250				(2,250)
ESOP fair value adjustment		307						307
Common stock issued:
Common shares issued	235,401	8,717						8,717
Exercise of stock options and related tax benefit	93,404	1,669						1,669
Option acceleration expense		147						147
Dividend reinvestment plan	11,138	374						374
ESOP shares allocated						377		377

BALANCE, December 31, 2005	10,914,737	$105,122	$2,205	$85,896	$(3,160)	$(2,250)	$(10,355)	$177,458

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,934	$18,525	$10,309
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,530	9,625	9,360
Depreciation	2,558	2,355	2,267
ESOP fair value adjustment	307	163	221
Option acceleration expense	147	—	—
Income tax payable reduction due to stock option excercises	296	152	—
Amortization of deposit intangible	204	204	17
Amortization and accretion on securities	4	1,652	5,307
Gain on sales of securities available for sale	(862)	(1,297)	(1,513)
Gain on sale of bank branch	—	(5)	—
Writedown and loss on sale of other real estate	—	—	236
Increase in other assets	(6,906)	(296)	(7,226)
Increase (decrease) in other liabilities	5,515	1,262	(4,703)

Net Cash Provided by Operating Activities	32,727	32,340	14,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest bearing deposits with banks	24,889	(20,745)	(18,051)
Purchase of securities available for sale	(194,349)	(446,025)	(753,178)
Maturities, calls and paydowns of securities available for sale	142,656	240,415	592,237
Proceeds from sales of securities available for sale	97,513	202,139	168,215
Proceeds from maturities and paydowns of investment securities	2,113	6,297	7,129
Purchase of investment securities	(12,874)	(15,853)	(21,133)
Net increase in loans	(198,191)	(346,041)	(257,992)
Expenditures for bank premises and equipment	(3,174)	(1,125)	(2,366)
Proceeds from sale of bank branch	—	641	—
Proceeds from sale of other real estate	—	—	1,706

Net Cash Used by Investing Activities	(141,417)	(380,297)	(283,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, money market, and savings deposits	(8,896)	277,082	247,415
Net increase (decrease) in certificates of deposit	171,609	49,113	(35,892)
Net (decrease) increase in borrowed funds	(35,660)	15,050	(19,631)
Proceeds from issuance of subordinated debentures	—	15,464	25,774
Retirement of subordinated debentures	—	—	(11,856)
Proceeds from issuance of common stock	13,010	1,416	561
(Increase) decrease in unallocated ESOP shares	(1,873)	378	(355)
Treasury shares acquired	—	—	(6)
Dividends paid	(4,898)	(4,817)	(4,790)

Net Cash Provided by Financing Activities	$133,292	$353,686	$201,220

Net increase (decrease) in cash and cash equivalents	$24,602	$5,729	$(67,938)
Cash and cash equivalents as of beginning of year	38,884	33,155	101,093

Cash and Cash Equivalents as of End of Year	$63,486	$38,884	$33,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$83,020	$69,266	$70,822
Income taxes	13,854	7,304	10,097

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of building with capitalized leases	$650	$—	$—
Transfers from loans to other real estate, net of charge offs	—	—	894

See Accompanying Notes to Consolidated Financial Statements.

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
Notes to Consolidated Financial Statements
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Yardville National Bancorp is a bank holding company, which conducts a general commercial and retail banking business through its principal operating subsidiary, The Yardville National Bank (the Bank), a nationally chartered banking institution. The Bank provides a broad range of lending, deposit and other financial products and services with an emphasis on commercial real estate and commercial and industrial loans to small to mid-sized businesses and individuals. Our existing and targeted markets are located in the corridor between New York City and Philadelphia. We operate 27 full-service branches including 18 branches in our primary market of Mercer County, New Jersey. We have expanded our franchise into the demographically attractive markets of Hunterdon, Somerset, and Middlesex Counties in New Jersey and Bucks County in Pennsylvania. The Bank is subject to competition from other financial institutions and non-bank providers of financial services. Yardville National Bancorp and the Bank are both subject to the regulation by certain Federal agencies and undergo periodic examinations by those regulatory authorities.
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
A. Consolidation. The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiary, the Bank, and the Bank’s wholly owned direct and indirect subsidiaries (collectively, the Company). All significant inter-company accounts and transactions have been eliminated in consolidation. Under Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) the following former subsidiaries have been deconsolidated: Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, Yardville Capital Trust IV, Yardville Capital Trust V and Yardville Capital Trust VI. All prior periods presented have been reclassified to reflect the deconsolidation.
B. Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are purchased or sold for one day periods.
C. Securities. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. The premium or discount adjustments are recognized as adjustments to interest income, on a level yield basis. Securities that may be sold in response to, or in anticipation of, changes in interest rates, liquidity needs or other factors and marketable equity securities are classified as available-for-sale and carried at market value. The unrealized gains and losses on these securities are reported, net of applicable taxes, in accumulated other comprehensive (loss) income, a component of stockholders’ equity. All securities with unrealized losses are evaluated quarterly to determine whether the unrealized losses are other than temporary. If an unrealized loss is determined to be other than temporary, the security is written down to its market value with the loss recognized in the consolidated statements of income. Gains and losses on disposition are included in earnings using the specific identification method. Debt securities that are purchased and held primarily for the purpose of being sold in the near term are classified as trading. Trading securities are carried at market value with realized and unrealized gains and losses reported in non-interest income. There were no trading securities at December 31, 2005 or 2004.

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
E. Allowance for Loan Losses. The provision for loan losses charged to operating expense is determined by management and is based upon a periodic review of the loan portfolio, past experience, the economy, and other factors that may affect a borrower’s ability to repay a loan. The provision is based on management’s estimates and actual losses may vary from these estimates. Estimates are reviewed and adjustments, as they become necessary, are reported in the periods in which they become known. Management believes that the allowance for loan losses is adequate to reserve against probable losses inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey, and due to the factors listed above. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and the valuation of other real estate. Such agencies may require the Company to recognize additions to the allowance or adjustments to the carrying value of other real estate based on their judgments about information available to them at the time of their examination.
Management has identified the allowance for loan losses to be a critical accounting policy. The Company utilizes a system to rate substantially all loans based on their respective risk. Consumer and residential mortgage loans are evaluated as a group with only those loans that are delinquent evaluated separately. The primary emphasis in the risk rating system is on commercial real estate and commercial and industrial loans, due to the greater credit risk they entail compared to residential mortgage and consumer loans.
Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. The reserve percentage assigned to each risk-rating category is determined quarterly from historical loan loss rates, based on an eight-quarter rolling trend using migration analysis. Commercial risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as minimal, modest, better than average, average and acceptable. At December 31, 2005, the following reserve percentages were applied. Loans with acceptable risk were reserved at a range of 0.35% to 2.01%. Risk ratings of between 6 and 9 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard, doubtful and loss. Due to the higher level of risk, these loans were reserved at a range of 3.75% to 100%. Loans with a risk rating of 9 are considered to be a loss and would be reserved at 100%. At December 31, 2005, there were no 9 rated loans. In setting the reserve percentage for each risk rating, management uses a computer software program to perform migration analysis to determine historic loan loss experience. In addition, management relies on its judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates and level of business activity.
At December 31, 2005, residential mortgage loans were assigned an individual risk reserve percentage of 0.04% due to the strong secured nature of these loans and the historically low level of losses experienced with this loan type. Multi-family residential loans are included in commercial real estate loans for reserve analysis purposes.
Consumer loans include home equity loans, installment loans and all other loans. At December 31, 2005, home equity loans were assigned reserve percentages of 0.01% for the lowest risk to 0.18% for the highest risk. This range is reflective of the strict underwriting standards and the historically low level of losses experienced with these loans. All other secured consumer loans, primarily automobile loans, are reserved at a range of 0.63% to 3.86%. The higher reserve percentages assigned to these loans reflect the greater risk and higher historical losses. Unsecured consumer loans are reserved at a range of 2.49% to 3.86%.

The company has defined the population of impaired loans to be all nonaccrual commercial real estate and commercial and industrial loans. Management, considering current information and events regarding the borrowers’ ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or fair value of the collateral. Impairment losses are included in the allowance for loan losses through charges to income.
F. Bank Premises, Equipment and Leases. Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed on straight-line and accelerated methods over the estimated useful lives of the assets ranging from three years to forty years depending on the asset or lease. Charges for maintenance and repairs are expensed as they are incurred.
The Company leases certain branch facilities and office space for varying periods under lease agreements. Most of the leases are non-cancelable operating leases with fixed rental payments, expiring over the next 5-20 years and contain renewal provisions. Leases that are determined to be “capital leases” following Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (FAS 13) of U.S. Generally Accepted Accounting Principals, are recognized on the balance sheet at the lower of the present value of the minimum lease payments or the fair market value of the leased property. The asset value is amortized over the initial base lease term. Leases that are determined to be “operating leases” under FAS 13 are not capitalized thus their periodic rental payments with respect to these lease contracts are expensed as incurred. With regard to subsequent leasehold improvements expenditures made on either capitalized or operating leases, they are depreciated over the lower of the existing term/option period or the economic deemed life of the improvement.
G. Other Real Estate (ORE). ORE comprises real properties acquired through foreclosure or deed in lieu of foreclosure in partial or total satisfaction of loans. The properties are recorded at the lower of cost or fair value less estimated disposal costs at the date acquired. When a property is acquired, the excess of the loan balance over the fair value is charged to the allowance for loan losses. Any subsequent writedowns that may be required to the carrying value of the property are included in other non-interest expense. Gains realized from the sale of other real estate are included in other non-interest income, while losses are included in non-interest expense. There was no ORE on December 31, 2005 or 2004.
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
I. Stock-Based Compensation. The Company applies Accounting Principles Board (APB) Opinion 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No.123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation. For stock options issued with a graded vesting schedule, compensation expense is recognized on a straight line basis over the vesting period.

(in thousands)	2005	2004	2003

Net income as reported:	$20,934	$18,525	$10,309
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,297	952	687

Pro forma net income	$19,637	$17,573	$9,622

Earnings per share
Basic:
As reported	$1.97	$1.77	$0.99
Pro forma	1.85	1.68	0.93
Diluted:
As reported	$1.89	$1.71	$0.97
Pro forma	1.78	1.62	0.91

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The table below lists the weighted average assumptions used for grants in 2005, 2004 and 2003, respectively. The Black-Scholes option pricing model requires the use of highly subjective assumptions, including expected stock price volatility, which if changed, can materially affect fair value estimates.

	2005	2004	2003

Number of options granted	84,000	77,500	134,500
Expected annual dividend rate	$0.46	$0.46	$0.46
Risk free rate	4.1%	3.6%	2.9%
Expected average option life (years)	6.3	6.8	7.4
Expected volatility	30.2%	32.5%	35.0%
Weighted average fair value of options granted	$9.32	$10.45	$8.23

On December 21, 2005, upon the recommendation of the Company’s organization and compensation committee, the Company’s board of directors accelerated the vesting of all unvested stock options outstanding under the Yardville National Bancorp 1997 Stock Option Plan, providing that such stock options shall become fully vested on December 30, 2005. Such options were granted during the 2001 through 2005 calendar years. The acceleration included stock options held by two executive vice presidents as well as other officers of the Company. There were no options accelerated for any member of the board of directors as all outstanding options held by board members were vested under their respective normal vesting schedule.
Prior to accelerating the vesting of the affected stock options, the Company’s board of directors determined such acceleration was in the best interests of the Company’s and its shareholders in order to reduce the impact of recording non-cash compensation upon the adoption of Statement of Financial Accounting Standards No. 123R “Share-based Payment” (SFAS 123R). This standard will require all share based awards to employees, including grants of stock options, to be recognized as compensation expense in the Company’s financial statements over the vesting period of each award based on the award’s fair value at the date of grant. Options covering 97,340 shares of the Company’s common stock, or less than one percent of the current shares outstanding, are affected by the acceleration. The weighted average exercise price of the accelerated stock options was $21.36 and based on the closing price of the Company’s common stock on the date of acceleration ($34.65), all of the accelerated stock options would have economic value to the holders. The Company estimates that, as a result of the acceleration, pretax compensation expense related to the options of approximately $252,000, $215,000, $151,000 $97,000 and $32,000, which otherwise would have been recognized in the Company’s consolidated statements of income for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively, will not be recognized.

The Company recorded an expense of $147,000 in salary and benefit expense related to the accelerated vesting of these options.
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
Weighted average shares for the basic net income per share computation for the years ended December 31, 2005, 2004, and 2003 were 10,609,000, 10,455,000 and 10,391,000, respectively. For the diluted net income per share computation, common stock equivalents of 448,000, 406,000 and 260,000 are included for the years ended December 31, 2005, 2004, and 2003, respectively. Common stock equivalents that were antidilutive were 24,000, 7,000 and 11,000 in 2005, 2004, and 2003, respectively.
K. Comprehensive Income. Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded directly to equity, such as unrealized gains and losses on securities available for sale, net of taxes. Comprehensive income is presented in the consolidated statements of changes in stockholders’ equity.
L. Intangible Assets. Intangible assets of the Company consist primarily of a core deposit intangible. Core deposit intangibles represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on a straight-line basis over a period of ten years, and the unamortized balance is evaluated for impairment on a periodic basis.
M. Derivative Financial Instruments. Derivative financial instruments are recorded at fair value as either assets or liabilities on the balance sheet. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The Company designates a derivative as held for trading or hedging purposes when it enters into a derivative contract. Derivatives designated as held for trading activities are included in the Company’s trading portfolio with changes in fair value reflected in trading account profits. The Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives, strategies for undertaking various hedge transactions, and the methodology for measuring ineffectiveness as required by SFAS 133. Additionally, the Company uses regression analysis at the hedge’s inception and quarterly thereafter to assess whether the derivative used in its hedging transaction is expected to be or has been highly effective in offsetting changes in the fair value or cash flows of the hedged items. The Company discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value in earnings.
The Company uses its derivatives designated for hedging activities as either fair value or cash flow hedges. Fair value hedges are used to limit the Company’s exposure to changes in the fair value of its fixed rate interest earning assets or interest bearing liabilities due to interest rate volatility. Cash flow hedges are used to minimize the variability of cash flows of interest bearing assets or liabilities caused by interest rate fluctuations. Changes in the fair value of derivatives designated as highly effective as hedges are recorded in earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair value or cash flow hedge, respectively. Hedge ineffectiveness and gains and losses on the excluded component of a derivative in assessing hedge effectiveness are recorded in earnings.
If a derivative instrument in a fair value hedge is terminated or the hedge designation removed, the difference between a hedged item’s then carrying amount and its face amount is recognized into income over the original hedge period. Similarly, if a derivative instrument in a cash flow hedge is terminated or the hedge designation removed, related amounts accumulated in other comprehensive income are reclassified into earnings over the original hedge period during which the hedged item affects income.
N. Segment Reporting. Substantially all of the Company’s business is conducted through the Bank and involves the delivery of loan and deposit products to customers. The Company makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the only operating segment for financial reporting.
O. Reclassification. Certain reclassifications have been made in the consolidated financial statements for 2004 and 2003 to conform to the classification presented in 2005.
2. CASH AND DUE FROM BANKS
The Company maintains various deposits with other banks. As of December 31, 2005 and 2004, the Company maintained sufficient cash on hand to satisfy Federal regulatory requirements.
3. SECURITIES
The amortized cost and estimated market value of securities available for sale are as follows:

	December 31,
	2005				2004
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

U.S. Treasury obligations	$4,030	$—	$(148)	$3,882	$2,016	$—	$(78)	$1,938
U.S. government-sponsored agencies	272,350	—	(6,097)	266,253	236,846	309	(1,714)	235,441
Mortgage-backed securities
Issued by FNMA/FHLMC	412,429	107	(10,203)	402,333	470,993	4,002	(4,208)	470,787
Issued by GNMA	11,486	—	(193)	11,293	20,339	296	(38)	20,597
Corporate obligations	18,557	656	(52)	19,161	31,723	1,483	(95)	33,111
Federal Reserve Bank stock	3,851	—	—	3,851	3,551	—	—	3,551
Federal Home Loan Bank stock	34,895	—	—	34,895	37,100	—	—	37,100

Total	$757,598	$763	$(16,693)	$741,668	$802,568	$6,090	$(6,133)	$802,525

     The amortized cost and estimated market value of investment securities are as follows:

	December 31,
	2005				2004
		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

Obligations of state and political subdivisions	$87,339	$1,973	$(395)	$88,917	$76,142	$1,977	$(334)	$77,785
Mortgage-backed securities Issued by FNMA/FHLMC	1,687	14	(7)	1,694	2,115	56	(2)	2,169

Total	$89,026	$1,987	$(402)	$90,611	$78,257	$2,033	$(336)	$79,954

The amortized cost and estimated market value of securities available for sale and investment securities as of December 31, 2005 by contractual maturity are shown below. The contractual maturity of Federal Reserve Bank stock, Federal Home Loan Bank stock and other equity securities, which lack maturity dates, are shown as due after ten years. Expected maturities may differ from contractual maturities because issuers may have the right to call their obligations with or without call or prepayment penalties.
SECURITIES AVAILABLE FOR SALE

		Estimated
	Amortized	Market
(in thousands)	Cost	Value

Due in 1 year or less	$1,498	$1,510
Due after 1 year through 5 years	99,993	97,580
Due after 5 years through 10 years	178,889	175,005
Due after 10 years	53,303	53,947

Subtotal	333,683	328,042
Mortgage-backed securities
Issued by FNMA/FHLMC	412,429	402,333
Issued by GNMA	11,486	11,293

Total	$757,598	$741,668

INVESTMENT SECURITIES

		Estimated
	Amortized	Market
(in thousands)	Cost	Value

Due in 1 year or less	$1,177	$1,187
Due after 1 year through 5 years	3,221	3,313
Due after 5 years through 10 years	12,627	13,055
Due after 10 years	70,314	71,362

Subtotal	87,339	88,917
Mortgage-backed securities
Issued by FNMA/FHLMC	1,687	1,694

Total	$89,026	$$90,611

Proceeds from sale of securities available for sale during 2005, 2004, and 2003 were $97.5 million, $202.1 million and $168.2 million, respectively. Gross gains of $1,090,000, $1,663,000, and $1,809,000 were realized on those sales in 2005, 2004, and 2003, respectively. Gross losses of $228,000, $366,000 and $296,000 were realized on those sales in 2005, 2004 and 2003, respectively.
Securities with a carrying value of approximately $475.1 million as of December 31, 2005 were pledged to secure public deposits and for other purposes as required or permitted by law. As of December 31, 2005, FHLB stock with a carrying value of $34.9 million was held by the Company as required by the FHLB.

The following tables provide additional information regarding securities with unrealized losses at December 31, 2005.
SECURITIES AVAILABLE FOR SALE

			December 31, 2005
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury Obligations	$1,974	$(41)	$1,908	$(107)	$3,882	$(148)
U.S. government-sponsored agencies	99,080	(1,385)	167,173	(4,712)	266,253	(6,097)
Mortgage-backed securities
Issued by FNMA/FHLMC	243,812	(4,355)	126,504	(5,848)	370,316	(10,203)
Issued by GNMA	5,754	(33)	5,539	(160)	11,293	(193)
Corporate obligations	1,948	(52)	—	—	1,948	(52)

Total	$352,568	$(5,866)	$301,124	$(10,827)	$653,692	$(16,693)

INVESTMENT SECURITIES

			December 31, 2005
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Obligations of state and political subdivisions	$15,850	$(259)	$4,306	$(136)	$20,156	$(395)
Mortgage-backed securities
Issued by FNMA/FHLMC	236	(7)	—	—	236	(7)

Total	$16,086	$(266)	$4,306	$(136)	$20,392	$(402)

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. At December 31, 2005, the Company determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses, the performing nature of these securities, and the low level and short time frame of the unrealized losses. Management believes that the unrealized losses in the securities portfolios were caused by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on mortgage-backed securities.
At December 31, 2005, our securities portfolio included 124 issues that had unrealized losses of less than twelve months. These issues included one U.S. Treasury issue, 21 issues of U.S. government-sponsored agencies, 67 agency named mortgage-backed securities, including CMOs, and 34 obligations of state and political subdivisions (tax-free municipal bonds), all of which had an investment grade rating at the time of purchase and at year end. The remaining issue was a fixed rate corporate bond issued by a financial institution.
At December 31, 2005, our securities portfolio included 85 issues that had unrealized losses of 12 months or longer. Twenty-nine of those issues were U.S. government-sponsored agencies, one issue was a U.S. Treasury bond, 44 were issues of agency named mortgage-backed securities, including CMOs and 11 were tax-free municipal bonds, all of which had an investment grade rating at the time of purchase and at year end. The Company has the intent and ability to hold these securities until the price recovers.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES
The following table shows comparative year-end detail of the loan portfolio and includes unamortized deferred fees of $3.1 million and $2.4 million at December 31, 2005 and 2004, respectively:

	December 31,
(in thousands)	2005	2004

Commercial real estate	$1,099,374	$1,000,658
Commercial and industrial	527,908	471,366
Residential	209,039	182,023
Consumer	136,519	128,545

Total loans	$1,972,840	$1,782,592

Residential mortgage loans held for sale amounted to $396,000 and $453,000 as of December 31, 2005 and 2004, respectively. These loans are accounted for at the lower of aggregate cost or market value and are included in the table above. At December 31, 2005, approximately $352.4 million of loans were pledged as collateral under borrowing arrangements with the FHLB.
The Company originates and sells mortgage loans to FNMA and FHLMC. Generally, servicing on such loans is retained by the Company. As of December 31, 2005 and 2004, loans serviced for FNMA and FHLMC were $5.8 million and $7.8 million, respectively.
The Company has extended credit in the ordinary course of business to directors, officers, and their associates on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers of the Company. None of these loans were past due or on nonaccrual status as of December 31, 2005 and 2004.
The following table summarizes activity with respect to such loans:

	Year ended December 31,
(in thousands)	2005	2004

Balance as of beginning of year	$54,863	$72,888
Additions	14,136	13,696
Reductions	11,585	31,721

Balance as of end of year	$57,414	$54,863

The majority of the Company’s business is with customers located within Mercer County, New Jersey and contiguous counties. Accordingly, the ultimate collectibility of the loan portfolio and the recovery of the carrying amount of real estate are subject to changes in the region’s economic environment and real estate market. A significant portion of the total portfolio is secured by real estate. The principal areas of exposure are construction and development loans, which are primarily commercial and residential projects, and commercial mortgage loans. Commercial mortgage loans are completed projects and are generally owner-occupied or tenanted investment projects, creating cash flow.

Changes in the allowance for loan losses are as follows:

	Year ended December 31,
(in thousands)	2005	2004	2003

Balance as of beginning of year	$20,116	$17,295	$16,821
Loans charged off	(8,171)	(7,039)	(8,989)
Recoveries of loans charged off	228	235	103

Net charge offs	(7,943)	(6,804)	(8,886)
Provision charged to operations	10,530	9,625	9,360

Balance as of end of year	$22,703	$20,116	$17,295

The detail of loans charged off is as follows:

	Year ended December 31,
(in thousands)	2005	2004	2003

Commercial real estate	$—	$—	$(1,853)
Commercial and industrial	(7,484)	(6,556)	(6,592)
Residential	(174)	(254)	(251)
Consumer	(513)	(229)	(293)

Total	$(8,171)	$(7,039)	$(8,989)

Nonperforming assets include nonperforming loans and other real estate. The nonperforming loan category includes loans on which accrual of interest has been discontinued (nonaccrual), loans 90 days past due or more on which interest is still accruing, and restructured loans. Nonperforming loans as a percentage of total loans were 0.94% as of December 31, 2005 and 0.56% as of December 31, 2004.
A summary of nonperforming assets follows:

	December 31,
(in thousands)	2005	2004

Nonaccrual loans:
Commercial real estate	$5,762	$910
Commercial and industrial	9,899	7,867
Residential	1,588	51
Consumer	561	281

Total nonaccrual loans	$17,810	$9,109

Loans past due 90 days or more:
Residential	$799	$791
Consumer	4	108

Total loans past due 90 days or more	803	899

Total nonperforming loans	18,613	10,008

Total nonperforming assets	$18,613	$10,008

The Company has defined the population of impaired loans to be all nonaccrual commercial real estate and commercial and industrial loans. Impaired loans are individually assessed to determine that the loan’s carrying value is not in excess of the fair value of the collateral or the present value of the loan’s expected cash flows. Smaller balance homogeneous loans that are collectively evaluated for impairment, including residential mortgage and consumer loans, are specifically excluded from the impaired loan portfolio.

The recorded investment in loans receivable for which an impairment has been recognized as of December 31, 2005 and 2004 was $15.7 million and $8.8 million, respectively. The related allowance for loan losses on these loans as of December 31, 2005 and 2004 was $5.8 million and $2.7 million, respectively. At December 31, 2005 and 2004 all impaired loans have a related allowance for loan losses. The average recorded investment in impaired loans during 2005, 2004, and 2003 was $10.1 million, $10.6 million and $6.7 million, respectively. There was no interest income recognized on impaired loans in 2005, 2004, and 2003 while the loans were impaired. There are no commitments to lend additional funds to debtors whose loans are nonperforming.
Additional income before income taxes amounting to approximately $825,000 in 2005, $600,000 in 2004 and $541,000 in 2003 would have been recognized if interest on all nonaccrual loans had been recorded based upon original contract terms.
5. BANK PREMISES, EQUIPMENT AND LEASES
The following table represents comparative information for premises and equipment:

	December 31,
(in thousands)	2005	2004

Land and improvements	$359	$346
Buildings and improvements	8,784	8,114
Furniture and equipment	16,427	14,393
Leased property under capital leases	650	—
Construction in process	235	312

Total	26,455	23,165
Less accumulated depreciation	14,758	12,734

Bank premises and equipment, net	$11,697	$10,431

Depreciation expense on bank premises and equipment included in non-interest expense in the consolidated statements of income was $2.6 million, $2.4 million and $2.3 million for 2005, 2004 and 2003 respectively.
At December 31, 2005, the Company leased various banking offices, its corporate headquarters and its operations center where future minimum rental payments applicable to non-cancellable capital and operating leases are as follows:

(in thousands)	Capital	Operating
Year ended December 31,	Leases	Leases

2006	78	2,639
2007	78	2,773
2008	78	2,801
2009	85	2,653
2010	86	2,423

Thereafter	743	12,389

Total minimum lease payments	1,148	25,678

Less: amounts representing interest	530

Present value of net minimum lease payments	618

Total lease rental expense was $2.6 million, $2.3 million, and $2.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

6. DEPOSITS
Total deposits consist of the following:

	December 31,
(in thousands)	2005	2004

Non-interest bearing demand deposits	$232,269	$202,196
Interest bearing demand deposits	375,630	542,186
Money market deposits	254,721	332,072
Savings deposits	298,508	93,571
Certificates of deposit of $100,000 or more	253,793	166,983
Other time deposits	557,796	472,996

Total	$1,972,717	$1,810,004

A summary of certificates of deposit by maturity is as follows:

	December 31,
(in thousands)	2005	2004

Within one year	$589,590	$350,409
One to two years	190,588	187,596
Two to three years	18,393	69,730
Three to four years	7,581	19,722
Four to five years	5,437	12,522

Total	$811,589	$639,979

In December 2003, the Bank purchased the Lawrence, New Jersey branch of First Savings Bank, a subsidiary of First Sentinel Bancorp. Under the terms of the agreement, the Bank assumed approximately $38.0 million in deposits and purchased the land and building. In March 2004 the Company entered into a sale lease back transaction on the acquired land and building, which resulted in an immaterial gain. The primary purpose of the branch purchase was to continue to expand the Bank’s branch network and increase deposits. The Company recognized a core deposit intangible of approximately $2.0 million. This core deposit intangible is being amortized over a ten-year period using a straight-line methodology. Under SFAS No. 142 “Goodwill and Other Intangible Assets” intangible assets, having finite useful lives, are separately recognized and amortized over their estimated useful lives. Intangible assets with finite useful lives are reviewed for impairment on a periodic basis. Core deposit intangible amortization was $204,000 in each of 2005 and 2004 and $17,000 in 2003. At December 31, 2005 the balance in core deposit intangible, which is included in other assets in the accompanying Consolidated Statement of Condition, was approximately $1.6 million. The estimated annual amortization expense per year for the years of 2006 through 2010 is $204,000.
7. BORROWED FUNDS
Borrowed funds include securities sold under agreements to repurchase, FHLB advances, subordinated debentures and obligation for ESOP. Other borrowed funds consist of Federal funds purchased, capital leases and Treasury tax and loan deposits.
The Company maintains Fed fund purchased lines of credit with six correspondent banks totaling $79.0 million with no balances outstanding at December 31, 2005. Subject to collateral requirements, the Company also maintains lines of credit with the FHLB and three brokerage firms totaling approximately $300.0 million at December 31, 2005.

The following table presents comparative data related to borrowed funds of the Company as of and for the years ended December 31, 2005, 2004, and 2003.

	December 31,
(in thousands)	2005	2004	2003

Securities sold under agreements to repurchase	$10,000	$10,000	$10,000
FHLB advances	704,000	742,000	726,000
Subordinated debentures	62,892	62,892	47,428
Obligation for ESOP	2,250	377	755
Capitalized lease obligations	618	—	—
Other	1,252	753	1,325

Total	$781,012	$816,022	$785,508

Maximum amount outstanding at any month end	$824,392	$816,022	$785,508
Average interest rate on year-end balance	5.50%	5.15%	4.95%
Average amount outstanding during the year	$802,967	$793,828	$783,272
Average interest rate for the year	5.34%	5.01%	4.97%

     There were $10.0 million in securities sold under agreements to repurchase with an expected maturity over 90 days as of December 31, 2005. The outstanding amount is a callable repurchase agreement with an original maturity date of ten years and an original call date of one year. Due to the call provision, the expected maturity could differ from the contractual maturity.
     The FHLB advances as of December 31, 2005 mature as follows:

in thousands	2005

Over one year to two years	$10,000
Over two years to three years	16,500
Over three years to four years	133,500
Over four years to five years	350,000
Over five years	194,000

Total	$704,000

The outstanding amount includes $700.0 million in callable advances with original maturity dates of five to ten years and original call dates of three months to five years. After an advance’s original call date it is callable quarterly. Due to the call provisions of these advances, expected maturities could differ from contractual maturities.

     Interest expense on borrowed funds is comprised of the following:

	Year ended December 31,
(in thousands)	2005	2004	2003

Securities sold under agreements to repurchase	$623	$655	$624
FHLB advances	37,338	35,381	35,138
Subordinated debentures	4,759	3,711	3,121
Obligation for ESOP	25	28	31
Interest on capitalized leases	111	—	—
Other	17	7	6

Total	$42,873	$39,782	$38,920

8. SUBORDINATED DEBENTURES (COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS)
The Company has obtained a portion of funds needed to support the growth of the Bank through the sale of subordinated debentures (“subordinated debentures”) of Yardville National Bancorp to subsidiary statutory business trusts of Yardville National Bancorp (“trusts”). These trusts exist for the sole purpose of raising funds through the issuance of trust preferred securities (“trust preferred securities”), typically in private placement transactions, and investing the proceeds in the purchase of subordinated debentures. The interest rate on the subordinated debentures is identical to the interest rate on the trust preferred securities. Subordinated debentures are the sole assets of each trust and each trust is obligated to distribute all proceeds of a redemption of the subordinated debentures, whether voluntary or upon maturity, to holders of its trust preferred securities. Yardville National Bancorp’s obligation with respect to the subordinated debentures, when viewed together with the obligations of each trust with respect to its trust preferred securities, provides a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of each trust to pay amounts when due on the trust preferred securities of each respective trust.
For the year ended December 31, 2005, the Company’s trust subsidiaries, along with the transaction date, principal amount of subordinated debentures issued, interest rate of subordinated debentures, maturity date of subordinated debentures and commencement date for redemption of subordinated debentures were comprised of the following:

		Principal	Interest		Earliest Date
		Amount of	Rate for	Maturity Date of	upon which
(in thousands)	Transaction	Subordinated	Subordinated	Subordinated	Redemptions
Name of Trust	Date	Debentures	Debentures	Debentures	are Permitted

Yardville Capital Trust II	June 2000	$15,464	9.50%	June 22, 2030	June 23, 2010

Yardville Capital Trust III	March 2001	6,190	10.18%	June 8,2031	June 8, 2011

Yardville Capital Trust IV	February 2003	15,464	Floating rate based on three month LIBOR plus 340 basis points	March 1, 2033	March 1, 2008

Yardville Capital Trust V	September 2003	10,310	Floating rate based on three month LIBOR plus 300 basis points	October 8, 2033	October 8, 2008

Yardville Capital Trust VI	June 2004	15,464	Floating rate based on three month LIBOR plus 270 basis points	July 23, 2034	July 23, 2009

Total		$62,892

At December 31, 2005 subordinated debentures supported payment of $1,892,000 in equity securities and $61,000,000 in trust preferred securities.
The principal use of proceeds for Yardville Capital Trusts II, III and V were contributed as capital to the Bank to support growth. A portion of the proceeds of Yardville Capital Trust IV was used to retire the subordinated debentures of Yardville Capital Trust in March 2003 with the remainder contributed as capital to the Bank to support growth. The proceeds from Yardville Capital Trust VI were used to meet cash flow needs of the holding company, which included contributions as capital to the Bank to support growth.
FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) was issued in January 2003 and was reissued as FASB Interpretation No. 46 (revised December 2003) (“FIN 46R”). For public entities, FIN 46 or FIN 46R is applicable to all special-purpose entities (SPEs) in which the entity holds a variable interest no later than the end of the first reporting period ending after December 15, 2003. FIN 46 and FIN 46R may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. FIN 46 and FIN 46R provide guidance on the identification of entities controlled through means other than voting rights. FIN 46 and FIN 46R specify how a business enterprise should evaluate its interest in a variable interest entity to determine whether to consolidate that entity. A variable interest entity must be consolidated, by its primary beneficiary, if the entity does not effectively disperse risks among the parties involved. The adoption of FIN 46 required the Company to deconsolidate its investment in Mandatorily Redeemable Trust Preferred Securities of subsidiary trusts in its financial statements. See Note 15 — Regulatory Matters.
9. INCOME TAXES
Income taxes reflected in the consolidated financial statements for 2005, 2004, and 2003 are as follows:

	Year ended December 31,
(in thousands)	2005	2004	2003

Federal:
Current	$12,287	$8,629	$3,509
Deferred	(3,049)	(1,208)	(279)
State:
Current	768	622	719
Deferred	(369)	(144)	(503)

Total tax expense	$9,637	$7,899	$3,446

Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences, which give rise to a significant portion of deferred tax assets and liabilities for 2005 and 2004 are as follows:

	December 31,

(in thousands)	2005	2004

Deferred tax assets:
Allowance for loan losses	$9,275	$8,217
Writedown of basis of ORE properties	—	207
Nonaccrual loans	76	39
Deferred compensation	3,334	2,543
State tax credits	900	900
Depreciation	853	18
Accumulated other comprehensive loss	5,575	15

Total deferred tax assets	$20,013	$11,939

Deferred tax liabililites:
Deferred income	(847)	(2,601)
Unamortized discount accretion	(463)	(95)
Prepaid expenses	(210)	—
Deferred loan costs	(272)	—

Total deferred tax liability	(1,792)	(2,696)

Net deferred tax assets	$18,221	$9,243

     The Company is not aware of any factors which would generate significant differences between taxable income and pre-tax accounting income in future years, except for the effects of the reversal of current or future net deductible temporary differences. Management believes, based upon current information, that it is more likely than not that there will be sufficient taxable income through carryback to prior years to realize the net deferred tax assets. However, there can be no assurance regarding the level of earnings in the future.
     In February 2006, the Division of Taxation of the State of New Jersey adopted new regulations relating to the dividends paid by Real Estate Investment Trusts (REITs). Dividends received from a REIT are now ineligible for inclusion in the New Jersey dividends received deduction for corporations. This regulation applies to dividends paid on or after February 6, 2006. The Company believes, based on actions taken in 2005, that this new regulation will not have a material impact on its financial condition or results of operations.
     A reconciliation of the tax expense computed by multiplying pre-tax accounting income by the statutory Federal income tax rate of 35% for 2005 and 2004 and 34% for 2003 is as follows:

	Year ended December 31,
(in thousands)	2005	2004	2003

Income tax expense at statutory rate	$10,700	$9,248	$4,677
State income taxes, net of Federal benefit	260	310	143
Changes in taxes resulting from:
Tax-exempt interest	(1,284)	(1,082)	(937)
Tax-exempt non-interest income	(578)	(618)	(692)
Non-deductible expenses	249	220	164
Other	290	(179)	91

Total	$9,637	$7,899	$3,446

10. BENEFIT PLANS
Retirement Savings Plan. The Company has a 401(k) plan, which covers substantially all employees. After one year of service, the Company provided a matching contribution of 50% of each participant’s contribution, up to 6% of his or her base compensation for 2005, 2004, and 2003. The plan permits all eligible employees to make contributions to the plan of up to the maximum deferral limit in effect in the calendar year. Employer contributions to the plan amounted to $381,000 in 2005, $363,000 in 2004, and $284,000 in 2003.
Postretirement Benefits. The Company provides additional postretirement benefits, namely life and health insurance, to retired employees over the age of 62 who have completed 15 years of service. The plan calls for retirees to contribute a portion of the cost of providing these benefits in relation to years of service.
The cost of retiree health and life insurance benefits is recognized over the employees’ period of service. There were $186,000 in periodic postretirement benefit costs under FASB Statement No. 106 in 2005, $243,000 in 2004 and $130,000 in 2003. The actuarial present value of benefit obligations was approximately $1.5 million in 2005 and $1.3 million in 2004.
Other Benefit Plans. The Company has a salary continuation plan for key executives and a director deferred compensation plan for its non-employee board members. The plans provide for either yearly retirement benefits to be paid over a specified period or a lump sum payout based on the election choice of the participant. In addition, there is an officer group life insurance plan for divisional officers that includes a post retirement benefit. The present value of the benefits accrued under these plans as of December 31, 2005 and 2004 was approximately $6.6 million and $4.9 million, respectively, and is included in other liabilities in the accompanying consolidated statements of condition. Compensation expense of approximately $1,775,000, $1,588,000 and $709,000 is included in the accompanying consolidated statements of income for the years ended December 31, 2005, 2004, and 2003, respectively.
In connection with the benefit plans, the Company has purchased life insurance policies on the lives of the executives, directors, and divisional officers. The Company is the owner and beneficiary of the policies. The Company has entered into split dollar arrangements with certain executives, which share death benefit proceeds with those executives. The cash surrender values of the policies were approximately $46.2 million and $44.5 million as of December 31, 2005 and 2004, respectively.
In November 2005 the Financial Accounting Standard’s Board Emerging Issues Task Force (EITF) stated that it would review employer accounting for deferred compensation or postretirement benefit aspects of split-dollar life insurance arrangements at its March 2006 meeting. The Company’s accounting for the Bank owned life insurance could change as a result of actions taken by the EITF. At this time the Company is unable to determine the impact, if any, of any changes in the accounting in this area.
Stock Option Plans. The Company maintains stock option plans for both officers and directors. Common shares issued relating to the exercise of stock options are obtained from authorized shares. In March 1988, the stockholders approved the 1988 plan for key employees (Employee Plan). The Employee Plan allowed for the granting of options to purchase up to 328,000 shares of the Company’s common stock at option prices no less than the market value of stock on the date such options were granted. As of February 28, 1998, no stock options may be granted under the Employee Plan. As of December 31, 2005, there were no stock options outstanding related to the Employee Plan.
In April 1997, the stockholders approved the 1997 stock option plan for key employees (the 1997 Plan). The 1997 Plan allows for the granting of options to purchase 1,070,000 shares of the Company’s common stock at option prices to be no less than the market value of the stock on the date such options are granted. Options typically have a ten-year term and vest ratably over a five-year period. At December 31, 2005, there were 89,974 shares available for grant under the 1997 Plan.
In April 1994, the Board of Directors approved a non-qualified stock option plan for non-employee directors (the 1994 Director Plan). The 1994 Director Plan allowed for the granting of options to purchase 228,820 shares of the Company’s common stock at option prices to be no less than the market value of the stock on the date such options were granted. As of November 1, 2002, options to purchase an aggregate of 125,980 shares of common stock were outstanding under the plan (at exercise prices ranging from $10.94 to $17.20 per share, with vesting over a period of four years and terms of ten years). In addition, an aggregate of 8,248 shares had been acquired upon exercise of vested options by two directors. On three occasions (once in 1998, once in 2000 and once in 2002), the number of shares available for grant of options under this plan was increased by the Board of Directors. Each of these increases was inadvertently implemented without obtaining shareholder approval required under applicable rules of the Nasdaq Stock Market. Upon being advised of this shareholder approval requirement, the Company cancelled the increases in number of shares available under the plan, and the non-employee directors holding options granted without shareholder approval have rescinded and terminated such options. These terminations were completed in November 2002. In addition, the Company and the two directors that had exercised vested options agreed to rescind the exercise by taking back shares that had been acquired upon exercise of such options in exchange for a return of the exercise price (aggregating approximately $124,000) to the applicable holder. These recissions and exchanges were completed in November 2002. These transactions did not have a material adverse effect on the Company’s financial condition or results of operations. At December 31, 2005, there were no shares available for grant under the 1994 Director Plan.
In June 2003, the stockholders approved a non-qualified stock option plan for non-employee directors (the 2003 Directors Plan). The 2003 Directors Plan allows for the granting of options to purchase 250,000 shares of the Company’s common stock at an option price to be no less than the market value of the stock on the date such options are granted. Options granted under this plan vest immediately and have a term not to exceed ten years. The plan provides for a grant of 3,000 options per year to each non-employee director who is a director on the day immediately after each annual meeting of stockholders. In addition, the plan allows for the granting of stock options to new non-employee directors. At December 31, 2005, there were 157,000 shares available for grant under the 2003 Director Plan.
In June 2005, the stockholders approved an equity incentive plan for employees and directors (the 2005 Plan). The 2005 Plan allows for granting of options, restricted stock awards and other stock-based awards with respect to 500,000 shares of the Company’s common stock. Of the 500,000 shares of the Company’s common stock available in the plan up to 250,000 may be granted in the form of restricted stock. Option terms are limited to maximum of 10 years. The vesting terms of options or restricted stock granted under this plan are determined by a committee designated by the Company’s Board of Directors to oversee this plan. No options or restricted stock awards have been made from this plan as of December 31, 2005. At December 31, 2005 there were 500,000 shares available for grant under the 2005 plan.

The tables below list the activity in the Company’s stock option plans for each of the years in the three-year period ended December 31, 2005:

		Weighted average
1988 and 1997 Plans	Shares	exercise price

Balance, December 31, 2002	872,714	$13.86

Shares:
Granted	107,500	20.00
Exercised	37,596	11.58
Expired	56,540	17.73

Balance, December 31, 2003	886,078	$14.46

Shares:
Granted	47,500	28.51
Exercised	51,487	14.38
Expired	52,120	19.00

Balance, December 31, 2004	829,971	$14.98

Shares:
Granted	48,000	34.37
Exercised	90,404	14.56
Expired	14,584	28.00

Balance, December 31, 2005	772,983	$15.98

Shares exercisable as of December 31, 2005	772,983	$15.98

		Weighted average
2003 Director Plan	Shares	exercise price

Balance, December 31, 2002	—	$—

Shares:
Granted	27,000	18.96
Exercised	3,000	18.96

Balance, December 31, 2003	24,000	$18.96

Shares:
Granted	30,000	24.54
Exercised	3,000	24.54

Balance, December 31, 2004	51,000	$21.91

Shares:
Granted	36,000	34.25
Exercised	3,000	34.23

Balance, December 31, 2005	57,000	$27.31

Shares exercisable as of December 31, 2005	84,000	$27.31

The table below lists information on stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted
	Number Of	Remaining	Average	Number of	Weighted
	Shares	Contractual Life in	Exercise	Shares Exercisable	Average
Range of Exercise Prices	Outstanding	Years	Price	At Period End	Exercise Price

$9.50 — $14.05	371,481	4.86	$11.15	371,481	$11.15
$16.35 — $19.78	328,002	3.07	17.57	328,002	17.57
$22.50 — $31.41	91,500	7.07	26.90	91,500	26.90
$33.53 — $35.52	66,000	5.75	34.59	66,000	34.60

	856,983	4.48	$17.09	856,983	$17.09

11. COMMON STOCK
On November 3, 2005, the Company completed a private placement of 235,401 shares of its common stock. The common stock was offered at a price of $37.06 per share and generated gross proceeds of $8.7 million. Net proceeds after offering costs were $8.7 million and were contributed to the Bank to support asset growth and compliance with regulatory capital levels.
On December 18, 2002, the Company completed the sale of 2,300,000 shares of its common stock in an underwritten public offering. The common stock was offered at a price of $16.25 per share and generated gross proceeds of $37.4 million. Net proceeds after the underwriting discount and other offering costs were $34.3 million. Of the net proceeds, $33.0 million was contributed to the Bank to support asset growth.
On June 23, 2000, the Company completed the private placement of 68,500 units, each unit consisting of 10 shares of common stock and one common stock purchase warrant. The warrants have an expiration date of June 23, 2010 and a purchase price of $12.00 per share. At December 31, 2005, there were 68,500 warrants outstanding relating to this offering.
On November 14, 2002, the Company repurchased 8,248 shares of the Company’s common stock for approximately $124,000 from two directors relating to the termination of the 1994 Director Plan. See Note 10 – Benefit Plans.
In 1997, in connection with adding a 3% discount to dividend reinvestments through our dividend reinvestment and stock purchase plan (the “YNB DRIP”), the Company inadvertently did not register with the Securities and Exchange Commission common stock purchased through the YNB DRIP and may not have distributed certain information to plan participants as required by securities laws. After being advised of those requirements, the Company promptly suspended operation of the YNB DRIP. Beginning in the second quarter of 2003 and ending July 21, 2003, the Company made an offer to all YNB DRIP participants to rescind their purchases of common stock through the YNB DRIP since December 1, 1997. Approximately 125,993 shares of common stock, as adjusted for stock splits and stock dividends, were acquired through the YNB DRIP since December 1, 1997, at prices ranging from $8.88 to $19.93 per share. On July 21, 2003, the rescission offer expired. YNB DRIP participants accepted the offer with respect to 346 shares. The cost of the repurchase of those shares, the interest paid to those YNB participants and the other costs related to the rescission offer were not material to the Company’s financial condition or results of operations.
On October 15, 2003, the Company filed a registration statement for a new Dividend Reinvestment and Stock Purchase Plan and offered reinvestment of dividends starting with the fourth quarter 2003 dividend. In conjunction with the reinvestment of dividends, the Company issued 11,138, 16,871 and 3,102 shares for the years ended December 31, 2005, 2004 and 2003 respectively.
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
The Company’s 401(k) savings plan had, since August 1998, included an option for employees to invest a portion of their plan accounts in a fund (the “YNB Stock Fund”) that acquired shares of the Company’s common stock in the open market. In connection with the addition of the YNB Stock Fund to the plan, the Company inadvertently did not register with the Securities and Exchange Commission the 401(k) savings plan interests or the shares of common stock acquired by the YNB Stock Fund and may not have distributed certain information to plan participants on a timely basis as required by securities laws. After being advised of those requirements, management promptly completed the registration and distributed the required information to the plan participants. In November 2002, the Company’s Board of Directors approved the discontinuance of the YNB Stock Fund, and the sale of all common stock shares owned by the YNB Stock Fund to the ESOP. As of May 31, 2003, there was approximately $5.9 million invested in the 401(k) savings plan. In May 2003, the ESOP purchased the 39,515 shares of common stock representing all common shares in the YNB Stock Fund from the 401(k) savings plan for approximately $755,000. The ESOP funded this transaction by borrowing $755,000 from an unaffiliated financial institution. This loan was fully repaid in December 2005. While it is still possible that the Company may have liability based on the requirements applicable to the 401(k) savings plan, management does not believe that any such liabilities or claims, if asserted, would have a material adverse effect on our financial condition or results of operations.
In November 2005, the ESOP purchased 64,175 shares of common stock for approximately 2,250,000. The ESOP funded the transaction by borrowing $2,250,000 from an unaffiliated financial institution.
ESOP compensation expense is recognized based on the fair value of the stock when it is committed to be released. Compensation expense amounted to $668,000, $522,000, and $588,000 for the years ended December 31, 2005, 2004, and 2003, respectively. The fair value of unallocated shares at December 31, 2005 was $2,224,000. The number of shares allocated as of December 31, 2005 was 194,856.
Unallocated shares are deducted from common shares outstanding for earnings per share purposes with shares that are committed to be released during the year added back into weighted average shares outstanding.
12. OTHER NON-INTEREST EXPENSE
Other non-interest expense included the following:

	Year ended December 31,
(in thousands)	2005	2004	2003

Marketing	$2,224	$1,768	$1,661
Outside services and processing	1,773	1,483	819
Audit and examination fees	1,323	1,032	725
Directors and committee fees	1,004	1,355	346
Communication and postage	981	938	844
Stationery and supplies	941	757	908
Attorneys’ fees	662	393	480
Insurance	563	509	408
Amortization of subordinated debentures expense	272	251	169
FDIC insurance premium	259	239	213
Deposit intangible amortization	204	204	17
ORE expense	79	5	194
Other	3,556	2,833	3,053

Total	$13,841	$11,767	$9,837

13. RELATED PARTY TRANSACTIONS
The Company has had and expects to have transactions in the ordinary course of business with many of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. For a discussion of credit transactions, see Note 4 — Loans and Allowance for Loan Losses. Listed below is a summary of other material relationships or transactions with the Company’s directors, senior officers and other affiliates.

In January 2005, Patrick L. Ryan, the son of Patrick M. Ryan, the Chief Executive Officer of the Holding Company and the Bank, joined the Bank in the position of Senior Vice President and Strategic Planning Officer. His employment agreement with the Bank includes a base salary of $138,000 together with benefits consistent with those provided to other officers of the same level.
In March 2006, the Bank signed a ten-year lease effective with an unlimited number of one-year renewals for its Morrisville branch. The lease had an effective date of November 1, 2005. The lease has no expiration date. The property is owned by MYNB, LLC, a limited liability company of which Mr. Sidney L. Hofing, a director of the Company and the Bank has an ownership interest. Mr. Hofing resigned from the Board of Directors effective December 31, 2005. Under the terms of the lease, the Bank is obligated to pay approximately $10,800 per month, which includes any common area maintenance expenses.
In January 2006, the Bank signed a one-year lease effective December 1, 2005 for a temporary location for its Cream Ridge Branch located in Plumsted Township, New Jersey. After the initial term expires the lease will be a month-to-month lease pending relocation to the final site. The current location is a 1,900 square foot space in a strip shopping center. The Bank will occupy this space pending the completion of a full service branch to be located on a pad site adjacent to the shopping center. The shopping center and the pad site are owned by Vernon Holdings 101837 LLC. Mr. Vernon a director of the Company and the Bank has an ownership interest in Vernon Holdings 101837 LLC. Under the terms of the lease, the Bank is obligated to pay approximately $3,500 per month, which includes any common area maintenance expenses. A new lease will be negotiated for the pad site in the near future.
In January 2005, the Bank signed a five-year lease with 2 five-year renewal options for its maintenance department center. This property is owned by Lalor Storage LLC, a limited liability company of which Christopher S. Vernon, a director of the Company and the Bank, is a member. Under the terms of the lease, the Bank is required to pay $4,984 per month, which includes any common area maintenance expenses.
In April 2005, the Bank signed a fifteen-year lease with two five-year renewal options for its West Windsor Branch. The property is owned by WWM Properties LLC, a limited liability company. Sidney L. Hofing, a director of the Company and the Bank has an ownership interest in WWM Properties, LLC. Mr. Hofing resigned from the Board of the Company and Bank effective December 31, 2005. Over the initial term of the lease, the Bank is obligated to pay an average of approximately $13,850 per month including any common area maintenance expenses. Lease payments will start when the Branch is completed.
In October 2004, upon expiration of the initial five-year term and the second five-year renewal term, the Bank renewed its lease for another five-year term for its Trenton branch office, which is owned by The Lalor Urban Renewal Limited Partnership. The Lalor Company, which is the general partner of the limited partnership, is owned by Sidney L. Hofing, a director of the Company and the Bank. Mr. Hofing resigned from the Board of Directors of both the Company and the Bank effective December 31, 2005. Under the lease, the Bank is obligated to pay approximately $3,100 per month, which includes any common area maintenance expenses.
In June 2003, the Bank sold its former operations building to Christopher S. Vernon, a director of the Company and the Bank. The purchase price was $650,000 and the Bank recorded a gain of $429,000 in the second quarter of 2003, which is included in other non-interest income in the consolidated statements of income. The Bank leased the basement of the building on a month-by-month basis. Under the terms of that lease, the Bank was required to pay $2,783 per month, which included any common area maintenance expenses. In February 2005, the Bank ended its lease for this property.

In October 2001, the Bank signed a fifteen-year lease with 3 five-year renewal options for its Hunterdon County Regional Headquarters. The property is owned by FYNB LLC, a limited liability company of which Sidney L. Hofing, a director of the Company and the Bank, previously had an ownership interest and several members of Mr. Hofing’s immediate family, including his spouse, continue to have an ownership interest. Mr. Hofing resigned from the Board of Directors of both the Company and the Bank effective December 31, 2005. Under the terms of the lease, the Bank is obligated to pay approximately $21,800 per month, which included any common area maintenance expenses. In March 2006, the Bank signed a new lease for its Hunterdon County Regional Headquarters with FYNB LLC, with a 12-year term with 3 five-year renewals. The new lease has an effective date of November 1, 2005. The payments terms of the new lease are the same as the prior lease.
In May 2001, the Bank signed a ten-year lease with 3 five-year renewal options for its Bordentown, New Jersey branch office. The Bank acquired the property from the bankruptcy estate of a borrower and sold the property to BYN, LLC, a limited liability company of which Sidney L. Hofing, a director of the Company and the Bank, is a member. Mr. Hofing resigned from the Board of Directors of both the Company and the Bank effective December 31, 2005. The purchase price was approximately $537,000. Under the terms of the lease, the Bank is obligated to pay approximately $7,000 per month, which included any common area maintenance expenses.
In July 2000, the Bank signed a ten-year lease with 4 five-year renewal options for the Lawrence branch office. The property is owned by Union Properties LLC, a limited liability company of which Sidney L. Hofing, a director of the Company and the Bank, is a member. Mr. Hofing resigned from the Board of Directors of both the Company and the Bank effective December 31, 2005. Under the terms of the lease, the Bank is obligated to pay approximately $8,700 per month, which included any common area maintenance expenses. In March 2006, the Bank signed a new 10-year lease, with an unlimited number of one-year renewals, with Union Properties LLC. The payment terms of the new lease are the same as the prior lease.
In April 2000, the Bank signed a five-year lease with 3 five-year renewal options for its branch in Marrazzo’s Thriftway in West Trenton, New Jersey. The property is owned by Serenity Point LLC, a limited liability company of which Mr. Marrazzo, a director of the Company and the Bank, is a member. Mr. Marrazzo also owns and operates Marrazzo’s Thriftway. Under the terms of the lease, which was executed prior to Mr. Marrazzo becoming a member of the Board, the Bank is obligated to pay approximately $2,200 per month, which included any common area maintenance expenses.
Except as described in Note 4 – Loans and Allowance for Loan Losses and above, there were no new material loan relationships established in 2005.
14. OTHER COMMITMENTS AND CONTINGENT LIABILITIES
The Company enters into a variety of financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and letters of credit, both of which involve, to varying degrees, elements of risk in excess of the amount recognized in the consolidated financial statements.
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
The contract amounts of off-balance sheet financial instruments as of December 31, 2005 and 2004 for commitments to extend credit were $500.0 million and $406.8 million, respectively. Letters of credit include stand by letters of credit and commercial letters of credit. At December 31, 2005 and 2004, the contract amounts were $30.3 million and $36.2 million, respectively.
As part of its normal course of business, the Company issues standby letters of credit as part of an overall lending relationship. These standby letters of credit are primarily related to performance guarantees on real estate development. At December 31, 2005 and 2004, the amount of standby letters of credit outstanding (and the maximum liability of the Company) were $28.2 million and $32.9 million, respectively. The Company typically obtains collateral to secure standby letters of credit. At December 31, 2005 and 2004, collateral securing standby letters of credit was $22.1 million and $20.0 million, respectively, and is available to offset potential losses.
Commitments to extend credit and letters of credit may expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent future cash flow requirements.
The Company and the Bank are party, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from their business. Management does not consider that any such proceedings depart from usual routine litigation. In March 2006, certain shareholders of the Company commenced an action in the Superior Court of New Jersey against the Bank, its directors and certain former directors. The plaintiffs are seeking to have the Company’s By-law regarding director qualifications invalidated, to have certain individuals qualified to serve as directors and to have four members of the Company’s board of directors stand for election at the 2006 annual meeting of shareholders. The Company and the named defendants are defending the action. In management’s judgment, the Company’s consolidated financial condition and results of operations will not be adversely affected by the final outcome of any of these pending legal proceedings.
15. REGULATORY MATTERS
The Company and the Bank are subject to risk based capital guidelines administered by Federal banking agencies. The guidelines are designed to make regulatory capital requirements more sensitive to risk profiles among banks and bank holding companies, to account for off-balance exposure and to minimize disincentives for holding liquid assets. Under the guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with applicable weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk weighted assets of 8%, maintain a minimum ratio of Tier 1 capital to total risk-weighted assets of 4% and Tier 1 capital to average total assets of 4%. Capital amounts and classification are also subject to qualitative judgment by Federal banking agencies concerning components, risk weightings and other factors. Failures to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the consolidated financial statements.

The following table presents the Company’s and Bank’s actual capital amounts and ratios:

			Per Regulatory Guidelines
	Actual		Minimum		"Well Capitalized"
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Company
Total capital (to risk-weighted assets)	$269,898	11.8%	$182,717	8.0%	$228,396	10.0%
Tier 1 capital (to risk-weighted assets)	247,195	10.8	91,358	4.0	137,037	6.0
Tier 1 capital (to average assets)	247,195	8.3	118,916	4.0	148,644	5.0

Bank
Total capital (to risk-weighted assets)	$248,817	10.9%	$181,767	8.0%	$227,208	10.0%
Tier 1 capital (to risk-weighted assets)	226,114	9.9	90,883	4.0	136,325	6.0
Tier 1 capital (to average assets)	226,114	7.6	118,662	4.0	148,327	5.0

As of December 31, 2004:
Company
Total capital (to risk-weighted assets)	$239,480	11.4%	$167,823	8.0%	$209,779	10.0%
Tier 1 capital (to risk-weighted assets)	211,759	10.1	83,912	4.0	125,867	6.0
Tier 1 capital (to average assets)	211,759	7.6	111,146	4.0	138,933	5.0

Bank
Total capital (to risk-weighted assets)	$210,758	10.1%	$167,320	8.0%	$209,150	10.0%
Tier 1 capital (to risk-weighted assets)	190,642	9.1	83,660	4.0	125,490	6.0
Tier 1 capital (to average assets)	190,642	6.7	114,111	4.0	142,639	5.0

On August 31, 2005, the Bank entered into a formal agreement with the OCC regarding the conduct of certain of its operations, maintaining specified capital levels, obtaining prior approvals of dividend payments, and addressing other concerns identified in the OCC’s Report of Examination for the examination that commenced on January 3, 2005. The agreement encompasses activities initiated earlier in 2005 by the Bank to strengthen its board and management supervision and internal audit and credit risk processes, including problem loan management. The Board of Directors formed a Compliance Committee to oversee all aspects of compliance with the provisions of the agreement.
In addition, the agreement requires the Bank to achieve and maintain a total risk-based capital ratio of at least 10.75%, a Tier 1 risk-based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. As a result of an $8.7 million private offering of the Company’s common stock completed in November 2005, of which substantially all of the proceeds were contributed to the Bank, we were in compliance with all required capital ratios at December 31, 2005.
Under the agreement, the Bank will not be deemed to be “well capitalized” for certain regulatory purposes. Such capital category may not however accurately represent the Bank’s general financial condition or prospects. In addition, as a result of this Agreement the Company has elected to decertify as a financial holding company under the Bank Holding Company Act. The Company is not currently engaged in any activities for which it is required to be a financial holding company.

In January 2006, the Company received a supervisory letter from its primary regulator the Federal Reserve Bank of Philadelphia. That letter requires that the Company obtain prior approval before declaring and paying dividends to shareholders. In February 2006 the Federal Reserve Bank of Philadelphia approved the first quarter dividend payment to shareholders.
The principal source of funds for the Company is dividends from the Bank. There are various legal and regulatory limits on the extent to which banking subsidiaries can finance or otherwise provide funds to their holding companies. Permission from the OCC is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits, as defined by the OCC, for that year, combined with its retained net profits for the two preceding years. In addition, if the Company were to defer payments on the subordinated debentures used to fund payments on its trust-preferred securities, it would be unable to pay dividends on its common stock until the deferred payments were made. The retained net profits of the Bank available for dividends were approximately $33.0 million as of December 31, 2005.
The adoption of FIN 46R required the Company to deconsolidate its investment in Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts in its financial statements (see Note 8).
On March 1, 2005, the Board of Governors of the Federal Reserve System adopted a final rule that allows the continued inclusion of outstanding and prospective issuances of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. The new quantitative limits become effective after a five-year transition period ending March 31, 2009. Under the final rules, trust preferred securities and other restricted core capital elements are limited to 25% of all core capital elements. Amounts of restricted core capital elements in excess of these limits may be included in Tier 2 capital. At December 31, 2005, the only restricted core capital element owned by the Company is trust preferred securities. Based on a review of the final rule, the Company believes that its trust preferred issues will qualify as Tier 1 capital up to the limit with the remaining qualifying as Tier 2 capital.
16. FAIR VALUE OF FINANCIAL INSTRUMENTS
Statement of Financial Accounting Standards No. 107 “Disclosure About Fair Value of Financial Instruments” (SFAS 107) requires the Company to disclose estimated fair value for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instruments. SFAS 107 has no effect on the financial position or results of operations in the current year or any future period. Furthermore, the fair values disclosed under SFAS 107 are not representative of the total value of the Company. The following fair value estimates, methods and assumptions were used to measure the fair value of each class of financial instruments for which it is practical to estimate that value:
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
The fair value of performing loans, except residential mortgage loans, is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Company’s historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions. For performing residential mortgage loans, fair value is estimated by discounting contractual cash flows adjusted for prepayment estimates using discount rates based on secondary market sources adjusted to reflect differences in servicing and credit costs.
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
Borrowed Funds. For securities sold under agreements to repurchase and FHLB advances, fair value was based on rates currently available to the Company for agreements with similar terms and remaining maturities. For convertible securities sold under agreements to repurchase and FHLB advances, option adjusted spread pricing (OAS) was obtained from sources believed to be reliable. For other borrowed funds, the carrying amount was considered to be a reasonable estimate of fair values.
Subordinated Debentures. For subordinated debentures, the fair value was based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for subordinated debentures having similar credit and maturity terms.

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005
	Carrying	Fair
(in thousands)	Value	Value

Financial Assets:
Cash and cash equivalents	$63,486	$63,486
Interest bearing deposits	16,408	16,408
Securities available for sale	741,668	741,668
Investment securities	89,026	90,611
Loans, net	1,950,137	1,934,274
Financial Liabilities:
Deposits	1,972,717	1,966,351
Borrowed funds	718,120	737,296
Subordinated debentures	62,892	66,007

	December 31, 2004
	Carrying	Fair
(in thousands)	Value	Value

Financial Assets:
Cash and cash equivalents	$38,884	$38,884
Interest bearing deposits	41,297	41,297
Securities available for sale	802,525	802,525
Investment securities	78,257	79,954
Loans, net	1,762,476	1,764,803
Financial Liabilities:
Deposits	1,810,004	1,808,962
Borrowed funds	753,130	804,587
Subordinated debentures	62,892	64,763

The fair value of commitments to extend credit and letters of credit are estimated using the fees currently charged to enter into similar agreements, and as the fair value for these financial instruments was not material, are not included above.
Limitations. Fair value estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
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

17. PARENT COMPANY INFORMATION
The condensed financial statements of the parent company only are presented below:
Condensed Statements of Condition

	December 31,
(in thousands)	2005	2004

Assets:
Cash	$13,633	$14,923
Securities available for sale	5,328	5,328
Investment in subsidiaries	217,366	192,304
Other assets	6,992	11,607

Total Assets	$243,319	$224,162

Liabilities and Stockholders’ Equity:
Other liabilities	$719	$735
Obligation for ESOP	2,250	377
Subordinated debentures	62,892	62,892
Stockholders’ equity	177,458	160,158

Total Liabilities and Stockholders’ equity	$243,319	$224,162

Condensed Statements of Income

	Year ended December 31,
(in thousands)	2005	2004	2003

Operating Income:
Dividends from subsidiary	$9,832	$3,970	$7,575
Interest income	154	113	96
Other income	402	405	431

Total Operating Income	10,388	4,488	8,102

Operating Expense:
Interest expense	4,784	3,738	3,057
Other expense	1,828	1,306	1,320

Total Operating Expense	6,612	5,044	4,377

Income (loss) before taxes and equity in undistributed income of subsidiaries	3,776	(556)	3,725
Federal income tax benefit	(1,917)	(1,439)	(1,289)

Income before equity in undistributed income of subsidiaries	5,693	883	5,014
Equity in undistributed income of subsidiaries	15,241	17,642	5,295

Net Income	$20,934	$18,525	$10,309

Condensed Statements of Cash Flows

	Year ended December 31,
(in thousands)	2005	2004	2003

Cash Flows from Operating Activities:
Net Income	$20,934	$18,525	$10,309
Adjustments:
Decrease (increase) in other assets	4,615	(7,881)	(1,931)
Equity in undistibuted income of subsidiairies	(15,241)	(17,642)	(5,295)
Increase in other liabilities	440	329	59

Net Cash Provided by (Used in) Operating Activities	10,748	(6,669)	3,142

Cash Flows from Investing Activities:
Purchase of securities available for sale	—	(3,449)	(668)
Investing in subsidiaires	(20,150)	—	(5,600)

Net Cash Used by Investing Activities	(20,150)	(3,449)	(6,268)

Cash Flows from Financing Activities:
Increase (decrease) in obligation for ESOP	1,873	(378)	355
Proceeds from issuance of subordinated debentures	—	15,464	25,744
Retirement of subordinated debentures	—	—	(11,856)
Proceeds from shares issued	11,137	1,794	961
Treasury stock acquired	—	—	(6)
Dividends paid	(4,898)	(4,817)	(4,790)

Net Cash Provided by Financing Activities	8,112	12,063	10,408

Net (decrease) increase in cash	(1,290)	1,945	7,282
Cash as of beginning of year	14,923	12,978	5,696

Cash as of end of year	$13,633	$14,923	$12,978

18. DERIVATIVE FINANCIAL INSTRUMENTS
The use of derivative financial instruments creates exposure to credit risk. This credit risk relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this exposure to nonperformance, the Company only deals with counterparties of good credit standing and establishes counterparty credit limits. As part of the Company’s interest rate risk management process, the Company periodically enters into interest rate derivative contracts. Interest rate derivative contracts are typically used to limit the variability of the Company’s net interest income that could result due to shifts in interest rates. These derivative interest rate contracts may include interest rate swaps, caps, and floors and are used to modify the repricing characteristics of specific assets and liabilities. At December 31, 2005 and 2004, the Company’s position in derivative contracts consisted entirely of interest rate swaps.
The following table details the interest rate swaps and associated hedged liabilities outstanding as of December 31, 2005.

(dollars in thousands)	Hedged	Notional	Swap Fixed	Swap Variable
Maturity	Liability	Amounts	Interest Rates	Interest Rates

Pay floating Swaps
2006	Time Deposits	$125,000	3.10% - 2.73%	4.31% - 4.42%

The following table details the interest rate swaps and associated hedged liabilities outstanding as of December 31, 2004.

(dollars in thousands)	Hedged	Notional	Swap Fixed	Swap Variable
Maturity	Liability	Amounts	Interest Rates	Interest Rates

Pay floating Swaps
2006	Time Deposits	$125,000	3.10% - 2.73%	2.41% - 2.26%

During 2004, the Company issued two-year fixed-rate certificates of deposit to fund loan growth and generate liquidity. In conjunction with the certificate of deposit issuance, the Company entered into $125.0 million in pay floating swaps designated as fair value hedges that were used to convert fixed rate two year final maturity time deposits to variable rates indexed to one month and three month LIBOR, based on common notional amounts and maturity dates. The pay floating swaps change the repricing characteristics of the certificates of deposit from fixed rate to floating rate. The result is a better match between the repricing characteristics of the certificates of deposit with floating rate commercial loans the Company made in 2004. These transactions increased interest expense by approximately $412,000 for the year ended December 31, 2005 and reduced interest expense by approximately $498,000 for the year ended December 31, 2004. The amount of hedge ineffectiveness recorded in non-interest expense in the Consolidated Statement of Income on these transactions for the years ended December 31, 2005 and 2004 was less than $1,000. The fair value of the pay floating swaps outstanding at December 31, 2005 was $1,442,000 and $532,000 at December 31, 2004 and was recorded in Other Liabilities in the Consolidated Statements of Condition.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Yardville National Bancorp:
We have audited the accompanying consolidated statements of condition of Yardville National Bancorp and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yardville National Bancorp and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey

March 16, 2006

INDEX TO EXHIBITS

	Exhibit
	Number	Description
(A)	3.1	Restated Certificate of Incorporation of the Company, as corrected by the Certificate of Correction thereto filed on July 6, 1995 and as amended by the Certificate of Amendment thereto filed on March 6, 1998.

	3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on June 6, 2003.

(B)	3.3	Amended and Restated By-Laws of the Company

(C)	4.1	Specimen Share of Common Stock

	4.2	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Series A 9.50% Junior Subordinated Deferrable Interest Debentures due June 22, 2030: (J) Amended and Restated Declaration of Trust dated June 23, 2000, among the Registrant, The Bank of New York, as property trustee, and the Administrative Trustees of Yardville Capital Trust II; (J) Indenture dated as of June 23, 2000, between the Registrant and The Bank of New York, as trustee, relating to the Registrant’s Series A 9.50% Junior Subordinated Deferrable Interest Debentures due June 22, 2030; and (iii) Series A Capital Securities Guarantee Agreement dated as of June 23, 2000, between the Registrant and The Bank of New York, as trustee, relating to the Series A Capital Securities of Yardville Capital Trust II.

	4.3	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Series A 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031: (J) Amended and Restated Declaration of Trust dated March 28, 2001, among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust III; (J) Indenture dated as of March 28, 2001, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Series A 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031; and (iii) Series A Capital Securities Guarantee Agreement dated as of March 28, 2001, between the Registrant and Wilmington Trust Company, as trustee, relating to the Series A Capital Securities of Yardville Capital Trust III.

	4.4	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due March 1, 2033: (J) Amended and Restated Declaration of Trust dated February 19, 2003, among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust IV; (J) Indenture dated as of February 19, 2003, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due March 1, 2033; and (iii) Capital Securities Guarantee Agreement dated as of February 19, 2003, between the Registrant and Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of Yardville Capital Trust IV.

	Exhibit
	Number	Description
	4.5	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due October 8, 2033: (J) Amended and Restated Declaration of Trust among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust V; (J) Indenture between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due October 8, 2033; and (iii) Capital Securities Guarantee Agreement between the Registrant and Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of Yardville Capital Trust V.

	4.6	The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due July 23, 2034: (J) Amended and Restated Declaration of Trust among the Registrant, Wilmington Trust Company] as property trustee, and the Administrative Trustees of Yardville Capital Trust VI; (J) Indenture between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due July 23, 2034; and (iii) Capital Securities Guarantee Agreement between the Registrant and Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of Yardville Capital Trust VI.

(D)	10.1	Employment Contract between the Bank and Kathleen O. Blanchard*

(E)	10.2	Employment Agreement among Registrant, the Bank, and Stephen F. Carman*

(E)	10.3	Employment Agreement among Registrant, the Bank, and Jay G. Destribats*

(D)	10.4	Employment Contract between the Bank and Brian K. Gray*

(D)	10.5	Employment Contract between the Bank and Howard N. Hall*

(E)	10.6	Employment Agreement among Registrant, the Bank, and Timothy J. Losch*

(F)	10.7	Employment Contract between the Bank and Daniel J. O’Donnell*

(G)	10.8	Employment Contract between the Bank and Joanne C. O’Donnell*

(E)	10.9	Employment Agreement among Registrant, the Bank, and Patrick M. Ryan*

(D)	10.10	Employment Contract between the Bank and Patrick L. Ryan*

(D)	10.11	Employment Contract between the Bank and John P. Samborski*

(H)	10.12	Employment Agreement among Registrant, the Bank, and F. Kevin Tylus*

(E)	10.13	Employment Agreement among Registrant, the Bank, and Stephen R. Walker*

(D)	10.14	Second, Amended and Restated Supplemental Executive Retirement Plan*

	Exhibit
	Number	Description
	10.15	Amendment to the Second Amended and Restated Supplemental Executive Retirement Plan

(A)	10.16	1988 Stock Option Plan*

(I)	10.17	Directors’ Deferred Fee Plan*

(J)	10.18	1997 Stock Option Plan and Form of Stock Option Agreement*

(K)	10.19	Yardville National Bank Employee Stock Ownership Plan, as amended*

(L)	10.20	Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors*

(H)	10.21	Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors—Form of Stock Option Agreement*

(M)	10.22	2005 Equity Incentive Plan*

(D)	10.23	Real property lease between Crestwood Construction, LLC and the Bank dated May 25, 1998

(N)	10.24	Real property lease between the Bank and BYN, LLC for our branch located at 1041 Route 206, Bordentown, New Jersey

	10.25	Real property lease between the Bank and FYNB, LLC for our branch located in Raritan, New Jersey

	10.26	Real property lease between the Bank and Union Properties, LLC for our branch located at 1575 Brunswick Avenue, Lawrence, New Jersey

(N)	10.27	Real property lease between the Bank and The Lalor Urban Renewal Limited Partnership for our branch located in the Lalor Plaza in Trenton, New Jersey

(O)	10.28	Real property lease between the Bank and Christopher S. Vernon, Eileen Vernon and Mark Corcoran

(P)	10.29	Real property sublease between the Bank and Samuel Marrazzo and Margaret Marrazzo, predecessors in interest to Serenity Point LLC, for our branch located at 1400 Parkway Avenue, Ewing, New Jersey

(D)	10.30	Real property lease between the Bank and Lalor Storage LLC for our maintenance center

(G)	10.31	Real property lease between the Bank and WWM Properties, LLC for our branch located at Route 571 and Southfield Road, West Windsor, New Jersey

	10.32	Real property lease between the Bank and MYNB, L.L.C. for the lease of our branch located at 301 West Trenton Avenue, Falls Township, Pennsylvania

	10.33	Real property lease between the Bank and Vernon Holdings 101837 LLC for the lease of our branch located at 403 Route 539, Cream Ridge, New Jersey

Exhibit
	Number	Description
(D)	10.34	Yardville National Bank’s Change in Control Severance Compensation Plan*

(D)	10.35	Consulting Agreement between Registrant and Lawrence Seidman

	21	List of Subsidiaries of the Registrant

	23	Consent of KPMG, LLP

	31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Vice President and Treasurer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Vice President and Treasurer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

(Q)	99.1	Agreement by and between the Bank and The Office of the Comptroller of the Currency

(A)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on May 2, 2003

(B)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2006, filed with the SEC on January 31, 2006

(C)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-78050)

(D)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 31, 2005

(E)	Incorporated by reference to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2004, filed with the SEC on December 13, 2004

(F)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 9, 2005

(G)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, filed with the SEC on August 15, 2005

(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the SEC on November 9, 2004

(I)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 15, 2004

(J)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-28193), filed with the SEC on May 30, 1997

(K)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-71741), filed with the SEC on February 4, 1999

(L)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders, filed with the SEC on April 30, 2003

(M)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders, filed with the SEC on May 6, 2005

(N)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-99269), filed with the SEC on September 6, 2002

(O)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the SEC on November 14, 2003

(P)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed with the SEC on May 10, 2004

(Q)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2005, filed with the SEC on September 2, 2005

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.