Form 10-K/A
period 2005-12-31
YARDVILLE NATIONAL BANCORP
filed 2006-03-28
CIK 787849

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

EXPLANATORY NOTE
      This Amendment No. 1 to Annual Report on Form 10-K/A amends Yardville National Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006. Specifically, this amendment amends Part II, Item 5, with respect to the second quarter high sales price of our stock and the number of holders of our stock, amends Part II, Item 7, with respect to the table of our regulatory capital ratios, amends Part II, Items 7 and 8 with respect to unaudited quarterly earnings per share, and corrects certain other typographical errors and similar items. We have not updated any information included in the Form 10-K filed March 16, 2006.

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
General
      Yardville National Bancorp, referred to as “we” or the “Company,” is a registered bank holding company headquartered in Mercer County, New Jersey with total assets of $2.96 billion, total deposits of $1.97 billion and total stockholders’ equity of $177.5 million at December 31, 2005. We conduct a general commercial and retail banking business through our principal operating subsidiary, The Yardville National Bank, referred to as the “Bank,” which commenced operations as a commercial bank in 1925. We provide a broad range of lending, deposit and other financial products and services with an emphasis on commercial real estate and commercial and industrial lending to small to mid-sized businesses and individuals. Our existing and target markets are located in the corridor between New York City and Philadelphia. We currently operate 28 full-

service branches throughout Mercer, Hunterdon, Somerset, Middlesex, Burlington and Ocean Counties in New Jersey and Bucks County, Pennsylvania.
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
      The Company had elected to become a “financial holding company” under the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) in March of 2000. The GLB Act amended the BHC Act to allow a “financial holding company” to engage in certain activities that were not previously permitted for a bank holding company, and to engage on less restrictive terms in certain activities that were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. In order to maintain its status as a financial holding company, the Company and the Bank must be “well capitalized” and “well managed,” and have a “satisfactory” rating under the Community Reinvestment Act (“CRA”). For bank holding companies that are not financial holding companies, the permissible activities are limited to those previously determined by the FRB to be so “closely related to banking” as to be a “proper incident thereto.” As a result of the agreement between the Bank and the OCC (which is more fully discussed under “Regulatory Matters” in Part I, Item 3), the Company elected to decertify as a financial holding company. Because the Company was not engaged in any activity that would have required it to be a financial holding company at the time of its decertification, such decertification did not impact the Company’s activities or operations.
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
      In addition, the FRB has established minimum leverage ratio requirements for bank holding companies. For bank holding companies that meet certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, these requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average assets, equal to three percent. Other bank holding companies that fail to meet such criteria will generally be required to maintain a leverage ratio of four to five percent. The Company’s leverage ratio at December 31, 2005, was 8.3 percent. The Bank is subject to similar capital requirements adopted by the OCC.
      Both the FRB and the OCC risk-based capital standards explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution’s general capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating the Bank’s capital adequacy. The FRB has issued additional guidelines for certain bank holding companies that engage in trading activities. The Company does not believe that consideration of these additional factors will affect the regulators’ assessment of the Company’s or the Bank’s capital position.
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
      The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered adequately capitalized or well capitalized under the prompt corrective action regulations, the minimum capital ratios applicable to the Bank under its agreement with the OCC, and the Bank’s capital ratios at December 31, 2005:

			OCC
	Adequately	Well	Required
	Capitalized	Capitalized	Minimums	Bank Ratios

Total Risk-Based Capital Ratio	8.00%	10.00%	10.75%	10.95%
Tier 1 Risk-Based Capital Ratio	4.00%	6.00%	9.75%	9.95%
Leverage Ratio	4.00%	5.00%	7.50%	7.62%
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

Actions Related to 2006 Annual Meeting
      On March 3, 2006, certain shareholders of the Company, namely Seidman and Associates, LLC, Lawrence B. Seidman and Dennis Pollack, filed a Verified Complaint and Order to Show Cause in the Superior Court of New Jersey, Chancery Division, Passaic County, against the Bank, its directors and certain former directors. The plaintiffs are disputing the validity of the actions taken by the Company’s board of directors in December 2005, to reduce the size of the board from fifteen to thirteen, and in January 2006, to include certain qualifications for directors and director nominees in the Company’s By-laws. Specifically, the plaintiffs have asked the court to order four members of the board to stand for election at the 2006 annual meeting of shareholders, to invalidate the director qualification By-law the Company adopted in January 2006, and to declare that Lawrence B. Seidman and Dennis Pollack are qualified to serve as directors, if elected at the 2006 annual meeting of shareholders. The Company and the named defendants are defending the actions of the Company’s board.

Regulatory Matters
      On August 31, 2005, the Bank entered into a formal agreement with the OCC regarding the Bank’s operations, maintaining specified capital levels, obtaining prior approvals of dividend payments, and other concerns identified in the OCC’s Report of Examination for the examination that commenced on January 3, 2005. The agreement also encompasses activities initiated earlier in 2005 by the Bank to strengthen its board and management supervision, and internal audit and risk management processes. Under the agreement, the Bank will not be deemed to be “well capitalized” for certain regulatory purposes. Such capital category may not, however, accurately represent the Bank’s general financial condition or prospects. As a result of the agreement, the Bank is not eligible to establish or acquire a financial subsidiary to engage in expanded financial activities such as securities and insurance brokerage. In addition, the Company has elected to decertify as a “financial holding company” within the meaning of the Bank Holding Company Act. A “financial holding company” may affiliate with financial companies, such as merchant banking, securities and insurance firms, that engage in a broader range of activities than previously permitted for bank holding companies. Neither of these actions will impact current activities and operations of the Company or the Bank.
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

2005 Quarter	High	Low	Close

First	$33.83	$31.41	$32.75
Second	36.36	32.34	35.75
Third	36.95	34.68	35.25
Fourth	38.04	33.10	34.65

2004 Quarter

First	$26.00	$23.50	$24.70
Second	25.53	23.80	24.95
Third	29.88	23.21	29.10
Fourth	35.05	29.35	34.26

Holders
      As of December 31, 2005, our common stock was held by approximately 4,100 holders of record, which included approximately 700 registered holders and an estimate of individual participants who held our common stock through registered clearing agencies and their nominees.
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

Number of Shares
Remaining Available for
	Number of Shares		Future Issuance Under
	to Be Issued upon	Weighted-average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by security holders(1)	856,983	$17.09	746,974
Equity compensation plans not approved by security holders	—	—	—

Total	856,983	$17.09	746,974

(1)	These plans consist of the Yardville National Bancorp 1997 Stock Option Plan, the 2003 Director Plan and the 2005 Equity Incentive Plan.

Item 6.	Selected Financial Data.
      The following table sets forth certain historical financial data with respect to the Company and should be read in conjunction with the consolidated financial statements and related notes thereto included in this report.

	At or for the Year Ended December 31,

	2005	2004	2003	2002	2001

Statement of Income
(in thousands)
Interest income	$170,267	$139,864	$121,469	$120,259	$119,044
Interest expense	87,054	69,145	68,289	73,776	82,909

Net interest income	83,213	70,719	53,180	46,483	36,135
Provision for loan losses	10,530	9,625	9,360	4,375	3,925
Securities gains, net	862	1,297	1,513	3,084	3,182
Other non-interest income	6,628	6,682	6,581	5,220	4,855
Non-interest expense	49,602	42,649	38,159	31,044	29,052

Income before income tax expense	30,571	26,424	13,755	19,368	11,195
Income tax expense	9,637	7,899	3,446	5,364	2,642

Net income	$20,934	$18,525	$10,309	$14,004	$8,553

Balance Sheet
(in thousands, except per share data)
Assets	$2,956,731	$2,805,917	$2,431,193	$2,232,468	$1,944,399
Loans	1,972,840	1,782,592	1,443,355	1,195,143	1,007,973
Allowance for loan losses	22,703	20,116	17,295	16,821	13,542
Securities	830,694	880,782	866,693	876,365	813,246
Deposits	1,972,717	1,810,004	1,483,809	1,272,286	1,092,690
Subordinated debentures	62,892	62,892	47,428	33,510	33,510
Borrowed funds	718,120	753,130	738,080	757,711	707,113
Stockholders’ equity	177,458	160,158	143,557	145,939	93,245

Per Share Data
Net income — basic	$1.97	$1.77	$0.99	$1.72	$1.13
Net income — diluted	1.89	1.71	0.97	1.68	1.11
Cash dividends	0.46	0.46	0.46	0.44	0.44
Stockholders’ equity (book value)	16.35	15.27	13.80	14.08	11.68

Other Data
Average shares outstanding — basic	10,609	10,455	10,391	8,124	7,601
Average shares outstanding — diluted	11,057	10,861	10,651	8,319	7,678

Selected Financial Data (continued)

	At or for the Year Ended December 31,

	2005	2004	2003	2002	2001

Financial Ratios
Return on average assets	0.72%	0.70%	0.44%	0.67%	0.48%
Return on average stockholders’ equity	12.57	12.38	7.09	13.45	9.86
Net interest margin	2.98	2.76	2.35	2.29	2.10
Net interest margin(1)	3.05	2.83	2.42	2.36	2.17
Efficiency ratio	54.69	54.19	62.28	56.66	65.77
Efficiency ratio(1)	53.21	53.06	60.87	55.40	62.23
Total loans to total assets	66.72	63.53	59.37	53.53	51.84

Capital Ratios
Average stockholders’ equity to average assets	5.76	5.64	6.19	4.97	4.85
Dividend payout ratio	23.88	26.00	46.46	25.32	39.06
Tier 1 leverage ratio	8.32	7.62	7.79	7.76	6.45
Tier 1 capital as a percentage of risk-weighted assets	10.82	10.09	11.05	11.84	10.03
Total capital as a percentage of risk-weighted assets	11.82	11.42	12.07	13.00	11.25

Asset Quality Ratios
Allowance for loan losses to total loans	1.15	1.13	1.20	1.41	1.34
Net loan charge offs to average total loans	0.42	0.42	0.67	0.10	0.15
Nonperforming loans to total loans	0.94	0.56	0.74	0.52	0.51
Nonperforming assets to total loans and other real estate owned	0.94	0.56	0.74	0.61	0.74
Nonperforming assets to total assets	0.63	0.36	0.44	0.33	0.38
Allowance for loan losses to nonperforming assets	121.97	201.00	162.55	229.73	181.67
Allowance for loan losses to nonperforming loans	121.97%	201.00%	162.55%	268.11%	264.23%

Market Price Per Share of Common Stock
Closing	$34.65	$34.26	$25.74	$17.24	$12.50
High closing	38.04	35.05	25.90	21.20	14.45
Low closing	31.41	23.21	16.30	12.25	10.96

(1)	The net interest margin and efficiency ratio are also presented on a tax equivalent basis. We believe that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Although we believe that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Average Balances, Yields and Costs.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
      The allowance for loan losses represents management’s estimate of credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate allowance for loan losses. The allowance for loan losses is determined based on our assessment of several factors. Those factors include reviews and evaluations of specific loans, current economic conditions, historical loan loss experience and the level of classified and nonperforming loans. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as to estimate losses inherent in our portfolio for which certain losses are probable but not specifically identifiable. Note 1 of the Notes to Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses.
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

Results of Operations

2005 Executive Summary
      Yardville National Bancorp is a $2.96 billion holding company headquartered in Hamilton, New Jersey. During 2005 we celebrated the 80th anniversary of our founding as a community bank. We provide a broad range of lending, deposit, and other financial products and services. Our strength and emphasis is reflected in our origination of commercial real estate and commercial and industrial loans to small to mid-sized businesses. Headquartered in Mercer County since 1925, we offer relationship-based community banking to customers throughout New Jersey and Eastern Pennsylvania. Our commitment is to provide quality products and exceptional service to customers, while building long-term, sustainable shareholder value by expanding and extending the YNB franchise into demographically strong markets.
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
      During 2005, as part of our retail strategy, we opened four new branches, three in our Mercer County market and one in Morrisville, Pennsylvania, our second in Bucks County. In January 2006, we opened our first branch in Ocean County, New Jersey. We introduced Simply Better Savingssm to our markets in early 2005 and continued to enhance our brand image and products and services throughout the year. Looking forward in 2006 we expect to open additional branches in our emerging Hunterdon and Middlesex County markets. In early 2006, we introduced our Simply Better Money Marketsm product throughout our branch network. We believe continuing to grow our commercial loan business, expanding our geographic footprint and attracting lower cost deposits will provide us the best opportunity to enhance profitability and the value of the YNB franchise.
      On August 31, 2005, the Bank entered into a formal agreement with the OCC which sets forth certain understandings regarding our operations, including meeting and maintaining specified capital levels, obtaining prior approval of dividend payments, and addressing other concerns identified in the OCC’s Report of Examination for the examination that commenced on January 3, 2005, using financial information as of September 30, 2004. We initiated actions early in 2005 to address certain concerns which were later set forth in the agreement. These actions included strengthening Board and management supervision and internal audit and credit processes, including problem loan management. Following the execution of the agreement, the Board formed a Compliance Committee which oversees all aspects of compliance with the provisions of the agreement.
      On November 3, 2005, we completed a private offering of our common stock to certain accredited investors, including members of the Board of Directors, in order to comply with the capital levels specified in the OCC agreement. Yardville National Bancorp raised slightly more than $8.7 million in this offering and contributed it to the Bank.

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

Financial Summary

Average Balances, Yields and Costs

	December 31, 2005			December 31, 2004

			Average			Average
	Average		Yield/	Average		Yield/
	Balance	Interest	Cost	Balance	Interest	Cost

(in thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$30,534	$1,027	3.36%	$25,545	$371	1.45%
Federal funds sold	23,112	730	3.16	26,198	347	1.32
Securities	860,430	40,826	4.74	879,794	38,640	4.39
Loans(1)	1,880,166	127,684	6.79	1,626,477	100,506	6.18

Total interest earning assets	$2,794,242	$170,267	6.09%	$2,558,014	$139,864	5.47%

NON-INTEREST EARNING ASSETS:
Cash and due from banks	$32,939			$29,026
Allowance for loan losses	(21,823)			(18,805)
Premises and equipment, net	10,716			11,200
Other assets	76,561			73,045

Total non-interest earning assets	98,393			94,466

Total assets	$2,892,635			$2,652,480

INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$985,346	$20,757	2.11%	$880,130	$12,929	1.47%
Certificates of deposit of $100,000 or more	208,521	6,992	3.35	161,065	4,165	2.59
Other time deposits	497,530	16,432	3.30	460,694	12,269	2.66

Total interest bearing deposits	1,691,397	44,181	2.61	1,501,889	29,363	1.96
Borrowed funds	740,075	38,114	5.15	738,110	36,071	4.89
Subordinated debentures	62,892	4,759	7.57	55,718	3,711	6.66

Total interest bearing liabilities	$2,494,364	$87,054	3.49%	$2,295,717	$69,145	3.01%

NON-INTEREST BEARING LIABILITIES:
Demand deposits	$209,179			$185,443
Other liabilities	22,520			21,679
Stockholders’ equity	166,572			149,641

Total non-interest bearing liabilities and stockholders’ equity	$398,271			$356,763

Total liabilities and stockholders’ equity	$2,892,635			$2,652,480

Interest rate spread(2)			2.60%			2.46%

Net interest income and margin(3)		$83,213	2.98%		$70,719	2.76%

Net interest income and margin (tax equivalent basis)(4)		$85,187	3.05%		$72,397	2.83%

(1)	Loan origination fees are considered an adjustment to interest income. For purposes of calculating loan yields, average loan balances include nonaccrual balances with no related interest income.

(2)	The interest rate spread is the difference between the average yield on interest earning assets and average rate paid on interest bearing liabilities.

(3)	The net interest margin is equal to net interest income divided by average interest earning assets.

(4)	In order to make pre-tax income and resultant yield on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using the appropriate Federal income tax rate for the period and has the effect of increasing interest income by $1,974,000, $1,678,000, $1,419,000, $1,245,000, and $1,062,000 for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively.

December 31, 2003			December 31, 2002			December 31, 2001

		Average			Average			Average
Average		Yield/	Average		Yield/	Average		Yield/
Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost

$10,383	$121	1.17%	$2,887	$60	2.08%	$3,816	$171	4.48%
48,102	523	1.09	72,790	1,157	1.59	74,624	2,765	3.71
878,698	35,296	4.02	864,895	43,647	5.05	748,182	45,700	6.11
1,323,243	85,529	6.46	1,085,306	75,395	6.95	891,957	70,408	7.89

$2,260,426	$121,469	5.37%	$2,025,878	$120,259	5.94%	$1,718,579	$119,044	6.93%

$25,428			$22,965			$21,026
(17,060)			(14,771)			(11,583)
12,085			11,363			10,081
67,005			51,198			52,288

87,458			70,755			71,812

$2,347,884			$2,096,633			$1,790,391

$662,262	$10,834	1.64%	$469,985	$11,228	2.39%	$318,595	$9,931	3.12%
137,168	4,014	2.93	148,119	5,184	3.50	129,340	7,581	5.86
457,717	14,521	3.17	469,858	17,747	3.78	453,747	27,085	5.97

1,257,147	29,369	2.34	1,087,962	34,159	3.14	901,682	44,597	4.95
742,877	35,799	4.82	735,201	36,403	4.95	644,690	35,264	5.47
40,395	3,121	7.73	33,700	3,214	9.54	32,058	3,048	9.51

$2,040,419	$68,289	3.35%	$1,856,863	$73,776	3.97%	$1,578,430	$82,909	5.25%

$139,332			$118,154			$104,577
22,728			17,493			20,617
145,405			104,123			86,767

$307,465			$239,770			$211,961

$2,347,884			$2,096,633			$1,790,391

		2.02%			1.97%			1.68%

	$53,180	2.35%		$46,483	2.29%		$36,135	2.10%

	$54,599	2.42%		$47,728	2.36%		$37,197	2.16%

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
RATE/VOLUME ANALYSIS

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease)			Increase (Decrease)
	Due to Changes in:			Due to Changes in:

	Volume	Rate	Total	Volume	Rate	Total

(in thousands)
INTEREST EARNING ASSETS:
Interest bearing deposits with other banks	$85	$571	$656	$215	$35	$250
Federal funds sold	(45)	428	383	(271)	95	(176)
Securities	(859)	3,045	2,186	45	3,299	3,344
Loans(1)	16,645	10,533	27,178	18,826	(3,849)	14,977

Total interest income	15,826	14,577	30,403	18,815	(420)	18,395

INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	1,686	6,142	7,828	3,305	(1,210)	2,095
Certificates of deposit of $100,000 or more	1,416	1,411	2,827	650	(499)	151
Other time deposits	1,038	3,125	4,163	94	(2,346)	(2,252)

Total deposits	4,140	10,678	14,818	4,049	(4,055)	(6)
Borrowed funds	97	1,946	2,043	(235)	507	272
Subordinated debentures	508	540	1,048	1,066	(476)	590

Total interest expense	4,745	13,164	17,909	4,880	(4,024)	856

Net interest income	$11,081	$1,413	$12,494	$13,935	$3,604	$17,539

(1)	Loan origination fees are considered adjustments to interest income.

      During 2005 we continued to improve our net interest margin. The table below lists various components relating to our net interest margin by quarter for 2005 and 2004.

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
      Average securities declined $19.4 million or 2.2% to $860.4 million in 2005 from $879.8 million in 2004. Due to a 2005 portfolio yield of 4.74%, 35 basis points higher than 2004, interest on securities increased $2.2 million from 2004 and contributed to higher net interest income levels. Based on the repricing characteristics of our balance sheet, securities, principally mortgage-backed securities, were purchased with modestly longer durations at or close to par. The result was a consistent portfolio yield, in spite of a flat yield curve, without taking excessive interest rate risk.

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
      Average borrowed funds and subordinated debentures increased $2.0 million and $7.2 million, respectively, while related interest costs increased by 26 and 91 basis points to 5.15% and 7.57%, respectively. During 2004 and into 2005, we strategically replaced floating rate Federal Home Loan Bank advances with fixed rate advances as interest rates were rising. This initiative, in effect, limited the increase in the cost of these funds, which had a positive impact on net interest income and the margin in 2005, and we expect this impact to continue into 2006. We had $62.9 million in outstanding subordinated debentures, of which $41.2 million had floating interest rates tied to spreads over LIBOR, which is the primary cause for the increase in interest expense of $1.0 million as rates rose during 2005.
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
      The components of non-interest income for the three-year period ended December 31, 2005 are presented in the following table.

	Year Ended December 31,

	2005	2004	2003

(in thousands)
Service charges on deposit accounts	$2,819	$3,134	$2,388
Other service fees	1,886	1,495	1,384
Income on bank owned life insurance	1,651	1,766	2,036
Securities gains, net	862	1,297	1,513
Investment and insurance fees	92	89	72
Other non-interest income	180	198	701

Total	$7,490	$7,979	$8,094

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
      With no additional purchases of Bank Owned Life Insurance (BOLI) in 2005, our investment in BOLI totaled $46.2 million at year end. BOLI assets are single premium policies purchased to offset the costs of deferred compensation plans and other employee benefits. Income on BOLI is tax-free, providing an attractive rate of return while reducing our overall effective tax rate. Income on BOLI was $1.7 million in 2005, a decrease of 6.5% compared to $1.8 million in 2004. The decline in income is a result of a lower interest crediting rate for 2005 applicable to BOLI assets.
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
      While non-interest income was not a significant part of overall revenues in 2005, we believe the actions we are taking to expand our retail and commercial customer bases should begin to translate into comparatively higher levels of non-interest income in the future. In 2006, we expect to generate additional non-interest income through fee collection, cash management services revenue, and the increased usage of electronic banking services.
Non-interest Expense
      In 2005, non-interest expense totaled $49.6 million, an increase of $6.9 million or 16.3%, compared to $42.7 million in 2004. The largest increases in non-interest expense in 2005 were primarily in salaries and employee benefits, occupancy and marketing expenses. To a lesser extent, audit and examination fees, outside services and processing fees, and attorneys’ fees also contributed to higher non-interest expenses in 2005.
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
      The following table presents the major components of non-interest expense for the years ended December 31, 2005, 2004, and 2003.

	Year Ended December 31,

	2005	2004	2003

(in thousands)
Salaries and employee benefits	$27,654	$23,476	$21,433
Occupancy expense, net	4,934	4,283	3,934
Equipment expense	3,173	3,123	2,955
Marketing	2,224	1,768	1,661
Outside services and processing fees	1,773	1,483	819
Audit and examination fees	1,323	1,032	725
Directors and committee fees	1,004	1,355	346
Communication and postage	981	938	844
Stationery and supplies	941	757	908
Attorneys’ fees	662	509	408
Insurance	563	393	480
Amortization of subordinated debentures expense	272	251	169
FDIC insurance premium	259	239	213
Deposit intangible amortization	204	204	17
ORE expense	79	5	194
Other	3,556	2,833	3,053

Total	$49,602	$42,649	$38,159

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
      Outside services and processing expenses, audit and examination fees, and attorneys’ fees increased 19.6%, 28.2%, and 68.4% to $1.8 million, $1.3 million, and $662,000, respectively. Outside services and processing expenses include services provided by third parties, outsourced services and consulting fees. The increase in outside services and processing fees primarily resulted from increased consulting costs related to regulatory compliance. The higher audit and examination fees resulted from costs associated with Section 404 of the Sarbanes-Oxley Act of 2002, or “SOX 404,” compliance and tax services. Attorney fees increased due to costs associated with problem loan workout, various regulatory compliance issues and shareholder relations. In 2006, we anticipate, and have budgeted for, increased attorney’s fees associated with a proxy contest at our 2006 annual meeting of shareholders and related litigation.
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
      The following table reflects the composition of the loan portfolio for the five years ended December 31, 2005.
LOAN PORTFOLIO COMPOSITION

	December 31,

	2005		2004		2003		2002		2001

	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

(in thousands)
Commercial real estate
Investor occupied	$596,476	30.3%	$594,799	33.4%	$432,571	30.0%	$321,583	26.9%	$255,471	25.3%
Construction and development	277,075	14.0	190,546	10.7	123,790	8.6	121,295	10.1	99,978	9.9
Owner occupied	225,823	11.4	215,313	12.1	204,539	14.2	164,450	13.8	143,767	14.3
Commercial and industrial
Line of credit	375,737	19.0	301,163	16.9	218,097	15.1	207,562	17.4	164,075	16.3
Term	150,059	7.6	169,829	9.5	169,296	11.7	129,513	10.8	117,005	11.6
Demand	2,112	0.1	374	0.0	1,199	0.1	972	0.1	1,055	0.1
Residential
1-4 family	175,503	8.9	159,306	8.9	150,733	10.4	116,829	9.8	107,840	10.7
Multi-family	33,536	1.7	22,717	1.3	30,097	2.1	34,012	2.8	33,970	3.4
Consumer
Home equity	90,414	4.6	86,295	4.8	78,877	5.5	70,579	5.9	58,084	5.8
Installment	32,719	1.7	32,149	1.8	24,165	1.7	19,078	1.6	19,266	1.9
Other	13,386	0.7	10,101	0.6	9,991	0.6	9,270	0.8	7,462	0.7

Total	$1,972,840	100.0%	$1,782,592	100.0%	$1,443,355	100.0%	$1,195,143	100.0%	$1,007,973	100.0%

      At December 31, 2005 commercial loans represented 82.5% of total loans compared to 82.6% in 2004. We manage risk associated with our commercial portfolio, including participations, through strict underwriting policies and procedures, diversification and diligent loan monitoring efforts. Our underwriting standards include requiring independent appraisals, periodic property inspection, analysis of the quality and experience of the organization or developer managing each property, and evaluation of the cash flow capability of the borrower to repay the loan. In addition to real estate collateral, the majority of our commercial loans are secured by business assets and most are secured by personal guarantees and other assets of the principals.
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
      The following table provides information by industry classification for our commercial and industrial loan portfolio at December 31, 2005.

			Number
Industry Classification		Percent of	of
(balance in thousands)	Balance	Balance	Loans

Real estate-related	$124,228	23.6%	257
Construction	116,493	22.1	133
Services	108,581	20.6	327
Finance and insurance	56,041	10.6	45
Retail trade	44,524	8.4	130
Individuals	28,224	5.3	81
Manufacturing	21,869	4.1	87
Wholesale trade	13,765	2.6	53
Transportation and public utilities	6,081	1.2	42
Other	8,102	1.5	24

Total	$527,908	100.0%	1,179

      Our commercial and industrial loan portfolio encompasses a wide variety of industry classifications. At December 31, 2005, the largest concentrations of commercial and industrial loans were in the real estate-related, construction and services industries. Real estate and construction-related loans represented 45.6% of our commercial and industrial loan portfolio. These loans are subject to risks similar to those that impact our commercial real estate loan portfolio. The other significant industry classification is loans to the services industry. There are no significant concentrations of loans to any particular sector of the services industry. While we do not believe that these loan concentrations present any undue risk, we will continue to monitor loan concentrations by industry classification and diversify risk as we deem appropriate.

      The following table provides information concerning the maturity and interest rate sensitivity of YNB’s commercial and industrial and commercial real estate-construction and development portfolios at December 31, 2005.

		After One	After
	Within	but within	Five
	One Year	Five Years	Years	Total

(in thousands)
Maturities:
Commercial and industrial	$286,747	$216,021	$25,140	$527,908
Commercial real estate — construction and development	155,593	99,576	21,906	277,075

Total	$442,340	$315,597	$47,046	$804,983

Type:
Floating rate loans	$381,243	$193,364	$17,005	$591,612
Fixed rate loans	61,097	122,233	30,041	213,371

Total	$442,340	$315,597	$47,046	$804,983

      Residential real estate loans are comprised of 1-4 family and multi-family loans. Residential mortgages consist of first liens on owner occupied 1-4 family residences while multi-family loans primarily consist of loans secured by apartment complexes. As a participating seller and servicer of Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) we generally underwrite residential real estate loans to conform with standards required by these agencies. Residential real estate loans increased $27.0 million or 14.8% to $209.0 million at December 31, 2005 compared to $182.0 million at December 31, 2004. Residential 1-4 family loans represented $175.5 million, or 84.0% of all residential real estate loans at December 31, 2005. In 2005, residential 1-4 family and multi-family loans grew $16.2 million and $10.8 million, respectively. Generally, 1-4 family residential real estate loans are made in connection with a broader relationship. At December 31, 2005 residential loans represented less than 11% of total loans.
      Consumer loans increased 6.2% to $136.5 million at year-end 2005 compared to $128.5 million at year-end 2004. Consumer loans include fixed and floating rate home equity loans and lines, indirect auto loans, personal loans and other traditional installment loans. Home equity loans and lines represented 66.2% of total consumer loans at the end of 2005. Like the commercial lending portfolio, the majority of our consumer loan portfolio is also secured by collateral. The consumer loan marketplace continues to be very competitive. Our larger branch network and targeted home equity promotions contributed to the modest increase in consumer loans in 2005 despite a higher interest rate environment.
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
      The following table sets forth nonperforming assets in our loan portfolio by type for the five-year period ended December 31, 2005.
NONPERFORMING ASSETS

	December 31,

	2005	2004	2003	2002	2001

(in thousands)
Nonaccrual loans:
Commercial real estate	$5,762	$910	$1,321	$2,395	$888
Commercial and industrial	9,899	7,867	8,570	1,143	1,494
Residential	1,588	51	255	1,526	1,133
Consumer	561	281	35	55	98

Total nonaccrual loans	17,810	9,109	10,181	5,119	3,613

Restructured loans	—	—	—	711	770

Loans 90 days or more past due:
Residential	799	791	362	323	514
Consumer	4	108	97	121	228

Total loans 90 days or more past due	803	899	459	444	742

Total nonperforming loans	18,613	10,008	10,640	6,274	5,125
Other real estate	—	—	—	1,048	2,329

Total nonperforming assets	$18,613	$10,008	$10,640	$7,322	$7,454

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
      Nonperforming loans consist of loans on a nonaccrual basis, loans whose terms have been restructured because of a deterioration in the financial position of the borrower and loans which are contractually past due 90 days or more as to interest or principal payments and have not been classified as nonaccrual. Nonaccrual loans totaled $17.8 million or 0.90% of total loans at December 31, 2005 compared to $9.1 million or 0.51% of total loans at the same date in 2004. Nonaccrual commercial and industrial loans accounted for approximately 56% of total nonaccrual loans. There were no restructured loans at December 31, 2005 or December 31, 2004.
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
      As part of our formal process, our commercial lending staff reviews, evaluates and rates our commercial loans at origination based on their respective risks. Risk classifications range from 1 to 9 or from minimal risk to loss. For more detailed information on risk classifications please see Note 1E in the Notes to the Consolidated Financial Statements. Internal loan review staff, independent of loan and credit administration, formally evaluate risk ratings and classifications. Additionally, the Criticized and Classified Assets Committee, comprised of key executive and senior officers, meets monthly to review, among other things, criticized asset trends, and to review pertinent information about classified assets with our lending officers. If necessary, loans that fall into criticized categories are further evaluated for impairment as called for in Statement of Financial Accounting Standards (FASB) No. 114, “Accounting by Creditors for Impairment of a Loan.” The credit administration staff validates all impairment testing and reserve allocations for all impaired loans each quarter. Reserves associated with these loans are based on a thorough analysis of the most probable sources of repayment, which is normally the liquidation of collateral, but could also include discounted future cash flows.
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
      The reserve percentage assigned to each risk-rating category within each pool is determined quarterly from historical loan loss rates based on an eight quarter rolling trend using migration analysis. In addition, we use our judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates and business activity. Allocations for the allowance for loan losses are determined after the review described above.
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

      We provide for probable loan losses by a charge to current income to maintain the allowance for loan losses at an adequate level according to our documented allowance adequacy methodology. For additional information on the allowance for loan losses see “Results of Operations — Provision for Loan Losses.”
      The following table provides information regarding loans charged off, loan recoveries, the provision for loan losses and the allowance for loan losses for the five-year period ended December 31, 2005.
ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,

	2005	2004	2003	2002	2001

(in thousands)
Allowance balance, beginning of year	$20,116	$17,295	$16,821	$13,542	$10,934
Charge offs:
Commercial real estate	—	—	(1,853)	(78)	(696)
Commercial and industrial	(7,484)	(6,556)	(6,592)	(719)	(591)
Residential	(174)	(254)	(251)	(168)	—
Consumer	(513)	(229)	(293)	(223)	(412)

Total charge offs	(8,171)	(7,039)	(8,989)	(1,188)	(1,699)

Recoveries:
Commercial real estate	—	—	—	1	—
Commercial and industrial	18	156	6	11	31
Residential	43	30	—	—	—
Consumer	167	49	97	80	351

Total recoveries	228	235	103	92	382

Net charge offs	(7,943)	(6,804)	(8,886)	(1,096)	(1,317)
Provision charged to operations	10,530	9,625	9,360	4,375	3,925

Allowance balance, end of year	$22,703	$20,116	$17,295	$16,821	$13,542

Loans, end of year	$1,972,840	$1,782,592	$1,443,355	$1,195,143	$1,007,973
Average loans outstanding	$1,880,166	$1,626,477	$1,323,243	$1,085,306	$891,957
Allowance for loan losses to total loans	1.15%	1.13%	1.20%	1.41%	1.34%
Net charge offs to average loans outstanding	0.42	0.42	0.67	0.10	0.15
Nonperforming loans to total loans	0.94	0.56	0.74	0.52	0.51
Nonperforming assets to total assets	0.63	0.36	0.44	0.33	0.38
Nonperforming assets to total loans and other real estate owned	0.94	0.56	0.74	0.61	0.74
Allowance for loan losses to nonperforming assets	121.97	201.00	162.55	229.73	181.67
Allowance for loan losses to nonperforming loans	121.97%	201.00%	162.55%	268.11%	264.23%

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
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,

	2005			2004			2003

			Percent of			Percent of			Percent of
	Reserve	Percent of	Loans to	Reserve	Percent of	Loans to	Reserve	Percent of	Loans to
	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans	Amount	Allowance	Total Loans

(in thousands)
Commercial real estate	$9,028	39.8%	55.7%	$10,312	51.3%	56.2%	$7,225	41.8%	53.3%
Commercial and industrial	11,921	52.5	26.8	8,575	42.6	26.4	8,611	49.7	26.9
Residential	1,177	5.2	10.6	611	3.0	10.2	719	4.2	12.5
Consumer	577	2.5	6.9	618	3.1	7.2	740	4.3	7.3

Total	$22,703	100.0%	100.0%	$20,116	100.0%	100.0%	$17,295	100.0%	100.0%

	December 31,

	2002			2001

			Percent of			Percent of
			Loans to			Loans to
	Reserve	Percent of	Total	Reserve	Percent of	Total
	Amount	Allowance	Loans	Amount	Allowance	Loans

(in thousands)
Commercial real estate	$8,189	48.7%	50.8%	$6,843	50.5%	49.5%
Commercial and industrial	6,886	40.9	28.3	4,974	36.7	28.0
Residential	1,063	6.3	12.6	1,106	8.2	14.1
Consumer	683	4.1	8.3	619	4.6	8.4

Total	$16,821	100.0%	100.0%	$13,542	100.0%	100.0%

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
      The following tables present the amortized cost and estimated market values of our securities portfolios at December 31, 2005, 2004 and 2003:
SECURITIES AVAILABLE FOR SALE

	December 31,

	2005		2004		2003

		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

(in thousands)
U.S. Treasury obligations	$4,030	$3,882	$2,016	$1,938	$2,018	$1,922
U.S. government-sponsored agencies	272,350	266,253	236,846	235,441	140,995	139,976
Mortgage-backed securities
Issued by FNMA/FHLMC	412,429	402,333	470,993	470,787	518,875	517,281
Issued by GNMA	11,486	11,293	20,339	20,597	62,656	63,212
Corporate obligations	18,557	19,161	31,723	33,111	35,071	35,765
Federal Reserve Bank stock	3,851	3,851	3,551	3,551	3,551	3,551
Federal Home Loan Bank stock	34,895	34,895	37,100	37,100	36,300	36,300

Total	$757,598	$741,668	$802,568	$802,525	$799,466	$798,007

INVESTMENT SECURITIES

	December 31,

	2005		2004		2003

		Estimated		Estimated		Estimated
	Amortized	Market	Amortized	Market	Amortized	Market
	Cost	Value	Cost	Value	Cost	Value

(in thousands)
Obligations of state and political subdivisions	$87,339	$88,917	$76,142	$77,785	$65,747	$67,468
Mortgage-backed securities
Issued by FNMA/FHLMC	1,687	1,694	2,115	2,169	2,939	3,008

Total	$89,026	$90,611	$78,257	$79,954	$68,686	$70,476

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
      During 2005, based on the repricing characteristics of our loan portfolio and our overall interest rate risk position, we maintained a modestly longer securities portfolio duration. With approximately 48% of YNB’s floating rate commercial loans repricing higher throughout 2005 in an increasing interest rate environment, our balance sheet was well positioned, which resulted in greater interest income. The duration of our securities portfolio at December 31, 2005 was 4.7 years compared to 3.8 years at December 31, 2004. The effect of a longer duration portfolio while longer-term rates remained relatively stable and short term rates increased during 2005 was a higher yielding portfolio with consistent cash flows and protection should interest rates move lower. Additionally, mortgage-backed securities purchased in 2005 were primarily at prices at or below par, mitigating the risk of a lower yield due to premium amortization. The improved yield on the AFS portfolio contributed to the increase in the overall securities yield to 4.74% for 2005 compared to 4.39% for 2004.
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

SECURITY MATURITIES AND AVERAGE WEIGHTED YIELDS
SECURITIES AVAILABLE FOR SALE

	December 31, 2005

	Within	After One	After Five
	One	but within	but within	After Ten
	Year	Five Years	Ten Years	Years	Total

(in thousands)
U.S. Treasury obligations	$—	$—	$3,882	$—	$3,882
U.S. government-sponsored agencies	498	97,580	168,175	—	266,253
Mortgage-backed securities
Issued by FNMA/FHLMC	—	4,639	6,204	391,490	402,333
Issued by GNMA	—	—	—	11,293	11,293
Corporate obligations	1,012	—	2,948	15,201	19,161
Federal Reserve Bank stock	—	—	—	3,851	3,851
Federal Home Loan Bank stock	—	—	—	34,895	34,895

Total	$1,510	$102,219	$181,209	$456,730	$741,668

Weighted average yield, computed on a tax equivalent basis	6.53%	4.03%	4.85%	5.06%	4.87%

INVESTMENT SECURITIES

	December 31, 2005

		After One	After Five
	Within	but within	but within	After
	One	Five	Ten	Ten
	Year	Years	Years	Years	Total

(in thousands)
Obligations of state and political subdivisions	$1,177	$3,221	$12,627	$70,314	$87,339
Mortgage-backed securities
Issued by FNMA/FHLMC	—	182	—	1,505	1,687

Total	$1,177	$3,403	$12,627	$71,819	$89,026

Weighted average yield, computed on a tax equivalent basis	7.06%	7.13%	6.91%	6.76%	6.80%

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
Deposits
      Total deposits reached $1.97 billion at December 31, 2005, an increase of $162.7 million or 9.0% from $1.81 billion for the same time period in 2004. With deposits representing our principal funding source, our focus continued in 2005 to further expand our geographic footprint, strengthen our brand image, introduce new products and services and attract lower cost core deposits, which should enable us to more effectively manage our deposit costs. This retail strategy, we believe, contributes to the increased value of our franchise.
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
      The average balances and average rates of deposits for each of the years 2005, 2004, and 2003 are presented below.
AVERAGE DEPOSIT BALANCES AND RATES

	December 31,

	2005			2004			2003

			% of			% of			% of
	Balance	Rate	Total	Balance	Rate	Total	Balance	Rate	Total

(in thousands)
Non-interest bearing demand deposits	$209,179	—%	11.0%	$185,443	—%	11.0%	$139,332	—%	10.0%
Interest bearing demand deposits	445,492	2.22	23.4	418,772	1.91	24.8	233,210	2.16	16.7
Money market deposits	290,939	1.89	15.3	356,794	1.22	21.1	341,145	1.59	24.4
Savings deposits	248,915	2.17	13.1	104,564	0.55	6.2	87,907	0.76	6.3
Time deposits of $100,000 or more	208,521	3.35	11.0	161,065	2.59	9.6	137,168	2.93	9.8
Other time deposits	497,530	3.30	26.2	460,694	2.66	27.3	457,717	3.17	32.8

Total	$1,900,576	2.32%	100.0%	$1,687,332	1.74%	100.0%	$1,396,479	2.10%	100.0%

      Average total deposits increased $213.2 million or 12.6% to $1.90 billion for 2005 compared to $1.69 billion for 2004. The average interest rate paid on deposits during 2005 increased 58 basis points to 2.32% compared to 1.74% during 2004. The two principal areas of average growth were in savings deposits and time deposits of $100,000 or more.

      Average savings deposits increased $144.4 million during 2005 with the cost of savings deposits increasing to 2.17% from 0.55% in 2004. In the first quarter of 2005, we introduced Simply Better Savings, a competitively priced tiered product. The successful introduction of this product accounted for nearly all of the growth and increased cost of savings deposits experienced in 2005. We have marketed this product extensively during new branch openings, as well as throughout our branch system, with excellent results. In 2005 we opened 4,174 new accounts with balances of $226.7 million at year end. A portion of this growth was from our existing customers who shifted their Simply Better Checking and other deposit balances to obtain the higher rate on Simply Better Savings.
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
      The following table details amounts and maturities for certificates of deposit of $100,000 or more for the years indicated:

	December 31,

	2005	2004

(in thousands)
Maturity Range:
Within three months	$112,754	$53,102
After three months but within six months	35,730	22,833
After six months but within twelve months	57,963	32,866
After twelve months	47,346	58,182

Total	$253,793	$166,983

      The average balance of non-interest bearing demand deposits was $209.2 million, a $23.7 million or 12.8% increase over the average balance for 2004. New and existing business relationships primarily accounted for the increase in interest-free balances in 2005. As we cultivate and further develop new and existing loan relationships, we attract and generally require non-interest bearing deposits from these customers. We believe we can continue to grow these margin enhancing non-interest bearing deposits as we introduce our improved business checking product line and relationship banking philosophy in new markets.
      To supplement our in-market deposit growth, we utilize alternative deposit sources, which are generally more expensive. These sources include Surrogate’s deposits (minor trust accounts), money market balances acquired through an independent third party intermediary (Reserve Funds) and CDs marketed nationally through a computer-based software service. Surrogate’s deposits are acquired through an annual competitive bidding process from various counties in New Jersey. As a result of the 2005 bidding process, at January 3, 2006 we had $96.7 million in Surrogate’s deposits from nine counties in New Jersey. At January 2, 2005, we had $89.7 million in Surrogate’s deposits. Reserve Funds, which are priced at a premium over the Fed funds rate, decreased to $68.3 million at the end of 2005 compared to $73.5 million at the end of 2004. CDs acquired through the computer-based software service declined $63.5 million to $41.3 million in 2005. Management has found that these funding sources have been dependable management tools for liquidity and funding purposes but typically tend to be more costly then in-market deposits. During 2005 we were able to reduce and replace these funding sources, as discussed above, with comparatively less expensive deposits generated through our retail strategy.
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

(in thousands)
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

      The principal use of proceeds for Yardville Capital Trusts II, III, and V were contributed as capital to the Bank to support growth. A portion of the proceeds of Yardville Capital Trust IV were used to retire the subordinated debentures of Yardville Capital Trust in March 2003 with the remainder contributed as capital to the Bank to support growth. The proceeds from Capital Trust VI were used to meet cash flow needs of the holding company, which included contributions of capital to the Bank to support growth. The cost of subordinated debentures increased 91 basis points to 7.57% in 2005 compared to 6.66% in 2004. Floating rate subordinated debentures represented approximately 66% of total subordinated debentures of $62.9 million at December 31, 2005 and accounted for the increase in cost as interest rates increased in 2005.
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

	Payments Due by Period

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

(in thousands)
Contractual Obligations
Time deposits	$589,590	$208,981	$13,018	$—	$811,589
Borrowed funds	41,892	108,782	124,233	443,213	718,120
Subordinated debentures	—	—	—	62,892	62,892
Operating lease obligations	2,639	5,574	5,076	12,389	25,678
Lines and letters of credit	524,939	5,327	—	—	530,266
Other long-term liabilities	3,193	551	5,481	10,522	19,747

Total	$1,162,253	$329,215	$147,808	$529,016	$2,168,292

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

RATE SENSITIVE ASSETS AND LIABILITIES

	December 31, 2005

			More Than	More Than	More Than	More Than
		Six Months	One Year	Two Years	Five Years	Ten Years
	Under	through	through	through	through	and Not
	Six Months	One Year	Two Years	Five Years	Ten Years	Repricing	Total
(in thousands)
Assets
Cash and due from banks	$—	$—	$—	$—	$—	$52,686	$52,686
Federal funds sold and interest bearing deposits	27,208	—	—	—	—	—	27,208
Available for sale securities	30,442	30,399	93,540	319,351	140,066	127,870	741,668
Investment securities	1,752	1,774	1,353	15,682	43,927	24,538	89,026
Loans	870,935	86,741	198,753	578,737	143,569	94,105	1,972,840
Other assets, net	—	—	—	—	—	73,303	73,303

Total Assets	$930,337	$118,914	$293,646	$913,770	$327,562	$372,502	$2,956,731

Liabilities and Stockholders’ Equity
Non-interest bearing demand	$—	$—	$—	$—	$—	$232,269	$232,269
Savings and interest bearing demand	147,517	121,844	28,116	243,377	133,284	—	674,138
Money market	93,991	28,561	—	—	132,169	—	254,721
Certificates of deposit of $100,000 or more	148,484	57,963	41,020	6,326	—	—	253,793
Other time deposits	197,724	187,192	149,537	22,967	376		557,796

Total deposits	587,716	395,560	218,673	272,670	265,829	232,269	1,972,717
Borrowed funds	3,524	22,522	213,543	478,128	172	231	718,120
Subordinated debentures	40,000	—	—	—	—	22,892	62,892
Other liabilities	—	—	—	—	—	25,544	25,544
Stockholders’ equity	—	—	—	—	—	177,458	177,458

Total Liabilities and Stockholders’ Equity	$631,240	$418,082	$432,216	$750,798	$266,001	$458,394	$2,956,731

Gap	299,097	(299,168)	(138,570)	162,972	61,561	(85,892)
Derivative instruments (notional amounts)	(105,000)	105,000	—	—	—	—

Gap after derivative instruments	194,097	(194,168)	(138,570)	162,972	61,561	(85,892)
Cumulative gap	194,097	(71)	(138,641)	24,331	85,892	—
Cumulative gap to total assets	6.6%	0.0%	(4.7)%	0.8%	2.9%	—%

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
      In our base case simulation the composition of the balance sheet is kept static. Volatility is measured from a base case where interest rates are assumed to be flat and is expressed as the percentage change, from the base case, in net interest income over 12- and 24-month periods with a change in interest rates of plus and minus 200 basis points over a 12-month period and continuation of rates at that level for the second year. Our ALCO policy has established that net interest income sensitivity is acceptable if net interest income in the base case scenario is within a -7% change in net interest income in the first twelve months and within -14% change over the two year time frame.
      The following table reflects the estimated change in net interest income from the base case scenario for a one-and two-year period based on our December 31, 2005 balance sheet:

	Percentage
	Change in Net
	Interest Income

Change in Market Interest Rates	2006	2007

+200 basis points	2.0%	(8.1)%
Flat	—	—
-200 basis points	(2.7)%	0.5%

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
      We also measure, through simulation analysis, the impact to net interest income based on our 2006 balance sheet growth projections (Growth Scenario) in addition to rate ramps or rate increases or decreases greater than 2% over 12-and 24-month periods. In our growth scenario we see similar results to net interest income assuming expected changes in balances sheet composition. Due to the assumptions used in preparing our simulation analysis, actual outcomes could differ significantly from the simulation outcomes.
Economic Value at Risk
      We also measure long-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting cash flows from our assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. The sensitivity of EVE to changes in the level of interest rates is a measure of the sensitivity of long-term earnings to changes in interest rates. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists our percentage change in EVE in a plus or minus 200 basis point rate shock at December 31, 2005 and 2004. The policy guideline is -25%.

	Percentage
	Change in
	EVE

Change in Market Interest Rates (Rate Shock)	2005	2004

+200 basis points	(16)	(17)
-200 basis points	(14)	(22)

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
      During 2004 we entered into fair value hedges, which initially had the effect of increasing net interest income and modestly enhancing the net interest margin. More importantly, we were able to competitively price two-year CDs to fund our floating rate commercial loan growth and provide protection against falling interest rates. By entering into $125.0 million in notional value pay floating swaps designated as fair value hedges at inception we were able to more closely match the repricing characteristics of the CDs with the loans, and lock in spreads of approximately 315 basis points for the period of the swaps should rates either rise or fall. We understood that the initial interest benefit realized in 2004 of $498,000 would become negative during 2005 if LIBOR continued to increase. The negative impact to net interest income during 2005 was $412,000 as LIBOR increased throughout the year. The interest rate swaps we entered into in 2004 will begin to mature in May of 2006.
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
      We are eligible to borrow additional funds from the FHLB subject to its stock and collateral requirements, and individual advance proposals based on FHLB credit standards. FHLB advances are collateralized by securities as well as residential and commercial mortgage loans. Subject to collateral requirements, we also maintained lines of credit totaling approximately $300.0 million at December 31, 2005 with the FHLB and three brokerage firms. We also have the ability to borrow at the Federal Reserve discount window. We also maintain unsecured Federal funds lines totaling $79.0 million with six correspondent banks for daily funding needs.
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
      The following table sets forth the Company’s regulatory capital ratios at December 31, 2005, 2004 and 2003:

	December 31,

	2005	2004	2003

Leverage Ratio	8.3%	7.6%	7.8%
Tier 1 risk-based capital ratio	10.8	10.1	11.1
Total risk-based capital ratio	11.8	11.4	12.1

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
      The higher yield on our securities portfolio also contributed to our net interest income and margin improvement. Securities purchased at levels close to par with modestly longer durations resulted in a higher securities yield.
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
      In November 2005, the Financial Accounting Standard’s Board Emerging Issues Task Force (EITF) stated that it would review employer accounting for deferred compensation or postretirement benefit aspects of split-dollar life insurance arrangements at its March 2006 meeting. The Company’s accounting for the Bank owned life insurance could change as a result of actions taken by the EITF. At this time the Company is unable to determine the impact, if any, of any changes in the accounting in this area.

Quarterly Financial Data (Unaudited)

	Three Months Ended

	December 31	September 30	June 30	March 31
(in thousands, except per share data)
2005
Interest income	$45,911	$43,754	$41,569	$39,033
Interest expense	24,177	22,865	20,843	19,169

Net interest income	21,734	20,889	20,726	19,864
Provision for loan losses	4,830	2,100	2,100	1,500
Non-interest income	1,804	2,042	1,927	1,717
Non-interest expense	12,571	12,933	12,240	11,858

Income before income tax expense	6,137	7,898	8,313	8,223
Income tax expense	1,804	2,546	2,677	2,610

Net income	$4,333	$5,352	$5,636	$5,613

Earnings per share — basic	$0.40	$0.50	$0.53	$0.53
Earnings per share — diluted	0.39	0.48	0.51	0.51

2004
Interest income	$37,897	$36,048	$33,701	$32,218
Interest expense	18,411	17,529	16,733	16,472

Net interest income	19,486	18,519	16,968	15,746
Provision for loan losses	2,800	2,400	1,975	2,450
Non-interest income	1,593	2,296	1,716	2,374
Non-interest expense	11,157	10,622	10,583	10,287

Income before income tax expense	7,122	7,793	6,126	5,383
Income tax expense	2,386	2,344	1,664	1,505

Net income	$4,736	$5,449	$4,462	$3,878

Earnings per share — basic	$0.45	$0.52	$0.43	$0.37
Earnings per share — diluted	0.43	0.50	0.41	0.36

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
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
      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment, management believes that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.
      The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on management’s assessment of, and the effectiveness of, our internal control over financial reporting as of December 31, 2005. This report appears on page 62.
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
      We have audited management’s assessment, included on pages 60-61, Item 9A, “Management’s Report on Internal Control Over Financial Reporting,” that Yardville National Bancorp and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Yardville National Bancorp and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, Yardville National Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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

YARDVILLE NATIONAL BANCORP

By:	/s/ Patrick M. Ryan

Patrick M. Ryan
Chief Executive Officer
March 28, 2006
      Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay G. Destribats Jay G. Destribats	Chairman of the Board and Director	March 28, 2006

/s/ Patrick M. Ryan Patrick M. Ryan	Director and Chief Executive Officer	March 28, 2006

/s/ F. Kevin Tylus F. Kevin Tylus	Director, President and Chief Operating Officer	March 28, 2006

/s/ Stephen F. Carman Stephen F. Carman	Vice President, Treasurer, Principal Financial Officer and Principal Accounting Officer	March 28, 2006

/s/ James E. Bartolomei James E. Bartolomei	Director	March 28, 2006

/s/ Elbert G. Basolis, Jr. Elbert G. Basolis, Jr.	Director	March 28, 2006

/s/ Anthony M. Giampetro Anthony M. Giampetro	Director	March 28, 2006

/s/ Gilbert W. Lugossy Gilbert W. Lugossy	Director	March 28, 2006

/s/ Samuel D. Marrazzo Samuel D. Marrazzo	Director	March 28, 2006

/s/ Louis R. Matlack Louis R. Matlack	Director	March 28, 2006

Signature	Title	Date

/s/ George D. Muller George D. Muller	Director	March 28, 2006

/s/ Martin Tuchman Martin Tuchman	Director	March 28, 2006

/s/ Christopher S. Vernon Christopher S. Vernon	Director	March 28, 2006

/s/ Robert L. Workman Robert L. Workman	Director	March 28, 2006

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Condition

	Year Ended December 31,

	2005	2004

(in thousands, except share data)
ASSETS:
Cash and due from banks	$52,686	$32,115
Federal funds sold	10,800	6,769

Cash and Cash Equivalents	63,486	38,884

Interest bearing deposits with banks	16,408	41,297
Securities available for sale	741,668	802,525
Investment securities (market value of $90,611 in 2005 and $79,954 in 2004)	89,026	78,257
Loans	1,972,840	1,782,592
Less: Allowance for loan losses	(22,703)	(20,116)

Loans, net	1,950,137	1,762,476
Bank premises and equipment, net	11,697	10,431
Bank owned life insurance	46,152	44,501
Other assets	38,157	27,546

Total Assets	$2,956,731	$2,805,917

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$232,269	$202,196
Interest bearing	1,740,448	1,607,808

Total Deposits	1,972,717	1,810,004

Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	704,000	742,000
Subordinated debentures	62,892	62,892
Obligation for Employee Stock Ownership Plan (ESOP)	2,250	377
Other	1,870	753

Total Borrowed Funds	781,012	816,022
Other liabilities	25,544	19,733

Total Liabilities	$2,779,273	$2,645,759

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

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,

	2005	2004	2003

(in thousands, except per share amounts)
Interest Income:
Interest and fees on loans	$127,684	$100,506	$85,529
Interest on deposits with banks	1,027	371	121
Interest on securities available for sale	36,983	35,282	32,308
Interest on investment securities:
Taxable	109	137	192
Exempt from Federal income tax	3,734	3,221	2,796
Interest on Federal funds sold	730	347	523

Total Interest Income	170,267	139,864	121,469

Interest Expense:
Interest on savings account deposits	20,757	12,929	10,834
Interest on certificates of deposit of $100,000 or more	6,992	4,165	4,014
Interest on other time deposits	16,432	12,269	14,521
Interest on borrowed funds	38,114	36,071	35,799
Interest on subordinated debentures	4,759	3,711	3,121

Total Interest Expense	87,054	69,145	68,289

Net Interest Income	83,213	70,719	53,180
Less provision for loan losses	10,530	9,625	9,360

Net Interest Income After Provision for Loan Losses	72,683	61,094	43,820

Non-Interest Income:
Service charges on deposit accounts	2,819	3,134	2,388
Securities gains, net	862	1,297	1,513
Income on bank owned life insurance	1,651	1,766	2,036
Other non-interest income	2,158	1,782	2,157

Total Non-Interest Income	7,490	7,979	8,094

Non-Interest Expense:
Salaries and employee benefits	27,654	23,476	21,433
Occupancy expense, net	4,934	4,283	3,934
Equipment expense	3,173	3,123	2,955
Other non-interest expense	13,841	11,767	9,837

Total Non-Interest Expense	49,602	42,649	38,159

Income before income tax expense	30,571	26,424	13,755
Income tax expense	9,637	7,899	3,446

Net Income	$20,934	$18,525	$10,309

Earnings Per Share:
Basic	$1.97	$1.77	$0.99
Diluted	1.89	1.71	0.97

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31, 2005, 2004 and 2003

							Accumulated
							Other
						Unallocated	Comprehensive
	Common	Common		Undivided	Treasury	ESOP	Income
	Shares	Stock	Surplus	Profits	Stock	Shares	(Loss)	Total

(in thousands, except share amounts)
BALANCE, December 31, 2002	10,395,909	$89,297	$2,205	$50,633	$(3,154)	$(400)	$7,358	$145,939
Net income				10,309				10,309
Unrealized loss — securities available for sale, net of tax benefit of $3,772							(7,323)	(7,323)
Less reclassification of realized net gain on sale of securities available for sale, net of tax of $514							(999)	(999)

Total comprehensive income								1,987

Cash dividends paid ($0.46 per share)				(4,790)				(4,790)
ESOP shares acquired						(755)		(755)
ESOP fair value adjustment		221						221
Common stock issued:
Exercise of stock options	40,596	492						492
Dividend reinvestment plan	3,102	69						69
ESOP shares allocated						400		400
Treasury shares acquired	(346)				(6)			(6)

BALANCE, December 31, 2003	10,439,261	$90,079	$2,205	$56,152	$(3,160)	$(755)	$(964)	$143,557
Net income				18,525				18,525
Unrealized gain — securities available for sale, net of tax of $958							1,779	1,779
Less reclassification of realized net gain on sale of securities available for sale, net of tax of $454							(843)	(843)

Total comprehensive income								19,461

Cash dividends paid ($0.46 per share)				(4,817)				(4,817)
ESOP fair value adjustment		163						163
Common stock issued:
Exercise of stock options	54,487	965						965
Dividend reinvestment plan	16,871	451						451
ESOP shares allocated						378		378

BALANCE, December 31, 2004	10,510,619	$91,658	$2,205	$69,860	$(3,160)	$(377)	$(28)	$160,158
Net income				20,934				20,934
Unrealized loss — securities available for sale, net of tax of $5,258							(9,767)	(9,767)
Less reclassification of realized net gain on sale of securities available for sale net of tax of $302							(560)	(560)

Total comprehensive income								10,607

Cash dividends paid ($0.46 per share)				(4,898)				(4,898)
ESOP shares acquired	64,175	2,250				(2,250)		—
ESOP fair value adjustment		307						307
Common stock issued:
Common shares issued	235,401	8,717						8,717
Exercise of stock options and related tax benefit	93,404	1,669						1,669
Option acceleration expense		147						147
Dividend reinvestment plan	11,138	374						374
ESOP shares allocated						377		377

BALANCE, December 31, 2005	10,914,737	$105,122	$2,205	$85,896	$(3,160)	$(2,250)	$(10,355)	$177,458

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,934	$18,525	$10,309
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,530	9,625	9,360
Depreciation	2,558	2,355	2,267
ESOP fair value adjustment	307	163	221
Option acceleration expense	147	—	—
Income tax payable reduction due to stock option exercises	296	152	—
Amortization of deposit intangible	204	204	17
Amortization and accretion on securities	4	1,652	5,307
Gain on sales of securities available for sale	(862)	(1,297)	(1,513)
Gain on sale of bank branch	—	(5)	—
Writedown and loss on sale of other real estate	—	—	236
Increase in other assets	(6,906)	(296)	(7,226)
Increase (decrease) in other liabilities	5,515	1,262	(4,703)

Net Cash Provided by Operating Activities	32,727	32,340	14,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest bearing deposits with banks	24,889	(20,745)	(18,051)
Purchase of securities available for sale	(194,349)	(446,025)	(753,178)
Maturities, calls and paydowns of securities available for sale	142,656	240,415	592,237
Proceeds from sales of securities available for sale	97,513	202,139	168,215
Proceeds from maturities and paydowns of investment securities	2,113	6,297	7,129
Purchase of investment securities	(12,874)	(15,853)	(21,133)
Net increase in loans	(198,191)	(346,041)	(257,992)
Expenditures for bank premises and equipment	(3,174)	(1,125)	(2,366)
Proceeds from sale of bank branch	—	641	—
Proceeds from sale of other real estate	—	—	1,706

Net Cash Used by Investing Activities	(141,417)	(380,297)	(283,433)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, money market, and savings deposits	(8,896)	277,082	247,415
Net increase (decrease) in certificates of deposit	171,609	49,113	(35,892)
Net (decrease) increase in borrowed funds	(35,660)	15,050	(19,631)
Proceeds from issuance of subordinated debentures	—	15,464	25,774
Retirement of subordinated debentures	—	—	(11,856)
Proceeds from issuance of common stock	13,010	1,416	561
(Increase) decrease in unallocated ESOP shares	(1,873)	378	(355)
Treasury shares acquired	—	—	(6)
Dividends paid	(4,898)	(4,817)	(4,790)

Net Cash Provided by Financing Activities	$133,292	$353,686	$201,220

Net increase (decrease) in cash and cash equivalents	$24,602	$5,729	$(67,938)
Cash and cash equivalents as of beginning of year	38,884	33,155	101,093

Cash and Cash Equivalents as of End of Year	$63,486	$38,884	$33,155

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$83,020	$69,266	$70,822
Income taxes	13,854	7,304	10,097

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchase of building with capitalized leases	$650	$—	$—
Transfers from loans to other real estate, net of charge offs	—	—	894

See Accompanying Notes to Consolidated Financial Statements.

Years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
      C. Securities. Securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. The premium or discount adjustments are recognized as adjustments to interest income, on a level yield basis. Securities that may be sold in response to, or in anticipation of, changes in interest rates, liquidity needs or other factors and marketable equity securities are classified as available-for-sale and carried at market value. The unrealized gains and losses on these securities are reported, net of applicable taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. All securities with unrealized losses are evaluated quarterly to determine whether the unrealized losses are other than temporary. If an unrealized loss is determined to be other than temporary, the security is written down to its market value with the loss recognized in the consolidated statements of income. Gains and losses on disposition are included in earnings using the specific identification method. Debt securities that are purchased and held primarily for the purpose of being sold in the near term are classified as trading. Trading securities are carried at market value with realized and unrealized gains and losses reported in non-interest income. There were no trading securities at December 31, 2005 or 2004.

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
      The Company leases certain branch facilities and office space for varying periods under lease agreements. Most of the leases are non-cancellable operating leases with fixed rental payments, expiring over the next 5-20 years and contain renewal provisions. Leases that are determined to be “capital leases” following Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (FAS 13) of U.S. Generally Accepted Accounting Principals, are recognized on the balance sheet at the lower of the present value of the minimum lease payments or the fair market value of the leased property. The asset value is amortized over the initial base lease term. Leases that are determined to be “operating leases” under FAS 13 are not capitalized thus their periodic rental payments with respect to these lease contracts are expensed as incurred. With regard to subsequent leasehold improvements expenditures made on either capitalized or operating leases, they are depreciated over the lower of the existing term/option period or the economic deemed life of the improvement.
      G. Other Real Estate (ORE). ORE comprises real properties acquired through foreclosure or deed in lieu of foreclosure in partial or total satisfaction of loans. The properties are recorded at the lower of cost or fair value less estimated disposal costs at the date acquired. When a property is acquired, the excess of the loan balance over the fair value is charged to the allowance for loan losses. Any subsequent writedowns that may be required to the carrying value of the property are included in other non-interest expense. Gains realized from the sale of other real estate are included in other non-interest income, while losses are included in non-interest expense. There was no ORE at December 31, 2005 or 2004.
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

      I. Stock-Based Compensation. The Company applies Accounting Principles Board (APB) Opinion 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 “Accounting for Stock-Based Compensation,” to stock-based employee compensation. For stock options issued with a graded vesting schedule, compensation expense is recognized on a straight line basis over the vesting period.

	2005	2004	2003

(in thousands)
Net income as reported:	$20,934	$18,525	$10,309
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	1,297	952	687

Pro forma net income	$19,637	$17,573	$9,622

Earnings per share
Basic:
As reported	$1.97	$1.77	$0.99
Pro forma	1.85	1.68	0.93
Diluted:
As reported	$1.89	$1.71	$0.97
Pro forma	1.78	1.62	0.91

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
      Prior to accelerating the vesting of the affected stock options, the Company’s board of directors determined such acceleration was in the best interests of the Company and its shareholders in order to reduce the impact of recording non-cash compensation upon the adoption of Statement of Financial Accounting Standards No. 123R “Share-based Payment” (SFAS 123R). This standard will require all share-based awards to employees, including grants of stock options, to be recognized as compensation expense in the Company’s financial statements over the vesting period of each award based on the award’s fair value at the date of grant. Options covering 93,740 shares of the Company’s common stock, or less than one percent of the current shares outstanding, are affected by the acceleration. The weighted average exercise price of the accelerated stock options was $24.24 and based on the closing price of the Company’s common stock on the date of acceleration ($34.65), all of the accelerated stock options would have economic value to the holders. The Company estimates that, as a result of the acceleration, pre-tax compensation expense related to the options of approximately $252,000, $215,000, $151,000 $97,000 and $32,000, which otherwise would have been recognized in the Company’s consolidated statements of income for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively, will not be recognized.
      The Company recorded an expense of $147,000 in salaries and employee benefits expense related to the accelerated vesting of these options.
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

3.	SECURITIES
      The amortized cost and estimated market value of securities available for sale are as follows:

	December 31,

	2005				2004

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

(in thousands)
U.S. Treasury obligations	$4,030	$—	$(148)	$3,882	$2,016	$—	$(78)	$1,938
U.S. government-sponsored agencies	272,350	—	(6,097)	266,253	236,846	309	(1,714)	235,441
Mortgage-backed securities
Issued by FNMA/ FHLMC	412,429	107	(10,203)	402,333	470,993	4,002	(4,208)	470,787
Issued by GNMA	11,486	—	(193)	11,293	20,339	296	(38)	20,597
Corporate obligations	18,557	656	(52)	19,161	31,723	1,483	(95)	33,111
Federal Reserve Bank stock	3,851	—	—	3,851	3,551	—	—	3,551
Federal Home Loan Bank stock	34,895	—	—	34,895	37,100	—	—	37,100

Total	$757,598	$763	$(16,693)	$741,668	$802,568	$6,090	$(6,133)	$802,525

      The amortized cost and estimated market value of investment securities are as follows:

	December 31,

	2005				2004

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value

(in thousands)
Obligations of state and political subdivisions	$87,339	$1,973	$(395)	$88,917	$76,142	$1,977	$(334)	$77,785
Mortgage-backed securities
Issued by FNMA/FHLMC	1,687	14	(7)	1,694	2,115	56	(2)	2,169

Total	$89,026	$1,987	$(402)	$90,611	$78,257	$2,033	$(336)	$79,954

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
SECURITIES AVAILABLE FOR SALE

		Estimated
	Amortized	Market
	Cost	Value

(in thousands)
Due in 1 year or less	$1,498	$1,510
Due after 1 year through 5 years	99,993	97,580
Due after 5 years through 10 years	178,889	175,005
Due after 10 years	53,303	53,947

Subtotal	333,683	328,042
Mortgage-backed securities
Issued by FNMA/ FHLMC	412,429	402,333
Issued by GNMA	11,486	11,293

Total	$757,598	$741,668

INVESTMENT SECURITIES

		Estimated
	Amortized	Market
	Cost	Value

(in thousands)
Due in 1 year or less	$1,177	$1,187
Due after 1 year through 5 years	3,221	3,313
Due after 5 years through 10 years	12,627	13,055
Due after 10 years	70,314	71,362

Subtotal	87,339	88,917
Mortgage-backed securities
Issued by FNMA/FHLMC	1,687	1,694

Total	$89,026	$$90,611

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

      The following tables provide additional information regarding securities with unrealized losses at December 31, 2005.
SECURITIES AVAILABLE FOR SALE

	December 31, 2005

	Less than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(in thousands)
U.S. Treasury Obligations	$1,974	$(41)	$1,908	$(107)	$3,882	$(148)
U.S. government-sponsored agencies	99,080	(1,385)	167,173	(4,712)	266,253	(6,097)
Mortgage-backed securities
Issued by FNMA/FHLMC	243,812	(4,355)	126,504	(5,848)	370,316	(10,203)
Issued by GNMA	5,754	(33)	5,539	(160)	11,293	(193)
Corporate obligations	1,948	(52)	—	—	1,948	(52)

Total	$352,568	$(5,866)	$301,124	$(10,827)	$653,692	$(16,693)

INVESTMENT SECURITIES

	December 31, 2005

	Less Than 12 months		12 months or longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

(in thousands)
Obligations of state and political subdivisions	$15,850	$(259)	$4,306	$(136)	$20,156	$(395)
Mortgage-backed securities
Issued by FNMA/ FHLMC	236	(7)	—	—	236	(7)

Total	$16,086	$(266)	$4,306	$(136)	$20,392	$(402)

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
      At December 31, 2005, our securities portfolios included 124 issues that had unrealized losses of less than twelve months. These issues included one U.S. Treasury issue, 21 issues of U.S. government-sponsored agencies, 67 agency named mortgage-backed securities, including CMOs, and 34 obligations of state and political subdivisions (tax-free municipal bonds), all of which had an investment grade rating at the time of purchase and at year end. The remaining issue was a fixed rate corporate bond issued by a financial institution.
      At December 31, 2005, our securities portfolios included 85 issues that had unrealized losses of 12 months or longer. Twenty-nine of those issues were U.S. government-sponsored agencies, one issue was a U.S. Treasury bond, 44 were issues of agency named mortgage-backed securities, including CMOs, and 11 were tax-free municipal bonds, all of which had an investment grade rating at the time of purchase and at year end. The Company has the intent and ability to hold these securities until the price recovers.

4.	LOANS AND ALLOWANCE FOR LOAN LOSSES
      The following table shows comparative year-end detail of the loan portfolio and includes unamortized deferred fees of $3.1 million and $2.4 million at December 31, 2005 and 2004, respectively:

	December 31,

	2005	2004

(in thousands)
Commercial real estate	$1,099,374	$1,000,658
Commercial and industrial	527,908	471,366
Residential	209,039	182,023
Consumer	136,519	128,545

Total loans	$1,972,840	$1,782,592

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
      The following table summarizes activity with respect to such loans:

	Year Ended
	December 31,

	2005	2004

(in thousands)
Balance as of beginning of year	$54,863	$72,888
Additions	14,136	13,696
Reductions	11,585	31,721

Balance as of end of year	$57,414	$54,863

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

      Changes in the allowance for loan losses are as follows:

	Year Ended December 31,

	2005	2004	2003

(in thousands)
Balance as of beginning of year	$20,116	$17,295	$16,821
Loans charged off	(8,171)	(7,039)	(8,989)
Recoveries of loans charged off	228	235	103

Net charge offs	(7,943)	(6,804)	(8,886)
Provision charged to operations	10,530	9,625	9,360

Balance as of end of year	$22,703	$20,116	$17,295

      The detail of loans charged off is as follows:

	Year Ended December 31,

	2005	2004	2003

(in thousands)
Commercial real estate	$—	$—	$(1,853)
Commercial and industrial	(7,484)	(6,556)	(6,592)
Residential	(174)	(254)	(251)
Consumer	(513)	(229)	(293)

Total	$(8,171)	$(7,039)	$(8,989)

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
      A summary of nonperforming assets follows:

	December 31,

	2005	2004

(in thousands)
Nonaccrual loans:
Commercial real estate	$5,762	$910
Commercial and industrial	9,899	7,867
Residential	1,588	51
Consumer	561	281

Total nonaccrual loans	$17,810	$9,109

Loans past due 90 days or more:
Residential	$799	$791
Consumer	4	108

Total loans past due 90 days or more	803	899

Total nonperforming loans	18,613	10,008

Total nonperforming assets	$18,613	$10,008

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
      The recorded investment in loans receivable for which an impairment has been recognized as of December 31, 2005 and 2004 was $15.7 million and $8.8 million, respectively. The related allowance for loan losses on these loans as of December 31, 2005 and 2004 was $5.8 million and $2.7 million, respectively. At December 31, 2005 and 2004 all impaired loans had a related allowance for loan losses. The average recorded investment in impaired loans during 2005, 2004, and 2003 was $10.1 million, $10.6 million and $6.7 million, respectively. There was no interest income recognized on impaired loans in 2005, 2004, and 2003 while the loans were impaired. There are no commitments to lend additional funds to debtors whose loans are nonperforming.
      Additional income before income taxes amounting to approximately $825,000 in 2005, $600,000 in 2004 and $541,000 in 2003 would have been recognized if interest on all nonaccrual loans had been recorded based upon original contract terms.

5.	BANK PREMISES, EQUIPMENT AND LEASES
      The following table represents comparative information for premises, equipment and leases:

	December 31,

	2005	2004

(in thousands)
Land and improvements	$359	$346
Buildings and improvements	8,784	8,114
Furniture and equipment	16,427	14,393
Leased property under capital leases	650	—
Construction in process	235	312

Total	26,455	23,165
Less accumulated depreciation	14,758	12,734

Bank premises and equipment, net	$11,697	$10,431

      Depreciation expense on bank premises and equipment included in non-interest expense in the consolidated statements of income was $2.6 million, $2.4 million and $2.3 million for 2005, 2004 and 2003, respectively.

      At December 31, 2005, the Company leased various banking offices, its corporate headquarters, its operations center and maintenance center where future minimum rental payments applicable to non-cancellable capital and operating leases are as follows:

	Year Ended
	December 31,

	Capital	Operating
	Leases	Leases

(in thousands)
2006	$78	$2,639
2007	78	2,773
2008	78	2,801
2009	85	2,653
2010	86	2,423

Thereafter	743	12,389

Total minimum lease payments	$1,148	$25,678

Less: amounts representing interest	530

Present value of net minimum lease payments	$618

      Total lease rental expense was $2.6 million, $2.3 million, and $2.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

6.	DEPOSITS
      Total deposits consist of the following:

	December 31,

	2005	2004

(in thousands)
Non-interest bearing demand deposits	$232,269	$202,196
Interest bearing demand deposits	375,630	542,186
Money market deposits	254,721	332,072
Savings deposits	298,508	93,571
Certificates of deposit of $100,000 or more	253,793	166,983
Other time deposits	557,796	472,996

Total	$1,972,717	$1,810,004

      A summary of certificates of deposit by maturity is as follows:

	December 31,

	2005	2004

(in thousands)
Within one year	$589,590	$350,409
One to two years	190,588	187,596
Two to three years	18,393	69,730
Three to four years	7,581	19,722
Four to five years	5,437	12,522

Total	$811,589	$639,979

      In December 2003, the Bank purchased the Lawrence, New Jersey branch of First Savings Bank, a subsidiary of First Sentinel Bancorp. Under the terms of the agreement, the Bank assumed approximately $38.0 million in deposits and purchased the land and building. In March 2004 the Company entered into a sale lease back transaction on the acquired land and building, which resulted in an immaterial gain. The primary purpose of the branch purchase was to continue to expand the Bank’s branch network and increase deposits. The Company recognized a core deposit intangible of approximately $2.0 million. This core deposit intangible is being amortized over a ten-year period using a straight-line methodology. Under SFAS No. 142 “Goodwill and Other Intangible Assets” intangible assets, having finite useful lives, are separately recognized and amortized over their estimated useful lives. Intangible assets with finite useful lives are reviewed for impairment on a periodic basis. Core deposit intangible amortization was $204,000 in each of 2005 and 2004 and $17,000 in 2003. At December 31, 2005 the balance in core deposit intangible, which is included in other assets in the accompanying Consolidated Statements of Condition, was approximately $1.6 million. The estimated annual amortization expense per year for the years of 2006 through 2010 is $204,000.

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

	December 31,

	2005	2004	2003

(in thousands)
Securities sold under agreements to repurchase	$10,000	$10,000	$10,000
FHLB advances	704,000	742,000	726,000
Subordinated debentures	62,892	62,892	47,428
Obligation for ESOP	2,250	377	755
Capitalized lease obligations	618	—	—
Other	1,252	753	1,325

Total	$781,012	$816,022	$785,508

Maximum amount outstanding at any month end	$824,392	$816,022	$785,508
Average interest rate on year-end balance	5.50%	5.15%	4.95%
Average amount outstanding during the year	$802,967	$793,828	$783,272
Average interest rate for the year	5.34%	5.01%	4.97%

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

2005

(in thousands)
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
      Interest expense on borrowed funds is comprised of the following:

	Year Ended December 31,

	2005	2004	2003

(in thousands)
Securities sold under agreements to repurchase	$623	$655	$624
FHLB advances	37,338	35,381	35,138
Subordinated debentures	4,759	3,711	3,121
Obligation for ESOP	25	28	31
Interest on capitalized leases	111	—	—
Other	17	7	6

Total	$42,873	$39,782	$38,920

8.	SUBORDINATED DEBENTURES (COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS)
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

      For the year ended December 31, 2005, the Company’s trust subsidiaries, along with the transaction date, principal amount of subordinated debentures issued, interest rate of subordinated debentures, maturity date of subordinated debentures and commencement date for redemption of subordinated debentures were comprised of the following:

		Principal			Earliest Date
		Amount of	Interest Rate for	Maturity Date of	upon which
		Subordinated	Subordinated	Subordinated	redemptions are
Name of Trust	Transaction Date	Debentures	Debentures	Debentures	Permitted

(in thousands)
Yardville Capital Trust II	June 2000	$15,464	9.50%	June 22, 2030	June 23, 2010

Yardville Capital Trust III	March 2001	6,190	10.18%	June 8, 2031	June 8, 2011

Yardville Capital Trust IV	February 2003	15,464	Floating rate based on three month LIBOR plus 340 basis points	March 1, 2033	March 1, 2008

Yardville Capital Trust V	September 2003	10,310	Floating rate based on three month LIBOR plus 300 basis points	October 8, 2033	October 8, 2008

Yardville Capital Trust VI	June 2004	15,464	Floating rate based on three month LIBOR plus 270 basis points	July 23, 2034	July 23, 2009

Total		$62,892

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

9.	INCOME TAXES
      Income taxes reflected in the consolidated financial statements for 2005, 2004, and 2003 are as follows:

	Year Ended December 31,

	2005	2004	2003

(in thousands)
Federal:
Current	$12,287	$8,629	$3,509
Deferred	(3,049)	(1,208)	(279)
State:
Current	768	622	719
Deferred	(369)	(144)	(503)

Total tax expense	$9,637	$7,899	$3,446

      Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences, which give rise to a significant portion of deferred tax assets and liabilities for 2005 and 2004 are as follows:

	December 31,

	2005	2004

(in thousands)
Deferred tax assets:
Allowance for loan losses	$9,275	$8,217
Writedown of basis of ORE properties	—	207
Nonaccrual loans	76	39
Deferred compensation	3,334	2,543
State tax credits	900	900
Depreciation	853	18
Accumulated other comprehensive loss	5,575	15

Total deferred tax assets	$20,013	$11,939

Deferred tax liabilities:
Deferred income	(847)	(2,601)
Unamortized discount accretion	(463)	(95)
Prepaid expenses	(210)	—
Deferred loan costs	(272)	—

Total deferred tax liability	(1,792)	(2,696)

Net deferred tax assets	$18,221	$9,243

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

      A reconciliation of the tax expense computed by multiplying pre-tax accounting income by the statutory Federal income tax rate of 35% for 2005 and 2004 and 34% for 2003 is as follows:

	Year Ended December 31,

	2005	2004	2003

(in thousands)
Income tax expense at statutory rate	$10,700	$9,248	$4,677
State income taxes, net of Federal benefit	260	310	143
Changes in taxes resulting from:
Tax-exempt interest	(1,284)	(1,082)	(937)
Tax-exempt non-interest income	(578)	(618)	(692)
Non-deductible expenses	249	220	164
Other	290	(179)	91

Total	$9,637	$7,899	$3,446

10.	BENEFIT PLANS
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
      In April 1994, the Board of Directors approved a non-qualified stock option plan for non-employee directors (the 1994 Director Plan). The 1994 Director Plan allowed for the granting of options to purchase 228,820 shares of the Company’s common stock at option prices to be no less than the market value of the stock on the date such options were granted. As of November 1, 2002, options to purchase an aggregate of 125,980 shares of common stock were outstanding under the plan (at exercise prices ranging from $10.94 to $17.20 per share, with vesting over a period of four years and terms of ten years). In addition, an aggregate of 8,248 shares had been acquired upon exercise of vested options by two directors. On three occasions (once in 1998, once in 2000 and once in 2002), the number of shares available for grant of options under this plan was increased by the Board of Directors. Each of these increases was inadvertently implemented without obtaining shareholder approval required under applicable rules of the Nasdaq Stock Market. Upon being advised of this shareholder approval requirement, the Company cancelled the increases in number of shares available under the plan, and the non-employee directors holding options granted without shareholder approval have rescinded and terminated such options. These terminations were completed in November 2002. In addition, the Company and the two directors that had exercised vested options agreed to rescind the exercise by taking back shares that had been acquired upon exercise of such options in exchange for a return of the exercise price (aggregating approximately $124,000) to the applicable holder. These rescissions and exchanges were completed in November 2002. These transactions did not have a material adverse effect on the Company’s financial condition or results of operations. At December 31, 2005, there were no shares available for grant under the 1994 Director Plan.
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
      In June 2005, the stockholders approved an equity incentive plan for employees and directors (the 2005 Plan). The 2005 Plan allows for granting of options, restricted stock awards and other stock-based awards with respect to 500,000 shares of the Company’s common stock. Of the 500,000 shares of the Company’s common stock available in the plan, up to 250,000 may be granted in the form of restricted stock. Option terms are limited to a maximum of 10 years. The vesting terms of options or restricted stock granted under this plan are determined by a committee designated by the Company’s Board of Directors to oversee this plan. No options or restricted stock awards have been made from this plan as of December 31, 2005. At December 31, 2005 there were 500,000 shares available for grant under the 2005 plan.

      The tables below list the activity in the Company’s stock option plans for each of the years in the three-year period ended December 31, 2005:

		Weighted Average
1988 and 1997 Plans	Shares	Exercise Price

Balance, December 31, 2002	872,714	$13.86

Shares:
Granted	107,500	20.00
Exercised	37,596	11.58
Expired	56,540	17.73

Balance, December 31, 2003	886,078	$14.46

Shares:
Granted	47,500	28.51
Exercised	51,487	14.38
Expired	52,120	19.00

Balance, December 31, 2004	829,971	$14.98

Shares:
Granted	48,000	34.37
Exercised	90,404	14.56
Expired	14,584	28.00

Balance, December 31, 2005	772,983	$15.98

Shares exercisable as of December 31, 2005	772,983	$15.98

		Weighted Average
2003 Director Plan	Shares	Exercise Price

Balance, December 31, 2002	—	$—

Shares:
Granted	27,000	18.96
Exercised	3,000	18.96

Balance, December 31, 2003	24,000	$18.96

Shares:
Granted	30,000	24.54
Exercised	3,000	24.54

Balance, December 31, 2004	51,000	$21.91

Shares:
Granted	36,000	34.25
Exercised	3,000	34.23

Balance, December 31, 2005	57,000	$27.31

Shares exercisable as of December 31, 2005	84,000	$27.31

      The table below lists information on stock options outstanding as of December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted Average
	Number of	Remaining	Weighted	Number of Shares	Weighted
	Shares	Contractual Life	Average	Exercisable at	Average
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Period End	Exercise Price

$ 9.50 - $14.05	371,481	4.86	$11.15	371,481	$11.15
$16.35 - $19.78	328,002	3.07	17.57	328,002	17.57
$22.50 - $31.41	91,500	7.07	26.90	91,500	26.90
$33.53 - $35.52	66,000	5.75	34.59	66,000	34.60

	856,983	4.48	$17.09	856,983	$17.09

11.	COMMON STOCK
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
      On November 14, 2002, the Company repurchased 8,248 shares of the Company’s common stock for approximately $124,000 from two directors relating to the termination of the 1994 Director Plan. See Note 10 — Benefit Plans.
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
      On October 15, 2003, the Company filed a registration statement for a new Dividend Reinvestment and Stock Purchase Plan and offered reinvestment of dividends starting with the fourth quarter 2003 dividend. In conjunction with the reinvestment of dividends, the Company issued 11,138, 16,871 and 3,102 shares for the years ended December 31, 2005, 2004 and 2003, respectively.
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
      In November 2005, the ESOP purchased 64,175 shares of common stock for approximately $2,250,000. The ESOP funded the transaction by borrowing $2,250,000 from an unaffiliated financial institution.
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

12.	OTHER NON-INTEREST EXPENSE
      Other non-interest expense included the following:

	Year Ended December 31,

	2005	2004	2003

(in thousands)
Marketing	$2,224	$1,768	$1,661
Outside services and processing	1,773	1,483	819
Audit and examination fees	1,323	1,032	725
Directors and committee fees	1,004	1,355	346
Communication and postage	981	938	844
Stationery and supplies	941	757	908
Attorneys’ fees	662	393	480
Insurance	563	509	408
Amortization of subordinated debentures expense	272	251	169
FDIC insurance premium	259	239	213
Deposit intangible amortization	204	204	17
ORE expense	79	5	194
Other	3,556	2,833	3,053

Total	$13,841	$11,767	$9,837

13.	RELATED PARTY TRANSACTIONS
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
      In March 2006, the Bank signed a ten-year lease with an unlimited number of one-year renewals for its Morrisville branch. The lease had an effective date of November 1, 2005. The property is owned by MYNB, LLC, a limited liability company of which Sidney L. Hofing, a director of the Company and the Bank has an ownership interest. Mr. Hofing resigned from the Board of Directors effective December 31, 2005. Under the terms of the lease, the Bank is obligated to pay approximately $10,800 per month, which includes any common area maintenance expenses.
      In January 2006, the Bank signed a one-year lease effective December 1, 2005 for a temporary location for its Cream Ridge Branch located in Plumsted Township, New Jersey. After the initial term expires the lease will be a month-to-month lease pending relocation to the final site. The current location is a 1,900 square foot space in a strip shopping center. The Bank will occupy this space pending the completion of a full service branch to be located on a pad site adjacent to the shopping center. The shopping center and the pad site are owned by Vernon Holdings 101837 LLC. Christopher S. Vernon, a director of the Company and the Bank, has an ownership interest in Vernon Holdings 101837 LLC. Under the terms of the lease, the Bank is obligated to pay approximately $3,500 per month, which includes any common area maintenance expenses. A new lease will be negotiated for the pad site in the near future.
      In January 2005, the Bank signed a five-year lease with two five-year renewal options for its maintenance department center. This property is owned by Lalor Storage LLC, a limited liability company of which Christopher S. Vernon, a director of the Company and the Bank, is a member. Under the terms of the lease, the Bank is required to pay $4,984 per month, which includes any common area maintenance expenses.
      In April 2005, the Bank signed a fifteen-year lease with two five-year renewal options for its West Windsor Branch. The property is owned by WWM Properties LLC, a limited liability company. Sidney L. Hofing, a director of the Company and the Bank, has an ownership interest in WWM Properties, LLC. Mr. Hofing resigned from the Board of the Company and Bank effective December 31, 2005. Over the initial term of the lease, the Bank is obligated to pay an average of approximately $13,850 per month including any common area maintenance expenses. Lease payments will start when the Branch is completed.
      In October 2004, upon expiration of the initial five-year term and the second five-year renewal term, the Bank renewed its lease for another five-year term for its Trenton branch office, which is owned by The Lalor Urban Renewal Limited Partnership. The Lalor Company, which is the general partner of the limited partnership, is owned by Sidney L. Hofing, a director of the Company and the Bank. Mr. Hofing resigned from the Board of Directors of both the Company and the Bank, effective December 31, 2005. Under the lease, the Bank is obligated to pay approximately $3,100 per month, which includes any common area maintenance expenses.
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

      In October 2001, the Bank signed a fifteen-year lease with three five-year renewal options for its Hunterdon County Regional Headquarters. The property is owned by FYNB LLC, a limited liability company of which Sidney L. Hofing, a director of the Company and the Bank, previously had an ownership interest and several members of Mr. Hofing’s immediate family, including his spouse, continue to have an ownership interest. Mr. Hofing resigned from the Board of Directors of both the Company and the Bank effective December 31, 2005. Under the terms of the lease, the Bank is obligated to pay approximately $21,800 per month, which included any common area maintenance expenses. In March 2006, the Bank signed a new lease for its Hunterdon County Regional Headquarters with FYNB LLC, for a 12-year term with three five-year renewals. The new lease has an effective date of November 1, 2005. The payments terms of the new lease are the same as the prior lease.
      In May 2001, the Bank signed a ten-year lease with three five-year renewal options for its Bordentown, New Jersey branch office. The Bank acquired the property from the bankruptcy estate of a borrower and sold the property to BYN, LLC, a limited liability company of which Sidney L. Hofing, a director of the Company and the Bank, is a member. Mr. Hofing resigned from the Board of Directors of both the Company and the Bank effective December 31, 2005. The purchase price was approximately $537,000. Under the terms of the lease, the Bank is obligated to pay approximately $7,000 per month, which included any common area maintenance expenses.
      In July 2000, the Bank signed a ten-year lease with four five-year renewal options for the Lawrence branch office. The property is owned by Union Properties LLC, a limited liability company of which Sidney L. Hofing, a director of the Company and the Bank, is a member. Mr. Hofing resigned from the Board of Directors of both the Company and the Bank effective December 31, 2005. Under the terms of the lease, the Bank is obligated to pay approximately $8,700 per month, which included any common area maintenance expenses. In March 2006, the Bank signed a new 10-year lease, with an unlimited number of one-year renewals, with Union Properties LLC. The payment terms of the new lease are the same as the prior lease.
      In April 2000, the Bank signed a five-year lease with three five-year renewal options for its branch in Marrazzo’s Thriftway in West Trenton, New Jersey. The property is owned by Serenity Point LLC, a limited liability company of which Mr. Marrazzo, a director of the Company and the Bank, is a member. Mr. Marrazzo also owns and operates Marrazzo’s Thriftway. Under the terms of the lease, which was executed prior to Mr. Marrazzo becoming a member of the Board, the Bank is obligated to pay approximately $2,200 per month, which included any common area maintenance expenses.
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
      The contract amounts of off-balance sheet financial instruments as of December 31, 2005 and 2004 for commitments to extend credit were $500.0 million and $406.8 million, respectively. Letters of credit include standby letters of credit and commercial letters of credit. At December 31, 2005 and 2004, the contract amounts were $30.3 million and $36.2 million, respectively.
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
      The Company and the Bank are subject to risk based capital guidelines administered by Federal banking agencies. The guidelines are designed to make regulatory capital requirements more sensitive to risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with applicable weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk based capital to total risk-weighted assets of 8%, maintain a minimum ratio of Tier 1 capital to total risk-weighted assets of 4% and Tier 1 capital to average total assets of 4%. Capital amounts and classifications are also subject to qualitative judgment by Federal banking agencies concerning components, risk weightings and other factors. Failures to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the consolidated financial statements.
      The following tables presents the Company’s and Bank’s actual capital amounts and ratios:

	Per Regulatory Guidelines

	Actual		Minimum		“Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(amounts in thousands)
As of December 31, 2005:
Company
Total capital (to risk-weighted assets)	$269,898	11.8%	$182,717	8.0%	$228,396	10.0%
Tier 1 capital (to risk-weighted assets)	247,195	10.8	91,358	4.0	137,037	6.0
Tier 1 capital (to average assets)	247,195	8.3	118,916	4.0	148,644	5.0
Bank
Total capital (to risk-weighted assets)	$248,817	10.9%	$181,767	8.0%	$227,208	10.0%
Tier 1 capital (to risk-weighted assets)	226,114	9.9	90,883	4.0	136,325	6.0
Tier 1 capital (to average assets)	226,114	7.6	118,662	4.0	148,327	5.0

	Per Regulatory Guidelines

	Actual		Minimum		“Well Capitalized”

	Amount	Ratio	Amount	Ratio	Amount	Ratio

(amounts in thousands)
As of December 31, 2004:
Company
Total capital (to risk-weighted assets)	$239,480	11.4%	$167,823	8.0%	$209,779	10.0%
Tier 1 capital (to risk-weighted assets)	211,759	10.1	83,912	4.0	125,867	6.0
Tier 1 capital (to average assets)	211,759	7.6	111,146	4.0	138,933	5.0
Bank
Total capital (to risk-weighted assets)	$210,758	10.1%	$167,320	8.0%	$209,150	10.0%
Tier 1 capital (to risk-weighted assets)	190,642	9.1	83,660	4.0	125,490	6.0
Tier 1 capital (to average assets)	190,642	6.7	114,111	4.0	142,639	5.0

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
      In addition, the agreement requires the Bank to achieve and maintain a total risk based capital ratio of at least 10.75%, a Tier 1 risk based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. As a result of an $8.7 million private offering of the Company’s common stock completed in November 2005, of which substantially all of the proceeds were contributed to the Bank, we were in compliance with all required capital ratios at December 31, 2005.
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
      In January 2006, the Company received a supervisory letter from its primary regulator the Federal Reserve Bank of Philadelphia. That letter requires that the Company obtain prior approval before declaring and paying dividends to shareholders. In February 2006, the Federal Reserve Bank of Philadelphia approved the first quarter dividend payment to shareholders.
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
      The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2005

	Carrying	Fair
	Value	Value

(in thousands)
Financial Assets:
Cash and cash equivalents	$63,486	$63,486
Interest bearing deposits	16,408	16,408
Securities available for sale	741,668	741,668
Investment securities	89,026	90,611
Loans, net	1,950,137	1,934,274
Financial Liabilities:
Deposits	1,972,717	1,966,351
Borrowed funds	718,120	737,296
Subordinated debentures	62,892	66,007

	December 31, 2004

	Carrying	Fair
	Value	Value

(in thousands)
Financial Assets:
Cash and cash equivalents	$38,884	$38,884
Interest bearing deposits	41,297	41,297
Securities available for sale	802,525	802,525
Investment securities	78,257	79,954
Loans, net	1,762,476	1,764,803
Financial Liabilities:
Deposits	1,810,004	1,808,962
Borrowed funds	753,130	804,587
Subordinated debentures	62,892	64,763

      The fair value of commitments to extend credit and letters of credit is estimated using the fees currently charged to enter into similar agreements, and as the fair value for these financial instruments was not material, is not included above.
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

17.	PARENT COMPANY INFORMATION
      The condensed financial statements of the parent company only are presented below:

Condensed Statements of Condition

	December 31,

	2005	2004

(in thousands)
Assets:
Cash	$13,633	$14,923
Securities available for sale	5,328	5,328
Investment in subsidiaries	217,366	192,304
Other assets	6,992	11,607

Total Assets	$243,319	$224,162

Liabilities and Stockholders’ Equity:
Other liabilities	$719	$735
Obligation for ESOP	2,250	377
Subordinated debentures	62,892	62,892
Stockholders’ equity	177,458	160,158

Total Liabilities and Stockholders’ Equity	$243,319	$224,162

Condensed Statements of Income

	Year Ended December 31,

	2005	2004	2003

(in thousands)
Operating Income:
Dividends from subsidiary	$9,832	$3,970	$7,575
Interest income	154	113	96
Other income	402	405	431

Total Operating Income	10,388	4,488	8,102

Operating Expense:
Interest expense	4,784	3,738	3,057
Other expense	1,828	1,306	1,320

Total Operating Expense	6,612	5,044	4,377

Income (loss) before taxes and equity in undistributed income of subsidiaries	3,776	(556)	3,725
Federal income tax benefit	(1,917)	(1,439)	(1,289)

Income before equity in undistributed income of subsidiaries	5,693	883	5,014
Equity in undistributed income of subsidiaries	15,241	17,642	5,295

Net Income	$20,934	$18,525	$10,309

Condensed Statements of Cash Flows

	Year Ended December 31,

	2005	2004	2003

(in thousands)
Cash Flows from Operating Activities:
Net Income	$20,934	$18,525	$10,309
Adjustments:
Decrease (increase) in other assets	4,615	(7,881)	(1,931)
Equity in undistributed income of subsidiaries	(15,241)	(17,642)	(5,295)
Increase in other liabilities	440	329	59

Net Cash Provided by (Used in) Operating Activities	10,748	(6,669)	3,142

Cash Flows from Investing Activities:
Purchase of securities available for sale	—	(3,449)	(668)
Investment in subsidiaries	(20,150)	—	(5,600)

Net Cash Used by Investing Activities	(20,150)	(3,449)	(6,268)

Cash Flows from Financing Activities:
Increase (decrease) in obligation for ESOP	1,873	(378)	355
Proceeds from issuance of subordinated debentures	—	15,464	25,744
Retirement of subordinated debentures	—	—	(11,856)
Proceeds from shares issued	11,137	1,794	961
Treasury stock acquired	—	—	(6)
Dividends paid	(4,898)	(4,817)	(4,790)

Net Cash Provided by Financing Activities	8,112	12,063	10,408

Net (decrease) increase in cash	(1,290)	1,945	7,282
Cash as of beginning of year	14,923	12,978	5,696

Cash as of end of year	$13,633	$14,923	$12,978

18.	DERIVATIVE FINANCIAL INSTRUMENTS
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
      The following table details the interest rate swaps and associated hedged liabilities outstanding as of December 31, 2005.

		Notional	Swap Fixed Interest	Swap Variable
Maturity	Hedged Liability	Amounts	Rates	Interest Rates

(dollars in thousands)
Pay Floating Swaps
2006	Time Deposits	$125,000	3.10% - 2.73%	4.31% - 4.42%

      The following table details the interest rate swaps and associated hedged liabilities outstanding as of December 31, 2004.

		Notional	Swap Fixed Interest	Swap Variable
Maturity	Hedged Liability	Amounts	Rates	Interest Rates

(dollars in thousands)
Pay Floating Swaps
2006	Time Deposits	$125,000	3.10% - 2.73%	2.41% - 2.26%

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
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
Short Hills, New Jersey
March 16, 2006

INDEX TO EXHIBITS

Exhibit
Number		Description

3	.1(A)	Restated Certificate of Incorporation of the Company, as corrected by the Certificate of Correction thereto filed on July 6, 1995 and as amended by the Certificate of Amendment thereto filed on March 6, 1998.
3	.2+	Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on June 6, 2003.
3	.3(B)	Amended and Restated By-Laws of the Company
4	.1(C)	Specimen Share of Common Stock
4.2		The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Series A 9.50% Junior Subordinated Deferrable Interest Debentures due June 22, 2030: (J) Amended and Restated Declaration of Trust dated June 23, 2000, among the Registrant, The Bank of New York, as property trustee, and the Administrative Trustees of Yardville Capital Trust II; (J) Indenture dated as of June 23, 2000, between the Registrant and The Bank of New York, as trustee, relating to the Registrant’s Series A 9.50% Junior Subordinated Deferrable Interest Debentures due June 22, 2030; and (iii) Series A Capital Securities Guarantee Agreement dated as of June 23, 2000, between the Registrant and The Bank of New York, as trustee, relating to the Series A Capital Securities of Yardville Capital Trust II.
4.3		The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Series A 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031: (J) Amended and Restated Declaration of Trust dated March 28, 2001, among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust III; (J) Indenture dated as of March 28, 2001, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Series A 10.18% Junior Subordinated Deferrable Interest Debentures due June 8, 2031; and (iii) Series A Capital Securities Guarantee Agreement dated as of March 28, 2001, between the Registrant and Wilmington Trust Company, as trustee, relating to the Series A Capital Securities of Yardville Capital Trust III.
4.4		The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due March 1, 2033: (J) Amended and Restated Declaration of Trust dated February 19, 2003, among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust IV; (J) Indenture dated as of February 19, 2003, between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due March 1, 2033; and (iii) Capital Securities Guarantee Agreement dated as of February 19, 2003, between the Registrant and Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of Yardville Capital Trust IV.
4.5		The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due October 8, 2033: (J) Amended and Restated Declaration of Trust among the Registrant, Wilmington Trust Company, as property trustee, and the Administrative Trustees of Yardville Capital Trust V; (J) Indenture between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due October 8, 2033; and (iii) Capital Securities Guarantee Agreement between the Registrant and Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of Yardville Capital Trust V.

Exhibit
Number		Description

4.6		The Registrant will furnish to the Commission upon request copies of the following documents relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due July 23, 2034: (J) Amended and Restated Declaration of Trust among the Registrant, Wilmington Trust Company] as property trustee, and the Administrative Trustees of Yardville Capital Trust VI; (J) Indenture between the Registrant and Wilmington Trust Company, as trustee, relating to the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due July 23, 2034; and (iii) Capital Securities Guarantee Agreement between the Registrant and Wilmington Trust Company, as trustee, relating to the Floating Rate Capital Securities of Yardville Capital Trust VI.
10	.1(D)	Employment Contract between the Bank and Kathleen O. Blanchard*
10	.2(E)	Employment Agreement among Registrant, the Bank, and Stephen F. Carman*
10	.3(E)	Employment Agreement among Registrant, the Bank, and Jay G. Destribats*
10	.4(D)	Employment Contract between the Bank and Brian K. Gray*
10	.5(D)	Employment Contract between the Bank and Howard N. Hall*
10	.6(E)	Employment Agreement among Registrant, the Bank, and Timothy J. Losch*
10	.7(F)	Employment Contract between the Bank and Daniel J. O’Donnell*
10	.8(G)	Employment Contract between the Bank and Joanne C. O’Donnell*
10	.9(E)	Employment Agreement among Registrant, the Bank, and Patrick M. Ryan*
10	.10(D)	Employment Contract between the Bank and Patrick L. Ryan*
10	.11(D)	Employment Contract between the Bank and John P. Samborski*
10	.12(H)	Employment Agreement among Registrant, the Bank, and F. Kevin Tylus*
10	.13(E)	Employment Agreement among Registrant, the Bank, and Stephen R. Walker*
10	.14(D)	Second, Amended and Restated Supplemental Executive Retirement Plan*
10	.15+	Amendment to the Second Amended and Restated Supplemental Executive Retirement Plan
10	.16(A)	1988 Stock Option Plan*
10	.17(I)	Directors’ Deferred Fee Plan*
10	.18(J)	1997 Stock Option Plan and Form of Stock Option Agreement*
10	.19(K)	Yardville National Bank Employee Stock Ownership Plan, as amended*
10	.20(L)	Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors*
10	.21(H)	Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors — Form of Stock Option Agreement*
10	.22(M)	2005 Equity Incentive Plan*
10	.23(D)	Real property lease between Crestwood Construction, LLC and the Bank dated May 25, 1998
10	.24(N)	Real property lease between the Bank and BYN, LLC for our branch located at 1041 Route 206, Bordentown, New Jersey
10	.25+	Real property lease between the Bank and FYNB, LLC for our branch located in Raritan, New Jersey
10	.26+	Real property lease between the Bank and Union Properties, LLC for our branch located at 1575 Brunswick Avenue, Lawrence, New Jersey
10	.27(N)	Real property lease between the Bank and The Lalor Urban Renewal Limited Partnership for our branch located in the Lalor Plaza in Trenton, New Jersey
10	.28(O)	Real property lease between the Bank and Christopher S. Vernon, Eileen Vernon and Mark Corcoran
10	.29(P)	Real property sublease between the Bank and Samuel Marrazzo and Margaret Marrazzo, predecessors in interest to Serenity Point LLC, for our branch located at 1400 Parkway Avenue, Ewing, New Jersey
10	.30(D)	Real property lease between the Bank and Lalor Storage LLC for our maintenance center

Exhibit
Number		Description

10	.31(G)	Real property lease between the Bank and WWM Properties, LLC for our branch located at Route 571 and Southfield Road, West Windsor, New Jersey
10	.32+	Real property lease between the Bank and MYNB, L.L.C. for the lease of our branch located at 301 West Trenton Avenue, Falls Township, Pennsylvania
10	.33+	Real property lease between the Bank and Vernon Holdings 101837 LLC for the lease of our branch located at 403 Route 539, Cream Ridge, New Jersey
10	.34(D)	Yardville National Bank’s Change in Control Severance Compensation Plan*
10	.35(D)	Consulting Agreement between Registrant and Lawrence Seidman
21	+	List of Subsidiaries of the Registrant
23		Consent of KPMG, LLP
31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Vice President and Treasurer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted by Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Vice President and Treasurer Pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
99	.1(Q)	Agreement by and between the Bank and The Office of the Comptroller of the Currency

(A)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on May 2, 2003

(B)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2006, filed with the SEC on January 31, 2006

(C)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-78050)

(D)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 31, 2005

(E)	Incorporated by reference to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2004, filed with the SEC on December 13, 2004

(F)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 9, 2005

(G)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, filed with the SEC on August 15, 2005

(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the SEC on November 9, 2004

(I)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 15, 2004

(J)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-28193), filed with the SEC on May 30, 1997

(K)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-71741), filed with the SEC on February 4, 1999

(L)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders, filed with the SEC on April 30, 2003

(M)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders, filed with the SEC on May 6, 2005

(N)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 (Registration No. 333-99269), filed with the SEC on September 6, 2002

(O)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the SEC on November 14, 2003

(P)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed with the SEC on May 10, 2004

(Q)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2005, filed with the SEC on September 2, 2005

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.

+	Previously filed.

E-4