Form 10-Q
period 2006-03-31
YARDVILLE NATIONAL BANCORP
filed 2006-05-10
CIK 787849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 4, 2006, the following class and number of shares were outstanding:

Common Stock, no par value	10,979,442
Class	Number of shares outstanding

INDEX

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION	PAGE NO.
Item 1.	Financial Statements (unaudited)

Consolidated Statements of Condition
March 31, 2006 (unaudited) and December 31, 2005	3

Consolidated Statements of Income
Three months ended March 31, 2006 and 2005 (unaudited)	4

Consolidated Statements of Cash Flows
Three months ended March 31, 2006 and 2005 (unaudited)	5

Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	36

Item 1A	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	36

Item 5.	Other Information	36

Item 6.	Exhibits	37

Signatures	38

Index to Exhibits	39

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Condition

	(Unaudited)
	March 31,	December 31,
(in thousands)	2006	2005
Assets:
Cash and due from banks	$38,165	$52,686
Federal funds sold	16,675	10,800
Cash and Cash Equivalents	54,840	63,486
Interest bearing deposits with banks	18,226	16,408
Securities available for sale	722,530	741,668
Investment securities (market value of $92,235 in 2006 and $90,611 in 2005)	92,786	89,026
Loans	1,990,285	1,972,840
Less: Allowance for loan losses	(22,392)	(22,703)
Loans, net	1,967,893	1,950,137
Bank premises and equipment, net	11,436	11,697
Bank owned life insurance	46,573	46,152
Other assets	43,892	38,157
Total Assets	$2,958,176	$2,956,731
Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$210,646	$232,269
Interest bearing	1,762,373	1,740,448
Total Deposits	1,973,019	1,972,717
Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	704,000	704,000
Subordinated debentures	62,892	62,892
Obligation for Employee Stock Ownership Plan (ESOP)	2,109	2,250
Other	695	1,870
Total Borrowed Funds	779,696	781,012
Other liabilities	27,065	25,544
Total Liabilities	$2,779,780	$2,779,273
Stockholders' equity:
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common stock: no par value
Authorized 20,000,000 shares
Issued 11,134,514 shares in 2006 and 11,095,331 shares in 2005	105,937	105,122
Surplus	2,205	2,205
Undivided profits	89,807	85,896
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(2,109)	(2,250)
Accumulated other comprehensive loss	(14,284)	(10,355)
Total Stockholders' Equity	178,396	177,458
Total Liabilities and Stockholders' Equity	$2,958,176	$2,956,731
See Accompanying Notes to Unaudited Consolidated Financial Statements

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Income

(Unaudited)

Three Months Ended
March 31,
(in thousands, except per share amounts)	2006	2005
INTEREST INCOME:
Interest and fees on loans	$35,421	$28,802
Interest on deposits with banks	230	157
Interest on securities available for sale	8,962	9,016
Interest on investment securities:
Taxable	23	26
Exempt from Federal income tax	1,010	885
Interest on Federal funds sold	128	147
Total Interest Income	45,774	39,033
INTEREST EXPENSE:
Interest on savings account deposits	6,147	4,455
Interest on certificates of deposit of $100,000 or more	2,284	1,193
Interest on other time deposits	5,520	3,194
Interest on borrowed funds	9,304	9,220
Interest on subordinated debentures	1,306	1,107
Total Interest Expense	24,561	19,169
Net Interest Income	21,213	19,864
Less provision for loan losses	2,350	1,500
Net Interest Income After Provision for Loan Losses	18,863	18,364
NON-INTEREST INCOME:
Service charges on deposit accounts	659	661
Securities gains, net	--	193
Income on bank owned life insurance	421	443
Other non-interest income	581	420
Total Non-Interest Income	1,661	1,717
NON-INTEREST EXPENSE:
Salaries and employee benefits	7,651	6,829
Occupancy expense, net	1,427	1,189
Equipment expense	796	776
Other non-interest expense	3,504	3,064
Total Non-Interest Expense	13,378	11,858
Income before income tax expense	7,146	8,223
Income tax expense	1,978	2,610
Net Income	$5,168	$5,613
EARNINGS PER SHARE:
Basic	$0.47	$0.53
Diluted	$0.46	$0.51
Weighted average shares outstanding:
Basic	10,884	10,518
Diluted	11,313	10,976
See Accompanying Notes to Unaudited Consolidated Financial Statements

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31,
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,168	$5,613
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,350	1,500
Depreciation	645	585
ESOP fair value adjustment	2	67
Tax benefit related to stock-based compensation	139	--
Amortization of deposit intangible	51	51
(Accretion) and amortization on securities	(44)	66
Gain on sales of securities available for sale	--	(193)
Allocation of ESOP Shares	141	94
Increase in other assets	(1,918)	(3,677)
Increase in other liabilities	1,521	2,327
Net Cash Provided by Operating Activities	8,055	6,433
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest bearing deposits with banks	(1,818)	38,119
Purchase of securities available for sale	(4,925)	(52,208)
Maturities, calls and paydowns of securities available for sale	15,884	33,846
Proceeds from sales of securities available for sale	--	38,609
Purchase of investment securities	(3,816)	(3,582)
Proceeds from maturities and paydowns of investment securities	61	575
Net increase in loans	(20,106)	(46,286)
Expenditures for bank premises and equipment	(384)	(553)
Net Cash (Used in) Provided by Investing Activities	(15,104)	8,520
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market, and savings deposits	27,885	33,884
Net decrease in certificates of deposit	(27,583)	(1,643)
Net decrease in borrowed funds	(1,316)	(20,342)
Proceeds from issuance of common stock	674	325
Dividends paid	(1,257)	(1,209)
Net Cash (Used in) Provided by Financing Activities	(1,597)	11,015
Net (decrease) increase in cash and cash equivalents	(8,646)	25,968
Cash and cash equivalents as of beginning of period	63,486	38,884
Cash and Cash Equivalents as of End of Period	$54,840	$64,852
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$24,037	$18,132
Income taxes	1,021	3,016
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Transfers from loans to other real estate, net of charge offs	$--	$200
See Accompanying Notes to Unauditied Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Notes to (Unaudited) Consolidated Financial Statements

Three Months Ended March 31, 2006

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

The consolidated financial data as of and for the three months ended March 31, 2006 include, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2006.

Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiary, The Yardville National Bank, and the Bank’s wholly owned direct and indirect subsidiaries (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies and Estimates

Note 1 to the Audited Consolidated Financial Statements incorporated in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and income taxes, are critical accounting policies. These policies are deemed critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies and their application are periodically discussed with the Audit Committee.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles under which we are required to maintain an adequate allowance for loan losses. The allowance for loan losses is determined based on our assessment of several factors. Those factors include reviews and evaluations of specific loans, current economic conditions, historical loan loss experience and the level of classified and nonperforming loans. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as losses inherent in our portfolio which are probable but not specifically identifiable.

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

Management believes that the allowance for loan losses is adequate to cover inherent losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey, and due to the factors described previously. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. For additional information on the methodology for determining the allowance for loan losses see “Allowance for Loan Losses” discussed later in this report.

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for estimated future tax consequences, which require judgment of events that have been recognized in our consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact YNB’s consolidated financial statements or results of operations.

2. Earnings Per Share

Weighted average shares for the basic net income per share computation for the three months ended March 31, 2006 and 2005 were 10,884,000 and 10,518,000, respectively. For the diluted net income per share computation, common stock equivalents of 429,000 and 458,000 are included for the three months ended March 31, 2006 and 2005, respectively. There were no common stock equivalents that were antidilutive for the three months ended March 31, 2006, and 6,000 for the three months ended March 31, 2005.

3. Stock-Based Compensation

In the first quarter of 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) (SFAS No. 123 (R), Share-Based Payment,” using the modified-prospective transition method. The Company recognizes compensation expense under SFAS No. 123 (R) using the straight-line method over the requisite service period. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the retirement eligible date. The Company has elected to adopt the alternative transition method provided in the Financial Accounting Standards Board Staff Position No. FAS 123 (R) 3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation under SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of tax effects of employee stock-based compensation awards that are outstanding and fully vested upon the adoption of SFAS No. 123 (R).

The Company has three share-based compensation plans under which incentive and nonqualified stock options and restricted stock may be granted periodically to certain employees and directors. The options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant, vest based on continued service with the Company for a specified period, generally five years with a maximum term of ten years for employees. The plan which grants options to non-employee directors, grants options which vest immediately and typically have five year terms. While the Company has a plan that allows for the granting of restricted stock, no restricted stock has been granted from the plan as of March 31, 2006.

As there were no unvested options outstanding as of January 1, 2006 and no options granted in the first quarter, there was no share-based compensation expense or tax benefit recorded in the first quarter of 2006. In addition, there was no unrecognized compensation costs related to stock options or restricted stock at March 31, 2006.

The Company uses the Black-Scholes option-pricing model to determine the fair value of options at the date of grant. The Black-Scholes, option-pricing model requires several inputs, including the stock price volatility, expected term and dividend rate. Changes in input assumptions can materially affect the fair value estimates.

At March 31, 2006, the Company had 746,574 shares reserved for award under its three plans. The Company expects to satisfy the exercise of stock options and the future grants of restricted stock, if any, by issuing shares of common stock from authorized shares. At March 31, 2006 the Company has 8.7 million shares of authorized but unissued shares.

A summary of the Company’s stock option activity and related information for the three months ended March 31, 2006.

	Number of Options	Weighted Average Exercise Price
Outstanding – January 1, 2006	857,382	$17.09
Granted	--	--
Exercised:	36,275	15.76
Expired	--	--
Outstanding March 31, 2006	821,107	$17.15
Exercisable March 31, 2006	821,107	$17.15

The aggregate intrinsic value of outstanding options shown in the table was $16.1 million based on the Company’s closing stock price of $36.80 at March 31, 2006. The weighted average remaining term of the stock options in the table above was 4.17 years as of March 31, 2006.

Cash received from the exercise of stock options during the three months ended March 31, 2006 and 2005 were $572,000 and $235,000, respectively. The total intrinsic value of stock options exercised was $731,000 and $381,000 for the three months ended March 31, 2006 and 2005.

Prior to the adoption of FAS No. 123 (R) the Company applied APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for stock options in the consolidated financial statements prior to adoption. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

For the three months ended March 31,
(in thousands, except per share amounts)	2005
Net income as reported:	$5,613
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	90
Pro forma net income	$5,523
Earnings per share:
Basic:
As reported	$0.53
Pro forma	0.53
Diluted:
As reported	$0.51
Pro forma	0.50

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three months ended March 31, 2006 and 2005. There were no stock options granted in the three months ended March 31, 2006.

	Three months ended
	March 31,
	2006	2005
Number of options granted	-	16,000
Expected annual dividend rate	-	$0.46
Risk free rate	-	4.20%
Expected average option life (yrs)	-	9.1
Expected volatility	-	34.7%
Fair value of options granted	-	$11.68

4. Comprehensive Income (Loss)

Below is a summary of comprehensive income (loss) for the three months ended March 31, 2006 and 2005.

For the three months ended March 31,
(in thousands)	2006	2005
Net Income	$5,168	$5,613
Other comprehensive loss	(3,929)	(7,053)
Net change in unrealized loss for the period, net of tax
Less reclassification of realized net gain on sale of securities
Available for sale net of taxes		125
Holding loss rising during the period, net of tax and reclassification	(3,929)	(7,178)
Total comprehensive income (loss)	$1,239	$(1,565)

5. Relationships and Transactions with Directors and Officers

Certain directors and officers of the Company and their associates are or have in the past been customers of, and have had transactions with, the Company’s subsidiary, The Yardville National Bank (the “Bank”). All deposit accounts, loans, and commitments comprising such transactions were made in the ordinary course of business of the Bank on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers of the Bank. In the opinion of management of the Company and the Bank, these loans did not involve more than normal risks of collectibility or present other unfavorable features.

The following table summarizes activity with respect to such loans:

(in thousands)	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Balance as of beginning of period	$57,414	$54,863
Additions	1,136	3,929
Reductions	26,307	2,949
Balance as of end of the period	$32,243	$55,843

None of these loans were past due or on nonaccrual status as of March 31, 2006 or March 31, 2005.

In addition, the Company has had, and expects in the future to have, other transactions in the ordinary course of business with a number of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended March 31, 2006.

6. Derivative Financial Instruments

As part of our interest rate risk management process, we periodically enter into interest rate derivative contracts. These derivative interest rate contracts may include interest rate swaps, caps and floors, and are utilized to modify the repricing characteristics of specific assets and liabilities. During the periods presented we only utilized interest rate swaps.

The following table details the interest rate swaps and associated hedged liabilities outstanding as of March 31, 2006 and December 31, 2005:

As of: March 31, 2006

(dollars in thousands) Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates
Pay Floating Swaps
2006	Time deposits	$ 125,000	3.10% - 2.73%	4.85% - 4.72%

As of: December 31, 2005

(dollars in thousands) Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates
Pay Floating Swaps
2006	Time deposits	$ 125,000	3.10% - 2.73%	4.31% - 4.42%

During 2004, the Company issued two-year fixed-rate certificates of deposit to fund loan growth and generate liquidity. In conjunction with the certificate of deposit issuance, the Company entered into $125.0 million in pay floating swaps designated as fair value hedges that were used to convert fixed rate two year final maturity time deposits to variable rates indexed to one month and three month LIBOR, based on common notional amounts and maturity dates. These swap transactions will all mature during 2006. The pay floating swaps changed the repricing characteristics of the certificates of deposit from fixed rate to floating rate. The result is a better match between the repricing characteristics of these certificates of deposit with floating rate commercial loans the Company made in 2004. These transactions increased interest expense by approximately $469,000 in the first three months of 2006 and reduced interest expense by approximately $137,000 for the same period in 2005. Hedge effectiveness is measured quarterly and all hedges were deemed to be effective at March 31, 2006 and December 31, 2005. The amount of hedge ineffectiveness, recorded in non-interest expense in the Consolidated Statements of Income, on these transactions for the three months ended March 31, 2006 was less than $1,000. The fair value of the pay floating swaps outstanding at March 31, 2006 was $1.1 million compared to $1.4 million at December 31, 2005 and was recorded in Other Liabilities in the Consolidated Statements of Condition.

7. Regulatory Matters

On August 31, 2005, the Bank entered into a formal agreement with the Office of Comptroller of the Currency (the “OCC”) regarding the conduct of certain of its operations, maintaining specified capital levels, obtaining prior approvals of dividend payments, and addressing other concerns identified in the OCC’s Report of Examination for the examination that commenced on January 3, 2005. The agreement encompasses activities initiated earlier in 2005 by the Bank to strengthen its board and management supervision and internal audit and credit risk processes, including problem loan management. The Board of Directors formed a Compliance Committee to oversee all aspects of compliance with the provisions of the agreement.

In addition, the agreement requires the Bank to achieve and maintain a total risk based capital ratio of at least 10.75%, a Tier 1 risk based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. As a result of an $8.7 million private offering of the Company’s common stock completed in November 2005, of which substantially all of the proceeds were contributed to the Bank, we were in compliance with all required capital ratios at December 31, 2005 and March 31, 2006. In the first quarter, the OCC approved the payment of a dividend from the Bank to the Holding Company. The Bank has sent a request to pay its second quarter dividend to the OCC, and anticipates approval based on its earnings and compliance with all capital requirements.

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

In January 2006, the Company received a supervisory letter from its primary regulator the Federal Reserve Bank of Philadelphia. That letter requires that the Company obtain prior approval before declaring and paying dividends to shareholders. In February 2006, the Federal Reserve Bank of Philadelphia approved the first quarter dividend payment to shareholders. In the second quarter, the Company has requested the Federal Reserve Bank of Philadelphia for approval of its second quarter dividend to shareholders, and we anticipate approval of this request.

In the first quarter, the OCC completed their annual examination of the Bank. While we believe we have made significant progress in achieving the objectives of the agreement, the OCC has not taken any actions regarding the agreement based on the examination results. The agreement will continue until terminated by the OCC and we continue to work closely with the OCC to have the agreement terminated as soon as possible.

Item 2.	Management’s Discussion and Analysis of Financial Condition and

Results of Operations

The purpose of this discussion and analysis is to provide the reader with information pertinent to understanding and assessing Yardville National Bancorp’s results of operations for the first three months of 2006 and the financial condition at March 31, 2006. It should be read in conjunction with the 2005 Annual Report to Stockholders and Form 10-K, as amended, for the fiscal year ended December 31, 2005, as well as the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q. Throughout this report the terms “YNB,” “Company,” “we,” “us,” “our,” and “corporation” refer to Yardville National Bancorp, our wholly owned banking subsidiary, The Yardville National Bank (the “Bank”), and other subsidiaries, as a consolidated entity except where noted.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-Q and other material we file with the Securities and Exchange Commission, referred to as the “SEC,” as well as information included in oral statements or other written statements made or to be made by us, contain statements that are forward-looking. These may include statements that relate to, among other things, profitability, liquidity, adequacy of our allowance for loan losses, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from expected results and, accordingly, from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our current expectations include among other things: the results of our efforts to implement our retail strategy; adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses; interest rate fluctuations and other economic conditions; changes in our loan quality and origination volume; our ability to attract core deposits; continued relationships with major customers; competition in product offerings and product pricing; adverse changes in the economy that could increase credit-related losses and expenses; adverse changes in the market price of our common stock; proxy contests and litigation: compliance with laws, and regulatory requirements, including our agreement with the Office of the Comptroller of the Currency, and compliance with Nasdaq standards; and other risks and uncertainties detailed from time to time in our filings with the SEC. Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on the forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Results of Operations

2006 Overview

Yardville National Bancorp is a $2.96 billion registered bank holding company headquartered in Hamilton, New Jersey. We provide a broad range of lending, deposit, and other financial products and services. Our strength and emphasis is reflected in our origination of commercial real estate and commercial and industrial loans to small to mid-sized businesses. Headquartered in Mercer County since 1925, YNB offers relationship-based community banking to customers throughout New Jersey and Eastern Pennsylvania. Our commitment is to provide quality products and exceptional service to our customers, while building long-term, sustainable shareholder value by expanding and extending the YNB franchise into demographically attractive markets. Located in the dynamic central New Jersey business corridor connecting New York City and Philadelphia, we operate 28 full-service branches through our wholly-owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex, Burlington and Ocean Counties in New Jersey, and Bucks County, Pennsylvania.

We generate substantially all of our income from our loan and securities portfolios. Our earning asset base is primarily funded through deposits and, to a lesser degree, borrowed funds. Increasing net interest income is critical to reaching our financial goals. To accomplish our goals, we must effectively manage our cost of funds and expand our loan portfolio. We rely on our branch network to provide desired lower cost deposits to fund our commercial loan opportunities. Our retail strategy is designed to increase the number of branches in our markets, enhance our brand image and introduce our products and services to an expanded geographic area. This strategy, however, requires ongoing investment of resources in people, facilities, marketing and technology. While we continue to see many positive results, we have not yet fully realized all of the benefits of this ongoing strategic initiative.

In the first quarter we opened our Cream Ridge branch, YNB’s first branch in Ocean County, New Jersey. We plan to open several branches in 2006, including two branches in Hunterdon County. In addition, we introduced our Simply Better Money MarketSM product early in 2006. We believe this product will be our primary core deposit funding product for 2006. We believe continuing to grow our commercial loan business, expanding our geographic footprint and attracting lower cost core deposits will provide us the best opportunity to enhance profitability and the value of the YNB franchise.

Net Income

We earned net income of $5.2 million for the three months ended March 31, 2006, a decrease of $445,000 or 7.9% compared to $5.6 million for the same period in 2005. The decrease in net income for the first three months of 2006 compared to the same period in 2005 was primarily the result of increased non-interest expense attributed, in part, to the ongoing execution of our retail strategy, and the higher provision for loan losses, partially offset by an improvement in net interest income and a lower effective tax rate. Diluted earnings per share for the first quarter of 2006 decreased 9.8% to $0.46 compared to $0.51 for the same period in 2005. The decrease in diluted earnings per share resulted from lower net income and an increase in weighted average diluted shares outstanding due to the private common stock offering completed in November 2005.

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

Our net interest income for the first three months of 2006 was $21.2 million, an increase of $1.3 million or 6.8% from the same period in 2005. The most significant factors relating to the improvement for the period were an increase in interest and fees on loans, partially offset by higher interest expense on deposits.

We present our net interest margin on a tax equivalent basis. We believe that this presentation provides comparability of net interest income from both taxable and non-taxable sources and is consistent with industry practice. Although we believe that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP. For the first three months of 2006, our tax equivalent net interest margin was 3.08%, a 7 basis point or 2.3% increase compared to 3.01% for the same period in 2005. The improvement in the net interest margin resulted primarily from a 68 basis point increase in our yield on earning assets, a higher percentage of our earning asset base funded by non-interest bearing deposits and stockholders’ equity, partially offset by a 71 basis point increase in the cost of interest bearing liabilities. Average total non-interest bearing demand deposits contributed to our margin improvement increasing $11.8 million or 5.9% to $210.8 million at March 31, 2006 compared to $199.0 million at March 31, 2005. The higher level of stockholders’ equity for the first quarter of 2006 compared to the same period in 2005 also contributed to the increase in our net interest margin. By emphasizing our strength as a business-focused lender, we achieved commercial loan growth that increased the percentage of higher yielding loans in our earning asset base. The longer duration of our securities portfolio and improved reinvestment rates improved the securities portfolio yield. The continued execution of our retail strategy attracted core deposits, which have a lower cost relative to other sources of funds, to support our loan growth and further contributed to our net interest margin improvement.

In 2004, YNB entered into $125.0 million of two-year pay floating rate swaps to better match the repricing terms of our certificates of deposit with our floating rate loans. While this strategy reduced interest rate risk and lowered the cost of our certificates of deposit in 2004 and through the first six months of 2005, beginning in the third quarter of 2005, higher LIBOR rates resulted in an increase to our certificate of deposit costs. For the first quarter of 2006, our swap positions increased our certificate of deposit costs by 24 basis points and reduced our net interest margin by 7 basis points. In the first quarter of 2005, our swap positions lowered our certificate of deposit costs by 9 basis points and improved our net interest margin by 2 basis points. We believe our swap positions will continue to reduce our net interest margin in the second quarter, but as portions of that position mature in the second quarter, and early in the third quarter, the impact of swaps on our margin should be significantly reduced. All existing swap positions will mature by the end of November 2006.

The following table sets forth an analysis of net interest income by each major category of average interest earning assets and interest bearing liabilities and the related yields and costs for the three months ended March 31, 2006 and 2005. Average yields for each period are derived by dividing annualized income by the average balance of the related assets, and average annualized costs are derived by dividing expense by the average balance of the related liabilities. The yields and costs include fees, costs, premiums and discounts, which are considered adjustments to interest rates.

Financial Summary
Average Balances, Yields and Costs
(Unaudited)

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
			Average			Average
	Average		Yield /	Average		Yield /
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$19,747	$230	4.66%	$25,430	$157	2.47%
Federal funds sold	11,674	128	4.39	24,156	147	2.43
Securities	825,547	9,995	4.84	850,768	9,927	4.67
Loans (1)	1,975,212	35,421	7.17	1,798,947	28,802	6.40
Total interest earning assets	$2,832,180	$45,774	6.46%	$2,699,301	$39,033	5.78%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	$36,033			$30,888
Allowance for loan losses	(23,202)			(20,575)
Premises and equipment, net	11,715			10,433
Other assets	71,078			75,546
Total non-interest earning assets	95,624			96,292
Total assets	$2,927,804			$2,795,593
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$956,632	$6,147	2.57%	$978,068	$4,455	1.82%
Certificates of deposit of $100,000 or more	237,477	2,284	3.85	169,060	1,193	2.82
Other time deposits	553,489	5,520	3.99	469,718	3,194	2.72
Total interest bearing deposits	1,747,598	13,951	3.19	1,616,846	8,842	2.19
Borrowed funds	717,677	9,304	5.19	734,259	9,220	5.02
Subordinated debentures	62,892	1,306	8.31	62,892	1,107	7.04
Total interest bearing liabilities	$2,528,167	$24,561	3.89%	$2,413,997	$19,169	3.18%
NON-INTEREST BEARING LIABILITIES:
Demand deposits	$210,775			$198,985
Other liabilities	9,880			22,807
Stockholders' equity	178,982			159,804
Total non-interest bearing liabilities and
stockholders' equity	$399,637			$381,596
Total liabilities and stockholders' equity	$2,927,804			$2,795,593
Interest rate spread (2)			2.57%			2.60%
Net interest income and margin (3)		$21,213	3.00%		$19,864	2.94%
Net interest income and margin
(tax equivalent basis)(4)		$21,814	3.08%		$20,332	3.01%
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
(4) In order to present pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35% and has the effect of increasing interest income by $601,000 and $468,000 for the three month periods ended March 31, 2006 and 2005, respectively.

On a linked quarter basis our tax equivalent net interest margin decreased 2 basis points to 3.08% for the first quarter of 2006 compared to 3.10% for the fourth quarter of 2005. The primary factor for this decrease was a 17 basis point increase in the cost of interest bearing deposits to 3.19% for the first quarter of 2006 compared to 3.02% for the fourth quarter of 2005. Over this period, the yield on earning assets increased only 7 basis points. There are several trends that could limit our ability to improve our net interest margin in 2006. Slowing commercial loan growth due to competition and other factors, could limit our ability to increase loans or maintain our current loan yield. Also, we have seen a marked increase in competition for deposits. If this trend continues, we could be required to increase our rates on deposits to retain our existing deposit base and attract new depositors. Further the flattening of the yield curve could limit margin improvement. If long-term rates remain relatively stable compared to increasing short-term rates, we expect borrowers to request longer-term fixed rate loans or shift floating rate loans into fixed rate products. Meeting these requests of our loan customers could result in lower yields to us. While there are challenges to improving or maintaining our net interest margin, management continues to take steps regarding pricing of commercial loan assets and deposits with the goal of moving our tax equivalent net interest margin higher.

Interest Income

For the first quarter of 2006, total interest income was $45.8 million, an increase of $6.7 million or 17.3% when compared to $39.0 million for the same period in 2005. Higher interest income was primarily due to an increase in average loans outstanding and higher loan yields for the first quarter of 2006 when compared to the same period in 2005. The yield on earning assets for the first quarter of 2006 was 6.46%, a 68 basis point increase from 5.78% for the same period in 2005.

Interest and fees on loans for the first quarter of 2006 increased $6.6 million or 23.0% to $35.4 million from $28.8 million for the same period in 2005. The increase in interest and fees on loans resulted from an increase of $176.3 million or 9.8% in average loans outstanding, primarily commercial real estate and commercial and industrial loans, and a higher average yield on loans, which increased 77 basis points to 7.17% for the first quarter of 2006 from 6.40% for the same period in 2005. The higher loan yield in 2006 was due, in part, to the higher prime rate of interest, to which many of our loans are indexed, in the first quarter of 2006 compared to the same period in 2005. Of the total loan portfolio, approximately 42% were floating rate loans principally tied to the prime rate of interest as of March 31, 2006. For the first three months of 2006, the average prime rate of interest was 7.44% compared to 5.45% for the same period in 2005. At March 31, 2006, approximately $235 million of our floating rate commercial loans have interest rate caps. Floating rate commercial loans that have reached their caps totaled $214 million. These loans would have the effect of restricting the growth in interest income should the prime rate of interest continue to move higher. With additional short-term interest rate increases anticipated through the second quarter of 2006, we expect commercial loan yields to continue to move higher.

Interest on securities increased $68,000 to $10.0 million for the first quarter of 2006 compared to $9.9 million for the same period in 2005. The primary reason for the increase in interest on securities was a 17 basis point increase in the yield to 4.84% for the first quarter of 2006 compared to 4.67% for the same quarter in 2005. Partially offsetting the improved yield was a $25.2 million decline in average securities over the same period resulting primarily from liquidity needs.

Interest Expense

We continue to execute our retail strategy in 2006 with the ongoing objective of effectively managing our cost of funds by attracting lower cost core deposits through a larger geographic footprint. We believe that the best opportunity to improve our net interest margin continues to reside on the liability side of our balance sheet. Our ability to manage our deposit costs in a rising rate environment is critical to reaching our profitability goals. Total interest expense increased $5.4 million or 28.1% to $24.6 million for the first quarter of 2006, compared to $19.2 million for the same period in 2005. The increase in interest expense resulted from higher average balances and costs of interest bearing deposits, as well as disintermediation within our deposit base, to higher cost deposit alternatives. Average interest bearing deposits were $1.75 billion for the first quarter of 2006 reflecting an increase of $130.8 million or 8.1% when compared to $1.62 billion for the same period in 2005. Average interest bearing liabilities for the first quarter of 2006 were $2.53 billion reflecting an increase of $114.2 million when compared to the $2.41 billion for the same period in 2005. The average rate paid on interest bearing liabilities for the first quarter of 2006 increased 71 basis points to 3.89% from 3.18% for the same period of 2005.

Interest expense on deposits increased $5.1 million or 57.8% to $13.9 million for the first quarter of 2006 compared to $8.8 million for the same period in 2005. Higher interest expense on deposits accounted for 94.8% of the total increase in interest expense for the first quarter of 2006. The increase in interest expense on deposits resulted from a $3.4 million increase in interest expense on certificates of deposits and a $1.7 million increase in interest on savings, money markets and interest bearing demand deposits for the first quarter of 2006 compared to the same period in 2005. This increase was due to both increased average balances on certificates of deposits and higher rates paid on all types of deposits. Average time deposits, including certificates of deposit (CDs) of $100,000 or more, increased $152.2 million to $791.0 million for the first quarter of 2006 compared to $638.8 million for the same period in 2005. As interest rates have increased, we have raised CD rates in response to competitive factors. In addition to the higher average balance of CDs, the rate paid on CDs increased 120 basis points over the same period. This increase resulted primarily from the higher interest rate environment and the increased competition for CDs and, to a lesser extent, our interest rate swap transactions, which increased the cost of CDs 24 basis points.

For the first quarter of 2006, the interest expense on savings, money markets and interest bearing demand deposits increased $1.7 million or 38.0% to $6.1 million compared to $4.4 million for the same period in 2005. The introduction of Simply Better SavingsSM in 2005 and Simply Better Money Market in 2006 were the primary factors in the increased cost of savings, money markets and interest bearing demand deposits for the first quarter of 2006 compared to the same period in 2005. Both products were attractively priced to reflect market rates and to attract new depositors as we opened new branches. In addition, our more interest rate sensitive customers shifted balances to these accounts. Further, we continued to have success attracting new customers to YNB by aggressively marketing both of these products. The average cost of savings, money markets and interest bearing demand deposits for the first quarter of 2006 was 2.57% reflecting an increase of 75 basis points from the 1.82% for the same period in 2005.

Interest expense on borrowed funds increased $84,000 to $9.3 million for the first quarter of 2006 compared to $9.2 million for the same period in 2005. The increase reflects the replacement of primarily floating rate FHLB advances that matured or were called in 2005 with higher cost fixed rate advances. Although these advances contributed to the higher expense, had YNB continued to utilize floating rate advances the cost increase in the first quarter of 2006 would have been greater. Limiting the increase in interest expense on borrowed funds was a $16.6 million decline in the average balance of borrowed funds to $717.7 million for the first quarter of 2006 compared to $734.3 million for the same period in 2005. The cost of borrowed funds increased 17 basis points to 5.19% for the first quarter of 2006 compared to 5.02% for the same period in 2005. Should rates continue to increase, we would anticipate additional calls of FHLB advances. To the extent that any existing FHLB advances are replaced with higher cost advances, our costs of borrowed funds could increase. Part of our strategy to increase our net interest margin is to continue to reduce our reliance on borrowed funds.

The overall cost of subordinated debentures increased 127 basis points to 8.31% for the first quarter of 2006 compared to 7.04% for the same period in 2005. Over the same period, the average balance of subordinated debentures remained unchanged. Of the outstanding subordinated debentures, approximately $21.7 million are fixed rate with an average rate of 9.69%. The remaining $41.2 million are floating rate with an average spread over three month LIBOR of approximately 304 basis points. The increase in the cost of subordinated debentures resulted from the increase in three month LIBOR in the first quarter of 2006 compared to the same period in 2005. Should three month LIBOR continue to increase, the overall cost of our subordinated debentures will continue to rise.

We continue to execute our retail strategy with the goal of attracting additional lower cost core deposit and transaction accounts to improve our net interest margin. To effectively manage our cost of funds as we build our retail network we may use alternative funding sources. We would expect in a gradually increasing interest rate environment to see the costs of CDs continue to rise. We may use interest rate swaps to change the repricing characteristics of certain interest bearing liabilities, particularly CDs or FHLB advances. Significant reliance on higher cost funding sources would limit our ability to continue to effectively manage our cost of funds in the future.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2006 was $2.3 million, an increase of $850,000 from the $1.5 million for the same period in 2005. The increase in the provision for loan losses was primarily due to reserve allocations for certain problem credits and to a lesser extent loan growth. The allowance for loan losses, as a percentage of total loans, was 1.13% at March 31, 2006 compared to 1.15% at December 31, 2005. See “Asset Quality” and “Allowance for loan losses” in this report for additional detail and information.

Non-interest Income

Non-interest income consists of service charges on deposit accounts, net securities gains, income on bank owned life insurance and all other non-interest income. Total non-interest income for the first quarter of 2006 was $1.6 million, a decrease of $56,000 from the $1.7 million reported for the same period in 2005. A key factor accounting for the decrease in non-interest income was the $193,000 in net securities gains in the first quarter of 2005 compared to no gains in the first quarter of 2006. Excluding the net gain on securities, non-interest income would have increased $137,000. While non-interest income has historically not been a significant part of overall revenues at YNB, we believe the actions we are taking to expand our retail and commercial customer bases should result in increased opportunities to expand non-interest income in the future.

Non-interest Expense

In the first quarter of 2006, non-interest expense totaled $13.4 million, an increase of $1.5 million or 12.8%, compared to $11.9 million in the first quarter of 2005. The largest increases in non-interest expense in the first quarter of 2006 compared to the same period in 2005 were in salaries and employee benefits, occupancy expense, FDIC insurance premiums and other expenses. In addition, we incurred approximately $100,000 in costs related to the proxy contest at our 2006 annual meeting of shareholders. We anticipate additional expenses associated with this contest and related litigation in the second quarter of 2006.

Our efficiency ratio, which provides a measure of our operating efficiency, is total non-interest expense as a percentage of the sum of net interest income plus non-interest income. We also measure our efficiency ratio on a tax equivalent basis. Our first quarter 2006 efficiency ratio was 58.49%, compared to 54.95% for the same period in 2005. On a tax equivalent basis, our efficiency ratio for the first quarter of 2006 was 57.15% compared to 53.78% for the same period in 2005. We believe that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Although we believe that this financial measure enhances investors’ understanding of our business and performance, this measure should not be considered an alternative to GAAP. The increase in our efficiency ratio, for the first quarter of 2006 compared to the same quarter in 2005, resulted primarily from two factors. First, non-interest expenses increased, as we continued to execute our retail strategy, meet regulatory requirements, and provide quality products and services to our customers. In addition, the level of net interest income improvement in the first quarter of 2006 was less than anticipated due to slower loan growth and higher deposit costs. As a result, non-interest expenses increased more than net interest income. We believe as loan growth improves, from the first quarter, our second quarter efficiency ratio should stabilize or improve.

The following table presents the components of non-interest expense for the three months ended March 31, 2006 and 2005.

	Three Months Ended March 31,
(in thousands)	2006	2005
Salaries and employee benefits	$7,651	$6,829
Occupancy expense, net	1,427	1,189
Equipment expense	796	776
Marketing	587	560
Outside services and processing	382	389
Communication and postage	293	244
Audit and examination fees	279	226
Stationery and supplies	257	228
FDIC insurance premium	226	66
Directors and committee fees	226	217
Insurance	122	112
Attorney’s fees	121	144
Amortization of subordinated debenture expense	68	68
Deposit intangible amortization	51	51
ORE expense	--	28
Other	892	731
Total	$13,378	$11,858

Salaries and employee benefits, which represents the largest portion of non-interest expense, increased $822,000 or 12.0% to $7.6 million for the first quarter of 2006, compared to $6.8 million for the same period in 2005. The increase in salaries and employee benefits accounted for 54.1% of the total increase in non-interest expense for the first quarter of 2006 compared to the same period in 2005. Full time equivalent employees totaled 398 at March 31, 2006, compared to 406 at December 31, 2005, and 374 at March 31, 2005. Salaries rose $699,000 or 13.8% to $5.8 million for the first quarter of 2006, compared to the same period in 2005. This increase was primarily due to new hires in 2005 and 2006 and merit salary increases. In comparing the two periods, staffing increases resulted from our continued branch expansion, enhanced regulatory compliance and risk management personnel, and additional lending staff. Benefits expense increased $123,000 or 7.0% to $1.9 million for the first quarter of 2006, compared to the same period in 2005. The increase in benefits expense was principally due to higher health benefit costs and payroll taxes associated with the increase in full time employees. Partially offsetting these increases was a decline in the cost associated with our executive deferred compensation plan. With the planned opening of new branches, the impact of prior year hires and the continued staffing requirements of a larger organization, we anticipate that total salaries and employee benefits expense will increase for the remainder of 2006.

Net occupancy expense increased $238,000 or 20.0% to $1.4 million for the first quarter of 2006 from $1.2 million for the same period in 2005. The increase was principally due to costs associated with our branch expansion, including rent, taxes and associated maintenance costs. Occupancy costs are expected to continue to rise in 2006 as we continue to open new branches as part of our retail strategy and operate a larger branch network.

Other non-interest expense increased $440,000 or 14.4% to $3.5 million for the first quarter of 2006, compared to $3.1 million for the same period in 2005. Most of the components of other non-interest expense increased due to the growing infrastructure of YNB. However, two expense categories accounted for 73% of the increase in other non-interest expense for the periods. The first was FDIC insurance premiums, which increased $160,000 or 242.4%, as a result of the agreement with the OCC. We anticipate that when the agreement is lifted our FDIC insurance premiums will decline. In addition, other expenses increased $161,000 or 22.0% for the first quarter of 2006 compared to the same quarter in 2005. Other expense is comprised of a variety of professional fees, expenses associated with the origination and management of loans and other operating expenses. This increase reflects the continued growth of our organization.

Income Tax Expense

We have identified accounting for income taxes as a critical accounting policy. The provision for income taxes, comprised of Federal and state income taxes, was $2.0 million for the first quarter of 2006 compared to $2.6 million for the same period in 2005. The provision for income taxes for the first quarter of 2006 and 2005 were at an effective rate of 27.7% and 31.7%, respectively. The decline in tax expense resulted from a lower effective tax rate and lower pretax income. The lower effective tax rate resulted primarily from the execution of tax strategies to lower state tax expense.

Financial Condition

Assets

Total assets at March 31, 2006 were $2.96 billion, an increase of $1.4 million from year-end 2005. The modest growth in our asset base during the first quarter of 2006 reflected the strong competition for both loans and deposits. During the first quarter, we reduced our securities portfolio to support loan growth and to enhance our short-term liquidity profile. Commercial loan growth, based on approved loans, is expected to show marked improvement during the remainder of 2006. We anticipate that growth to be funded through deposits generated from our branches. To the extent that our loan growth does not increase, we would anticipate limited overall asset growth.

Loans

We emphasize commercial real estate and commercial and industrial loans to individuals and small to mid-sized businesses. We have continued to experience commercial loan demand as a result of the strength of New Jersey’s real estate market, business activity and additional loan opportunities from established relationships. The loan portfolio represents our largest earning asset class and is our primary source of interest income. Total loans increased $17.4 million to $1.99 billion at March 31, 2006, compared to $1.97 billion at December 31, 2005. Two factors influenced our loan growth in the first quarter of 2006. First, we continued to experience significant competition for new and existing commercial loan relationships reflected in aggressive pricing and terms offered by both bank and non-bank competitors. We have generally not been willing to match pricing that does not earn us an acceptable rate of return. Further, we are not willing to compromise underwriting standards to maintain growth rates. Paydowns and payoffs in our construction and development portfolio, which declined $35.3 million or 12.8% in the first quarter, also contributed to the slower loan growth experienced in the first quarter.

The table below sets forth YNB’s loan portfolio composition as of March 31, 2006 and December 31, 2005.

(in thousands)	03/31/06	12/31/05
Commercial real estate
Investor occupied	$610,904	$596,476
Construction and development	241,738	277,075
Owner occupied	239,272	225,823

Commercial and industrial
Lines of credit	404,131	375,737
Term	145,790	150,059
Demand	498	2,112

Residential
1-4 family	178,075	175,503
Multi-family	31,578	33,536

Consumer
Home equity	88,975	90,414
Installment	32,638	32,719
Other	16,686	13,386
Total loans	$1,990,285	$1,972,840

At March 31, 2006 and December 31, 2005 commercial real estate loans and commercial and industrial loans represented 82.5% of total loans. We manage the risk associated with our commercial portfolio, including participations, through strict underwriting policies and procedures, diversification and diligent loan monitoring efforts. Our underwriting standards include requiring independent appraisals, periodic property inspections, analyses of the quality and experience of the organization or developer managing each property, and evaluations of the cash flow capabilities of the borrower to repay the loan. In addition to real estate collateral, the majority of our commercial loans are secured by business assets and most are personally guaranteed by the principals.

Commercial real estate loans decreased $7.5 million in the first quarter of 2006 to $1.09 billion from $1.10 billion at December 31, 2005. The commercial real estate portfolio includes mortgage loans on owner occupied and tenanted investment properties (investor occupied), and construction and development loans. We experienced growth in both investor and owner occupied loans of $14.4 million and $13.4 million, respectively. Offsetting this growth was a $35.3 million decrease in construction and development loans. We believe this decrease was due to normal pay offs of construction financing as projects were completed. Investor and owner occupied commercial mortgages are principally secured by professional office buildings, retail stores, shopping centers and industrial developments generally with maturities of ten years or less. Construction and development loans primarily fund residential and commercial projects, and to a lesser extent, acquisition of land for future development. Residential construction loans include single family, multi-family and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally, construction loans have terms of one to two years, are interest only, and have floating rates of interest indexed to the prime rate.

Commercial and industrial loans consist of lines of credit, term loans and demand loans. Commercial and industrial loans increased $22.5 million or 4.3% to $550.4 million at March 31, 2006 compared to $527.9 million at year-end 2005. The growth was in lines of credit, which increased $28.4 million. Partially offsetting this growth was a $4.3 million decline in term loans and a $1.6 million decline in demand loans. Commercial and industrial loans typically consist of loans to finance equipment, inventory, receivables, and other working capital needs of small to mid-sized businesses.

Residential real estate loans are comprised of 1-4 family and multi-family loans. Residential mortgages consist of first liens on owner occupied 1-4 family residences, while multi-family loans primarily consist of loans secured by apartment complexes. As a participating seller and servicer of Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), we generally underwrite residential real estate loans to conform to standards required by these agencies. Residential real estate loans increased $614,000 to $209.7 million in the first quarter. Generally, existing 1-4 family loans were made in connection with broader banking relationships. At March 31, 2006 residential loans represented 10.5% of our total loans.

Consumer loans increased $1.8 million to $138.3 million at March 31, 2006 compared to $136.5 million at year-end 2005. Consumer loans include fixed and floating rate home equity loans and lines, indirect auto loans, personal loans and other traditional installment loans. Home equity loans and lines represented 64.3% of total consumer loans at March 31, 2006. Like our commercial loan portfolio, the majority of our consumer loan portfolio is secured by collateral. The consumer loan marketplace continues to be very competitive on both rates and terms. Our larger branch network should provide us opportunities to expand our consumer loan portfolio further. However, increasing interest rates on floating rate home equity loans and consumers concerns over their debt levels could limit future growth.

In 2006, we will continue our lending relationship banking model in our markets. We believe quarterly loan growth for the remaining quarters of 2006 should increase from the level of linked quarter loan growth experienced during the first quarter of 2006. We believe our pending expansion in Middlesex County, New Jersey should create additional lending opportunities. We also believe there is an opportunity for additional small business lending throughout our markets. To address this opportunity we are enhancing our capabilities through the introduction of new products and services to small business customers. We believe that this will help us increase both small business loans and deposits. Commercial loan growth will continue to be an important contributor in improving our net interest margin, profitability and franchise value. Increased competition, borrowers’ concerns over the economy, real estate market values and interest rates, among other factors, could adversely affect our loan growth and keep us from maintaining the growth rates we experienced in 2005 and prior periods.

Asset Quality

Commercial lending is one of YNB’s most critical functions. While the most profitable part of our business is commercial lending, the risk and complexity of that business is also the greatest. Through our lending and credit functions we continuously review our loan portfolio for credit risk. Nonperforming assets declined $2.4 million or 12.9% to $16.2 million at March 31, 2006, compared to $18.6 million at December 31, 2005. Nonperforming assets were 0.55% of total assets at March 31, 2006, compared to 0.63% at December 31, 2005. The decrease in nonperforming assets resulted from charge offs and, to a lesser extent, payments on nonaccrual loans, which were partially offset by several smaller new nonaccrual relationships.

The following table sets forth nonperforming assets in our loan portfolio by type at March 31, 2006, December 31, 2005 and March 31, 2005.

(in thousands)	3/31/06	12/31/05	3/31/05
Nonaccrual loans:
Commercial real estate	$5,619	$5,762	$1,397
Commercial and industrial	7,394	9,899	6,752
Residential	2,042	1,588	49
Consumer	451	561	269
Total	15,506	17,810	8,467
Loans 90 days or more past due:
Residential	617	799	480
Consumer	88	4	15
Total	705	803	495
Total nonperforming loans	16,211	18,613	8,962
Total nonperforming assets	$16,211	$18,613	$8,962

Nonperforming loans consist of loans on a nonaccrual basis, loans whose terms have been restructured because of a deterioration in the financial condition of the borrower, and loans which are contractually past due 90 days or more as to interest or principal payments and have not been classified as nonaccrual. Nonperforming assets include nonperforming loans plus other real estate owned. There were no restructured loans or other real estate owned for the periods presented.

Nonaccrual loans totaled $15.5 million or 0.78% of total loans at March 31, 2006, compared to $17.8 million or 0.90% of total loans at December 31, 2005. Approximately $2.3 million in charge offs was the primary reason for the decline in nonaccrual loans. The reduction resulted primarily from a $1.9 million charge off of a portion of an $8.7 million commercial loan relationship (previously disclosed), which became nonperforming in the fourth quarter of 2005. The remaining balance of this loan relationship at March 31, 2006 was approximately $2.5 million. Nonaccrual commercial and industrial loans accounted for 45.6% of our total nonperforming assets at March 31, 2006, compared to 53.2% at December 31, 2005.

Loans 90 days or more past due declined $98,000 or 12.2% to $705,000 at March 31, 2006, compared to $803,000 at year-end 2005. The decline resulted primarily from a decrease in residential loans 90 days or more past due, partially offset by an increase in consumer loans 90 days or more past due.

We believe that the sound credit culture in place and our strong credit risk administration, which includes strict underwriting standards, is expected to result in lower levels of nonperforming assets and an improved credit quality profile in 2006. Factors beyond our control, such as adverse economic and business conditions, could result in higher nonperforming assets levels, which would have a negative impact on our financial performance. Additionally, since the majority of our loans are backed by real estate collateral, if it were necessary to liquidate our real estate collateral during a period of reduced real estate values, earnings would be negatively impacted.

Allowance for Loan Losses

We have identified the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is maintained at a level estimated to absorb probable loan losses inherent in the loan portfolio. YNB’s methodology for evaluating the adequacy of the allowance for loan losses consists of a number of significant elements, which include specific allowances for impaired loans, an allocated allowance for each specific commercial loan pool, and an unallocated allowance to cover inherent loan losses within a given loan pool, which have not been otherwise reviewed or measured on an individual basis. The formal evaluation process for determining the adequacy of the allowance for loan losses takes place quarterly.

As part of our formal process, our commercial lending staff reviews, evaluates and rates all of our commercial loans based on their respective risk at origination and on an ongoing basis over the life of the loan. The risk classifications range from 1 to 9 or from minimal risk to loss. A formal loan review process, independent of loan origination, is in place to evaluate risk ratings and monitor risk classifications. The Internal Loan Review function reports to the Audit Committee of our Board of Directors. The Criticized and Classified Asset Committee, comprised of key executive and senior officers, meets monthly to review among other things, criticized asset trends, and to review pertinent information about classified assets with our lending officers. If necessary, loans that fall into certain criticized categories are evaluated for impairment.

As part of this process, risk is measured by use of a matrix, which is customized to measure the risk of each loan type or pool. The reserve percentage assigned to each risk-rating category within each pool is determined quarterly from historical loan loss rates based on an eight quarter rolling trend using migration analysis. In addition, we use our judgment concerning the anticipated impact on credit quality of economic conditions, real estate values, interest rates and business activity. Allocations for the allowance for loan losses are determined after the review described above. At March 31, 2006, the following risk ratings were used for determining the allowance. Risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as minimal, modest, better than average, average and acceptable. Loans with acceptable risk were reserved at a range of 0.35% to 1.50%. Risk ratings of between 6 and 9 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard, doubtful or loss. Due to the higher level of risk, these loans were reserved at a range of 3.75% to 100%. At March 31, 2006, there were no 9 rated loans. Residential mortgage loans were assigned an individual risk reserve percentage of up to 0.01% due to the strong secured nature of these loans and the low level of losses experienced historically. Consumer loans were assigned reserve percentages of 0.01% for the lowest risk to 4.02% for the highest risk depending on the extent and type of collateral.

Factors used to evaluate the adequacy of the allowance for loan losses include the amount and trends of criticized loans, results of regulatory examinations (as the allowance for loan losses is typically an integral part of the examination process) and economic data associated with our market area. After the conclusion of this evaluation, we present the quarterly review of the allowance for loan losses to the Board of Directors for their approval.

The following table provides information regarding the allowance for loan losses for the three-month periods ended March 31, 2006 and 2005.

Three Months Ended
(in thousands)	3/31/06	3/31/05
Allowance balance, beginning of period	$22,703	$20,116
Charge offs:
Commercial and industrial	(2,564)	(288)
Commercial real estate	(88)	--
Consumer	(59)	(141)
Total charge offs	(2,711)	(429)
Recoveries:
Commercial and industrial	4	4
Consumer	46	35
Total recoveries	50	39
Net charge offs	(2,661)	(390)
Provision charged to operations	2,350	1,500
Allowance balance, end of period	$22,392	$21,226
Allowance for loan losses to total loans	1.13%	1.15%
Nonperforming loans to total loans	0.81	0.94
Net charge offs to average loans	0.54	0.09
Allowance for loan losses to nonperforming loans	138.13%	121.97%

At March 31, 2006, the allowance for loan losses totaled $22.4 million, a decrease of $311,000 compared to $22.7 million at December 31, 2005. The ratio of the allowance for loan losses to total loans was 1.13% at March 31, 2006 compared to 1.15% at year-end 2005. We also measure the adequacy of the allowance for loan losses by the coverage ratio. The coverage ratio is the allowance for loan losses as a percentage of nonperforming loans. At March 31, 2006, this ratio was 138.13% compared to 121.97% at December 31, 2005. The improvement in this ratio is primarily due to the decrease in nonperforming loans in the first quarter of 2006. It is our assessment, based on our judgment and analysis, that the allowance for loan losses was appropriate to the credit risk inherent in the loan portfolio at March 31, 2006.

Loans or portions of loans deemed uncollectible are deducted from the allowance for loan losses, while recoveries of amounts previously charged off, if any, are added to the allowance. Net loan charge offs were $2.7 million for the first quarter of 2006, compared to $390,000 for the same period in 2005. The increase in net charge offs resulted primarily from one large commercial loan charge off previously discussed and the low level of charge offs experienced in the first quarter of 2005. Net charge offs to average loans increased to 0.54% in the first quarter of 2006, compared to 0.09% for the first quarter of 2005. As noted above, the low level of charge offs experienced in the first quarter of 2005, compared to annual net loan charge offs to average loans for 2005 of 0.42%, was a primary reason for this increase.

We recognize that despite our best efforts to manage credit risk, losses will occur. In times of economic slowdown, either within our markets or nationally, the risk inherent in our loan portfolio may increase. Many of our loans are secured by real estate collateral. Any adverse trends in our real estate markets could have a significant negative effect on the quality of our loan portfolio and the level of the allowance for loan losses. In addition to economic conditions and other factors, the timing and amount of loan losses will also be dependent on the specific financial condition of our borrowers. While the allowance for loan losses is maintained at a level believed to be adequate for probable loan losses inherent in the loan portfolio, determination of the allowance for loan losses is inherently subjective, as it requires management’s estimates, all of which are susceptible to significant change. Changes in these estimates could impact the provision charged to expense in future periods.

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. An unallocated allowance is distributed proportionately among each loan category. This unallocated portion of the allowance for loan losses is important to maintain the overall allowance at a level that is adequate to absorb probable credit losses inherent in the total loan portfolio. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

	As of March 31, 2006			As of December 31, 2005
(in thousands)	Reserve Amount	Percent of Allowance	Percent of loans to Total loans	Reserve Amount	Percent of Allowance	Percent of loans to Total loans
Commercial real estate	$8,929	39.9%	54.9%	$9,028	39.8%	55.7%
Commercial and industrial	11,737	52.4	27.7	11,921	52.5	26.8
Residential	1,186	5.3	10.5	1,177	5.2	10.6
Consumer	540	2.4	6.9	577	2.5	6.9
Total	$22,392	100.0%	100.0%	$22,703	100.0%	100.0%

Federal funds sold and interest bearing deposits with banks

We use a number of short-term investment vehicles to invest excess funds. Short-term investment vehicles utilized include Federal funds sold and interest bearing deposits with correspondent banks. We have maintained adequate levels of overnight liquidity to meet potential loan demand and normal deposit fluctuations. At March 31, 2006, Federal funds sold and interest bearing deposits with banks totaled $34.9 million compared to $27.2 million at December 31, 2005. The increase in Federal funds sold and interest bearing deposits in the first quarter of 2006 resulted primarily from cash flows from securities available for sale and a decline in cash and due from bank balances. We anticipate maintaining lower levels of Federal funds sold and interest bearing balances as part of our strategy to increase net interest income, while at the same time maintaining adequate liquidity.

Securities

The securities portfolio is used to manage liquidity, interest rate risk and regulatory capital, and to take advantage of market conditions that create attractive returns on these securities. Our securities are comprised of high credit quality earning assets that provide favorable returns. Securities totaled $815.3 million or 27.6% of total assets at March 31, 2006 compared to $830.7 million at December 31, 2005. Agency named mortgage-backed securities (MBS) represented 48.9% of our total securities at March 31, 2006. Other than Federal Home Loan Bank stock, there are no securities in the name of one issuer exceeding 10% of stockholders’ equity, except for securities issued by United States government-sponsored agencies, including MBS, issued by FNMA and the FHLMC. The securities portfolio has been structured to provide cash flows for the primary purpose of enhancing liquidity and funding for commercial loan growth. The reduction in the securities portfolio in the first quarter of 2006 was due to both an increase in the market depreciation of securities available for sale as well as utilizing cash flows to enhance short-term liquidity.

The following tables present the amortized cost and market value of our securities portfolios at March 31, 2006 and December 31, 2005.

Securities Available For Sale	March 31, 2006		December 31, 2005
(in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury obligations	$4,030	$3,759	$4,030	$3,882
U.S. government –sponsored agencies	272,358	263,275	272,350	266,253
Mortgage-backed securities
Issued by FNMA/FHLMC	402,235	387,303	412,429	402,333
Issued by GNMA	10,444	10,109	11,486	11,293
Corporate obligations	18,560	19,033	18,557	19,161
Federal Reserve Bank Stock	4,156	4,156	3,851	3,851
Federal Home Loan Bank Stock	34,895	34,895	34,895	34,895
Total	$746,678	$722,530	$757,598	$741,668

Investment Securities	March 31, 2006		December 31, 2005
(in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Obligations of state and political
subdivisions	$91,141	$90,604	$87,339	$88,917
Mortgage-backed securities
Issued by FNMA/FHLMC	1,645	1,631	1,687	1,694
Total	$92,786	$92,235	$89,026	$90,611

The securities available for sale (AFS) portfolio decreased $19.1 million to $722.5 million from $741.7 million at December 31, 2005. The AFS portfolio represented 88.6% of total securities at March 31, 2006 and was principally comprised of MBS and agency-callable bonds. Securities are classified as available for sale if they may be sold in response to changes in interest rates, prepayment risk, our tax position, the need to increase regulatory capital ratios, liquidity needs or other factors. AFS securities are reported at market value, with unrealized gains and losses, net of income tax, recognized in stockholders’ equity. The unrealized loss on securities available for sale increased to $14.3 million, net of tax, compared to $10.4 million at December 31, 2005, reflecting the increase in market interest rates in the first quarter of 2006. We anticipate limited opportunities to sell securities at gains based on the current interest rate environment.

Investment securities are classified as held to maturity when YNB has the intent and ability to hold these securities to maturity. Securities held to maturity are carried at amortized cost or book value. These securities totaled $92.8 million at March 31, 2006, compared to $89.0 million at December 31, 2005. The increase in investment securities was primarily due to a $3.8 million increase in the municipal bond portfolio. Municipal bonds increased to $91.1 million at March 31, 2006 from $87.3 million at December 31, 2005. Municipal bonds were purchased to manage our overall effective tax rate, provide protection against falling interest rates and enhance the tax equivalent yield on the portfolio. We expect to continue to purchase additional municipal bonds for these reasons in 2006, subject to liquidity needs.

We evaluate all securities with unrealized losses quarterly to determine whether the loss is other than temporary. At March 31, 2006, management determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses and the performing nature of these securities. We believe that the unrealized losses in the securities portfolios were caused primarily by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on MBS.

Our 2006 investment portfolio strategy, which includes duration targets, will depend on the overall interest rate position of our balance sheet and other asset and liability objectives, including capital requirements and liquidity needs. Should the composition of our floating rate loan portfolio shift to a more fixed rate profile we would consider purchasing securities with shorter-weighted average lives, durations or maturity dates. We continually review and reposition the securities portfolios to adjust for current or anticipated interest rate and yield curve levels. Based on anticipated liquidity needs to fund commercial loans and the relative flatness of the yield curve, we believe there will limited or no portfolio growth in 2006.

Deposits

Deposits represent our principal funding source. Our focus in 2006 continues on expanding our geographic footprint, strengthening our brand image, as well as introducing new products and services to attract lower cost core deposits, which should enable us to more effectively manage our cost of funds. The continued successful execution of our retail strategy, we believe, contributes to increasing the value of our franchise. In the first quarter of 2006, we opened our first branch in Ocean County, New Jersey and introduced our Simply Better Money Market product, which completes our suite of Simply Better deposit products. We believe our Simply Better Money Market will be our primary core deposit funding product in 2006. Bringing our relationship driven brand of banking to new markets and neighborhoods is a critical factor in attracting a lower cost, diversified deposit base to fund our loan growth. In addition to the branch already opened in 2006, we anticipate opening two branches in the second or third quarter of 2006 and could open additional branches in the second half of the year. The generation of in market deposits is preferable to the use of wholesale funding vehicles, such as FHLB advances, and other higher cost funding alternatives.

Total deposits remained relatively unchanged in the first quarter of 2006 at $1.97 billion. Growth in money market balances was offset by declines in all other deposit types. We continued to experience strong competition for all types of deposits during the first quarter of 2006. The continued increase in short term rates resulted in a marked increase in certificate of deposit rates in the first quarter of 2006. Certificates of deposits, however, decreased in the first quarter of 2006 due primarily to the maturity of a 90-day promotional CD offering, partially offset by increases in other CD maturity terms.

With the introduction of our Simply Better Money Market deposit product at an interest rate higher than our Simply Better Savings and Checking products, we have seen our customers shift deposits from these lower yielding accounts to the higher yielding Simply Better Money Market. This shift resulted in a $42.6 million decline in Simply Better Savings which was the primary reason for the decline in savings deposits and a $16.7 million decline in Simply Better Checking which was a significant factor in the decline in interest bearing demand deposits.

The following table provides information concerning YNB’s deposit base at March 31, 2006 and December 31, 2005.

(in thousands)	3/31/06	12/31/05
Non-interest bearing demand deposits	$210,646	$232,269
Interest bearing demand deposits	361,761	375,630
Money market deposits	364,552	254,721
Savings deposits	252,054	298,508
Certificates of deposit of $100,000 or more	231,599	253,793
Other time deposits	552,407	557,796
Total	$1,973,019	$1,972,717

Interest bearing demand deposits decreased $13.9 million or 3.7% to $361.8 million at March 31, 2006 from $375.6 million at year-end 2005. The decline in interest bearing demand deposits is primarily due to the $16.7 million decrease in Simply Better Checking balances. Surrogates’ deposits (i.e., Intermingled Minors Trust Funds) increased $12.6 million from December 31, 2005 to $98.3 million at March 31, 2006 reflecting our successful bidding on these deposits. Approximately $82.5 million of these deposits will be up for competitive bid in December 2006.

Money market balances increased $109.8 million or 43.1% to $364.5 million at March 31, 2006, compared to $254.7 million at December 31, 2005. The primary factor for this increase was the successful introduction of our Simply Better Money Market product. This tiered account pays a competitive rate of interest, and in the first quarter, attracted new customers to the Bank. At March 31, 2006, we had $95.7 million in Simply Better Money Market balances. Supplementing this growth was a $9.7 million increase in money market balances acquired from Reserve Funds, which are priced at a premium over the Federal funds rate. Reserve Funds are money market balances acquired through an independent third party intermediary. At March 31, 2006, funds obtained from Reserve Funds totaled $78.0 million, compared to $68.3 million at December 31, 2005. These funds have been used to support commercial loan growth and improve liquidity. Strategic objectives will determine the continued use of this source of funds in the future.

Savings deposits decreased $46.5 million or 15.6%, to $252.0 million at March 31, 2006, compared to $298.5 million at December 31, 2005. The primary reason for this decline was a $42.6 million decline in Simply Better Savings balances to $183.9 million at March 31, 2006, compared to $226.6 million at December 31, 2005. We believe this shift of funds out of Simply Better Savings into Simply Better Money Market will continue, and will result in the cost of core deposits increasing.

We market our CDs through our branch network, through a computer-based service provided by an independent third party, which enables us to place CDs nationally, and to a much lesser extent, through CD brokers. Brokered CDs totaled only $5.0 million at March 31, 2006. Total time deposits, which include CDs of $100,000 or more and other time deposits, decreased $27.6 million to $784.0 million at March 31, 2006 from $811.6 million at December 31, 2005. The net decrease resulted principally from two factors. First, our retail network had experienced a decrease of $26.3 million primarily due to the maturity of our 90 day CD promotion, and to a lesser extent, the strong competition in the certificate of deposit market. Offsetting this decrease was a modest increase of $1.3 million in CDs obtained through a computer-based service. At March 31, 2006 we had approximately $42.6 million in CDs obtained through this service compared to $41.3 million at December 31, 2005. As interest rates have increased, the cost of CDs obtained through this service have become significantly more expensive then those obtained in our markets. At March 31, 2006 total CDs represented 39.7% of our total deposit base compared to 41.1% at December 31, 2005. We believe that with interest rates moving higher, the popularity of certificates of deposit will continue to increase in the market place and CDs will increase as a percentage of our deposit base. If our loan growth increases from its first quarter level we would anticipate funding that growth with both our Simply Better Money product and certificates of deposits.

Non-interest bearing demand deposits decreased $21.6 million or 9.3% to $210.6 million at March 31, 2006, compared to $232.3 million at December 31, 2005. This decline reflects a decrease in business checking balances in the first quarter of 2006. We believe this decline represented normal changes in balances and does not reflect the loss of business relationships. Increasing non-interest bearing demand balances remains an important part of our strategy to manage our cost of funds.

It is our strategy to fund earning asset growth with deposits. To achieve this goal, we will continue to follow our retail strategy in order to attract lower cost core deposits. We believe this will result in a stable or modestly higher net interest margin and increased levels of net interest income. To realize these benefits we will continue to open new branches in developing markets and introduce new products and services. The continued increase in interest rates in the first quarter of 2006, combined with sharply higher competition for deposits, has limited the improvement in our net interest margin in the first quarter of 2006. In addition, should a greater part of our deposit base be in higher cost time deposits and other higher cost alternative funding sources we would anticipate additional pressures on achieving our net interest income and net interest margin objectives in 2006.

Borrowed Funds

We continue to utilize borrowed funds as a secondary funding source for earning assets as well as for asset and liability management, and liquidity purposes. Borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances. Borrowed funds totaled $ 779.7 million at March 31, 2006, a decrease of $1.3 million from the $781.0 million outstanding at December 31, 2005. The decrease was primarily due to a decline in ESOP and other borrowed funds. With our focus on increasing lower cost core deposits to fund our asset growth, we anticipate that borrowed funds will be a less important source of funding for YNB in the future. At March 31, 2006, borrowed funds, excluding subordinated debentures, declined to 24.2% of total assets. Within approved policy guidelines, we may use borrowed funds as an alternative funding source or to meet desired business, asset and liability, or liquidity objectives.

We had FHLB advances outstanding of $704.0 million at both March 31, 2006 and December 31, 2005. Callable borrowings, primarily FHLB advances, totaled $700.0 million or 89.8% of total borrowed funds at March 31, 2006. Callable borrowings have original terms of five to ten years and are callable after periods ranging from three months to five years. At March 31, 2006, YNB had $589.0 million in callable borrowings with call dates of one year or less. Based on March 31, 2006 interest rate levels, we anticipate there will be $50.0 million in advances called in the next twelve months and an additional $81.0 million in advances called beyond twelve months. Further, as rates have increased, the likelihood of additional advances being called in 2006 and 2007 have also increased. Subject to our liquidity needs, our goal is to retire callable advances as they are called. However, we do not anticipate having adequate liquidity to retire all of the advances which may be called if rates continue to rise. If we do need to replace called advances with new borrowings, we expect those borrowings would either be floating rate or have maturity terms of less than two years. The callable advance portfolio exposes YNB to interest rate risk primarily in a declining interest rate environment. Replacing these advances with either floating or shorter term advances helps to offset this existing risk position. We are also analyzing strategies to change the pricing characteristics of our fixed rate convertible advances using interest rate swaps or floors. We will base our decisions regarding the use of these products on several factors including our view of future interest rates and asset and liability management objectives.

Subordinated Debentures (Trust Preferred Securities)

At March 31, 2006 there were $62.9 million in subordinated debentures outstanding, unchanged from December 31, 2005, which supported payment of $1.9 million in equity securities and $61.0 million in trust preferred securities. All of the $61.0 million in trust-preferred securities qualified as Tier 1 capital at March 31, 2006. Currently the amount of trust-preferred securities qualifying as Tier 1 capital is limited to 25% of all Tier 1 capital.

Regulatory Capital

We are subject to risk-based capital standards under Federal banking regulations. These banking regulations relate a company’s regulatory capital to the risk profile of its total assets and off-balance sheet items, and provide the basis for evaluating capital adequacy. Under these standards, assets and certain off-balance sheet items are assigned to broad risk categories each with applicable weights. Typically, risk based capital standards require both the bank and the holding company to have Tier 1 capital of at least 4%, and total capital (including Tier 1 capital) of at least 8%, of total risk-adjusted assets. Our bank and holding company are also subject to leverage ratio requirements. The leverage ratio measures Tier 1 capital to adjusted quarterly average assets. Typically the minimum ratio requirement is 4%.

Stockholders’ equity at March 31, 2006 totaled $178.4 million, an increase of $938,000 from the $177.5 million at December 31, 2005. The increase in stockholders’ equity for the first quarter of 2006 was primarily due to an increase in undivided profits and common stock, partially offset by an increase in accumulated other comprehensive loss.

A more detailed breakdown of the change in stockholders’ equity is set forth below:

(i)	YNB earned net income of $5.2 million and declared and paid cash dividends of $1.3 million for the quarter of 2006.

(ii)

The net unrealized loss on securities available for sale was $14.3 million at March 31, 2006 compared to a net unrealized loss of $10.4 million at December 31, 2005. The increase in the unrealized loss resulted in a $3.9 million decrease in stockholders’ equity.

(iii)

Proceeds and related tax benefit of $711,000 was received from the exercise of stock options and $102,000 was received in reinvested dividends and optional purchases associated with our Dividend Reinvestment and Stock Purchase Plan. We also recorded a $2,000 increase in stockholders’ equity associated with the fair market value adjustment related to the allocation of shares to employee accounts in our ESOP.

(iv)	Unallocated ESOP shares decreased by $141,000 to $2.1 million at March 31, 2006 from $2.3 million at December 31, 2005.

The table below presents the actual capital amounts and ratios of Yardville National Bancorp (the “Holding Company”) and The Yardville National Bank (the “Bank”) at March 31, 2006 and December 31, 2005. We experienced improvement in the regulatory capital ratios at both the Bank and the Holding Company as capital levels increased, while asset growth remained modest.

	Amount		Ratios
(amounts in thousands)	3/31/06	12/31/05	3/31/06	12/31/05
Risk-based capital:
Tier 1:
Holding Company	$252,114	$247,195	11.0%	10.8%
Bank	229,929	226,114	10.0	9.9
Total:
Holding Company	$274,506	$269,898	11.9%	11.8%
Bank	252,321	248,817	11.0	10.9
Tier 1 leverage:
Holding Company	$252,114	$247,195	8.6%	8.3%
Bank	229,929	226,114	7.9	7.6

Under capital adequacy guidelines, a well capitalized financial institution must maintain a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of 6% and a leverage ratio of at least 5%. While we meet all the ratio requirements to be well capitalized, our agreement with the OCC results in the Bank no longer being considered well capitalized for certain regulatory purposes. This capital category may not, however, constitute an accurate representation of the Bank’s general financial condition or prospects. In addition, under the agreement, the Bank has to achieve and maintain a total risk based capital ratio of at least 10.75%, a Tier 1 risk based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. We were in compliance with all required capital ratios at March 31, 2006. We believe the combination of controlled asset growth and solid financial performance in 2006 should allow us to continue to exceed all applicable minimum capital requirements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risk from December 31, 2005, except as discussed below. For information regarding our market risk, please refer to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

Asset and liability management involves the evaluation, monitoring, and managing of market risk, interest rate risk, liquidity risk and the appropriate use of capital, while maximizing profitability. Our Asset and Liability Committee (ALCO) provides oversight to the asset and liability process. The committee consists of both senior management and members of the Board of Directors. ALCO recommends policy guidelines regarding exposure to interest rates, liquidity and capital limits for approval by the Board of Directors. Adherence to these guidelines is monitored on a monthly basis, and decisions related to the management of interest rate exposure due to changes in balance sheet composition or market interest rates are made when appropriate and agreed to by ALCO and the Board of Directors. One of the primary goals of asset and liability management is to prudently maximize net interest income. The risk to net interest income is derived from the difference in the maturity and repricing characteristics between assets and liabilities.

We manage and control interest rate risk by identifying and quantifying interest rate risk exposures through the use of net interest income simulation analysis and economic value at risk models. Both measures may change periodically as the balance sheet composition and underlying assumptions change. We also use a traditional gap analysis that complements the simulation and economic value at risk modeling. The gap analysis does not assess the relative sensitivity of assets and liabilities to changes in interest rates and also does not fully account for embedded options, caps and floors. The gap analysis is prepared based on the maturity and repricing characteristics of interest earning assets and interest bearing liabilities for selected time periods.

At March 31, 2006, the cumulative one-year gap was a negative $178.3 million or 6.0% of total assets compared to a negative $70,000 or 0.0% of total assets at December 31, 2005. The combination of several factors resulted in our gap position becoming more negative. These factors included an increase in fixed rate loans with maturity dates of over one year, floating rate loans that have reached their caps, an increase in certificates of deposits with remaining terms of one year or less and borrowed funds with in the money calls of one year or less. We believe that allowing the gap position to become negative better positions YNB for stable or declining rates but has increased our exposure to rising rates. While we anticipate that the Federal Reserve will continue to raise interest rates in the second quarter of 2006, we also believe the increasing interest rate cycle is nearing an end, creating increased uncertainty regarding future movement in rates.

Simulation analysis involves dynamically modeling our interest income and interest expense over a specified time period under various interest rate scenarios and balance sheet structures. We use simulation analysis primarily to measure the sensitivity of net interest income over 12- and 24-month time horizons within approved policy guidelines. In our base case or static balance sheet sensitivity scenario, the model estimates the variance in net interest income with a change in interest rates of plus and minus 200 basis points over a 12- and 24-month period. The plus and minus base case scenario is measured within a policy guideline of –7% change in net interest income in the first year and –14% change in the second year. The following table sets forth the estimated change in net interest income from the base case scenario for a 12- and 24-month period based on our March 31, 2006 balance sheet:

Changes in market interest rates	Percentage Change in Net Interest Income
(in basis points)	Next 12 months	Next 24 months
As of: March 31, 2006
+200	-1.6%	-15.6%
Flat	--	--
-200	0.4%	6.0%

As of: December 31, 2005
+200	2.0%	-8.1%
Flat	--	--
-200	-2.7%	0.5%

The results of our simulation analysis suggest that the greater risk to our net interest income has shifted from falling rates to rising rates. At the same time, the variance of outcomes as measured by the percentage change in net interest income over the next twelve months has narrowed at March 31, 2006, compared to December 31, 2005, which indicates an overall lower level of risk in the twelve month time horizon. Our interest rate risk exposure in year one and two are discussed below.

The change in our one year risk profile, as measured by simulation, resulted from an increase in fixed rate loans combined with certain floating rate loans that are either at their caps or would reach their caps as rates increased. This lengthening of the repricing characteristics of our loan portfolio increases risk as rates rise but provides risk reduction as rates decline. On the liability side of the balance sheet, the growth in Simply Better Money Market balances, a more interest rate sensitive product than other nonmaturity deposits types, and the increase in certificates of deposit with maturity dates of one year or less has resulted in the shortening of the repricing characteristics of our interest bearing liabilities. The combination of the lengthening of asset repricing characteristics and the shortening of liability repricing characteristics results in increased exposure to rising rates and decreased risk exposure to falling rates as measured by our simulation.

The changes in our year two profile are the result of the same factors as discussed above plus the impact of callable FHLB advances. The variances are increased compared to year one results as FHLB advances that are called over the two years are reinvested at either the higher or lower rates in effect as rates are changed upward or downward. While our interest rate risk exposure to rising rates in year two is outside of policy guidelines, we believe we have several quarters to reduce this exposure and have many options to do so. These include shortening the repricing characteristics of our earning assets through either loans or investments. On the liability side, we could lengthen our liabilities by attracting certificates of deposit with terms of over one year. In addition, as FHLB advances are called, we can either retire them or replace them with FHLB advances with longer terms and less optionality.

There are several factors that could limit our ability to manage our interest rate risk to rising rates as measured by our simulation. First, our modeling assumes core deposit rates increase at a slower pace than overall interest rates. To the extent that we are required to increase our core rates faster than our model assumptions, due to market competition or funding needs, our risk to rising rates could be higher. In addition, approximately $235 million in floating rate commercial loans, tied to the prime rate of interest, have interest rate caps. The weighted average cap rate is 7.51% and the caps have a weighted average life of 31 months. If rates rise above the cap levels, these loans will become fixed rate loans. At March 31, 2006, floating rate commercial loans that had reached their caps totaled approximately $214 million.

We measure longer-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting future cash flows from our current assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists the percentage change in EVE with a plus or minus 200 basis point rate shock at March 31, 2006 and December 31, 2005.

Changes in market interest rates
in basis points	Percentage Change in EVE
(Rate Shock)	3/31/06	12/31/05
+200	-20%	-16%
-200	-7%	-14%

At March 31, 2006, our longer-term interest rate risk as measured by the percentage change in EVE, increased in the plus 200 basis point rate shocks and declined in the minus 200 basis point rate shock. Both results are within our policy risk limit of –25% at March 31, 2006. The shift in the risk profile is primarily due to the lengthening of earning asset repricing characteristics, combined with the shortening of liability repricing characteristics, particularly those of FHLB advances.

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

We believe that any changes to interest rate levels are likely to occur gradually. We continue to monitor our gap position and rate ramp and rate shock analyses to detect changes to our exposure to fluctuating interest rates. We have the ability to shorten or lengthen maturities on assets, sell securities, enter into derivative financial instruments, or seek funding sources with different repricing characteristics in order to change our asset and liability structure for the purpose of mitigating the effect of interest rate risk changes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our reports filed or submitted to the Securities Exchange Act of 1934, as amended, the “Exchange Act”, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information we are required to disclose in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2006. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

As previously disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005, certain shareholders of the Company, namely Seidman and Associates, LLC, Lawrence B. Seidman and Dennis Pollack, filed a Verified Complaint and Order to Show Cause in the Superior Court of New Jersey, Chancery Division, Passaic County, against the Bank, its directors and certain former directors on March 3, 2006. The plaintiffs are disputing the validity of the actions taken by the Company’s board of directors in December 2005, to reduce the size of the board of directors from fifteen to thirteen, and in January 2006, to include certain qualifications for directors and director nominees in the Company’s By-laws and sought a preliminary injunction against the Company in this regard.

On March 23, 2006 the Court denied plaintiffs’ application for preliminary restraints and allowed the election of directors to occur, as scheduled, at the Company’s annual meeting of shareholders on May 3, 2006.

Item 1A: Risk Factors

Significant risk factors could negatively impact our financial condition and results of operation. These risk factors are discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005. We do not believe there have been any material changes in these risk factors since that report.

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

YARDVILLE NATIONAL BANCORP
(Registrant)

Date: May 10, 2006	Stephen F. Carman
Stephen F. Carman
Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Vice President and Treasurer

E-1