Form 10-Q
period 2006-06-30
YARDVILLE NATIONAL BANCORP
filed 2006-08-09
CIK 787849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 4, 2006 the following class and number of shares were outstanding:

Common Stock, no par value	11,010,811
Class	Number of shares outstanding

INDEX

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION	PAGE NO.
Item 1.	Financial Statements (unaudited)

Consolidated Statements of Condition
June 30, 2006 (unaudited) and December 31, 2005	3

Consolidated Statements of Income
Three and six months ended June 30, 2006 and 2005 (unaudited)	4

Consolidated Statements of Cash Flows
Six months ended June 30, 2006 and 2005 (unaudited)	5

Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	39

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	40

Item 1A	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

Signatures	43

Index to Exhibits	E-1

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Condition

	(Unaudited)
	June 30,	December 31,
(in thousands, except share data)	2006	2005
Assets:
Cash and due from banks	$35,839	$52,686
Federal funds sold	12,475	10,800
Cash and Cash Equivalents	48,314	63,486
Interest bearing deposits with banks	62,368	16,408
Securities available for sale	701,007	741,668
Investment securities (market value of $92,327 in 2006 and $90,611 in 2005)	92,753	89,026
Loans	2,034,781	1,972,840
Less: Allowance for loan losses	(23,090)	(22,703)
Loans, net	2,011,691	1,950,137
Bank premises and equipment, net	11,578	11,697
Other real estate	502	-
Bank owned life insurance	48,713	46,152
Other assets	46,982	38,157
Total Assets	$3,023,908	$2,956,731
Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$215,373	$232,269
Interest bearing	1,831,610	1,740,448
Total Deposits	2,046,983	1,972,717
Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	694,000	704,000
Subordinated debentures	62,892	62,892
Obligation for Employee Stock Ownership Plan (ESOP)	1,969	2,250
Other	1,296	1,870
Total Borrowed Funds	770,157	781,012
Other liabilities	28,293	25,544
Total Liabilities	$2,845,433	$2,779,273
Stockholders' equity:
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common stock: no par value
Authorized 20,000,000 shares
Issued 11,184,247 shares in 2006 and 11,095,331 shares in 2005	107,096	105,122
Surplus	2,205	2,205
Undivided profits	93,599	85,896
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(1,969)	(2,250)
Accumulated other comprehensive loss	(19,296)	(10,355)
Total Stockholders' Equity	178,475	177,458
Total Liabilities and Stockholders' Equity	$3,023,908	$2,956,731
See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$37,307	$31,117	$72,728	$59,919
Interest on deposits with banks	336	194	566	351
Interest on securities available for sale	8,842	9,154	17,804	18,170
Interest on investment securities:
Taxable	26	30	49	56
Exempt from Federal income tax	1,025	919	2,035	1,804
Interest on Federal funds sold	152	155	280	302
Total Interest Income	47,688	41,569	93,462	80,602
INTEREST EXPENSE:
Interest on savings account deposits	6,974	4,995	13,121	9,450
Interest on certificates of deposits $100,000 or more	2,500	1,400	4,784	2,593
Interest on other time deposits	6,443	3,692	11,963	6,886
Interest on borrowed funds	9,392	9,600	18,696	18,820
Interest on subordinated debentures	1,360	1,156	2,666	2,263
Total Interest Expense	26,669	20,843	51,230	40,012
Net Interest Income	21,019	20,726	42,232	40,590
Less provision for loan losses	1,800	2,100	4,150	3,600
Net Interest Income After Provision for Loan Losses	19,219	18,626	38,082	36,990
NON-INTEREST INCOME:
Service charges on deposit accounts	777	687	1,436	1,348
Securities gains, net	-	283	-	476
Income on bank owned life insurance	440	361	861	804
Other non-interest income	576	596	1,157	1,016
Total Non-Interest Income	1,793	1,927	3,454	3,644
NON-INTEREST EXPENSE:
Salaries and employee benefits	7,572	7,034	15,223	13,863
Occupancy expense, net	1,368	1,186	2,795	2,375
Equipment expense	856	757	1,652	1,533
Other non-interest expense	4,510	3,263	8,014	6,327
Total Non-Interest Expense	14,306	12,240	27,684	24,098
Income before income tax expense	6,706	8,313	13,852	16,536
Income tax expense	1,649	2,677	3,627	5,287
Net Income	$5,057	$5,636	$10,225	$11,249
EARNINGS PER SHARE:
Basic	$0.46	$0.53	$0.94	$1.07
Diluted	0.45	0.51	0.90	1.02
Weighted average shares outstanding:
Basic	10,938	10,552	10,911	10,535
Diluted	11,339	11,006	11,326	10,991
See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$10,225	$11,249
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,150	3,600
Depreciation	1,293	1,180
ESOP fair value adjustment	6	140
Stock option expense	149	-
Amortization of deposit intangible	102	102
(Accretion) and amortization on securities	(121)	104
Gain on sale of available for sale securities	-	(476)
Allocation of ESOP Shares	281	188
Increase in other assets	(3,738)	(6,661)
Increase in other liabilities	2,749	2,657
Net Cash Provided by Operating Activities	15,096	12,083
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest bearing deposits with banks	(45,960)	18,093
Purchase of securities available for sale	(9,185)	(91,276)
Maturities, calls and paydowns of securities available for sale	33,264	72,342
Proceeds from sales of securities available for sale	-	70,411
Purchase of investment securities	(5,360)	(6,040)
Proceeds from maturities and paydowns of investment securities	1,645	710
Net increase in loans	(66,206)	(115,321)
Expenditures for bank premises and equipment	(1,174)	(1,067)
Net Cash Used in Investing Activities	(92,976)	(52,148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, money market, and savings deposits	21,756	39,547
Net decrease in certificates of deposit	52,510	63,412
Net (decrease) increase in borrowed funds	(10,855)	8,370
Proceeds from issuance of common stock	1,423	994
Tax benefit related to stock-based compensation	396	286
Dividends Paid	(2,522)	(2,424)
Net Cash Provided by Financing Activities	62,708	110,185
Net (decrease) increase in cash and cash equivalents	(15,172)	70,120
Cash and cash equivalents as of beginning of period	63,486	38,884
Cash and Cash Equivalents as of End of Period	$48,314	$109,004
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$50,976	$19,689
Income taxes	2,485	9,201
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Transfers from loans to other real estate, net of charge offs	$502	$200
See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Notes to (Unaudited) Consolidated Financial Statements

Three and Six Months Ended June 30, 2006

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

The consolidated financial data as of and for the three and six months ended June 30, 2006 include, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2006.

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

2. Earnings Per Share

Weighted average shares for the basic net income per share computation for the three months ended June 30, 2006 and 2005 were 10,938,000 and 10,552,000, respectively. For the diluted net income per share computation, common stock equivalents of 401,000 and 454,000 are included for the three months ended June 30, 2006 and 2005, respectively. Common stock equivalents that were antidilutive for the three months ended June 30, 2006 and 2005 were 42,000 and 36,000, respectively.

Weighted average shares for the basic net income per share computation for the six months ended June 30, 2006 and 2005 were 10,911,000 and 10,535,000, respectively. For the diluted net income per share computation, common stock equivalents of 415,000 and 456,000 are included for the six months ended June 30, 2006 and 2005, respectively. Common stock equivalents that were antidilutive for the six months ended June 30, 2006 and 2005 were 42,000 and 42,000, respectively.

3. Stock-Based Compensation

In the first quarter of 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) SFAS No. 123 (R), Share-Based Payment,” using the modified-prospective transition method. The Company recognizes compensation expense under SFAS No. 123 (R) using the straight-line method over the requisite service period. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the retirement eligible date. The Company has elected to adopt the alternative transition method provided in the Financial Accounting Standards Board Staff Position No. FAS 123 (R) 3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation under SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of tax effects of employee stock-based compensation awards that are outstanding and fully vested upon the adoption of SFAS No. 123 (R).

The Company has three share-based compensation plans under which incentive and nonqualified stock options and restricted stock may be granted periodically to certain employees and directors. The options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant, vest based on continued service with the Company for a specified period, generally five years with a maximum term of ten years for employees. Options under the plan for non-employee directors vest immediately and typically have five-year terms. While the Company has a plan that allows for the granting of restricted stock, no restricted stock has been granted from the plan as of June 30, 2006.

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

	Three months	Six months
	Ended	Ended
(in thousands, except per share amounts)	6/30/2005	6/30/2005
Net income as reported:	$5,636	$11,249
Deduct: Total stock-based employee compensation expense
determined under fair value methods for all awards,
net of related tax effects	275	365
Pro forma net income	$5,361	$10,884
Earnings per share:
Basic:
As reported	$0.53	$1.07
Pro forma	0.51	1.03
Diluted:
As reported	$0.51	$1.02
Pro forma	0.49	0.99

The company granted 42,000 options in the second quarter of 2006 and did not grant any options in the first quarter. These options included 30,000 of options granted to Directors that vested immediately and 12,000 were granted to employees that vest over five years. The expense on the directors’ options was $144,100 and was expensed immediately. The expense on the employee options for the second quarter was $4,700. At June 30, 2006, there was $88,600 in unamortized option expense that will be expensed over the next five years.

The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three and six months ended June 30, 2006 and 2005.

	Three months		Six months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Number of options granted	42,000	36,000	42,000	52,000
Expected annual dividend rate ($)	0.46	0.46	0.46	0.46
Risk free rate (%)	5.0	3.8	5.0	4.0
Expected average option life (yrs)	3.2	5.0	3.2	7.0
Expected volatility (%)	23.4	27.9	23.4	31.3
Fair value of options granted ($)	5.65	7.92	5.65	9.02

4. Comprehensive Income

Below is a summary of comprehensive income for the three and six months ended June 30, 2006 and 2005.

For the three months ended June 30,
(in thousands)	2006	2005
Net Income	$5,057	$5,636
Other comprehensive income
Net change in unrealized (loss) gain for the period, net of tax	(5,012)	7,438
Less reclassification of realized net gain on sale of securities
available for sale, net of taxes	-	184
Holding (loss) gain rising during period, net of tax and reclassification	(5,012)	7,254
Total comprehensive income	$45	$12,890

For the six months ended June 30,
(in thousands)	2006	2005
Net Income	$10,225	$11,249
Other comprehensive income
Net change in unrealized (loss) gain for the period, net of tax	(8,941)	385
Less reclassification of realized net gain on sale of securities
available for sale, net of taxes	-	309
Holding (loss) gain rising during period, net of tax and reclassification	(8,941)	76
Total comprehensive income	$1,284	$11,325

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

The following table summarizes activity with respect to such loans:

For the six months ended June 30,
(in thousands)	2006	2005
Balance as of beginning of period	$57,414	$56,863
Additions	1,981	5,332
Reductions	27,103	3,497
Balance as of end of the period	$32,292	$58,698

None of these loans were past due or on nonaccrual status as of June 30, 2006 or June 30, 2005.

In addition, the Company has had, and expects in the future to have, other transactions in the ordinary course of business with a number of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended June 30, 2006.

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

The following table details the interest rate swaps and associated hedged liabilities outstanding as of June 30, 2006 and December 31, 2005:

As of: June 30, 2006

(dollars in thousands) Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates
Pay Floating Swaps
2006	Time deposits	$ 105,000	2.86% - 3.10%	5.14% - 5.35%

As of: December 31, 2005

(dollars in thousands) Maturity	Hedged Liability	Notional Amounts	Swap Fixed Interest Rates	Swap Variable Interest Rates
Pay Floating Swaps
2006	Time deposits	$ 125,000	2.73% - 3.10%	4.31% - 4.42%

During 2004, the Company issued two-year fixed-rate certificates of deposit to fund loan growth and generate liquidity. In conjunction with the certificate of deposit issuance, the Company entered into $125.0 million in pay floating swaps designated as fair value hedges that were used to convert fixed rate two year final maturity time deposits to variable rates indexed to one month and three month LIBOR, based on common notional amounts and maturity dates. These swap transactions, which began to mature in May 2006, will all mature during 2006. The pay floating swaps changed the repricing characteristics of the certificates of deposit from fixed rate to floating rate. The result is a better match between the repricing characteristics of these certificates of deposit with floating rate commercial loans the Company made in 2004. These transactions increased interest expense by approximately $1.1 million in the first six months of 2006 and reduced interest expense by approximately $108,000 for the same period in 2005. For the three months ended June 30, 2006 and 2005 these swap transactions increased interest expense by $597,000 and $29,000, respectively. The amount of hedge ineffectiveness, recorded in non-interest expense in the Consolidated Statements of Income, on these transactions for the six months ended June 30, 2006 was less than $1,000. The fair value of the pay floating swaps outstanding at June 30, 2006 was $570,000 compared to $1.4 million at December 31, 2005 and was recorded in Other Liabilities in the Consolidated Statements of Condition.

7. Regulatory Matters

On August 31, 2005, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (the “OCC”) regarding the conduct of certain of its operations, maintaining specified capital levels, obtaining prior approvals of dividend payments, and addressing other concerns identified in the OCC’s Report of Examination for the examination that commenced on January 3, 2005. The agreement encompasses activities initiated in 2005 by the Bank to strengthen its board and management supervision and internal audit and credit risk processes, including problem loan management. The Board of Directors formed a Compliance Committee to oversee all aspects of compliance with the provisions of the agreement.

Among other things, the agreement requires the Bank to achieve and maintain a total risk based capital ratio of at least 10.75%, a Tier 1 risk based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. As a result of an $8.7 million private offering of the Company’s common stock completed in November 2005, of which substantially all of the proceeds were contributed to the Bank, we were in compliance with all required capital ratios at December 31, 2005 and June 30, 2006. In the first and second quarters of 2006, the OCC approved the payment of a dividend from the Bank to the Holding Company. The Bank has sent a request to the OCC to pay its third quarter dividend to the Holding Company, and anticipates approval based on its earnings and compliance with all capital requirements.

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

In January 2006, the Company received a supervisory letter from its primary regulator the Federal Reserve Bank of Philadelphia. That letter requires that the Company obtain prior approval before declaring and paying dividends to shareholders. The Federal Reserve Bank of Philadelphia has approved both the first and second quarter dividend payments to shareholders. In the third quarter, the Company has requested the Federal Reserve Bank of Philadelphia for approval of its third quarter dividend to shareholders, and we anticipate approval of this request.

In the first quarter of 2006, the OCC completed their annual examination of the Bank. While we believe we have made significant progress in achieving the objectives of the agreement, the OCC has not taken any actions regarding the agreement based on the examination results. The agreement will continue until terminated by the OCC and we continue to work closely with the OCC to have the agreement terminated as soon as possible.

8. Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156 “Accounting for Servicing of Financial Assets.” SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” establishes among other things, the accounting for separately recognized servicing rights and servicing liabilities. SFAS No. 156 amends Statement No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing this option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective in the first fiscal year beginning after September 15, 2006 with earlier adoption permitted. The Company does not expect the adoption of Statement No. 156 to have a material impact on its financial statements.

In June 2006, the Financial Accounting Standard Board’s Emerging Issues Task Force (EITF) agreed to review employer accounting for deferred compensation or postretirement benefit aspects of split-dollar life insurance arrangements. Any guidance issued by EITF would be effective for fiscal years beginning after December 15, 2006. At this time the Company is unable to determine the impact, if any, of any changes in the accounting in this area.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.” Interpretation No. 48 is effective beginning in 2007 and provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns and disclosures. It requires a “more likely than not” probability of sustaining a tax position for the benefit to be recognized in the financial statements as a reduction in income tax expense. The amount recorded in the financial statements is the largest amount that is more than 50% likely to be realized. Previous accounting under SFAS No. 5, “Accounting for Contingencies,” would have enabled companies to reserve a best estimate of the ultimate amounts due. In determining if sustaining a tax position is more likely than not, the company must assume tax authorities will examine the position. Any recorded benefits must be reversed when it is more likely than not that the position will not be sustained. Changes in judgment about sustainability of a position would be required to be recorded in the interim period that the change occurs and not included in the annual effective rate calculation that records expense throughout the year. Any interest and penalties would be accrued from the period that the taxing authority would assess such interest and penalties. Reporting interest and penalties in pre-tax income or in income tax expense would be a policy decision that would be disclosed. New disclosures include an annual reconciliation of unrecorded uncertain tax positions from the beginning of the year-to-year end, the amounts of interest or penalties recognized and specifics for any position that is expected to have a significant change in the amount recorded within the next twelve months. The company is currently evaluating this Interpretation’s effect on its consolidated financial statements and related disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and

Results of Operations

The purpose of this discussion and analysis is to provide the reader with information pertinent to understanding and assessing Yardville National Bancorp’s results of operations for the three and six months ended June 30, 2006 and the financial condition at June 30, 2006. It should be read in conjunction with the 2005 Annual Report to Stockholders and Form 10-K, as amended, for the fiscal year ended December 31, 2005, as well as the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q. Throughout this report the terms “YNB,” “Company,” “we,” “us,” “our,” and “corporation” refer to Yardville National Bancorp, our wholly owned banking subsidiary, The Yardville National Bank (the “Bank”), and other subsidiaries, as a consolidated entity except where noted.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-Q and other material we file with the Securities and Exchange Commission, referred to as the “SEC,” as well as information included in oral statements or other written statements made or to be made by us, contain statements that are forward-looking. These may include statements that relate to, among other things, profitability, liquidity, adequacy of our allowance for loan losses, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be realized. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from expected results and, accordingly, from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our current expectations include among other things: the results of our efforts to implement our retail strategy; adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses; interest rate fluctuations and other economic conditions; changes in our loan quality and origination volume; our ability to attract core deposits; continued relationships with major customers; competition in product offerings and product pricing; adverse changes in the economy that could increase credit-related losses and expenses; adverse changes in the market price of our common stock; proxy contests and litigation; compliance with laws, and regulatory requirements, including our agreement with the Office of the Comptroller of the Currency, and compliance with Nasdaq standards; and other risks and uncertainties detailed from time to time in our filings with the SEC. Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Results of Operations

Overview

Yardville National Bancorp is a $3.02 billion registered bank holding company headquartered in Hamilton, New Jersey. We provide a broad range of lending, deposit, and other financial products and services. Our strength and emphasis is reflected in our origination of commercial real estate and commercial and industrial loans to small to mid-sized businesses. Headquartered in Mercer County since 1925, YNB offers relationship-based community banking to customers throughout New Jersey and Eastern Pennsylvania. Our commitment is to provide quality products and exceptional service to our customers, while building long-term, sustainable shareholder value by expanding and extending the YNB franchise into demographically attractive markets. Located in the dynamic central New Jersey business corridor connecting New York City and Philadelphia, we operate 30 full-service branches through our wholly-owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex, Burlington and Ocean Counties in New Jersey, and Bucks County, Pennsylvania.

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

In June and July we opened our fourth and fifth branches in Hunterdon County, New Jersey, located in Ringoes and Whitehouse Station, respectively. This brings the total of new branches opened in 2006 to three with the potential of opening additional branches in the second half of 2006. Our primary funding vehicle has been our Simply Better Money MarketSM product, which was introduced in 2006. We believe this product, along with certificates of deposit (CDs), will be our primary deposit funding products for the remainder of 2006. We believe continuing to grow our commercial loan business, expanding our geographic footprint and attracting lower cost core deposits will provide us the best opportunity to enhance profitability and the value of the YNB franchise.

Net Income

We earned net income of $10.2 million for the six months ended June 30, 2006, a decrease of $1.0 million or 9.1% compared to $11.2 million for the same period in 2005. Despite modest improvement in net interest income and lower income tax expense, primarily due to a lower effective tax rate, earnings for the comparable period were lower. The decrease in net income for the first six months of 2006 compared to the same period in 2005 was primarily the result of increased non-interest expense attributed, in part, to the ongoing execution of our retail strategy, costs associated with a proxy contest and related litigation, and a higher provision for loan losses. Diluted earnings per share for the first six months of 2006 decreased 11.8% to $0.90 compared to $1.02 for the same period in 2005. The decrease in diluted earnings per share resulted from lower net income and an increase in weighted average diluted shares outstanding due to the private common stock offering completed in November 2005.

On a quarterly basis, net income for the second quarter of 2006 was $5.1 million, a decrease of $579,000 or 10.3% compared to $5.6 million for the second quarter of 2005. The decrease in net income for the comparative periods resulted primarily from higher non-interest expenses partially offset by a limited increase in net interest income. Diluted earnings per share decreased $0.06 or 11.8% to $0.45 for the second quarter of 2006 compared to $0.51 for the second quarter of 2005. The decrease in earnings per share was primarily due to lower net income and higher average number of shares outstanding in the second quarter of 2006 compared to the second quarter of 2005.

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

Our net interest income for the first six months of 2006 was $42.2 million, an increase of $1.6 million or 4.0% from the same period in 2005. The most significant factors relating to the improvement for the period were an increase in interest and fees on loans, partially offset by higher interest expense on deposits.

We present our net interest margin on a tax equivalent basis. We believe that this presentation provides comparability of net interest income from both taxable and non-taxable sources and is consistent with industry practice. Although we believe that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP. For the first six months of 2006, our tax equivalent net interest margin was 3.04% unchanged when compared to the same period in 2005. We maintained our net interest margin due to a combination of several factors. First, the yield on interest earning assets increased 66 basis points to 6.56% for the six months ended June 30, 2006 when compared to the 5.90% for the same period in 2005. This improvement resulted primarily from the 72 basis point increase in the yield on loans. In addition, the higher percentage of interest earning assets consisting of loans contributed to the stable margin. Offsetting these positive trends was a sharp increase in the cost of interest bearing liabilities. This increase in liability costs was primarily driven by a significant increase in the cost of interest bearing deposits, which increased 106 basis points to 3.38% for the first six months of 2006 compared to 2.32% for the same period in 2005. Also contributing to the increased deposit costs was the impact of our swap position entered into two years ago.

In 2004, we entered into $125.0 million of two-year pay floating rate swaps to better match the repricing terms of our certificates of deposit with our floating rate commercial loans. At June 30, 2006, $105.0 million of these swaps are still outstanding and all will mature by the end of 2006. While this strategy reduced interest rate risk and lowered the cost of our certificates of deposit in 2004 and through the first six months of 2005, beginning in the third quarter of 2005, higher LIBOR rates resulted in an increase to our certificate of deposit costs. For the first six months of 2006, our swap positions increased our certificate of deposit costs by 26 basis points and reduced our net interest margin by 7 basis points. In the first six months of 2005, our swap positions lowered our certificate of deposit costs by 3 basis points and improved our net interest margin by one basis point. In July 2006, $70.0 million in swaps matured with the remaining $45.0 million maturing in November. We believe the impact of these swaps on our net interest margin should be significantly reduced through the rest of the year.

The following tables set forth an analysis of net interest income by each major category of average interest earning assets and interest bearing liabilities and the related yields and costs for the three and six months ended June 30, 2006 and 2005. Average yields for each period are derived by dividing annualized income by the average balance of the related assets, and average annualized costs are derived by dividing expense by the average balance of the related liabilities. The yields and costs include fees, costs, premiums and discounts, which are considered adjustments to interest rates.

Financial Summary
Average Balances, Yields and Costs
(Unaudited)

Three Months Ended				Three Months Ended
June 30, 2006				June 30, 2005
			Average			Average
	Average		Yield /	Average		Yield /
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$25,899	$336	5.19%	$25,177	$194	3.08%
Federal funds sold	12,280	152	4.95	21,067	155	2.94
Securities	803,661	9,893	4.92	857,958	10,103	4.71
Loans (1)	2,025,995	37,307	7.37	1,859,969	31,117	6.69
Total interest earning assets	$2,867,835	$47,688	6.65%	$2,764,171	$41,569	6.02%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	$35,143			$31,868
Allowance for loan losses	(22,842)			(21,274)
Premises and equipment, net	11,622			10,401
Other assets	83,236			76,715
Total non-interest earning assets	107,159			97,710
Total assets	$2,974,994			$2,861,881
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$963,732	$6,974	2.89%	$987,686	$4,995	2.02%
Certificates of deposit of $100,000 or more	239,367	2,500	4.18	180,410	1,400	3.10
Other time deposits	588,335	6,443	4.38	479,910	3,692	3.08
Total interest bearing deposits	1,791,434	15,917	3.55	1,648,006	10,087	2.45
Borrowed funds	715,894	9,392	5.25	756,815	9,600	5.07
Subordinated debentures	62,892	1,360	8.65	62,892	1,156	7.35
Total interest bearing liabilities	$2,570,220	$26,669	4.15%	$2,467,713	$20,843	3.38%
NON-INTEREST BEARING LIABILITIES:
Demand deposits	$209,379			$205,839
Other liabilities	17,853			22,644
Stockholders' equity	177,542			165,685
Total non-interest bearing liabilities and
stockholders' equity	$404,774			$394,168
Total liabilities and stockholders' equity	$2,974,994			$2,861,881
Interest rate spread (2)			2.50%			2.64%
Net interest income and margin (3)		$21,019	2.93%		$20,726	3.00%
Net interest income and margin (tax equivalent basis)(4)		$21,554	3.01%		$21,217	3.07%
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
(4) In order to present pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $535,000 and $491,000 for the three month periods ended June 30, 2006 and 2005, respectively.

Financial Summary
Average Balances, Yields and Costs
(Unaudited)

Six Months Ended				Six Months Ended
June 30, 2006				June 30, 2005
			Average			Average
	Average		Yield /	Average		Yield /
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$22,823	$566	4.96%	$25,304	$351	2.77%
Federal funds sold	11,977	280	4.68	22,612	302	2.67
Securities	814,604	19,888	4.88	854,363	20,030	4.69
Loans (1)	2,000,604	72,728	7.27	1,829,458	59,919	6.55
Total interest earning assets	$2,850,008	$93,462	6.56%	$2,731,737	$80,602	5.90%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	$35,588			$31,378
Allowance for loan losses	(23,022)			(20,925)
Premises and equipment, net	11,669			10,417
Other assets	77,157			76,130
Total non-interest earning assets	101,392			97,000
Total assets	$2,951,400			$2,828,737
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$960,182	$13,121	2.73%	$982,877	$9,450	1.92%
Certificates of deposit of $100,000 or more	238,422	4,784	4.01	174,735	2,593	2.97
Other time deposits	570,913	11,963	4.19	474,814	6,886	2.90
Total interest bearing deposits	1,769,517	29,868	3.38	1,632,426	18,929	2.32
Borrowed funds	716,785	18,696	5.22	745,537	18,820	5.05
Subordinated debentures	62,892	2,666	8.48	62,892	2,263	7.20
Total interest bearing liabilities	$2,549,194	$51,230	4.02%	$2,440,855	$40,012	3.28%
NON-INTEREST BEARING LIABILITIES:
Demand deposits	$210,077			$202,412
Other liabilities	13,867			22,725
Stockholders' equity	178,262			162,745
Total non-interest bearing liabilities and
stockholders' equity	$402,206			$387,882
Total liabilities and stockholders' equity	$2,951,400			$2,828,737
Interest rate spread (2)			2.54%			2.62%
Net interest income and margin (3)		$42,232	2.96%		$40,590	2.97%
Net interest income and margin (tax equivalent basis)(4)		$43,302	3.04%		$41,549	3.04%
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
(4) In order to present pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $1,070,000 and $959,000 for the six month periods ended June 30, 2006 and 2005, respectively.

On a quarterly basis, the 2006 second quarter tax equivalent net interest margin was 3.01%, a decrease of 6 basis points compared to 3.07% for the same period in 2005. The most significant factor for the decrease in the net interest margin was higher deposit costs. The cost of interest bearing deposits increased 110 basis points to 3.55% for the second quarter of 2006 compared to 2.45% for the same period in 2005. These higher deposit costs resulted from both higher interest rates and a shift in our deposit mix towards higher cost certificates of deposits and Simply Better Money Market accounts from lower cost deposit types.

On a linked quarter basis our tax equivalent net interest margin decreased 7 basis points to 3.01% for the second quarter of 2006 compared to 3.08% for the first quarter of 2006. The primary factor for this decrease was a 36 basis point increase in the cost of interest bearing deposits during the second quarter of 2006. Over this period, the yield on earning assets increased only 19 basis points. A marked increase in the competition for deposits and slowing commercial loan growth due to competition and other factors, is expected to limit margin improvement for the rest of 2006. Further, the flattening of the yield curve could limit margin improvement as well. While there are challenges to improving or maintaining our net interest margin, we continue to take steps regarding pricing of commercial loan assets and deposits with the goal of moving our tax equivalent net interest margin higher.

Interest Income

For the first six months of 2006, total interest income was $93.5 million, an increase of $12.9 million or 16.0% when compared to $80.6 million for the same period in 2005. Higher interest income was primarily due to an increase in average loans outstanding and higher loan yields for the first six months of 2006 when compared to the same period in 2005.

Interest and fees on loans for the first six months of 2006 increased $12.8 million or 21.4% to $72.7 million from $59.9 million for the same period in 2005. The increase in interest and fees on loans resulted from an increase of $171.1 million or 9.4% in average loans outstanding, primarily commercial real estate and commercial and industrial loans, and a higher average yield on loans, which increased 72 basis points to 7.27% for the first six months of 2006 from 6.55% for the same period in 2005. The higher loan yield in the first half of 2006 was due, in part, to the higher prime rate of interest, to which many of our loans are indexed, compared to the same period in 2005. At June 30, 2006, of the total loan portfolio, approximately 42.0%, based on outstanding principal, consisted of floating rate loans principally tied to the prime rate of interest. For the first half of 2006, the average prime rate of interest was 7.67% compared to 5.68% for the same period in 2005. At June 30, 2006, approximately $199.3 million of our floating rate commercial loans have interest rate caps. Floating rate commercial loans that have reached their caps totaled $177.0 million. These caps would have the effect of restricting the growth in interest income should the prime rate of interest continue to move higher.

Interest on securities decreased $142,000 to $19.9 million for the first half of 2006 compared to $20.0 million for the same period in 2005. The primary reason for this decrease was a $39.8 million decline in average securities for the first six months of 2006 compared to the same period in 2005. Partially offsetting this decline was a 19 basis point increase in the portfolio yield to 4.88% for the first six months of 2006 compared to 4.69% for the same period in 2005.

For the second quarter of 2006, total interest income was $47.7 million, an increase of $6.1 million or 14.7% when compared to $41.6 million for the second quarter of 2005. The increase in interest income was primarily due to the same factors as described above.

Interest Expense

We continue to execute our retail strategy in 2006, with the ongoing objective of effectively managing our cost of funds by attracting lower cost core deposits through a larger geographic footprint. We believe that the best opportunity to manage our net interest margin continues to reside on the liability side of our balance sheet. Our ability to manage our deposit costs in a rising rate environment is one critical component in reaching our profitability goals for 2006. Total interest expense increased $11.2 million or 28.0% to $51.2 million for the first half of 2006, compared to $40.0 million for the same period in 2005. The increase in interest expense resulted primarily from higher average balances and higher costs of interest bearing deposits, as well as disintermediation within our deposit base. Average interest bearing liabilities for the first six months of 2006 were $2.55 billion reflecting an increase of $108.3 million when compared to the $2.44 billion for the same period in 2005. The average rate paid on interest bearing liabilities for the first half of 2006 increased 74 basis points to 4.02% from 3.28% for the same period of 2005.

Interest expense on deposits increased $11.0 million or 57.8% to $29.9 million for the first six months of 2006 compared to $18.9 million for the same period in 2005. Average interest bearing deposits were $1.77 billion for the first half of 2006 reflecting an increase of $137.1 million or 8.4% when compared to $1.63 billion for the same period in 2005. The increase in interest expense on deposits resulted primarily from a $7.3 million increase in interest expense on certificates of deposits for the first half of 2006 compared to the same period in 2005. This increase was due to both increased average balances on certificates of deposits and higher rates paid. Average time deposits, including certificates of deposit (CDs) of $100,000 or more, increased $159.8 million to $809.3 million for the first half of 2006 compared to $649.5 million for the same period in 2005. In addition to the higher average balance of CDs, the rate paid on CDs increased 122 basis points over the same period. This increase resulted primarily from the higher interest rate environment and the increased competition for CDs.

For the first half of 2006, interest expense on savings, money markets and interest bearing demand deposits increased $3.7 million or 38.9% to $13.1 million compared to $9.4 million for the same period in 2005. The shift of balances from comparatively lower cost Simply Better Checking and Simply Better SavingsSM to our attractively priced Simply Better Money Market, introduced in 2006, was the primary factor in the increased cost of savings, money markets and interest bearing demand deposits for the first half of 2006 compared to the same period in 2005. Further, we continued to have success attracting new customers to YNB by aggressively marketing our Simply Better suite of products. The average cost of savings, money markets and interest bearing demand deposits for the first half of 2006 was 2.73% reflecting an increase of 81 basis points from the 1.92% for the same period in 2005.

Interest expense on borrowed funds decreased $124,000 to $18.7 million for the first half of 2006 compared to $18.8 million for the same period in 2005. The decrease reflects the lower average balance of borrowed funds, partially offset by the higher cost. The average balance of borrowed funds declined $28.8 million to $716.8 million for the first six months of 2006 compared to $745.5 million for the same period in 2005. The cost of borrowed funds increased 17 basis points to 5.22% for the first half of 2006 compared to 5.05% for the same period in 2005. The limited increase in the cost of borrowed funds, when compared to the increase in deposit costs and earning asset yields, is another factor that helped maintain our net interest margin. Should rates continue to increase, we would anticipate calls of FHLB advances. To the extent that any existing FHLB advances are replaced with higher cost advances, our cost of borrowed funds could increase.

The overall cost of subordinated debentures increased 128 basis points to 8.48% for the first half of 2006 compared to 7.20% for the same period in 2005. Over the same period, the average balance of subordinated debentures remained unchanged. Of the outstanding subordinated debentures, approximately $21.7 million are fixed rate with an average rate of 9.69%. The remaining $41.2 million are floating rate with an average spread over three month LIBOR of approximately 304 basis points. The increase in the cost of subordinated debentures resulted from the increase in three month LIBOR in the first six months of 2006 compared to the same period in 2005. Should three month LIBOR continue to increase, the overall cost of our subordinated debentures will continue to rise.

For the second quarter of 2006, total interest expense increased $5.8 million or 28.0% to $26.7 million from $20.8 million for the same period in 2005. The overall cost of interest bearing liabilities increased 77 basis points to 4.15% for the second quarter of 2006 compared to 3.38% for the same period in 2005. Contributing to the increase in interest expense was strong growth in average interest bearing liabilities, which increased $102.5 million to $2.57 billion, compared to $2.47 billion for the same period in 2005. In addition, competition and the higher interest rate environment in 2006 resulted in YNB increasing the rates on selected deposit products. As a result, the cost of interest bearing deposits increased 110 basis points to 3.55% for the second quarter of 2006 compared to 2.45% for the same period in 2005.

We continue to execute our retail strategy with the goal of attracting additional lower cost core deposits to improve our net interest margin. We would expect in a gradually increasing interest rate environment to see the costs of CDs continue to rise. We may use interest rate swaps to change the repricing characteristics of certain interest bearing liabilities, particularly CDs or FHLB advances. In addition, as we build our retail network we may use alternative funding sources to meet liquidity needs. Significant reliance on higher cost funding sources and increased competition for deposits could limit our ability to continue to effectively manage our cost of funds in the future.

Provision for Loan Losses

The provision for loan losses for the first six months of 2006 was $4.2 million, an increase of $550,000 from the $3.6 million for the same period in 2005. The increase in the provision for loan losses was primarily due to reserve allocations for certain problem credits, and to a lesser extent, loan growth. The provision for loan losses in the second quarter of 2006 was $1.8 million a decrease of $300,000 when compared to the $2.1 million for the same period in 2005. The decrease in the provision for loan losses for the quarterly comparison was due primarily to slower loan growth. See “Asset Quality” and “Allowance for loan losses” in this report for additional detail and information.

Non-interest Income

Non-interest income consists of service charges on deposit accounts, net securities gains, income on bank owned life insurance and all other non-interest income. Total non-interest income for the first half of 2006 was $3.5 million, a decrease of $190,000 from the $3.6 million reported for the same period in 2005. The decrease in non-interest income was due to no net securities gain in the first half of 2006, compared to $476,000 in net securities gains in the first half of 2005, partially offset by increases in service charges on deposit accounts, income on bank owned life insurance and all other non-interest income, which increased $88,000, $57,000 and $141,000, respectively. We believe the actions we are taking to expand our retail and commercial customer bases should result in increased opportunities to expand non-interest income in the future.

For the quarter ended June 30, 2006, total non-interest income decreased $134,000 or 7.0% to $1.8 million from $1.9 million for the same period in 2005. A key factor accounting for the decrease in non-interest income was the $283,000 in net securities gains realized in the second quarter of 2005 compared to no net securities gains in the second quarter of 2006.

Non-interest Expense

In the first half of 2006, non-interest expense totaled $27.7 million, an increase of $3.6 million or 14.9%, compared to $24.1 million in the first quarter of 2006. The largest increases in non-interest expense in the first half of 2006 compared to the same period in 2005 were in salaries and employee benefits, attorney’s fees, occupancy expense,

FDIC insurance premiums and other expenses. Included in these expenses is approximately $700,000 in costs related to the proxy contest at our 2006 annual meeting of shareholders and related litigation, including $600,000 in the second quarter of 2006. We anticipate less significant expenses associated with the related litigation in the third and fourth quarters of 2006.

Our efficiency ratio, which provides a measure of our operating efficiency, is total non-interest expense as a percentage of the sum of net interest income plus non-interest income. We also measure our efficiency ratio on a tax equivalent basis. Our year to date 2006 efficiency ratio was 60.60%, compared to 54.48% for the same period in 2005. On a tax equivalent basis, our efficiency ratio for the first half of 2006 was 59.21% compared to 53.32% for the same period in 2005. We believe that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Although we believe that this financial measure enhances investors’ understanding of our business and performance, this measure should not be considered an alternative to GAAP. The increase in our efficiency ratio, for the first half of 2006 compared to the same period in 2005, resulted primarily from the increase in non-interest expense and, to a lesser extent, the decrease in non-interest income, partially offset by the increase in net interest income. We believed that we would be able to maintain our efficiency ratio, as we continued to execute our retail strategy, meet regulatory requirements, conduct the proxy contest and related litigation, and provide quality products and services to our customers, based on anticipated increases in net interest income. However, while net interest income for the first half of 2006 increased from the first half of 2005, the increase was less than anticipated due to slower loan growth and higher deposit costs. As a result, non-interest expenses increased disproportionately, compared to net interest income. To the extent that this trend continues in the second half of 2006, our efficiency ratio could continue to increase.

The following table presents the components of non-interest expense for the six months ended June 30, 2006 and 2005.

Six Months Ended June 30,
(in thousands)	2006	2005
Salaries and employee benefits	$15,223	$13,863
Occupancy expense, net	2,795	2,375
Equipment expense	1,652	1,533
Marketing	1,175	1,125
Outside services and processing	717	736
Attorney's fees	703	238
Audit and examination fees	688	452
Directors and committee fees	574	499
Communication and postage	544	502
Stationery and supplies	536	443
FDIC insurance premiums	453	131
Insurance	260	288
Amortization of subordinated debenture expense	136	136
Deposit intangible amortization	102	102
ORE expense	-	50
Other	2,126	1,625
Total	$27,684	$24,098

Salaries and employee benefits, which represents the largest portion of non-interest expense, increased $1.4 million or 9.8% to $15.2 million for the first half of 2006, compared to $13.9 million for the same period in 2005. The increase in salaries and employee benefits accounted for 37.9% of the total increase in non-interest expense for the first half of 2006 compared to the same period in 2005. Full time equivalent employees totaled 405 at June 30, 2006, compared to 406 at December 31, 2005, and 389 at June 30, 2005. Salaries rose $1.1 million or 10.4% to $11.5 million for the first half of 2006, compared to the same period in 2005. This increase was primarily due to new hires in 2005 and 2006 and merit salary increases. In comparing the two periods, staffing increases resulted from our continued branch expansion, enhanced regulatory compliance and risk management personnel, and additional lending staff. Benefits expense increased $274,000 or 8.0% to $3.7 million for the first half of 2006, compared to the same period in 2005. The increase in benefits expense was principally due to higher health benefit costs and payroll taxes associated with the increase in full time employees. Partially offsetting these increases was a decline in the cost associated with our executive deferred compensation plan. With the planned opening of new branches, the impact of prior year hires and the continued staffing requirements of a larger organization, we anticipate that total salaries and employee benefits expense will increase for the remainder of 2006.

Net occupancy expense increased $420,000 or 26.7% to $2.8 million for the first half of 2006 from $2.4 million for the same period in 2005. The increase was principally due to costs associated with our branch expansion, including rent, taxes and associated maintenance costs. Occupancy costs are expected to continue to rise in 2006 as we continue to open new branches as part of our retail strategy and operate a larger branch network.

Other non-interest expense increased $1.7 million or 26.7% to $8.0 million for the first half of 2006, compared to $6.3 million for the same period in 2005. Most of the components of other non-interest expense increased due to the growing infrastructure of YNB. However, four expense categories accounted for 90.2% of the increase in other non-interest expense for the periods. The first was attorney’s fees, which increased $465,000 primarily due to costs associated with the proxy contest and related litigation. A second factor was FDIC insurance premiums, which increased $322,000 as a result of our regulatory classification under the agreement with the OCC. Audit and examination fees also increased $236,000 due primarily to higher examination fees as a result of the agreement with the OCC. We anticipate that when the OCC agreement is terminated our FDIC insurance premiums and OCC examination fees will decline. In addition, other expenses increased $501,000 for the first half of 2006 compared to the same period in 2005. Other expense is comprised of a variety of professional fees, expenses associated with the origination and management of loans and other operating expenses. This increase reflects the continued growth of our organization and includes the costs of our proxy contest and related litigation.

For the three months ended June 30, 2006, total non-interest expense increased $2.1 million or 16.9% to $14.3 million compared to $12.2 million for the same period in 2005. While both occupancy and equipment expense were higher in the second quarter of 2006 compared to the same period in 2005, the primary reason for the increase in non-interest expense for the comparative periods was higher other non-interest expense, and to a lesser degree, salaries and benefit costs. Other expense increased $1.2 million or 38.2% to $4.5 million for the second quarter of 2006, compared to the same period in 2005. The primary reasons for this increase were costs associated with our proxy contest and related litigation, increased FDIC insurance premiums, increased audit and examination fees and higher other non-interest expenses. Salaries and benefit expense increased $538,000 or 7.7% to $7.6 million for the second quarter of 2006 compared to $7.0 million for the same period in 2005. Managing the growth of non-interest expenses is an important factor in reaching our earnings goal.

Income Tax Expense

We have identified accounting for income taxes as a critical accounting policy. The provision for income taxes, comprised of Federal and state income taxes, was $3.6 million for the first half of 2006 compared to $5.3 million for the same period in 2005. The provision for income taxes for the first half of 2006 and 2005 were at an effective rate of 26.2% and 32.0%, respectively. The decline in tax expense resulted primarily from lower pretax income and, to a lesser extent, a lower effective tax rate. The lower effective tax rate resulted primarily from the execution of tax strategies to lower state tax expense.

The provision for income taxes was $1.6 million for the second quarter of 2006 compared to $2.7 million for the same period in 2005. The decrease in tax expense for the periods was primarily due to lower taxable income and, to a lesser extent, a lower effective tax rate in the second quarter 2006 of 24.6%, compared to 32.2% for the same period in 2005. The lower effective tax rate resulted primarily from the execution of tax strategies to lower state tax expense.

Financial Condition

Assets

Total assets at June 30, 2006 were $3.02 billion, an increase of $67.2 million from year-end 2005. The growth in our asset base during the first half of 2006 resulted primarily from improved loan growth in the second quarter of 2006. To the extent that our loan portfolio does not increase during the second half of 2006, we would anticipate no growth in total assets.

Loans

We emphasize commercial real estate and commercial and industrial loans to individuals and small to mid-sized businesses. We have continued to experience commercial loan demand as a result of the strength of New Jersey’s real estate market, business activity and additional loan opportunities from established relationships. The loan portfolio represents our largest earning asset class and is our primary source of interest income. Total loans increased $61.9 million to $2.03 billion at June 30, 2006, compared to $1.97 billion at December 31, 2005. Two factors influenced our loan growth in the first half of 2006. First, we continued to experience significant competition for new and existing commercial loan relationships reflected in aggressive pricing and terms offered by both bank and non-bank competitors. We have generally not been willing to match pricing that does not earn us an acceptable rate of return. Second, we are not willing to compromise underwriting standards to maintain growth rates. In addition to these factors, commercial loan payoffs totaling approximately $137.0 million in the first half of the year, also limited the level of loan growth experienced in the first six months of 2006.

We continue to experience strong competition for loans and have reduced our securities portfolio to support loan growth and to enhance our short-term liquidity profile. We expect commercial loan growth to improve from first half levels during the remainder of 2006. We will continue our lending relationship banking model in our markets. We believe our ongoing expansion in Middlesex County, New Jersey should create additional lending opportunities and that there are opportunities for additional small business lending throughout our markets. To address this opportunity we are enhancing our capabilities through the introduction of new products and services to small business customers. However, larger than expected loan pay downs and payoffs, increased competition, borrowers’ concerns over the economy, real estate market values and interest rates, among other factors, could limit our growth or result in a smaller loan portfolio in the second half of 2006.

The table below sets forth YNB’s loan portfolio composition as of June 30, 2006 and December 31, 2005.

(in thousands)	6/30/2006	12/31/2005
Commercial real estate
Investor occupied	$594,325	$596,476
Construction and development	254,850	277,075
Owner occupied	240,897	225,823

Commercial and industrial
Lines of credit	448,631	375,737
Term	140,316	150,059
Demand	801	2,112

Residential
1-4 family	177,142	175,503
Multi-family	38,510	33,536

Consumer
Home equity	93,927	90,414
Installment	31,856	32,719
Other	13,526	13,386
Total loans	$2,034,781	$1,972,840

At June 30, 2006 and December 31, 2005 commercial real estate loans and commercial and industrial loans represented 82.6% and 82.5% of total loans, respectively. We manage the risk associated with our commercial portfolio, including participations, through strict underwriting policies and procedures, diversification and diligent loan monitoring efforts. Our underwriting standards include requiring independent appraisals, periodic property inspections, analyses of the quality and experience of the organization or developer managing each property, and evaluations of the cash flow capabilities of the borrower to repay the loan. In addition to real estate collateral, the majority of our commercial loans are secured by business assets and most are personally guaranteed by the principals.

Commercial real estate loans decreased $9.3 million in the first half of 2006 to $1.09 billion from $1.10 billion at December 31, 2005. The commercial real estate portfolio includes mortgage loans on owner occupied and tenanted investment properties (investor occupied), and construction and development loans. We experienced growth in owner occupied loans of $15.1 million. Offsetting this growth was a $22.2 million decline in construction and development loans and a $2.2 million decline in investor occupied loans. We believe the decrease in construction and development loans was due to normal pay offs of construction financing as projects were completed. However, we are starting to see some signs of slowing in the real estate market in New Jersey, which could reduce the opportunity for growth in our construction portfolio. Investor and owner occupied commercial mortgages are principally secured by professional office buildings, retail stores, shopping centers and industrial developments generally with maturities of ten years or less. Construction and development loans primarily fund residential and commercial projects, and to a lesser extent, acquisition of land for future development. Residential construction loans include single family, multi-family and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally, construction loans have terms of one to two years, require periodic payments of interest only, and have floating rates of interest indexed to the prime rate.

Commercial and industrial loans consist of lines of credit, term loans and demand loans. Commercial and industrial loans increased $61.8 million or 11.8% to $589.7 million at June 30, 2006 compared to $527.9 million at year-end 2005. The growth was in lines of credit, which increased $72.9 million. Partially offsetting this growth was a $9.7 million decline in term loans and a $1.3 million decline in demand loans. Commercial and industrial loans typically consist of loans to finance equipment, inventory, receivables, and other working capital needs of small to mid-sized businesses.

Residential real estate loans are comprised of 1-4 family and multi-family loans. Residential mortgages consist of first liens on owner occupied 1-4 family residences, while multi-family loans primarily consist of loans secured by apartment complexes. As a participating seller and servicer of Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), we generally underwrite residential real estate loans to conform to standards required by these agencies. Residential real estate loans increased $6.6 million to $215.7 million at June 30, 2006 primarily due to growth in multi-family loans. Generally, 1-4 family loans are made in connection with broader banking relationships. At June 30, 2006 residential loans represented 10.6% of our total loans.

Consumer loans increased $2.8 million to $139.3 million at June 30, 2006 compared to $136.5 million at year-end 2005. Consumer loans include fixed and floating rate home equity loans and lines, indirect auto loans, personal loans and other traditional installment loans. Home equity loans and lines represented 67.4% of total consumer loans at June 30, 2006. Like our commercial loan portfolio, the majority of our consumer loan portfolio is secured by collateral. The consumer loan marketplace continues to be very competitive on both rates and terms. Our larger branch network should provide us opportunities to expand our consumer loan portfolio further. However, increasing interest rates on floating rate home equity loans and consumers’ concerns over their debt levels, as well as other factors, could limit future growth.

Asset Quality

Commercial lending is one of YNB’s most critical functions. While the most profitable part of our business is commercial lending, the risk and complexity of that business is also the greatest. Through our lending and credit functions we continuously review our loan portfolio for credit risk. Nonperforming assets increased $5.5 million or 29.7% to $24.1 million at June 30, 2006, compared to $18.6 million at December 31, 2005. Nonperforming assets were 0.80% of total assets at June 30, 2006, compared to 0.63% at December 31, 2005. The increase in nonperforming assets was primarily due to a $10.0 million line of credit made to Mr. Solomon Dwek that was classified as nonaccrual in the second quarter of 2006. Partially offsetting this increase was a reduction in nonperforming loans resulting from charge offs and, to a lesser extent, payments on nonaccrual loans.

The following table sets forth nonperforming assets in our loan portfolio by type at June 30, 2006, December 31, 2005 and June 30, 2005.

(in thousands)	6/30/2006	12/31/2005	6/30/2005
Nonaccrual loans:
Commercial real estate	$4,286	$5,762	$1,377
Commercial and industrial	16,480	9,899	5,281
Residential	2,042	1,588	45
Consumer	389	561	260
Total	23,197	17,810	6,963
Loans 90 days or more past due:
Residential	446	799	914
Consumer	-	4	40
Total	446	803	954
Total nonperforming loans	23,643	18,613	7,917
Other Real Estate	502	-	-
Total nonperforming assets	$24,145	$18,613	$7,917

Nonperforming loans consist of loans on a nonaccrual basis, loans whose terms have been restructured because of a deterioration in the financial condition of the borrower, and loans which are contractually past due 90 days or more as to interest or principal payments and have not been classified as nonaccrual. Nonperforming assets include nonperforming loans plus other real estate owned. There were no restructured loans for the periods presented.

Nonaccrual loans totaled $23.2 million or 1.14% of total loans at June 30, 2006, compared to $17.8 million or 0.90% of total loans at December 31, 2005. The primary reason for this increase was the $10.0 million line of credit to Mr. Dwek that became nonaccrual in the second quarter of 2006 and is discussed in more detail below. Excluding this one loan, nonaccrual loans would have declined by $4.6 million from the year-end 2005 level principally due to charge offs, transfers to other real estate and paydowns and resolutions on nonaccrual loans. Nonaccrual commercial and industrial loans accounted for 69.7% of our total nonperforming loans at June 30, 2006, compared to 53.2% at December 31, 2005.

Loans 90 days or more past due declined $357,000 or 44.5% to $446,000 at June 30, 2006, compared to $803,000 at year-end 2005. The decline resulted primarily from a decrease in residential loans 90 days or more past due.

As we previously reported in a current report on Form 8-K, filed with the SEC on July 26, 2006, the Bank has made several loans to Solomon Dwek and certain of his affiliates. Mr. Dwek and certain of his affiliates are parties to an action seeking to recover funds allegedly improperly transferred to Mr. Dwek from another financial institution. The Dwek court has appointed a fiscal agent to, among other things, monitor and preserve the value of the assets of Mr. Dwek and his affiliates.

We have twelve outstanding, secured loans to Mr. Dwek and certain of his affiliates. These loans total approximately $23.6 million in principal and as of the date of this report are performing and current. In accordance with the court proceedings, we submitted a claim for the aggregate principal amount of these loans. Eleven of these loans, totaling approximately $13.6 million in principal, are secured by tenanted, cash-flow producing, real estate collateral, the fair value of which we believe exceeds the principal and interest due. Pursuant to an order of the Dwek court, these eleven loans are performing and current. In addition, the court is receiving offers to purchase real estate collateral securing these loans. If any transaction is consummated, the loan secured by the subject real estate should be paid in full at that time.

The other loan, made personally to Mr. Dwek in the original principal amount of $10.0 million, is secured by a brokerage account consisting of publicly-traded securities, as well as a certificate of deposit held by the Bank. This loan is the subject of ongoing court proceedings and we have classified the entire loan as nonaccrual. In order to reduce the interest accruing and due monthly on this loan, the court approved an order to liquidate the collateral securities account, as well as a procedure for doing so, and the application of the proceeds to the amounts due under the loan. On August 4, 2006, the Bank received $7.1 million in proceeds from a partial liquidation of the securities account which were applied against the principal balance. We continue to have a security interest in the balance of the securities account and the certificate of deposit, as well as an unsecured claim against Mr. Dwek, with respect to the balance of the amounts due and owing from Mr. Dwek. We believe, based on information developed through the court proceedings, including sales of assets of Mr. Dwek and his affiliates to date, that certain assets will be available to satisfy all or a portion of the unsecured claims of creditors, including the unsecured claim of the Bank. Until this complex matter is resolved, there will be uncertainty regarding the extent of the assets available to pay unsecured claims. In addition, in the event that bankruptcy proceedings are initiated by or against Mr. Dwek and his affiliates, our ability to collect payments on all of these loans may be impaired.

Other real estate totaled $502,000 at June 30, 2006 resulting from the transfer of one loan relationship from nonaccrual status. We anticipate selling this asset before the end of 2006.

We believe that the sound credit culture in place and our strong credit risk administration, which includes strict underwriting standards, should result in an improved credit quality profile, which may include a decline in nonperforming assets and lower net charge offs in the second half of 2006. Factors beyond our control, such as adverse economic and business conditions, could adversely affect our credit quality profile, which would have a negative impact on our financial performance. Additionally, since the majority of our loans are backed by real estate collateral, if it were necessary to liquidate our real estate collateral during a period of reduced real estate values, earnings would be negatively impacted.

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

As part of this process, risk is measured by use of a matrix, which is customized to measure the risk of each loan type or pool. The reserve percentage assigned to each risk-rating category within each pool is determined quarterly from historical loan loss rates based on an eight quarter rolling trend using migration analysis. In addition, we use our judgment concerning the anticipated impact on credit quality of economic conditions, real estate values, interest rates and business activity. Allocations for the allowance for loan losses are determined after the review described above. At June 30, 2006, the following risk ratings were used for determining the allowance. Risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as minimal, modest, better than average, average and acceptable. Loans with acceptable risk were reserved at a range of 0.35% to 1.50%. Risk ratings of between 6 and 9 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard, doubtful or loss. Due to the higher level of risk, these loans were assigned a specific reserve or were reserved at a range of 3.75% to 100%. At June 30, 2006, there were no 9 rated loans. Residential mortgage loans were assigned an individual risk reserve percentage of up to 0.01% due to the strong secured nature of these loans and the low level of losses experienced historically. Consumer loans were assigned reserve percentages of 0.01% for the lowest risk to 4.49% for the highest risk depending on the extent and type of collateral.

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

The following table provides information regarding the allowance for loan losses for the three and six month periods ended June 30, 2006 and 2005.

	Three Months Ended		Six Months Ended
(in thousands)	6/30/2006	6/30/2005	6/30/2006	6/30/2005
Allowance balance, beginning of period	$22,392	$21,226	$22,703	$20,116
Charge offs:
Commercial and industrial	(1,120)	(1,571)	(3,684)	(1,859)
Commercial real estate	(100)	-	(188)	-
Consumer	(138)	(103)	(197)	(244)
Total charge offs	(1,358)	(1,674)	(4,069)	(2,103)
Recoveries:
Commercial and industrial	98	6	102	10
Residential	-	43	-	43
Consumer	158	19	204	54
Total recoveries	256	68	306	107
Net charge offs	(1,102)	(1,606)	(3,763)	(1,996)
Provision charged to operations	1,800	2,100	4,150	3,600
Allowance balance, end of period	$23,090	$21,720	$23,090	$21,720
Allowance for loan losses to total loans			1.13%	1.15%
Nonperforming loans to total loans			1.16	0.42
Net charge offs to average loans			0.38	0.22
Allowance for loan losses to nonperforming loans			97.66%	274.35%

At June 30, 2006, the allowance for loan losses totaled $23.1 million, an increase of $387,000 compared to $22.7 million at December 31, 2005. The ratio of the allowance for loan losses to total loans was 1.13% at June 30, 2006 compared to 1.15% at year-end 2005. In addition to using this ratio, we also measure the adequacy of the allowance for loan losses by the coverage ratio. The coverage ratio is the allowance for loan losses as a percentage of nonperforming loans. At June 30, 2006, this ratio was 97.66% compared to 121.97% at December 31, 2005. The decline in the coverage ratio is primarily due to the increase in nonaccrual loans caused by the Dwek relationship discussed in detail under “Asset Quality.” The $7.1 million paydown of one Dwek loan in August 2006 should positively impact our coverage ratio in the third quarter. It is our assessment, based on our judgment and analysis, that the allowance for loan losses was appropriate to the credit risk inherent in the loan portfolio at June 30, 2006.

Loans or portions of loans deemed uncollectible are deducted from the allowance for loan losses, while recoveries of amounts previously charged off, if any, are added to the allowance. Net loan charge offs were $3.8 million for the first half of 2006, compared to $2.0 million for the same period in 2005. The increase in net charge offs resulted primarily from one large commercial loan charge off and the low level of charge offs experienced in the first half of 2005. Net charge offs to average loans increased to 0.38% in the first half of 2006, compared to 0.22% for the same period in 2005. Annual net loan charge offs to average loans in 2005 was 0.42%.

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

	As of June 30, 2006			As of December 31, 2005
		Percent	Percent of		Percent	Percent of
	Reserve	of	loans to	Reserve	of	loans to
(in thousands)	Amount	Allowance	Total loans	Amount	Allowance	Total loans
Commercial real estate	$9,012	39.0%	53.6%	$9,028	39.8%	55.7%
Commercial and industrial	12,385	53.7	29.0	11,921	52.5	26.8
Residential	1,229	5.3	10.6	1,177	5.2	10.6
Consumer	464	2.0	6.8	577	2.5	6.9
Total	$23,090	100.0%	100.0%	$22,703	100.0%	100.0%

Federal funds sold and interest bearing deposits with banks

We use a number of short-term investment vehicles to invest excess funds. Short-term investment vehicles utilized include Federal funds sold and interest bearing deposits with correspondent banks. We have maintained adequate levels of overnight liquidity to meet potential loan demand and normal deposit fluctuations. At June 30, 2006, Federal funds sold and interest bearing deposits with banks totaled $74.8 million compared to $27.2 million at December 31, 2005. This increase in Federal funds sold and interest bearing deposits resulted primarily from cash flows from securities available for sale, a decline in cash and due from bank balances and deposit growth. We anticipate maintaining the necessary levels of Federal funds sold and interest bearing balances with banks to provide adequate liquidity.

Securities

The securities portfolio is comprised of high credit quality earning assets and is used to manage liquidity, interest rate risk and regulatory capital, and to take advantage of market conditions that create attractive returns on these securities. Securities totaled $793.8 million or 26.2% of total assets at June 30, 2006 compared to $830.7 million at December 31, 2005 or 28.1% of total assets. Agency named mortgage-backed securities (MBS) represented 47.9% of our total securities at June 30, 2006. Other than Federal Home Loan Bank stock, there are no securities in the name of one issuer exceeding 10% of stockholders’ equity, except for securities issued by United States government-sponsored agencies, including MBS, issued by FNMA and FHLMC. The securities portfolio has been structured to provide cash flows, which we have used primarily for funding commercial loan growth and retiring FHLB advances. The reduction in the securities portfolio in the first half of 2006 was due primarily to utilizing cash flows to enhance short-term liquidity and, to a lesser extent, an increase in the market depreciation of securities available for sale.

The following tables present the amortized cost and market value of our securities portfolios at June 30, 2006 and December 31, 2005.

Securities Available for Sale	June 30, 2006		December 31, 2005
	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value
U.S. Treasury Obligations	$4,029	$3,701	$4,030	$3,882
U.S. government - sponsored agencies	272,363	261,151	272,350	266,253
Mortgage-backed securities
Issued by FNMA/FHLMC	386,890	366,269	412,429	402,333
Issued by GNMA	12,864	12,762	11,486	11,293
Corporate obligations	18,862	18,503	18,557	19,161
Federal Reserve Bank Stock	4,156	4,156	3,851	3,851
Federal Home Loan Bank Stock	34,465	34,465	34,895	34,895
Total	$733,629	$701,007	$757,598	$741,668

Investment Securities	June 30, 2006		December 31, 2005
	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value
Obligations of state and political subdivisions	$91,215	$90,823	$87,339	$88,917
Mortgage-backed securities
Issued by FNMA/FHLMC	1,538	1,504	1,687	1,694
Total	$92,753	$92,327	$89,026	$90,611

The securities available for sale (AFS) portfolio decreased $40.7 million to $701.0 million from $741.7 million at December 31, 2005. The AFS portfolio represented 88.3% of total securities at June 30, 2006 and was principally comprised of MBS and agency-callable bonds. Securities are classified as available for sale if they may be sold in response to changes in interest rates, prepayment risk, our tax position, the need to increase regulatory capital ratios, liquidity needs or other factors. AFS securities are reported at market value, with unrealized gains and losses, net of income tax, recognized in stockholders’ equity. The unrealized loss on securities available for sale increased to $19.3 million, net of tax, compared to $10.4 million at December 31, 2005, reflecting the increase in market interest rates in the first half of 2006. We anticipate limited opportunities to sell securities at gains based on the current interest rate environment.

Investment securities are classified as held to maturity when we have the intent and ability to hold these securities to maturity. Securities held to maturity are carried at amortized cost or book value. These securities totaled $92.8 million at June 30, 2006, compared to $89.0 million at December 31, 2005. The increase in investment securities was primarily due to a $3.7 million increase in the municipal bond portfolio. Municipal bonds increased to $91.2 million at June 30, 2006 from $87.3 million at December 31, 2005. Municipal bonds were purchased to manage our overall effective tax rate, provide protection against falling interest rates and enhance the tax equivalent yield on the portfolio. We expect to continue to purchase additional municipal bonds for these reasons in 2006, subject to liquidity needs.

We evaluate all securities with unrealized losses quarterly to determine whether the loss is other than temporary. At June 30, 2006, management determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses and the performing nature of these securities. We believe that the unrealized losses in the securities portfolios were caused primarily by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on MBS.

Our 2006 investment strategy, which includes duration targets, portfolio size, and composition, has continued to evolve as the overall interest rate position of our balance sheet has changed. In the second quarter the composition of our commercial loan portfolio shifted to a more fixed rate profile. With our increasing risk to higher interest rates at June 30, 2006, pending liquidity considerations, future purchases will generally have shorter-weighted average lives, durations or maturity dates. We continually review and reposition the securities portfolios to adjust for current or anticipated interest rate and yield curve levels. Based on asset and liability objectives, funding commercial loans and the relative flatness of the yield curve, we believe there will be limited or no portfolio growth in the second half of 2006.

Deposits

Deposits represent our principal funding source. Our focus in 2006 continues on expanding our geographic footprint, strengthening our brand image, as well as marketing new products and services to attract lower cost core deposits, which should enable us to more effectively manage our cost of funds. The continued successful execution of our retail strategy, we believe contributes to increasing the value of our franchise. Since December 2004, we have opened seven new branches that as of June 30, 2006 have generated approximately $76.0 million in deposits. The success of recent new branches is reflected in these results. Our new branch in Morrisville, Bucks County Pennsylvania, which opened in December 2005, already had $15.6 million in deposits at June 30, 2006. In less than six months of operation, our first branch in Ocean County, New Jersey in Cream Ridge had $8.9 million in deposits at June 30, 2006. In the second quarter of 2006 we opened our fourth branch in Hunterdon County in Ringoes followed by our fifth branch in Hunterdon in the town of Whitehouse Station. In the first quarter of 2006 we introduced our Simply Better Money Market product, which completes our suite of Simply Better deposit products. Our Simply Better Money Market product has been our primary core deposit funding product in 2006. Bringing our relationship driven brand of banking to new markets and neighborhoods is a critical factor in attracting a lower cost, diversified deposit base to fund our loan growth. In addition to the branches already opened in 2006, we have the potential of opening three additional branches before year-end. We are currently seeking OCC approval for branches in Lawrence Township in Mercer County and Skillman in Somerset County and we are also looking to open new branches in Middlesex County in Woodbridge and North Brunswick. The generation of in market deposits is preferable to the use of wholesale funding vehicles, such as FHLB advances, and other higher cost funding alternatives.

Total deposits increased $74.3 million to $2.05 billion at June 30, 2006 from $1.97 billion at December 31, 2005. Growth in money market balances and other time deposits was offset by declines in all other deposit types. We continued to experience strong competition for deposits during the first half of 2006. The continued increase in short term rates resulted in a marked increase in certificate of deposit rates in the first six months of 2006.

With the introduction of our Simply Better Money Market deposit product at an interest rate higher than our Simply Better Savings and Checking products, we have seen our customers shift deposits from these lower yielding accounts to the higher yielding Simply Better Money Market. This shift was the primary factor in the $98.5 million decline in Simply Better Savings, which resulted in a $105.4 million decline in savings deposits during the first half of 2006. To a lesser extent, we experienced a similar shift of Simply Better Checking balances and this shift was the primary factor for the decline in interest bearing balances in the first half of 2006. We believe these trends could continue into the second half of 2006 based on the current interest rate environment.

The following table provides information concerning YNB’s deposit base at June 30, 2006 and December 31, 2005.

(in thousands)	6/30/2006	12/31/2005
Non-interest bearing demand deposits	$215,373	$232,269
Interest bearing demand deposits	332,417	375,630
Money market deposits	442,031	254,721
Savings deposits	193,064	298,508
Certificates of deposit of $100,000 or more	245,863	253,793
Other time deposits	618,235	557,796
Total	$2,046,983	$1,972,717

Interest bearing demand deposits decreased $43.2 million or 11.5% to $332.4 million at June 30, 2006 from $375.6 million at year-end 2005. The decline in interest bearing demand deposits is primarily due to the $39.5 million decrease in Simply Better Checking balances. Surrogates’ deposits (i.e., Intermingled Minors Trust Funds) increased $12.1 million from December 31, 2005 to $97.8 million at June 30, 2006 reflecting our successful bidding on these deposits. Approximately $82.5 million of these deposits will be up for competitive bid in December 2006.

Money market balances increased $187.3 million or 73.5% to $ 442.0 million at June 30, 2006, compared to $254.7 million at December 31, 2005. The primary factor for this increase was our popular Simply Better Money Market product. This tiered account pays a competitive rate of interest, and in the first half of 2006, attracted new customers to the Bank. At June 30, 2006, we had $201.9 million in Simply Better Money Market balances. Partially offsetting this growth was a $21.4 million decrease in money market balances acquired from Reserve Funds, which are priced at a premium over the Federal funds rate. Reserve Funds are money market balances acquired through an independent third party intermediary. At June 30, 2006, funds obtained from Reserve Funds totaled $46.9 million. These funds have been used to support commercial loan growth and improve liquidity. Strategic objectives will determine the continued use of this source of funds in the future.

Savings deposits decreased $105.4 million or 35.3%, to $193.1 million at June 30, 2006, compared to $298.5 million at December 31, 2005. The primary reason for this decline was the decline in Simply Better Savings balances to $128.1 million at June 30, 2006, compared to $226.6 million at December 31, 2005. We believe this shift of funds out of Simply Better Savings into Simply Better Money Market, and to a lesser extent, certificates of deposit, will continue, resulting in the cost of core deposits increasing.

We market our CDs through our branch network, through a computer-based service provided by an independent third party, which enables us to place CDs nationally, and through CD brokers on a very selected basis. There were no brokered CDs outstanding at June 30, 2006. Total time deposits, which include CDs of $100,000 or more and other time deposits, increased $52.5 million to $864.1 million at June 30, 2006 from $811.6 million at December 31, 2005. The net increase resulted principally from an increase of $52.8 million due to CD marketing campaigns conducted during the second quarter of 2006. At June 30, 2006 we had approximately $43.5 million in CDs obtained through the computer-based service previously mentioned compared to $41.3 million at December 31, 2005. As interest rates have increased, the cost of CDs obtained through this service have become significantly more expensive then those obtained in our markets. At June 30, 2006 total CDs represented 42.2% of our total deposit base compared to 41.1% at December 31, 2005. We believe that with interest rates moving higher, the popularity of certificates of deposit will continue to increase in the market place and CDs will increase as a percentage of our deposit base. If our loan growth increases, we would anticipate funding that growth with both our Simply Better Money product and certificates of deposits.

Non-interest bearing demand deposits decreased $16.9 million or 7.3% to $215.4 million at June 30, 2006, compared to $232.3 million at December 31, 2005. This decline reflects a decrease in business checking balances in the first half of 2006. We believe this decline is representative of businesses’ desire to actively manage their money through our broad base of business deposit alternatives and does not reflect the loss of business relationships. Increasing non-interest bearing demand balances remains an important part of our strategy to manage our cost of funds.

It is our strategy to fund earning asset growth with deposits. To achieve this goal, we will continue to execute our retail strategy in order to attract lower cost core deposits. We believe this will contribute to a stable net interest margin in the near term and increased levels of net interest income. To realize these benefits we will continue to open branches in new markets, while introducing our products and broad range of banking services. The continued increase in interest rates in the first half of 2006, combined with sharply higher competition for deposits, has been the primary factor in limiting our ability to increase our net interest margin. In addition, should a greater part of our deposit base be in higher cost time deposits and other higher cost alternative funding sources we would anticipate additional pressures on achieving our net interest income and net interest margin objectives in 2006.

Borrowed Funds

We continue to utilize borrowed funds as a secondary funding source for earning assets as well as for asset and liability management, and liquidity purposes. Borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances. Borrowed funds totaled $770.2 million at June 30, 2006, a decrease of $10.9 million from the $781.0 million outstanding at December 31, 2005. The decrease was primarily due to a decline in FHLB advances outstanding. With our focus on increasing core deposits to fund our asset growth, we anticipate that borrowed funds will be a less important source of funding for YNB in the future. At June 30, 2006, borrowed funds, excluding subordinated debentures, declined to 23.4% of total assets compared to 24.3% at year-end 2005. Within approved policy guidelines, we may use borrowed funds as an alternative funding source or to meet desired business, asset and liability, or liquidity objectives.

We had FHLB advances outstanding of $694.0 million at June 30, 2006 a decrease of $10.0 million from the year-end 2005 level of $704.0 million and $56.0 million lower than the balance at June 30, 2005. Callable borrowings, primarily FHLB advances, totaled $700.0 million or 90.9% of total borrowed funds at June 30, 2006. Callable borrowings have original terms of five to ten years and are callable after periods ranging from three months to five years. At June 30, 2006, YNB had $690.0 million in callable borrowings with call dates of one year or less. Based on June 30, 2006 interest rate levels, we anticipate there will be $204.0 million in advances called in the next twelve months and an additional $10.0 million in advances called beyond twelve months. Further, as rates have increased, the likelihood of additional advances being called in 2006 and 2007 have also increased. We retired $10.0 million in called advances in the second quarter and already have retired an additional $20.0 million of called advances in July 2006. Subject to our liquidity needs, our goal is to retire callable advances as they are called. However, we do not anticipate having adequate liquidity to retire all of the advances which may be called if rates continue to rise. If we do need to replace called advances with new borrowings, we expect those borrowings would either be floating rate or have maturity terms of less than two years. The callable advance portfolio exposes YNB to interest rate risk primarily in a declining interest rate environment. Replacing these advances with either floating or shorter term advances helps to offset this existing risk position. We are also analyzing strategies to change the pricing characteristics of our fixed rate convertible advances using interest rate swaps or floors. We will base our decisions regarding the use of these products on several factors including our view of future interest rates and asset and liability management objectives.

Subordinated Debentures (Trust Preferred Securities)

At June 30, 2006 there were $62.9 million in subordinated debentures outstanding, unchanged from December 31, 2005, which supported payment of $1.9 million in equity securities and $61.0 million in trust preferred securities. All of the $61.0 million in trust-preferred securities qualified as Tier 1 capital at June 30, 2006. Currently the amount of trust-preferred securities qualifying as Tier 1 capital is limited to 25% of all Tier 1 capital.

Regulatory Capital

We are subject to risk-based capital standards under Federal banking regulations. These banking regulations relate a company’s regulatory capital to the risk profile of its total assets and off-balance sheet items, and provide the basis for evaluating capital adequacy. Under these standards, assets and certain off-balance sheet items are assigned to broad risk categories each with applicable weights. Typically, risk based capital standards require both the bank and the holding company to have Tier 1 capital of at least 4%, and total capital (including Tier 1 capital) of at least 8%, of total risk-adjusted assets. Our bank and holding company are also subject to leverage ratio requirements. The leverage ratio measures Tier 1 capital to adjusted quarterly average assets. Typically the minimum leverage ratio requirement is 4%.

Stockholders’ equity at June 30, 2006 totaled $178.5 million, an increase of $1.0 million from the $177.5 million at December 31, 2005. The increase in stockholders’ equity for the first six months of 2006 was primarily due to an increase in undivided profits and common stock, partially offset by an increase in other comprehensive loss due to an increase in the unrealized loss on securities available for sale.

A more detailed breakdown of the change in stockholders’ equity is set forth below:

(i)	YNB earned net income of $10.2 million and declared and paid cash dividends of $2.5 million for the six months ended 2006.

(ii)

The net unrealized loss on securities available for sale was $19.3 million at June 30, 2006 compared to a net unrealized loss of $10.4 million at December 31, 2005. The increase in the unrealized loss resulted in a $8.9 million decrease in stockholders’ equity.

(iii)

Proceeds and related tax benefits of $1.6 million were received from the exercise of stock options and $205,000 was received in reinvested dividends and optional purchases associated with our Dividend Reinvestment and Stock Purchase Plan. We also recorded a $149,000 related stock option expense and $6,000 to increase common stock associated with the fair market value adjustment related to the allocation of shares to employee accounts in our ESOP.

(iv)	Unallocated ESOP shares decreased by $281,000 to $2.0 million at June 30, 2006 from $2.3 million at December 31, 2005.

The table below presents the actual capital amounts and ratios of Yardville National Bancorp (the “Holding Company”) and The Yardville National Bank (the “Bank”) at June 30, 2006 and December 31, 2005. We experienced improvement in the regulatory capital ratios at both the Bank and the Holding Company as capital levels increased, while asset growth remained modest.

	Amounts		Ratios
(amounts in thousands)	6/30/2006	12/31/2005	6/30/2006	12/31/2005
Risk-based capital:
Tier 1:
Holding Company	$257,256	$247,195	10.9%	10.8%
Bank	233,934	226,114	9.9	9.9
Total:
Holding Company	$280,346	$269,898	11.9%	11.8%
Bank	257,024	248,817	10.9	10.9
Tier1 leverage:
Holding Company	$257,256	$247,195	8.6%	8.3%
Bank	233,934	226,114	7.9	7.6

Under capital adequacy guidelines, a well capitalized financial institution must maintain a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of 6% and a leverage ratio of at least 5%. While we meet all the ratio requirements to be well capitalized, our agreement with the OCC results in the Bank no longer being considered well capitalized for certain regulatory purposes. This capital category may not, however, constitute an accurate representation of the Bank’s general financial condition or prospects. In addition, under the agreement, the Bank has to achieve and maintain a total risk based capital ratio of at least 10.75%, a Tier 1 risk based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. We were in compliance with all required capital ratios at June 30, 2006. We believe the combination of controlled asset growth and solid financial performance in 2006 should allow us to continue to exceed all applicable minimum capital requirements.

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

At June 30, 2006, the cumulative one-year gap was a negative $270.4 million or 8.9% of total assets compared to a negative $70,000 or 0.0% of total assets at December 31, 2005. The combination of several factors resulted in our gap position becoming more negative. These factors included an increase in fixed rate loans with maturity dates of over one year, floating rate loans that have reached their caps, an increase in certificates of deposits with remaining terms of one year or less and borrowed funds with in the money calls of one year or less. We believe that allowing the gap position to become negative better positions YNB for stable or declining rates but has increased our exposure to rising rates. While we anticipate that the Federal Reserve will continue to raise interest rates in the third quarter of 2006, we also believe the increasing interest rate cycle is nearing an end, creating increased uncertainty regarding future movement in rates.

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

The following table sets forth the estimated change in net interest income from the base case scenario for a 12- and 24-month period based on our June 30, 2006 balance sheet:

Changes in market interest rates	Percentage Change in Net Interest Income
(in basis points)	Next 12 months	Next 24 months
As of: June 30, 2006
+200	-2.2%	-17.0%
Flat	--	--
-200	-1.6%	-15.6%

As of: December 31, 2005
+200	2.0%	-8.1%
Flat	--	--
-200	-2.7%	0.5%

The results of our simulation analysis suggest that the greater risk to our net interest income has shifted from falling rates to rising rates. At the same time, the variance of outcomes as measured by the percentage change in net interest income over the next twelve months has narrowed at June 30, 2006, compared to December 31, 2005, which indicates an overall lower level of risk in the twelve month time horizon. Our interest rate risk exposure in year one and two are discussed below.

The change in our one-year risk profile, as measured by our simulation analysis, resulted from an increase in fixed rate loans combined with certain floating rate loans that are either at their caps or would reach their caps as rates increased. This lengthening of the repricing characteristics of our loan portfolio increases risk as rates rise but provides risk reduction as rates decline. On the liability side of the balance sheet, the growth in Simply Better Money Market balances, a more interest rate sensitive product than other nonmaturity deposits types, and the lower duration of our FHLB portfolio has resulted in a shortening of the repricing characteristics on the liability side. Partially offsetting this reduction was an increase in certificates of deposit with maturity dates of more than one year. This change in the repricing characteristics of our liabilities has increased our risk exposure to rising rates, particularly in year two. The combination of the lengthening of asset repricing characteristics and the shortening of liability repricing characteristics results in increased exposure to rising rates and a decrease in our exposure to falling rates.

The changes in our year two profile are the result of the same factors as discussed above plus the impact of callable FHLB advances. The variances increased compared to year one results as FHLB advances that are called over the next two years are reinvested at either higher or lower rates in effect. While our interest rate risk exposure to rising rates in year two is outside of policy guidelines, we believe we have several quarters to reduce this exposure and have many options to do so. These include shortening the repricing characteristics of our earning assets through either loans or investments. On the liability side, we could lengthen our liabilities by attracting certificates of deposit with terms of over one year. In addition, as FHLB advances are called, we can either retire them or replace them with FHLB advances with longer terms and less optionality.

There are several factors that could limit our ability to manage our interest rate risk to rising rates as measured by our simulation analysis. First, our modeling assumes core deposit rates increase at a slower pace than overall interest rates. To the extent that we are required to increase our core rates faster than our model assumptions, due to market competition or funding needs, our risk to rising rates could be higher. In addition, approximately $199.3 million in floating rate commercial loans, tied to the prime rate of interest, have interest rate caps. The weighted average cap rate is 7.82% and the caps have a weighted average life of 34 months. If rates rise above the cap levels, these loans will become fixed rate loans. At June 30, 2006, floating rate commercial loans that had reached their caps totaled approximately $177.0 million.

We measure longer-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting future cash flows from our current assets and liabilities over a long time horizon, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon. The following table lists the percentage change in EVE with a plus or minus 200 basis point rate shock at June 30, 2006 and December 31, 2005.

Changes in market interest rates
in basis points	Percentage Change in EVE
(Rate Shock)	6/30/06	12/31/05
+200	-21%	-16%
-200	-1%	-14%

At June 30, 2006, our longer-term interest rate risk as measured by the percentage change in EVE, increased in the plus 200 basis point (bp) rate shock and declined in the minus 200 bp rate shock. Both results are within our policy risk limit of –25% at June 30, 2006. The increased risk in the plus 200 bp rate shock was due to the shorter pricing characteristics of the FHLB portfolio, an increase in fixed rate loans partially offset by a smaller investment portfolio and the longer maturity schedule of the CD portfolio. The reduction in risk in the minus 200 bp rate shock resulted from the shorter repricing characteristics of the FHLB portfolio and the longer repricing characteristics of both investments and loans.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2006. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

As previously disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005, and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2006, we are party to an action commenced by certain shareholders of the Company, namely Seidman and Associates, LLC, Lawrence B. Seidman and Dennis Pollack, in the Superior Court of New Jersey, Chancery Division, Passaic County. There were no material developments in the action during the second quarter of 2006.

On May 3, 2006, PNC Bank, National Association, commenced an action against Mr. Dwek and certain of his affiliates in the Superior Court of New Jersey, Chancery Division, Monmouth County (PNC Bank, National Assoc. vs. Solomon Dwek et al., Docket No.: Mon-C-133-06), to recover funds allegedly improperly transferred to Mr. Dwek from PNC. While we are not a party to this action, the loans we have made to Mr. Dwek and certain of his affiliates, as well as the collateral securing those loans, are affected by the proceedings in this action. For further discussion, see “Asset Quality” in Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in this report.

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

Not Applicable.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Securities Holders

The 2006 annual meeting of shareholders of the Company was held on May 3, 2006.

Set forth below are the names of the three nominees elected to serve as directors of the Company until the 2009 annual meeting of shareholders, together with the number of votes cast for, and withheld from, each such nominee:

	For	Withheld
Samuel D. Marrazzo	5,639,629	106,202
Louis R. Matlack, Ph.D.	5,643,127	102,704
George D. Muller	5,647,127	98,704

Set forth below are the names of the other director nominees, together with the number of votes cast for, and withheld from, each such nominee:

	For	Withheld
Harold Schechter	3,572,322	64,026
Dennis Pollack	3,624,042	12,306
Patrick Robinson	3,571,739	64,609

The following directors’ terms continued beyond the annual shareholders meeting:

James E. Bartolomei	Elbert G. Basolis, Jr.
Jay G. Destribats	Anthony M. Giampetro, M.D.
Gilbert W. Luggossy	Patrick M. Ryan
Martin Tuchman	F. Kevin Tylus
Christopher S. Vernon	Robert L. Workman

Item 5: Other Information

Not Applicable.

Item 6: Exhibits.

The exhibits filed or incorporated by reference as part of this report are listed in the Index to Exhibits which appears at page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YARDVILLE NATIONAL BANCORP (Registrant)
Date: August 9, 2006	By: Stephen F. Carman Stephen F. Carman Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Amendment to Second Amended and Restated Supplemental Executive Retirement Plan of Yardville National Bank
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Vice President and Treasurer

E-1