Form 10-Q
period 2006-09-30
YARDVILLE NATIONAL BANCORP
filed 2006-11-09
CIK 787849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from

Commission File Number: 0-26086

______________

YARDVILLE NATIONAL BANCORP

(Exact name of registrant as specified in its charter)

______________

22-2670267

(IRS Employer Identification No.)

New Jersey

(State or other jurisdiction of incorporation or organization)

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

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 6, 2006 the following class and number of shares were outstanding:

Common Stock, no par value	11,049,065
Class	Number of shares outstanding

INDEX

YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

PART I	FINANCIAL INFORMATION	PAGE NO.
Item 1.	Financial Statements (unaudited)

Consolidated Statements of Condition
September 30, 2006 (unaudited) and December 31, 2005	3

Consolidated Statements of Income
Three and nine months ended September 30, 2006 and 2005 (unaudited)	4

Consolidated Statements of Cash Flows
Nine months ended September 30, 2006 and 2005 (unaudited)	5

Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of
Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	38

PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	39

Item 1A	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information	40

Item 6.	Exhibits	40

Signatures	41

Index to Exhibits	E-1

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Condition

(in thousands, except share data)	(Unaudited) September 30, 2006	December 31, 2005
Assets:
Cash and due from banks	$30,656	$52,686
Federal funds sold	26,465	10,800
Cash and Cash Equivalents	57,121	63,486
Interest bearing deposits with banks	67,544	16,408
Securities available for sale	707,239	741,668
Investment securities (market value of $ 97,434 in 2006 and $90,611 in 2005)	95,509	89,026
Loans	1,995,003	1,972,840
Less: Allowance for loan losses	(22,380)	(22,703)
Loans, net	1,972,623	1,950,137
Bank premises and equipment, net	11,697	11,697
Other real estate	502	—
Bank owned life insurance	49,168	46,152
Other assets	42,250	38,157
Total Assets	$3,003,653	$2,956,731
Liabilities and Stockholders’ Equity:
Deposits
Non-interest bearing	$216,746	$232,269
Interest bearing	1,815,459	1,740,448
Total Deposits	2,032,205	1,972,717
Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	674,000	704,000
Subordinated debentures	62,892	62,892
Obligation for Employee Stock Ownership Plan (ESOP)	1,828	2,250
Other	1,221	1,870
Total Borrowed Funds	749,941	781,012
Other liabilities	29,111	25,544
Total Liabilities	$2,811,257	$2,779,273
Stockholders’ equity:
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common stock: no par value
Authorized 20,000,000 shares
Issued 11,213,510 shares in 2006 and 11,095,331 shares in 2005	107,682	105,122
Surplus	2,205	2,205
Undivided profits	97,659	85,896
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(1,828)	(2,250)
Accumulated other comprehensive loss	(10,162)	(10,355)
Total Stockholders’ Equity	192,396	177,458
Total Liabilities and Stockholders’ Equity	$3,003,653	$2,956,731
See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005	2006	2005
INTEREST INCOME:
Interest and fees on loans	$38,062	$32,785	$110,790	$92,704
Interest on deposits with banks	679	397	1,245	748
Interest on securities available for sale	8,833	9,315	26,637	27,485
Interest on investment securities:
Taxable	22	26	71	82
Exempt from Federal income tax	1,044	957	3,079	2,761
Interest on Federal funds sold	241	274	521	576
Total Interest Income	48,881	43,754	142,343	124,356
INTEREST EXPENSE:
Interest on savings account deposits	7,061	5,632	20,182	15,082
Interest on certificates of deposits $100,000 or more	2,886	1,983	7,670	4,576
Interest on other time deposits	7,176	4,296	19,139	11,182
Interest on borrowed funds	9,177	9,737	27,873	28,557
Interest on subordinated debentures	1,411	1,217	4,077	3,480
Total Interest Expense	27,711	22,865	78,941	62,877
Net Interest Income	21,170	20,889	63,402	61,479
Less provision for loan losses	2,125	2,100	6,275	5,700
Net Interest Income After Provision for Loan Losses	19,045	18,789	57,127	55,779
NON-INTEREST INCOME:
Service charges on deposit accounts	736	762	2,172	2,110
Securities gains, net	-	274	-	750
Income on bank owned life insurance	454	451	1,315	1,255
Other non-interest income	524	555	1,681	1,571
Total Non-Interest Income	1,714	2,042	5,168	5,686
NON-INTEREST EXPENSE:
Salaries and employee benefits	7,425	7,439	22,648	21,302
Occupancy expense, net	1,581	1,244	4,376	3,619
Equipment expense	794	751	2,446	2,284
Other non-interest expense	3,586	3,499	11,600	9,826
Total Non-Interest Expense	13,386	12,933	41,070	37,031
Income before income tax expense	7,373	7,898	21,225	24,434
Income tax expense	2,045	2,546	5,672	7,833
Net Income	$5,328	$5,352	$15,553	$16,601
EARNINGS PER SHARE:
Basic	$0.49	$0.50	$1.43	$1.57
Diluted	0.47	0.48	1.37	1.51
Weighted average shares outstanding:
Basic	10,965	10,602	10,911	10,558
Diluted	11,345	11,050	11,314	11,011

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,553	$16,601
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,275	5,700
Depreciation	1,876	1,819
ESOP fair value adjustment	5	222
Stock option expense	159	-
Amortization of deposit intangible	153	153
(Accretion) and amortization on securities	(262)	72
Gain on sales of securities available for sale	-	(750)
Allocation of ESOP shares	422	283
Increase in other assets	(5,819)	(7,735)
Increase in other liabilities	3,568	4,471
Net Cash Provided by Operating Activities	21,930	20,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest bearing deposits with banks	(51,136)	18,462
Purchase of securities available for sale	(18,360)	(188,195)
Maturities, calls and paydowns of securities available for sale	51,781	110,732
Proceeds from sales of securities available for sale	-	75,264
Purchase of investment securities	(8,552)	(10,313)
Proceeds from maturities and paydowns of investment securities	2,087	756
Net increase in loans	(29,263)	(194,707)
Expenditures for bank premises and equipment	(1,876)	(1,931)
Net Cash Used by Investing Activities	(55,319)	(189,932)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, money market, and savings deposits	(14,903)	102,315
Net increase in certificates of deposit	74,391	101,926
Net decrease in borrowed funds	(31,071)	(18,414)
Proceeds from issuance of common stock	1,921	1,590
Tax benefit related to stock-based compensation	475	285
Dividends paid	(3,789)	(3,645)
Net Cash Provided by Financing Activities	27,024	184,057
Net (decrease) increase in cash and cash equivalents	(6,365)	14,961
Cash and cash equivalents as of beginning of period	63,486	38,884
Cash and Cash Equivalents as of End of Period	$57,121	$53,845
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$79,533	$61,207
Income taxes	5,127	11,838
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
Transfers from loans to other real estate, net of charge offs	$502	$650

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries

Notes to (Unaudited) Consolidated Financial Statements

Three and Nine Months Ended September 30, 2006

1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of condition and revenues and expenses for the periods. Actual results could differ significantly from those estimates and assumptions.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

The consolidated financial data as of and for the three and nine months ended September 30, 2006 include, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation at such dates and for such periods. The consolidated financial data for the interim periods presented is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2006.

A. Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiary, The Yardville National Bank, and the Bank’s wholly owned direct and indirect subsidiaries (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

B. Reclassification

Certain reclassifications have been made in the consolidated financial statements for prior periods to conform to the classification presented in 2006.

Critical Accounting Policies and Estimates

Note 1 to the Audited Consolidated Financial Statements incorporated in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2005, contains a summary of our significant accounting policies. We believe our policies with respect to the methodology for our determination of the allowance for loan losses and income taxes, are critical accounting policies. These policies are deemed critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies and their application are periodically discussed with the Audit Committee of the Company’s Board of Directors.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles (GAAP) under which we are required to maintain an adequate allowance for loan losses. The allowance for loan losses is determined based on our assessment of several factors. Those factors include reviews and evaluations of specific loans, current economic conditions, historical loan loss experience and the level of classified and nonperforming loans. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as losses inherent in our portfolio which are probable but not specifically identifiable.

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

Management believes that the allowance for loan losses is adequate to cover inherent losses in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey, and due to the factors described above. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. For additional information on the methodology for determining the allowance for loan losses see “Allowance for Loan Losses” in Management’s Discussion and Analysis later in this report.

We account for income taxes by recognizing the amount of taxes payable for the current year and deferred tax assets and liabilities for estimated future tax consequences, which require judgment of events that have been recognized in our consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our consolidated financial statements or results of operations.

2. Earnings Per Share

Weighted average shares for the basic net income per share computation for the three months ended September 30, 2006 and 2005 were 10,965,000 and 10,602,000, respectively. For the diluted net income per share computation, common stock equivalents of 380,000 and 448,000 are included for the three months ended September 30, 2006 and 2005, respectively. There were 58,000 common stock equivalents that were antidilutive for the three months ended September 30, 2006. There were no common stock equivalents that were antidilutive for the three months ended September 30, 2005.

Weighted average shares for the basic net income per share computation for the nine months ended September 30, 2006 and 2005 were 10,911,000 and 10,558,000, respectively. For the diluted net income per share computation, common stock equivalents of 403,000 and 453,000 are included for the nine months ended September 30, 2006 and 2005, respectively. Common stock equivalents that were antidilutive for the nine months ended September 30, 2006 and 2005 were 42,000 and 36,000, respectively.

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

The Company has three share-based compensation plans under which incentive and nonqualified stock options and restricted stock may be granted periodically to certain employees and directors. The options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant, vest based on continued service with the Company for a specified period, generally five years with a maximum term of ten years for employees. Options under the plan for non-employee directors vest immediately and typically have five-year terms. While the Company has a plan that allows for the granting of restricted stock, no restricted stock has been granted from the plan as of September 30, 2006.

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

(in thousands, except per share amounts)	Three months Ended September 30, 2005	Nine months Ended September 30, 2005
Net income as reported:	$5,352	$16,601
Deduct: Total stock-based employee compensation expense determined under
fair value methods for all awards, net of related tax effects	84	449
Pro forma net income	$5,268	$16,152

Earnings per share:
Basic:
As reported	$0.50	$1.57
Pro forma	0.50	1.53
Diluted:
As reported	$0.48	$1.51
Pro forma	0.48	1.47

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The table below lists the weighted average assumptions used for grants in the nine months ended September 30, 2006 and 2005.

	Nine months Ended September 30,
	2006	2005
Number of options granted	42,000	52,000
Expected annual dividend rate ($)	0.46	0.46
Risk free rate (%)	5.0	4.0
Expected average option life (yrs)	3.2	7.0
Expected volatility (%)	23.4	31.3
Fair value of options granted ($)	5.65	9.02

The Company did not grant any options in the third quarter of 2006 or 2005. The Company granted 42,000 options in the second quarter of 2006 and did not grant any options in the first quarter. The options granted consisted of 30,000 options granted to non-employee directors that vested immediately and 12,000 granted to employees that vest over five years. The expense on the directors’ options was $144,000 and was expensed immediately. The year to date total expense on options was $159,000. For the third quarter of 2006 option related expense was $10,000. At September 30, 2006, there was $79,000 in unamortized option expense that will be expensed over the next five years.

4. Comprehensive Income

Below is a summary of comprehensive income for the three and nine months ended September 30, 2006 and 2005.

	Three months Ended September 30,
(in thousands)	2006	2005
Net Income	$5,328	$5,352
Other comprehensive income
Net change in unrealized gain (loss) for the period, net of tax	9,134	(6,588)
Less reclassification of realized net gain on sale of securities
available for sale, net of taxes	--	178
Holding gain (loss) arising during period, net of tax and reclassification	9,134	(6,766)
Total comprehensive income (loss)	$14,462	$(1,414)

	Nine Months Ended September 30,
(in thousands)	2006	2005
Net Income	$15,553	$16,601
Other comprehensive income
Net change in unrealized gain (loss) for the period, net of tax	193	(6,203)
Less reclassification of realized net gain on sale of securities
available for sale, net of taxes	--	488
Holding gain (loss) arising during period, net of tax and reclassification	193	(6,691)
Total comprehensive income	$15,746	$9,910

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

The following table summarizes activity with respect to such loans:

	Nine Months Ended September 30,
(in thousands)	2006	2005
Balance as of beginning of period	$71,333	$63,273
Additions	9,232	11,788
Reductions	38,065	7,028
Balance as of end of the period	$42,500	$68,033

None of these loans were past due or on nonaccrual status as of September 30, 2006 or September 30, 2005.

In addition, the Company has had, and expects in the future to have, other transactions in the ordinary course of business with a number of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended September 30, 2006 other than what is listed below.

On September 15, 2006 the Bank entered into a lease for its Cream Ridge branch with Vernon Holdings 101837, LLC, as landlord for the lease of certain premises located in the Cream Ridge Mews Shopping Center, in Cream Ridge, Plumsted Township, New Jersey. Upon the commencement of this lease, the Bank’s lease for the temporary branch at the same site was terminated. Christopher S. Vernon, a director of the Company and the Bank, has an ownership interest in Vernon Holdings 101837, LLC. The Bank determined that the lease is on terms at least as favorable as those available from third parties and the lease was approved by the Audit Committee.

The lease provides for an initial term of ten years and two options for renewal of five years each. During the first year of the lease, the Bank is obligated to pay monthly fixed rent of $6,250. In each of the subsequent lease years during the initial term, the fixed rent will increase in proportion to the Consumer Price Index and in each lease year during any renewal period, will increase by three percent. Throughout the initial term and any renewal terms, the Bank shall be obligated to pay or reimburse the landlord for all real estate taxes and insurance premiums allocated to the leased premises, as well as utilities and maintenance expenses.

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

The following table details the interest rate swaps and associated hedged liabilities outstanding as of September 30, 2006 and December 31, 2005:

As of: September 30, 2006
(dollars in thousands)	Hedged	Notional	Swap Fixed	Swap Variable
Maturity	Liability	Amounts	Interest Rates	Interest Rates
Pay Floating Swaps
2006	Time deposits	$45,000	3.10%	5.35%

As of: December 31, 2005
(dollars in thousands)	Hedged	Notional	Swap Fixed	Swap Variable
Maturity	Liability	Amounts	Interest Rates	Interest Rates
Pay Floating Swaps
2006	Time deposits	$125,000	2.73% - 3.10%	4.31% - 4.42%

During 2004, the Company issued two-year fixed-rate certificates of deposit to fund loan growth and generate liquidity. In conjunction with the certificate of deposit issuance, the Company entered into $125.0 million in pay floating swaps designated as fair value hedges that were used to convert fixed rate two year final maturity time deposits to variable rates indexed to one month and three month LIBOR, based on common notional amounts and maturity dates. These swap transactions, which began to mature in May 2006, will all mature during 2006. During the third quarter, $60.0 million of these swap transactions matured. The pay floating swaps changed the repricing characteristics of the certificates of deposit from fixed rate to floating rate. The result is a better match between the repricing characteristics of these certificates of deposit with floating rate commercial loans the Company made in 2004. These transactions increased interest expense by approximately $1.4 million in the first nine months of 2006 and by approximately $75,000 for the same period in 2005. For the three months ended September 30, 2006 and 2005 these swap transactions increased interest expense by $332,000 and $183,000, respectively. The amount of hedge ineffectiveness, recorded in non-interest expense in the Consolidated Statements of Income, on these transactions for the nine months ended September 30, 2006 was less than $1,000. The fair value of the pay floating swaps outstanding at September 30, 2006 was $168,000 compared to $1.4 million at December 31, 2005 and was recorded in Other Liabilities in the Consolidated Statements of Condition.

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

Among other things, the agreement requires the Bank to achieve and maintain a total risk based capital ratio of at least 10.75%, a Tier 1 risk based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. As a result of an $8.7 million private offering of the Company’s common stock completed in November 2005, of which substantially all of the proceeds were contributed to the Bank, we were in compliance with all required capital ratios at December 31, 2005 and September 30, 2006. In the first, second and third quarters of 2006, the OCC approved the payment of a dividend from the Bank to the Holding Company. The Bank has sent a request to the OCC to pay its fourth quarter dividend to the Holding Company, and anticipates approval based on its earnings and compliance with all capital requirements.

Under the agreement, the Bank will not be deemed to be “well capitalized” for certain regulatory purposes. Such capital category may not, however, accurately represent the Bank’s general financial condition or prospects. In addition, as a result of this agreement the Company has elected to decertify as a financial holding company under the Bank Holding Company Act. The Company is not engaged in any activities for which it is required to be a financial holding company.

In January 2006, the Company received a supervisory letter from its primary regulator the Federal Reserve Bank of Philadelphia. That letter requires that the Company obtain prior approval before declaring and paying dividends to shareholders. The Federal Reserve Bank of Philadelphia has approved the first, second and third quarter dividend payments to shareholders. In the fourth quarter, the Company has requested the Federal Reserve Bank of Philadelphia for approval of its fourth quarter dividend to shareholders, and we anticipate approval of this request.

8. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48, Accounting for Income Tax Uncertainties (FIN 48). FIN 48 supplements Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109), by defining the threshold for recognizing tax benefits in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority. The benefit recognized for a tax position that meets the “more-likely-than-not” criterion is measured based on the largest benefit that is more than 50% likely to be realized, taking into consideration the amounts and probabilities of the outcome upon settlement. We will adopt FIN 48 on January 1, 2007, as required. Any necessary adjustments must be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. We are currently in the process of identifying the impact of this guidance on our consolidated financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. FAS 157 is effective for the year beginning January 1, 2008, with early adoption permitted on January 1, 2007. We are currently evaluating if we will choose to adopt FAS 157 early, on January 1, 2007. We do not expect the adoption of FAS 157 will have a material effect on our consolidated financial statements.

Also in September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of FASB Statements No. 87, 88, 106, and 132R, requiring an employer to recognize on its balance sheet the funded status of pension plans, and other postretirement plans, measure a plan’s assets and its obligations that determines its funding status as of the end of the employer’s fiscal year and recognize changes in a plan’s funded status in the year in which the changes occur in comprehensive income. The requirement to recognize the funded status of our plans is effective December 31, 2006. The funded status will be determined by comparing the fair value of plan assets and the projected benefit obligation or accumulated postretirement obligation, as applicable, including actuarial gains and losses, prior service cost, and any remaining transition amounts. To the extent the fair value of plan assets is larger, the plan is considered overfunded and an asset is recorded. Any previously recorded prepaid pension assets would be adjusted to reflect the funded status of the plan with the offset to other comprehensive income. Conversely, if a plan is underfunded, a liability would be reported. The requirement to measure plan assets and benefit obligation as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of FAS 158 to have a material impact on our consolidated balance sheet.

The Securities and Exchange Commission released SEC Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, in September 2006. SAB No. 108 requires registrants to consider the effect of all carry over and reversing effects of prior year misstatements when quantifying errors in current-year financial statements. The SAB does not change the SEC staff’s previous guidance on evaluating the materiality of errors. The SAB allows registrants to record the effect of adopting the guidance as a cumulative-effect adjustment to retained earnings. This adjustment must be reported as of the beginning of the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its financial condition, results of operations or financial statements disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and

Results of Operations

The purpose of this discussion and analysis is to provide the reader with information pertinent to understanding and assessing Yardville National Bancorp’s results of operations for the three and nine months ended September 30, 2006 and the financial condition at September 30, 2006. It should be read in conjunction with the 2005 Annual Report to Stockholders and Form 10-K, as amended, for the fiscal year ended December 31, 2005, as well as the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q. Throughout this report the terms “YNB,” “Company,” “we,” “us,” “our,” and “corporation” refer to Yardville National Bancorp, our wholly owned banking subsidiary, The Yardville National Bank (the “Bank”), and other subsidiaries, as a consolidated entity except where noted.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-Q and other material we file with the Securities and Exchange Commission, referred to as the “SEC,” as well as information included in oral statements or other written statements made or to be made by us, contain statements that are forward-looking. These may include statements that relate to, among other things, profitability, liquidity, adequacy of our allowance for loan losses, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be realized. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from expected results and, accordingly, from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our current expectations include among other things: the results of our efforts to implement our retail strategy; adverse changes in our loan portfolio and the resulting credit risk-related losses and expenses; changes in balance sheet management strategies; interest rate fluctuations and other economic conditions; changes in our loan quality and origination volume; our ability to attract core deposits; continued relationships with major customers; competition in product offerings and product pricing; adverse changes in the economy that could increase credit-related losses and expenses; adverse changes in the market price of our common stock; proxy contests and litigation; compliance with laws, and regulatory requirements, including our agreement with the Office of the Comptroller of the Currency, and compliance with Nasdaq standards; and other risks and uncertainties detailed from time to time in our filings with the SEC. Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

Results of Operations

Overview

Yardville National Bancorp is a $3.0 billion registered bank holding company headquartered in Hamilton, New Jersey. We provide a broad range of lending, deposit, and other financial products and services. Our strength and emphasis is in the origination of commercial real estate and commercial and industrial loans to small to mid-sized businesses. Headquartered in Mercer County since 1925, YNB offers relationship-based community banking to customers throughout New Jersey and Eastern Pennsylvania. Our commitment is to provide quality products and exceptional service to our customers, while building long-term, sustainable shareholder value by expanding and extending the YNB franchise into demographically attractive markets. Located in the dynamic central New Jersey business corridor connecting New York City and Philadelphia, we operate 30 full-service branches through our wholly-owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex, Burlington and Ocean Counties in New Jersey, and Bucks County, Pennsylvania.

We generate substantially all of our income from our loan and securities portfolios. Our earning asset base is primarily funded through deposits and, to a lesser degree, borrowed funds. Increasing net interest income is critical to reaching our financial goals. To accomplish our goals, we must effectively manage our cost of funds and expand our loan portfolio. We rely on our branch network to provide desired lower cost deposits to fund our commercial loan opportunities. Our retail strategy has increased the number of branches in our markets, enhanced our brand image and allowed us to introduce our products and services to an expanded geographic area. This strategy, however, requires ongoing investment of resources in people, facilities, marketing and technology. While we continue to see many positive results, we have not yet fully realized all of the expected benefits of this ongoing strategic initiative.

In July we opened our fifth branch in Hunterdon County, New Jersey, located in Whitehouse Station. This brings the total of new branches opened in 2006 to three with the potential of opening up additional branches in the fourth quarter of 2006 with additional branches planned in 2007. Our primary funding vehicles in 2006 have been our Simply Better Money MarketSM product and certificates of deposit. We believe these products will continue to be our primary deposit funding products for the fourth quarter of 2006 and into 2007. In addition, we believe growing our commercial loan business, expanding our geographic footprint and attracting lower cost core deposits will provide us the best opportunity to enhance profitability and the value of the YNB franchise.

Net Income

We earned net income of $15.6 million for the nine months ended September 30, 2006, a decrease of $1.0 million or 6.3% compared to $16.6 million for the same period in 2005. Despite modest improvement in net interest income and lower income tax expense, primarily due to a lower effective tax rate, earnings for the comparable period were lower. The decrease in net income for the first nine months of 2006 compared to the same period in 2005 was primarily the result of increased non-interest expense attributed, in part, to the execution of our retail strategy, costs associated with a proxy contest and related litigation, and a higher provision for loan losses. Diluted earnings per share for the first nine months of 2006 decreased 9.3% to $1.37 compared to $1.51 for the same period in 2005. The decrease in diluted earnings per share resulted from lower net income and an increase in weighted average diluted shares outstanding due to the private common stock offering completed in November 2005.

Net income for the third quarter of 2006 was $5.33 million, a decrease of $24,000 compared to $5.35 million for the third quarter of 2005. The decrease in net income for the comparative periods resulted from higher non-interest expense and lower non-interest income partially offset by modestly improved net interest income and lower income tax expense. Diluted earnings per share decreased $0.01 or 2.1% to $0.47 for the third quarter of 2006 compared to $0.48 for the third quarter of 2005. The decrease in earnings per share was primarily due to the higher average number of shares outstanding in the third quarter of 2006 compared to the third quarter of 2005.

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

Our net interest income for the first nine months of 2006 was $63.4 million, an increase of $1.9 million or 3.1% from the same period in 2005. The most notable factor relating to the improvement was an increase in interest and fees on loans, partially offset by higher interest expense on deposits.

We present our net interest margin on a tax equivalent basis. We believe that this presentation provides comparability of net interest income from both taxable and non-taxable sources and is consistent with industry practice. Although we believe that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP. For the first nine months of 2006, our tax equivalent net interest margin was 3.03%, unchanged when compared to the same period in 2005. We maintained our net interest margin due to a combination of several factors. First, the yield on interest earning assets increased 65 basis points to 6.64% for the nine months ended September 30, 2006, compared to 5.99% for the same period in 2005. This improvement resulted primarily from a 70 basis point increase in the yield on loans. In addition, the higher percentage of interest earning assets consisting of loans and the increase in non-interest bearing demand deposits also contributed to the stable margin. Offsetting these positive trends was a sharp increase in the cost of interest bearing deposits, which increased 105 basis points to 3.52% for the first nine months of 2006, compared to 2.47% for the same period in 2005. Contributing to the increased deposit costs was the impact of our interest rate swap position entered into two years ago, all of which will mature by the end of November 2006.

In 2004, we entered into $125.0 million of two-year pay floating rate swaps to better match the repricing terms of our certificates of deposit with our floating rate commercial loans. Starting in the second quarter of 2006, portions of our swap position began to mature so that at September 30, 2006, only $45.0 million were still outstanding. The remaining swap position will mature in November 2006. While this strategy reduced interest rate risk and lowered the cost of our certificates of deposit in 2004 and through the first six months of 2005, beginning in the third quarter of 2005, higher LIBOR rates resulted in an increase to our certificate of deposit costs. For the first nine months of 2006, our swap positions increased our certificate of deposit costs by 23 basis points and reduced our net interest margin by 7 basis points. In the first nine months of 2005, our swap positions increased our certificate of deposit costs by 1 basis point and had no impact on our net interest margin. With the remaining swap position maturing in November 2006 the impact of these swaps on our net interest margin will decline in the fourth quarter of 2006. Further swap strategies will be dependent on market conditions and asset and liability objectives.

The 2006 third quarter tax equivalent net interest margin was 3.02%, an increase of one basis point compared to 3.01% for the same period in 2005. Our ability to improve our net interest margin was limited by higher deposit costs. The cost of interest bearing deposits increased 104 basis points to 3.79% for the third quarter of 2006 compared to 2.75% for the same period in 2005. These higher deposit costs resulted from both higher interest rates and a shift in our deposit mix towards higher cost certificates of deposits, and Simply Better Money Market accounts from lower cost deposit types.

On a linked quarter basis our tax equivalent net interest margin increased 1 basis point to 3.02% for the third quarter of 2006 compared to 3.01% for the second quarter of 2006. The primary factor for the slight improvement was the increase of 16 basis points in earning asset yields, higher average earning assets and lower average interest bearing liabilities, partially offset by the 24 basis point increase in the cost of interest bearing deposits for the third quarter of 2006 compared to the prior quarter.

Continued strong competition for deposits and commercial loans is expected to limit margin improvement for the fourth quarter of 2006. Further, if the yield curve remains flat or inverts, it could limit margin improvement as well. We are, however, analyzing balance sheet strategies to improve the net interest margin.

The following tables set forth an analysis of net interest income by each major category of average interest earning assets and interest bearing liabilities and the related yields and costs for the three and nine months ended September 30, 2006 and 2005. Average yields for each period are derived by dividing annualized income by the average balance of the related assets and average costs for each period are derived by dividing annualized expense by the average balance of the related liabilities. The yields and costs include fees, costs, premiums and discounts, which are considered adjustments to interest rates.

Financial Summary

Average Balances, Yields and Costs

(Unaudited)

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
(in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$48,451	$679	5.61%	$44,856	$397	3.54%
Federal funds sold	18,250	241	5.28	31,730	274	3.45
Securities	799,020	9,899	4.96	865,708	10,298	4.76
Loans (1)	2,006,680	38,062	7.59	1,897,451	32,785	6.91
Total interest earning assets	$2,872,401	$48,881	6.81%	$2,839,745	$43,754	6.16%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	$32,730			$32,582
Allowance for loan losses	(23,450)			(21,992)
Premises and equipment, net	11,811			10,495
Other assets	79,990			77,729
Total non-interest earning assets	101,081			98,814
Total assets	$2,973,482			$2,938,559
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$936,087	$7,061	3.02%	$1,007,863	$5,632	2.24%
Certificates of deposit of $100,000 or more	252,200	2,886	4.58	229,898	1,983	3.45
Other time deposits	619,723	7,176	4.63	496,127	4,296	3.46
Total interest bearing deposits	1,808,010	17,123	3.79	1,733,888	11,911	2.75
Borrowed funds	689,532	9,177	5.32	740,330	9,737	5.26
Subordinated debentures	62,892	1,411	8.97	62,892	1,217	7.74
Total interest bearing liabilities	$2,560,434	$27,711	4.33%	$2,537,110	$22,865	3.60%
NON-INTEREST BEARING LIABILITIES:
Demand deposits	$212,068			$210,439
Other liabilities	15,031			21,304
Stockholders’ equity	185,949			169,706
Total non-interest bearing liabilities and
stockholders’ equity	$413,048			$401,449
Total liabilities and stockholders’ equity	$2,973,482			$2,938,559
Interest rate spread (2)			2.48%			2.56%
Net interest income and margin (3)		$21,170	2.95%		$20,889	2.94%
Net interest income and margin (tax equivalent basis)(4)		$21,714	3.02%		$21,392	3.01%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)

In order to present pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $544,000 and $503,000 for the three month periods ended September 30, 2006 and 2005, respectively.

Financial Summary

Average Balances, Yields and Costs

(Unaudited)

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
(in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$31,366	$1,245	5.29%	$31,821	$748	3.13%
Federal funds sold	14,068	521	4.94	25,651	576	2.99
Securities	809,409	29,787	4.91	859,820	30,328	4.70
Loans (1)	2,002,629	110,790	7.38	1,850,447	92,704	6.68
Total interest earning assets	$2,857,472	$142,343	6.64%	$2,767,739	$124,356	5.99%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	$34,635			$31,779
Allowance for loan losses	(23,165)			(21,280)
Premises and equipment, net	11,716			10,443
Other assets	78,102			76,663
Total non-interest earning assets	101,288			97,605
Total assets	$2,958,760			$2,865,344
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$952,150	$20,182	2.83%	$991,206	$15,082	2.03%
Certificates of deposit of $100,000 or more	243,014	7,670	4.21	193,123	4,576	3.16
Other time deposits	587,183	19,139	4.35	481,918	11,182	3.09
Total interest bearing deposits	1,782,347	46,991	3.52	1,666,247	30,840	2.47
Borrowed funds	707,701	27,873	5.25	743,801	28,557	5.12
Subordinated debentures	62,892	4,077	8.64	62,892	3,480	7.38
Total interest bearing liabilities	$2,552,940	$78,941	4.12%	$2,472,940	$62,877	3.39%
NON-INTEREST BEARING LIABILITIES:
Demand deposits	$210,741			$205,088
Other liabilities	14,255			22,251
Stockholders’ equity	180,824			165,065
Total non-interest bearing liabilities and
stockholders’ equity	$405,820			$392,404
Total liabilities and stockholders’ equity	$2,958,760			$2,865,344
Interest rate spread (2)			2.52%			2.60%
Net interest income and margin (3)		$63,402	2.96%		$61,479	2.96%
Net interest income and margin (tax equivalent basis)(4)		$65,016	3.03%		$62,940	3.03%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual loans with no related interest income.
(2)	The interest rate spread is the difference between the average yield on interest earning assets and the average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)

In order to present pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35%, and has the effect of increasing interest income by $1,614,000 and $1,461,000 for the nine month periods ended September 30, 2006 and 2005, respectively.

Interest Income

For the first nine months of 2006, total interest income was $142.3 million, an increase of $18.0 million or 14.5% when compared to $124.3 million for the same period in 2005. Higher interest income was primarily due to increased interest and fees on loans, which resulted from an increase in average loans outstanding and higher loan yields for the first nine months of 2006 when compared to the same period in 2005.

Interest and fees on loans for the first nine months of 2006 increased $18.1 million or 19.5% to $110.8 million from $92.7 million for the same period in 2005. The higher interest and fees on loans resulted from an increase of $152.2 million or 8.2% in average loans outstanding, primarily commercial real estate and commercial and industrial loans, and a higher average yield on loans, which increased 70 basis points to 7.38% for the first nine months of 2006 from 6.68% for the same period in 2005. The higher loan yield in the first nine months of 2006 was due, in part, to the higher prime rate of interest, to which many of our loans are indexed, compared to the same period in 2005. At September 30, 2006, of the total loan portfolio, approximately 38.0%, based on outstanding principal, consisted of floating rate loans principally tied to the prime rate of interest. For the first nine months of 2006, the average prime rate of interest was 7.86% compared to 5.94% for the same period in 2005. At September 30, 2006, approximately $191.1 million of our floating rate commercial loans have interest rate caps and $169.9 million of these loans have reached their caps. These caps would have the effect of restricting the growth in interest income should the prime rate of interest continue to move higher. After seventeen consecutive rates rises, the Federal Open Market Committee (FOMC) has not raised rates at its last two meetings. Accordingly, we believe there is uncertainty about the future movement of interest rates.

Interest on securities decreased $541,000 to $29.8 million for the first three quarters of 2006 compared to $30.3 million for the same period in 2005. The primary reason for this decrease was a $50.4 million decline in average securities for the first nine months of 2006 compared to the same period in 2005. Partially offsetting this decline was a 21 basis point increase in the portfolio yield to 4.91% for the first three quarters of 2006 compared to 4.70% for the same period in 2005.

For the third quarter of 2006, total interest income was $48.9 million, an increase of $5.1 million or 11.7% when compared to $43.8 million for the third quarter of 2005. The increase in interest income was primarily due to higher interest and fees on loans resulting from higher average balances and a higher yield.

Interest Expense

We continue to execute our retail strategy in 2006, with the ongoing objective of effectively managing our cost of funds by attracting lower cost core deposits through a larger geographic footprint. We believe that the best opportunity to manage our net interest margin resides on the liability side of our balance sheet. For example, in 2006, we have paid off $68.3 million in Reserve Fund deposits, one of our most expensive deposit sources in 2006, and replaced these funds with cheaper retail deposits. Our ability to manage our deposit costs in a rising interest rate environment is one critical component in reaching our profitability goals. Total interest expense increased $16.1 million or 25.6% to $78.9 million for the first nine months of 2006, compared to $62.9 million for the same period in 2005. The increase in interest expense resulted primarily from the higher cost of interest bearing deposits and a higher average balance of deposits. Partially offsetting these increases was a decline in interest expense on borrowed funds primarily due to a decline in the average balance. Average interest bearing liabilities for the first nine months of 2006 were $2.55 billion reflecting an increase of $80.0 million when compared to the $2.47 billion for the same period in 2005. The average rate paid on interest bearing liabilities for the first nine months of 2006 increased 73 basis points to 4.12% from 3.39% for the same period of 2005.

Interest expense on deposits increased $16.2 million or 52.4% to $47.0 million for the first nine months of 2006 compared to $30.8 million for the same period in 2005. Average interest bearing deposits were $1.78 billion for the first nine months of 2006 reflecting an increase of $116.1 million or 7.0% when compared to $1.67 billion for the same period in 2005. The increase in interest expense on deposits resulted primarily from an $11.1 million increase in interest expense on certificates of deposits for the first nine months of 2006 compared to the same period in 2005. This increase was due to both higher average balances on certificates of deposits and higher rates paid. Average time deposits, including certificates of deposit (CDs) of $100,000 or more, increased $155.2 million to $830.2 million for the first nine months of 2006 compared to $675.0 million for the same period in 2005. In addition to the higher average balance of CDs, the rate paid on CDs increased 120 basis points over the same period. This increase resulted primarily from the higher interest rate environment and the increased competition for CDs.

For the first nine months of 2006, interest expense on savings, money markets and interest bearing demand deposits increased $5.1 million or 33.8% to $20.2 million compared to $15.1 million for the same period in 2005. The shift of balances from comparatively lower cost Simply Better CheckingSM and Simply Better SavingsSM to our Simply Better Money Market, introduced in 2006, was the primary factor in the increased cost of savings, money markets and interest bearing demand deposits for the first nine months of 2006 compared to the same period in 2005. We continued to have success attracting new customers to YNB by aggressively marketing our Simply Better suite of products. The replacement of Reserve Funds, a money market deposit type, with cheaper priced retail deposits should help to limit the increase in the cost of money market deposits in the fourth quarter of 2006. The average cost of savings, money markets and interest bearing demand deposits for the first nine months of 2006 was 2.83% reflecting an increase of 80 basis points from the 2.03% for the same period in 2005.

Interest expense on borrowed funds decreased $684,000 to $27.9 million for the first nine months of 2006 compared to $28.6 million for the same period in 2005. The decrease reflects the lower average balance of borrowed funds, partially offset by the modestly higher cost. The average balance of borrowed funds declined $36.1 million, principally due to called Federal Home Loan Bank (FHLB) advances, to $707.7 million for the first nine months of 2006 compared to $743.8 million for the same period in 2005. The cost of borrowed funds increased 13 basis points to 5.25% for the first nine months of 2006 compared to 5.12% for the same period in 2005. The limited increase in the cost of borrowed funds, when compared to the increase in deposit costs and earning asset yields, is another factor that has helped us maintain our net interest margin. Our entire FHLB advance portfolio is fixed rate. Should rates continue to rise, we would anticipate additional calls of FHLB advances. We are analyzing strategies to lower the cost of these advances.

The overall cost of subordinated debentures increased 126 basis points to 8.64% for the first nine months of 2006 compared to 7.38% for the same period in 2005. Over the same period, the average balance of subordinated debentures remained unchanged. Of the outstanding subordinated debentures, approximately $21.7 million are fixed rate with an average rate of 9.69%. The remaining $41.2 million are floating rate with an average spread over three month LIBOR of approximately 304 basis points. The increase in the cost of subordinated debentures resulted from the increase in three month LIBOR in the first nine months of 2006 compared to the same period in 2005. Should three month LIBOR continue to increase, the overall cost of our subordinated debentures will continue to rise. However, should three month LIBOR begin to decline we would experience a decline in the cost of our subordinated debentures.

For the third quarter of 2006, total interest expense increased $4.8 million or 21.2% to $27.7 million from $22.9 million for the same period in 2005. The overall cost of interest bearing liabilities increased 73 basis points to 4.33% for the third quarter of 2006 compared to 3.60% for the same period in 2005. The increased cost of deposits, and to a lesser extent the higher average balance of deposits, were the primary factors accounting for the increase in interest expense for the third quarter of 2006 compared to the same period in 2005. Competition and the higher interest rate environment in 2006 resulted in YNB increasing the rates on selected deposit products. As a result, the cost of interest bearing deposits increased 104 basis points to 3.79% for the third quarter of 2006 compared to 2.75% for the same period in 2005. Partially offsetting the increase in interest on deposits was a $560,000 decline in interest expense on borrowed funds due to a decline in FHLB advance balances.

We continue to execute our retail strategy with the goal of attracting additional lower cost core deposits to improve our net interest margin. We have experienced increasing deposit costs due to higher market rates and strong competition for deposits. We expect CDs to continue to increase in cost unless shorter rates begin to decline. We may use interest rate swaps to change the repricing characteristics of certain interest bearing liabilities, particularly CDs or FHLB advances to better manage our cost of funds and reduce interest rate risk. In addition, as we build our retail network we may use alternative funding sources to meet liquidity needs. Significant reliance on higher cost funding sources and increased competition for deposits could limit our ability to continue to effectively manage our cost of funds in the future.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2006 was $6.3 million, an increase of $575,000 from the $5.7 million for the same period in 2005. The increase in the provision for loan losses was primarily due to reserve allocations for certain problem credits, and to a lesser extent, loan growth. The provision for loan losses in the third quarter of 2006 was $2.1 million an increase of $25,000 from the same period in 2005. See “Asset Quality” and “Allowance for loan losses” in this report for additional detail and information.

Non-interest Income

Non-interest income consists of service charges on deposit accounts, net securities gains, income on bank owned life insurance and all other non-interest income. Total non-interest income for the first nine months of 2006 was $5.2 million, a decrease of $518,000 from the $5.7 million reported for the same period in 2005. The decrease in non-interest income was due to no net securities gain in the first nine months of 2006, compared to $750,000 in net securities gains in the first nine months of 2005, partially offset by increases in service charges on deposit accounts, income on bank owned life insurance and all other non-interest income, which increased $62,000, $60,000 and $110,000, respectively. We believe the actions we are taking to expand our retail and business customer bases should result in increased opportunities to expand non-interest income in the future.

For the quarter ended September 30, 2006, total non-interest income decreased $328,000 to $1.7 million from $2.0 million for the same period in 2005. The key factor accounting for the decrease in non-interest income was the $274,000 in net securities gains realized in the third quarter of 2005 compared to no net securities gains in the third quarter of 2006.

Non-interest Expense

In the first nine months of 2006, non-interest expense totaled $41.1 million, an increase of $4.0 million or 10.9%, compared to $37.0 million in the first nine months of 2006. The largest increases in non-interest expense in the first nine months of 2006 compared to the same period in 2005 were in salaries and employee benefits, attorneys’ fees, occupancy expense, FDIC insurance premiums and other expenses. Included in these expenses is approximately $750,000 in costs related to the proxy contest at our 2006 annual meeting of shareholders and related litigation, including a nominal amount in the third quarter of 2006.

Our efficiency ratio, which provides a measure of our operating efficiency, is total non-interest expense as a percentage of the sum of net interest income plus non-interest income. We also measure our efficiency ratio on a tax equivalent basis. Our year to date 2006 efficiency ratio was 59.89%, compared to 55.13% for the same period in 2005. On a tax equivalent basis, our efficiency ratio for the first nine months of 2006 was 58.52% compared to 53.96% for the same period in 2005. We believe that this presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Although we believe that these efficiency ratios enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.

The increase in our efficiency ratio, for the first nine months of 2006 compared to the same period in 2005, resulted primarily from the increase in non-interest expense and, to a lesser extent, the decrease in non-interest income, partially offset by the increase in net interest income. We believed that we would be able to maintain our efficiency ratio, despite increases in non-interest expenses, based on anticipated increases in net interest income. The increase in net interest income for the first nine months of 2006 from the first nine months of 2005, was less than anticipated due to slower loan growth and higher deposit costs. As a result, non-interest expenses increased disproportionately, compared to net interest income. To the extent that this trend continues into 2007, our efficiency ratio could continue to increase.

The following table presents the components of non-interest expense for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended September 30,
(in thousands)	2006	2005
Salaries and employee benefits	$22,648	$21,302
Occupancy expense, net	4,376	3,619
Equipment expense	2,446	2,284
Marketing	1,761	1,687
Outside services and processing	1,058	1,201
Audit and examination fees	1,036	722
Attorneys’ fees	873	376
Communication and postage	815	726
Directors and committee fees	804	752
Stationery and supplies	790	668
FDIC insurance premiums	676	194
Insurance	411	425
Amortization of subordinated debenture expense	204	204
Deposit intangible amortization	153	153
ORE expense	—	50
Other	3,019	2,668
Total	$41,070	$37,031

Salaries and employee benefits, which represents more than one half of our total non-interest expense, increased $1.3 million or 6.3% to $22.6 million for the first nine months of 2006, compared to $21.3 million for the same period in 2005. Full time equivalent employees totaled 403 at September 30, 2006, compared to 406 at December 31, 2005, and 396 at September 30, 2005. Salaries rose $1.2 million or 7.2% to $17.3 million for the first nine months of 2006, compared to the same period in 2005. This increase was primarily due to new hires in 2005 and 2006, and merit salary increases. In comparing the two periods, staffing increases resulted from our continued branch expansion, increase in regulatory compliance and risk management personnel, and additional lending staff. Benefits expense increased $185,000 or 3.6% to $5.4 million for the first nine months of 2006, compared to the same period in 2005. The increase in benefits expense was principally due to higher health benefit costs and payroll taxes associated with the increase in full time employees. Partially offsetting these increases was a decline in the cost associated with our executive deferred compensation plan. With the planned opening of new branches, the impact of new hires and the continued staffing requirements of a larger organization, we anticipate that total salaries and employee benefits expense will increase in the fourth quarter of 2006 and into 2007.

Net occupancy expense increased $757,000 or 20.9% to $4.4 million for the first nine months of 2006 from $3.6 million for the same period in 2005. The increase was principally due to costs associated with our branch expansion, including rent, taxes and associated maintenance costs. Occupancy costs are expected to continue to rise in 2007 as we continue to open new branches as part of our retail strategy and operate a larger branch network.

Other non-interest expense increased $1.8 million or 18.1% to $11.6 million for the first nine months of 2006, compared to $9.8 million for the same period in 2005. Four expense categories accounted for 92.6% of the increase in other non-interest expense for the periods. The first was attorneys’ fees, which increased $497,000 primarily due to costs associated with the proxy contest and related litigation. A second factor was FDIC insurance premiums, which increased $482,000 as a result of our regulatory classification under the agreement with the OCC. Audit and examination fees also increased $314,000 due primarily to higher examination fees as a result of the agreement with the OCC. We anticipate that when the OCC agreement is terminated our FDIC insurance premiums and OCC examination fees will decline. In addition, other expenses increased $351,000 for the first nine months of 2006 compared to the same period in 2005. Other expense is comprised of a variety of professional fees, which include expenses associated with the origination and management of loans and other operating expenses. This increase reflects the growing infrastructure of our organization and includes the costs of our proxy contest excluding legal fees.

For the three months ended September 30, 2006, total non-interest expense increased $453,000 or 3.5% to $13.4 million compared to $12.9 million for the same period in 2005. The primary reason for the increase in non-interest expense was a $337,000 increase in occupancy expense associated with our retail expansion strategy. In addition, FDIC insurance premiums increased $159,000 reflecting the higher premiums due to our agreement with the OCC. Managing the growth of non-interest expenses is an important factor in reaching our earnings goals.

Income Tax Expense

We have identified accounting for income taxes as a critical accounting policy. The provision for income taxes, comprised of Federal and state income taxes, was $5.7 million for the first nine months of 2006 compared to $7.8 million for the same period in 2005. The provision for income taxes for the first nine months of 2006 and 2005 were at an effective rate of 26.7% and 32.1%, respectively. The decline in tax expense resulted from a lower effective tax rate and lower pretax income. The lower effective tax rate resulted primarily from the execution of tax strategies to lower state tax expense.

The provision for income taxes was $2.0 million for the third quarter of 2006 compared to $2.5 million for the same period in 2005. The decrease in tax expense for the periods was primarily due to a lower effective tax rate in the third quarter 2006 of 27.7%, compared to 32.2% for the same period in 2005. The lower effective tax rate resulted primarily from the execution of tax strategies to lower state tax expense.

Financial Condition

Assets

Total assets at September 30, 2006 were $3.0 billion, an increase of $46.9 million from year-end 2005. Our asset growth in 2006 has been limited due to the slower than anticipated level of commercial loan growth experienced in 2006 with total loans increasing only $22.2 million. At the same time, we have reduced our investment portfolio due to the flat yield curve and seen an increase in Federal funds and interest bearing deposits with banks. To the extent that our loan portfolio does not increase in the future, we would anticipate limited growth in total assets.

Loans

We emphasize commercial real estate and commercial and industrial loans to individuals and small to mid-sized businesses. We have continued to experience commercial loan demand as a result of our lending relationship banking model. The loan portfolio represents our largest earning asset class and is our primary source of interest income. Total loans increased $22.2 million to $2.0 billion at September 30, 2006, compared to $1.97 billion at December 31, 2005. Two factors influenced our loan growth in the first nine months of 2006. First, we continued to experience significant competition for new and existing commercial loan relationships reflected in aggressive pricing and terms offered by both bank and non-bank competitors. We have generally not been willing to match pricing that does not earn us an acceptable rate of return or compromise underwriting standards to meet projected growth rates. Second, commercial loan payoffs totaling $214.3 million in the first nine months of the year, compared to $157.4 million for the same period in 2005 also limited the level of net loan growth experienced in 2006.

Our lending relationship banking model continues to be effective in our markets. We believe our ongoing expansion in Middlesex County, New Jersey should create additional lending opportunities and that there are opportunities for additional small business lending throughout our markets. To address this opportunity we are enhancing our capabilities through the introduction of new products and services to small business customers. However, larger than expected loan payoffs, increased competition, borrowers’ concerns over the economy, real estate market values and interest rates, among other factors, could limit our growth or result in a smaller loan portfolio in the fourth quarter of 2006.

The table below sets forth YNB’s loan portfolio composition as of September 30, 2006 and December 31, 2005.

(in thousands)	September 30, 2006	December 31, 2005
Commercial real estate
Investor occupied	$590,673	$596,476
Owner occupied	250,442	225,823
Construction and development	235,201	277,075

Commercial and industrial
Lines of credit	420,759	375,737
Term	147,167	150,059
Demand	268	2,112

Residential
1-4 family	172,881	175,503
Multi-family	38,198	33,536

Consumer
Home equity	94,796	90,414
Installment	31,389	32,719
Other	13,229	13,386
Total loans	$1,995,003	$1,972,840

At September 30, 2006 and December 31, 2005 commercial real estate loans and commercial and industrial loans represented 82.4% and 82.5% of total loans, respectively. We manage the risk associated with our commercial portfolio, including participations, through strict underwriting policies and procedures, diversification and diligent loan monitoring efforts. Our underwriting standards include requiring independent appraisals, periodic property inspections, analyses of the quality and experience of the organization or developer managing each property, and evaluations of the cash flow capabilities of the borrower to repay the loan. In addition to real estate collateral, the majority of our commercial loans are secured by business assets and most are personally guaranteed by the principals.

Commercial real estate loans decreased $23.1 million in the first nine months of 2006 to $1.08 billion from $1.10 billion at December 31, 2005. The commercial real estate portfolio includes mortgage loans on owner occupied and tenanted investment properties (investor occupied), and construction and development loans. We experienced growth in owner occupied loans of $24.6 million. Offsetting this growth was a $41.9 million decline in construction and development loans and a $5.8 million decline in investor occupied loans. We believe the decrease in construction and development loans was due to normal pay offs of construction financing as projects were completed. We continue to see signs of slowing in the real estate market in New Jersey, which could reduce the opportunity for growth or result in a further decline in our construction portfolio. Commercial mortgage loans are principally secured by professional office buildings, retail stores, shopping centers and industrial developments generally with maturities of ten years or less. Construction and development loans primarily fund residential and commercial projects, and to a lesser extent, acquisition of land for future development. Residential construction loans include single family, multi-family and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally, construction loans have terms of one to two years, require periodic payments of interest only, and have floating rates of interest indexed to the prime rate.

Commercial and industrial loans consist of lines of credit, term loans and demand loans. Commercial and industrial loans increased $40.3 million or 7.6% to $568.2 million at September 30, 2006 compared to $527.9 million at year-end 2005. The growth was in lines of credit, which increased $45.0 million. Partially offsetting this growth was a nominal decline in term and demand loans. Commercial and industrial loans typically consist of loans to finance equipment, inventory, receivables, and other working capital needs of small to mid-sized businesses.

Residential real estate loans are comprised of 1-4 family and multi-family loans. Residential mortgages consist of first liens on owner occupied 1-4 family residences, while multi-family loans primarily consist of loans secured by apartment complexes. As a participating seller and servicer of Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), we generally underwrite residential real estate loans to conform to standards required by these agencies. Residential real estate loans increased $2.0 million to $211.1 million at September 30, 2006 compared to the year-end 2005 balance primarily due to growth in multi-family loans. Generally, 1-4 family loans are made in connection with broader banking relationships. At September 30, 2006 residential loans represented 10.6% of our total loans and remained unchanged from year-end 2005.

Consumer loans increased $2.9 million to $139.4 million at September 30, 2006 compared to $136.5 million at year-end 2005. Consumer loans include fixed and floating rate home equity loans and lines, indirect auto loans, personal loans and other traditional installment loans. Home equity loans and lines represented 68.0% of total consumer loans at September 30, 2006. Like our commercial loan portfolio, the majority of our consumer loan portfolio is secured by collateral. The consumer loan marketplace continues to be very competitive on both rates and terms. Our larger branch network should provide us opportunities to expand our consumer loan portfolio further. However, increasing interest rates on floating rate home equity loans and consumers’ concerns over their debt levels, as well as other factors, could limit future growth.

Asset Quality

Commercial lending is one of YNB’s most critical functions and is the most profitable part of our business. However, the risk and complexity of commercial lending is also the greatest. Through our lending and credit functions we continuously review our loan portfolio for credit risk. Nonperforming assets increased $1.7 million or 9.2% to $20.3 million at September 30, 2006, compared to $18.6 million at December 31, 2005. On a linked quarter basis, nonperforming assets decreased $3.8 million primarily due to the resolution of the Dwek line of credit, discussed below, partially offset by growth in nonaccural loans. Nonperforming assets were 0.68% of total assets at September 30, 2006, compared to 0.63% at December 31, 2005 and 0.47% at September 30, 2005.

The following table sets forth nonperforming assets in our loan portfolio by type at September 30, 2006, December 31, 2005 and September 30, 2005.

(in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Nonaccrual loans:
Commercial real estate	$9,861	$5,762	$4,477
Commercial and industrial	7,416	9,899	6,061
Residential	2,042	1,588	1,729
Consumer	282	561	645
Total	$19,601	$17,810	$12,912
Loans 90 days or more past due:
Residential	223	799	866
Consumer	1	4	217
Total	224	803	1,083
Total nonperforming loans	$19,825	$18,613	$13,995
Other real estate	502	—	—
Total nonperforming assets	$20,327	$18,613	$13,995

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

Nonaccrual loans totaled $19.6 million or 0.98% of total loans at September 30, 2006, compared to $17.8 million or 0.90% of total loans at December 31, 2005. The primary reason for this increase was $7.3 million in new nonaccrual loans related to a New Jersey residential real estate developer, partially offset by charge offs, and to a lesser extent, other resolutions of nonaccrual loans. In regard to the loan balance of this New Jersey real estate developer, we believe that our collateral position should help to limit the amount of loss we may incur on these loans.

Loans 90 days or more past due declined $579,000 or 72.1% to $224,000 at September 30, 2006, compared to $803,000 at year-end 2005. The decline resulted primarily from a decrease in residential loans 90 days or more past due.

As we previously reported in our Quarterly Report on Form 10-Q for the period ended June 30, 2006, the Bank made several loans to Solomon Dwek and certain of his affiliates. Mr. Dwek and certain of his affiliates are defendants in an action seeking to recover funds allegedly improperly transferred to Mr. Dwek from another financial institution. The court has appointed a fiscal agent to, among other things, monitor and preserve the value of the assets of Mr. Dwek and his affiliates.

One of the loans to Mr. Dwek, a line of credit in the original principal amount of $10.0 million, was secured by a brokerage account consisting of publicly traded securities, as well as a certificate of deposit held by the Bank. In the third quarter the fiscal agent sold all the collateral and the Bank realized proceeds of approximately $7.4 million and charged off the remaining $2.6 million of the line of credit. We continue to have an unsecured claim against Mr. Dwek, with respect to the amount that has been charged off. We believe, based on information developed through the court proceedings, including sales of assets of Mr. Dwek and his affiliates to date, that certain assets may be available to satisfy all or a portion of the unsecured claims of creditors, including the unsecured claim of the Bank. Due to the complexity of this matter we are unable to quantify the amount and timing of a recovery, if any.

At September 30, 2006, we had ten secured loans outstanding to Mr. Dwek and certain of his affiliates. These loans total approximately $12.0 million in principal and, as of the date of this report, are performing and current. In the third quarter, one of the loans totaling approximately $1.6 million was paid in full, including the full amount of our principal balance, all accrued and unpaid interest, and a prepayment penalty. The remaining loans are secured by tenanted, cash flow producing, real estate collateral, the fair value of which we believe exceeds the principal and interest due. The Dwek court is receiving offers to purchase real estate collateral securing these loans. If any transaction is consummated, the loan secured by the subject real estate should be paid in full at that time.

Other real estate totaled $502,000 at September 30, 2006 resulting from the transfer of one loan relationship from nonaccrual status. We anticipate selling this asset in the first half of 2007.

While we are not satisfied with our recent experience with nonperforming loans, we continue to believe that our sound credit culture, which includes strict underwriting standards, should result in an improved credit quality profile in the future. Factors beyond our control, such as adverse economic and business conditions, could adversely affect our credit quality profile, which would have a negative impact on our financial performance. Additionally, since the majority of our loans are backed by real estate collateral, if it were necessary to liquidate our real estate collateral during a period of reduced real estate values, earnings would be negatively impacted.

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

As part of our formal process, our commercial lending staff reviews, evaluates and rates all of our commercial loans based on their respective risk at origination and on an ongoing basis over the life of the loan. The risk classifications range from 1 to 9 or from minimal risk to loss. A formal loan review process, independent of loan origination, is in place to evaluate risk ratings and monitor risk classifications. The Internal Loan Review function reports to the Audit Committee of our Board of Directors. The Criticized and Classified Asset Committee, comprised of key executive and senior officers, meets monthly to review among other things, criticized asset trends, and to review pertinent information about classified assets with our lending officers. In addition, this committee makes recommendations to the Credit Approval Committee of the Bank’s Board of Directors for loan chargeoffs.

As part of this process, risk is measured by use of a matrix, which is customized to measure the risk of each loan type or pool. The reserve percentage assigned to each risk-rating category within each pool is determined quarterly from historical loan loss rates based on an eight quarter rolling trend using migration analysis. In addition, we use our judgment concerning the anticipated impact on credit quality of economic conditions, real estate values, interest rates and business activity. Allocations for the allowance for loan losses are determined after the review described above. At September 30, 2006, the following risk ratings were used for determining the allowance. Risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as minimal, modest, better than average, average and acceptable. Loans with acceptable risk were reserved at a range of 0.35% to 1.50%. Risk ratings of between 6 and 9 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard, doubtful or loss. Due to the higher level of risk, these loans were assigned a specific reserve or were reserved at a range of 3.75% to 100%. At September 30, 2006, there were no 9 rated loans. Residential mortgage loans were assigned an individual risk reserve percentage of up to 0.01% due to the strong secured nature of these loans and the low level of losses experienced historically. Consumer loans were assigned reserve percentages of 0.01% for the lowest risk to 3.89% for the highest risk depending on the extent and type of collateral.

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

The following table provides information regarding the allowance for loan losses for the three and nine-month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Allowance balance, beginning of period	$23,090	$21,720	$22,703	$20,116
Charge offs:
Commercial and industrial	(2,786)	(1,078)	(6,470)	(2,937)
Commercial real estate	(251)	—	(439)	—
Residential	—	(40)	—	(40)
Consumer	(31)	(93)	(228)	(337)
Total charge offs	(3,068)	(1,211)	(7,137)	(3,314)
Recoveries:
Commercial real estate	100	—	100	—
Commercial and industrial	86	6	188	16
Residential	6	—	6	43
Consumer	41	57	245	111
Total recoveries	233	63	539	170
Net charge offs	(2,835)	(1,148)	(6,598)	(3,144)
Provision charged to operations	2,125	2,100	6,275	5,700
Allowance balance, end of period	$22,380	$22,672	$22,380	$22,672
Allowance for loan losses to total loans			1.12%	1.15%
Nonperforming loans to total loans			0.99	0.71
Net charge offs to average loans			0.44	0.23
Allowance for loan losses to nonperforming loans			112.89%	162.00%

At September 30, 2006, the allowance for loan losses totaled $22.4 million, a decrease of $323,000 compared to $22.7 million at December 31, 2005. The ratio of the allowance for loan losses to total loans was 1.12% at September 30, 2006 compared to 1.15% at year-end 2005. We also measure the adequacy of the allowance for loan losses by the coverage ratio. The coverage ratio is the allowance for loan losses as a percentage of nonperforming loans. At September 30, 2006 this ratio was 112.89% compared to 121.97% at December 31, 2005. While the coverage ratio tends to shift over time as nonperforming loans change, the September 30, 2006 coverage ratio reflects only a modest decrease from the year-end 2005 level. It is our assessment, based on our judgment and analysis, that the allowance for loan losses was appropriate to the credit risk inherent in the loan portfolio at September 30, 2006.

Loans or portions of loans deemed uncollectible are deducted from the allowance for loan losses, while recoveries of amounts previously charged off, if any, are added to the allowance. Net loan charge offs were $6.6 million for the first nine months of 2006, compared to $3.1 million for the same period in 2005. The increase in net charge offs resulted primarily from the $2.6 million charge off associated with the Dwek relationship and a $3.2 million charge off of one other commercial loan relationship previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005. Net charge offs to average loans increased to 0.44% in the first nine months of 2006, compared to 0.23% for the same period in 2005. Annual net loan charge offs to average loans in 2005 was 0.42%.

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

	As of September 30, 2006			As of December 31, 2005
(in thousands)	Reserve Amount	Percent of Allowance	Percent of loans to Total loans	Reserve Amount	Percent of Allowance	Percent of loans to Total loans
Commercial real estate	$10,265	45.9%	54.0%	$9,028	39.8%	55.7%
Commercial and industrial	10,466	46.7	28.4	11,921	52.5	26.8
Residential	1,232	5.5	10.6	1,177	5.2	10.6
Consumer	417	1.9	7.0	577	2.5	6.9
Total	$22,380	100.0%	100.0%	$22,703	100.0%	100.0%

Federal funds sold and interest bearing deposits with banks

We use a number of short-term investment vehicles to invest excess funds. Short-term investment vehicles utilized include Federal funds sold and interest bearing deposits with correspondent banks. We have maintained adequate levels of overnight liquidity to meet potential loan demand and normal deposit fluctuations. At September 30, 2006, Federal funds sold and interest bearing deposits with banks totaled $94.0 million compared to $27.2 million at December 31, 2005. This increase in Federal funds sold and interest bearing deposits resulted primarily from cash flows from securities available for sale, a decline in cash and due from bank balances and deposit growth, which exceeded loan growth. We anticipate maintaining the necessary levels of Federal funds sold and interest bearing balances with banks to provide adequate liquidity.

During 2006, we have enhanced YNB’s liquidity profile. By attracting new deposits in our markets we have reduced our reliance on more volatile funding alternatives like Reserve Funds, CDs obtained through a computer based service, and FHLB advances. As illustrated above our short term liquidity levels have increased as a result of strong in market deposit growth and less than expected net commercial loan growth. We believe our ability to attract deposits in new and existing markets will result in maintaining a sound liquidity profile.

Securities

The securities portfolio is comprised of high credit quality earning assets and is used to manage liquidity, interest rate risk and regulatory capital, and to take advantage of market conditions that create attractive returns on these securities. Securities totaled $802.7 million or 26.7% of total assets at September 30, 2006 compared to $830.7 million or 28.1% of total assets at December 31, 2005. Agency named mortgage-backed securities (MBS) represented 47.1% of our total securities at September 30, 2006. Other than Federal Home Loan Bank stock, there are no securities in the name of one issuer exceeding 10% of stockholders’ equity, except for securities issued by United States government-sponsored agencies, including MBS, issued by FNMA and FHLMC. The securities portfolio has been structured to provide cash flows, which we have historically used primarily for funding commercial loan growth and enhancing liquidity. The reduction in the securities portfolio in the first nine months of 2006 was due primarily to utilizing cash flows to enhance short-term liquidity and retire called FHLB advances.

The following tables present the amortized cost and market value of our securities portfolios at September 30, 2006 and December 31, 2005.

Securities Available for Sale	September 30, 2006		December 31, 2005
(in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
U.S. Treasury obligations	$4,028	$3,835	$4,030	$3,882
U.S. government – sponsored agencies	272,371	266,194	272,350	266,253
Mortgage-backed securities
Issued by FNMA/FHLMC	376,912	365,596	412,429	402,333
Issued by GNMA	10,669	10,764	11,486	11,293
Corporate obligations	22,720	23,129	18,557	19,161
Federal Reserve Bank Stock	4,156	4,156	3,851	3,851
Federal Home Loan Bank Stock	33,565	33,565	34,895	34,895
Total	$724,421	$707,239	$757,598	$741,668

Investment Securities	September 30, 2006		December 31, 2005
(in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Obligations of state and political subdivisions	$94,002	$95,933	$87,339	$88,917
Mortgage-backed securities
Issued by FNMA/FHLMC	1,507	1,501	1,687	1,694
Total	$95,509	$97,434	$89,026	$90,611

The securities available for sale (AFS) portfolio decreased $34.4 million to $707.2 million from $741.7 million at December 31, 2005. The AFS portfolio represented 88.1% of total securities at September 30, 2006 and was principally comprised of MBS and agency-callable bonds. Securities are classified as available for sale if they may be sold in response to changes in interest rates, prepayment risk, our tax position, the need to increase regulatory capital ratios, liquidity needs or other factors. AFS securities are reported at market value, with unrealized gains and losses, net of income tax, recognized in stockholders’ equity. The unrealized loss on securities available for sale decreased to $10.2 million, net of tax, compared to $10.4 million at December 31, 2005, reflecting the decrease in market interest rates and the smaller portfolio in the first nine months of 2006.

Investment securities are classified as held to maturity when we have the intent and ability to hold these securities to maturity. Securities held to maturity are carried at amortized cost or book value. These securities totaled $95.5 million at September 30, 2006, compared to $89.0 million at December 31, 2005. The increase in investment securities was primarily due to a $6.7 million increase in the municipal bond portfolio. Municipal bonds increased to $94.0 million at September 30, 2006 from $87.3 million at December 31, 2005. Municipal bonds were purchased to manage our overall effective tax rate, provide protection against falling interest rates and enhance the tax equivalent yield on the portfolio. We expect to continue to purchase additional municipal bonds for these reasons in the future.

We evaluate all securities with unrealized losses quarterly to determine whether the loss is other than temporary. At September 30, 2006, management determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses and the performing nature of these securities. We believe that the unrealized losses in the securities portfolios were caused primarily by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on MBS.

Our investment strategy, which includes duration targets, portfolio size, and composition, has evolved as the overall interest rate risk position of our balance sheet has changed. In the second and third quarters of 2006 the composition of our commercial loan portfolio shifted to a more fixed rate profile. By itself, this shift would prompt us to shorten the investment portfolio to offset the risk to rising rates. However, the possibility of lower interest rates, suggested by the FOMC leaving rates unchanged at its last two meetings, would indicate that the portfolio duration could be extended to provide earnings. Pending liquidity and interest rate risk considerations, future purchases, if any, will be evaluated with these two conflicting considerations in mind. We anticipate limited opportunities to sell securities at a gain based on the current interest rate environment. We are currently evaluating strategies to reposition the securities portfolios to improve future period earnings or to reduce interest rate risk. These strategies could include the sale of securities at a loss. We continually review the securities portfolios to adjust for current or anticipated interest rate and yield curve levels. Based on asset and liability objectives, funding commercial loans and the relative flatness of the yield curve, we believe there will be limited or no portfolio growth for the remainder of 2006.

Deposits

Deposits represent our principal funding source. Our focus in 2006 and into 2007 continues to be expanding our geographic footprint, strengthening our brand image, as well as marketing new products and services to attract lower cost core deposits, which should enable us to more effectively manage our cost of funds. The continued successful execution of our retail strategy, we believe, contributes to increasing the value of our franchise. Since December 2004, we have opened eight new branches that as of September 30, 2006 have generated approximately $100.0 million in deposits. The success of recent new branches is reflected in these results. Our new branch in Morrisville, Bucks County Pennsylvania, which opened in December 2005, already had $22.5 million in deposits at September 30, 2006. In less than nine months of operation, our first branch in Ocean County, New Jersey in Cream Ridge had $12.2 million in deposits at September 30, 2006.

In the second quarter of 2006 we opened our fourth branch in Hunterdon County in Ringoes followed by our fifth branch in Hunterdon in the town of Whitehouse Station. Bringing our relationship driven brand of banking to new markets and neighborhoods is a critical factor in attracting a lower cost, diversified deposit base to fund our loan growth. In addition to the branches already opened in 2006, we have the potential of opening three additional branches before year-end. We have requested OCC approval for branches in Lawrence Township in Mercer County, Skillman in Somerset County, and Woodbridge and North Brunswick in Middlesex County. We believe that at least two of these branches will open before year-end 2006 with the other two opening in 2007. We also continue to actively develop other branch sites for 2007 and 2008. The generation of in market deposits is preferable to the use of wholesale funding vehicles, such as FHLB advances, and other higher cost funding alternatives.

Total deposits increased $59.5 million to $2.03 billion at September 30, 2006 from $1.97 billion at December 31, 2005. In the first quarter of 2006 we introduced our Simply Better Money Market product, which completes our suite of Simply Better deposit products. Our Simply Better Money Market product has been our primary core deposit funding product in 2006 along with retail certificates of deposit. We continued to experience strong competition for deposits during the first nine months of 2006. The continued increase in short term rates resulted in a marked increase in certificate of deposit rates in the first nine months of 2006. We believe that competition for lower cost core deposits will continue to be strong into 2007.

With the introduction of our Simply Better Money Market deposit product at an interest rate higher than our Simply Better Savings and Checking products, we have seen our customers shift deposits from these lower yielding accounts to the higher yielding Simply Better Money Market. Our full suite of Simply Better products has allowed us to maintain deposit balances in this highly competitive market, even as customers seek the best available rates. This shift was the primary factor in the decline in Simply Better Savings, which resulted in a decline in savings deposits during the first nine months of 2006. To a lesser extent, we experienced a similar shift of Simply Better Checking balances and this shift was the primary factor for the decline in interest bearing balances in the first nine months of 2006. We believe these trends could continue into 2007 based on the current interest rate environment.

The following table provides information concerning YNB’s deposit base at September 30, 2006 and December 31, 2005.

(in thousands)	September 30, 2006	December 31, 2005
Non-interest bearing demand deposits	$216,746	$232,269
Interest bearing demand deposits	342,502	375,630
Money market deposits	423,272	254,721
Savings deposits	163,706	298,508
Certificates of deposit of $100,000 or more	266,337	253,793
Other time deposits	619,642	557,796
Total	$2,032,205	$1,972,717

Interest bearing demand deposits decreased $33.1 million or 8.8% to $342.5 million at September 30, 2006 from $375.6 million at year-end 2005. The decline in interest bearing demand deposits is primarily due to the $41.7 million decrease in Simply Better Checking balances. Surrogates’ deposits (i.e., Intermingled Minors Trust Funds) increased $11.5 million from December 31, 2005 to $97.2 million at September 30, 2006. Approximately $90.5 million of these deposits will be up for competitive bid in December 2006. Our liquidity needs and core deposit growth should be the primary factors in determining whether we seek to retain these deposits.

Money market balances increased $168.6 million or 66.2% to $423.3 million at September 30, 2006, compared to $254.7 million at December 31, 2005. The primary factor for this increase was our popular Simply Better Money Market product. This tiered account pays a competitive rate of interest, and in the first nine months of 2006, attracted new customers to the Bank. At September 30, 2006, we had $245.6 million in Simply Better Money Market balances. Partially offsetting this growth was a $68.3 million decrease in money market balances acquired from Reserve Funds, which are priced at a premium over the Federal funds rate. Reserve Funds are money market balances acquired through an independent third party intermediary. YNB had no funds outstanding with Reserve Funds at September 30, 2006. However, we believe this source of deposits could be used in the future if needed.

Savings deposits decreased $134.8 million or 45.2%, to $163.7 million at September 30, 2006, compared to $298.5 million at December 31, 2005. The primary reason for this decline was the decline in Simply Better Savings balances to $102.5 million at September 30, 2006, compared to $226.7 million at December 31, 2005. We believe this shift of funds out of Simply Better Savings into Simply Better Money Market, and to a lesser extent, certificates of deposit, will continue, resulting in the cost of core deposits increasing.

We market our CDs through our branch network, through a computer-based service provided by an independent third party, which enables us to place CDs nationally, and through CD brokers on a very selected basis. There were no brokered CDs outstanding at September 30, 2006. Total time deposits, which include CDs of $100,000 or more and other time deposits, increased $74.4 million to $886.0 million at September 30, 2006 from $811.6 million at December 31, 2005. The net increase resulted principally from CDs attracted to the Bank during various CD marketing campaigns, and to a lesser extent, public fund CDs. At September 30, 2006 we had approximately $38.8 million in CDs obtained through the computer-based service, compared to $41.3 million at December 31, 2005. As interest rates have increased, the cost of CDs obtained through this service have become significantly more expensive than those obtained in our markets. It is our plan to retire these CDs as they mature subject to our liquidity needs. At September 30, 2006 total CDs represented 43.6% of our total deposit base compared to 41.1% at December 31, 2005. We believe that in the current interest rate environment, the popularity of certificates of deposit will continue to increase in the market place and CDs will increase as a percentage of our deposit base. If our loan growth increases, we would anticipate funding that growth with both our Simply Better Money Market product and certificates of deposits.

Non-interest bearing demand deposits decreased $15.5 million or 6.7% to $216.7 million at September 30, 2006, compared to $232.3 million at December 31, 2005. This decline was primarily due to a decrease in business checking balances in the first nine months of 2006. We believe this decline is representative of businesses’ desire to actively manage their money through our broad base of business deposit alternatives and does not reflect the loss of business relationships. Increasing non-interest bearing demand balances remains an important part of our strategy to manage our cost of funds.

It is our strategy to fund earning asset growth with deposits. To achieve this goal, we will continue to execute our retail strategy in order to attract lower cost core deposits. We believe this will contribute to a stable net interest margin in the near term and increased levels of net interest income. To realize these benefits we will continue to open branches in new markets, while introducing our products and broad range of banking services. The continued increase in interest rates in the first nine months of 2006, combined with sharply higher competition for deposits, has been the primary factor in limiting our ability to increase our net interest margin. In addition, should a greater part of our deposit base be in higher cost time deposits and other higher cost alternative funding sources, we would anticipate additional pressures on our net interest margin.

Borrowed Funds

We continue to utilize borrowed funds as a secondary funding source for earning assets as well as for asset and liability management, and liquidity purposes. Borrowed funds consist primarily of FHLB advances. Borrowed funds totaled $749.9 million at September 30, 2006, a decrease of $31.1 million from the $781.0 million outstanding at December 31, 2005. The decrease was primarily due to called FHLB advances which were not replaced. With our focus on increasing core deposits to fund our asset growth, we anticipate that borrowed funds will be a less important source of funding for YNB in the future. At September 30, 2006, borrowed funds, excluding subordinated debentures, declined to 22.9% of total assets compared to 24.3% at year-end 2005. Within approved policy guidelines, we may use borrowed funds as an alternative funding source or to meet desired business, asset and liability, or liquidity objectives.

We had FHLB advances outstanding of $674.0 million at September 30, 2006 a decrease of $30.0 million from the year-end 2005 level of $704.0 million, and $50.0 million lower than the balance at September 30, 2005. Callable borrowings, primarily FHLB advances, totaled $680.0 million or 99.4% of total borrowed funds at September 30, 2006. Callable borrowings have original terms of five to ten years and are callable after periods ranging from three months to five years. At September 30, 2006, YNB had $680.0 million in callable borrowings with call dates of one year or less. Based on September 30, 2006 interest rate levels, we anticipate there will be $131.0 million in advances called in the next twelve months. Further, should rates increase over the next twelve months, additional advances would be called. We retired $30.0 million in called advances in the first nine months of 2006. In December 2006, YNB has $40.0 million in advances with an average rate of 3.14% that we believe will be called. We anticipate that core deposits and securities cash flows will be adequate for our liquidity needs during the fourth quarter. Accordingly, we do not plan to replace any advances that may be called during 2006 and, as we evaluate 2007 liquidity needs, we may be able to further reduce our FHLB position. However, we may not have adequate liquidity to retire all advances that may be called in the next twelve months. If we do need to replace called advances with new borrowings, we would evaluate replacement borrowings based on our interest rate position and funding needs. The callable advance portfolio exposes YNB to interest rate risk primarily in a declining interest rate environment. We are currently evaluating strategies to address this risk, including the prepayment of advances at a loss.

Subordinated Debentures (Trust Preferred Securities)

At September 30, 2006 there were $62.9 million in subordinated debentures outstanding, unchanged from December 31, 2005, which supported payment of $1.9 million in equity securities and $61.0 million in trust preferred securities. All of the $61.0 million in trust-preferred securities qualified as Tier 1 capital at September 30, 2006. Currently the amount of trust-preferred securities qualifying as Tier 1 capital is limited to 25% of all Tier 1 capital.

Regulatory Capital

We are subject to risk-based capital standards under Federal banking regulations. These banking regulations relate a company’s regulatory capital to the risk profile of its total assets and off-balance sheet items, and provide the basis for evaluating capital adequacy. Under these standards, assets and certain off-balance sheet items are assigned to broad risk categories each with applicable weights. Typically, risk based capital standards require both the bank and the holding company to have Tier 1 capital of at least 4%, and total capital (including Tier 1 capital) of at least 8%, of total risk-adjusted assets. Our bank and holding company are also subject to leverage ratio requirements. The leverage ratio measures Tier 1 capital to adjusted quarterly average assets. Typically the leverage ratio is required to be at least 4%.

Stockholders’ equity at September 30, 2006 totaled $192.4 million, an increase of $14.9 million from the $177.5 million at December 31, 2005. The increase in stockholders’ equity for the first nine months of 2006 was primarily due to an increase in undivided profits and common stock.

A more detailed breakdown of the change in stockholders’ equity is set forth below:

(i)	YNB earned net income of $15.6 million and declared and paid cash dividends of $3.8 million for the nine months ended 2006.

(ii)

The net unrealized loss on securities available for sale was $10.2 million at September 30, 2006 compared to a net unrealized loss of $10.4 million at December 31, 2005. The decrease in the unrealized loss resulted in a $193,000 increase in stockholders’ equity.

(iii)

Proceeds and related tax benefits of $2.1 million were received from the exercise of stock options and $316,000 was received in reinvested dividends and optional purchases associated with our Dividend Reinvestment and Stock Purchase Plan. We also recorded a $159,000 related stock option expense and $5,000 to increase common stock associated with the fair market value adjustment related to the allocation of shares to employee accounts in our ESOP.

(iv)	Unallocated ESOP shares decreased by $422,000 to $1.8 million at September 30, 2006 from $2.3 million at December 31, 2005.

The table on the following page presents the actual capital amounts and ratios of Yardville National Bancorp (the “Holding Company”) and The Yardville National Bank (the “Bank”) at September 30, 2006 and December 31, 2005. We experienced improvement in the regulatory capital ratios at both the Bank and the Holding Company as capital levels increased, while asset growth remained modest.

Risk-based capital	Amounts		Ratios
(amounts in thousands)	September 30, 2006	December 31, 2005	September 30, 2006	December 31, 2005
Tier 1:
Holding Company	$262,094	$247,195	11.2%	10.8%
Bank	238,076	226,114	10.2	9.9
Total:
Holding Company	$284,474	$269,898	12.2%	11.8%
Bank	260,456	248,817	11.2	10.9
Tier 1 leverage:
Holding Company	$262,094	$247,195	8.8	8.3
Bank	238,076	226,114	8.0%	7.6%

Under capital adequacy guidelines, a well capitalized financial institution must maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of 6% and a leverage ratio of at least 5%. While we meet all the ratio requirements to be well capitalized, our agreement with the OCC results in the Bank no longer being considered well capitalized for certain regulatory purposes. This capital category may not, however, constitute an accurate representation of the Bank’s general financial condition or prospects. In addition, under the agreement, the Bank has to achieve and maintain a total risk-based capital ratio of at least 10.75%, a Tier 1 risk-based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. We were in compliance with all required capital ratios at September 30, 2006. We believe the combination of controlled asset growth and solid financial performance in 2006 should allow us to continue to exceed all applicable minimum capital requirements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risk from December 31, 2005, except as discussed below. For information regarding our market risk, please refer to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2005.

Asset and liability management involves the evaluation, monitoring, and managing of market risk, interest rate risk, liquidity risk and the appropriate use of capital, while maximizing profitability. Our Asset and Liability Committee (ALCO) provides oversight to the asset and liability process. The committee consists of both executive and senior management, and members of the Board of Directors. ALCO recommends policy guidelines regarding exposure to interest rates, liquidity and capital limits for approval by the Bank’s Board of Directors. Adherence to these guidelines is monitored on a monthly basis, and decisions related to the management of interest rate exposure due to changes in balance sheet composition or market interest rates are made when appropriate and agreed to by ALCO and the Board of Directors. One of the primary goals of asset and liability management is to prudently maximize net interest income. The risk to net interest income is derived from the difference in the maturity and repricing characteristics between assets and liabilities.

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

At September 30, 2006, the cumulative one-year gap was a negative $111.8 million or 3.7% of total assets compared to a negative $70,000 or 0.0% of total assets at December 31, 2005. We have maintained a modestly negative gap to better position YNB for stable or declining rates but this position has increased our risk exposure to rising rates. As the FOMC has left rates unchanged at its last two meetings, we believe there is uncertainty regarding future movement in rates and therefore we seek to limit our exposure to either rising or falling rates.

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

The following table sets forth the estimated change in net interest income from the base case scenario for a 12- and 24-month period based on our September 30, 2006 balance sheet:

Changes in market interest rates	Percentage Change in Net Interest Income
(in basis points)	Next 12 months	Next 24 months
As of: September 30, 2006
+200	1.7%	-8.2%
Flat	—	—
-200	-1.1%	2.5%

As of: December 31, 2005
+200	2.0%	-8.1%
Flat	—	—
-200	-2.7%	0.5%

The variance of outcomes as measured by the percentage change in net interest income over the next twelve months has narrowed at September 30, 2006, compared to December 31, 2005, which indicates an overall lower level of risk in the twelve month time horizon. Our interest rate risk exposure in year one and two are discussed below.

Our one-year risk profile, as measured by our simulation analysis, indicates limited changes from December 2005 to September 2006. We have modestly reduced our exposure to falling rates while leaving our year one benefit to rising rates nearly unchanged.

Our year two profile at September 30, 2006 is very similar to our risk position at year-end 2005. Our risk position to rising rates in year two increases over our rising rate risk position in year one. This increase in risk in year two stems from the assumed impact of callable FHLB advances being called and replaced with higher cost funding. We are currently evaluating several strategies to address this increased risk exposure to rising rates in year two. These include shortening the repricing characteristics of our earning assets through either loans or investments. On the liability side, we could lengthen our liabilities by attracting certificates of deposit with terms of over one year. In addition, as FHLB advances are called, we may not replace them or we may replace them with FHLB advances with longer terms and less optionality.

There are several factors that could limit our ability to manage our interest rate risk to rising rates as measured by our simulation analysis. First, our modeling assumes core deposit rates increase at a slower pace than overall interest rates. To the extent that we are required to increase our core rates faster than our model assumptions, due to market competition or funding needs, our risk to rising rates could be higher. In addition, approximately $191.1 million in floating rate commercial loans, tied to the prime rate of interest, have interest rate caps. The weighted average cap rate is 7.57% and the caps have a weighted average life of 34 months. At September 30, 2006, floating rate commercial loans that had reached their caps totaled approximately $169.9 million. If rates rise above the cap levels, the balance of these loans will effectively become fixed rate loans.

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

The following table lists the percentage change in EVE with a plus or minus 200 basis point rate shock at September 30, 2006 and December 31, 2005.

Changes in market interest rates in basis points	Percentage Change in EVE
(Rate Shock)	September 30, 2006	December 31, 2005
+200	-18%	-16%
-200	-8%	-14%

At September 30, 2006, our longer-term interest rate risk as measured by the percentage change in EVE, modestly increased in the plus 200 basis point (bp) rate shock and declined in the minus 200 bp rate shock. Both results are within our policy risk limit of –25% at September 30, 2006. The modest increased risk in the plus 200 bp rate shock was primarily due to a shortening in the duration of our deposit mix. This reduction in the duration of our deposit mix combined with the shortening of our FHLB borrowing portfolio were the key factors in the improved risk position in the minus 200 bp rate shock.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of September 30, 2006. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of Effectiveness of Controls

We note that any system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management overrides of controls. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

As previously disclosed in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005, and our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2006 and June 30, 2006, we are party to an action commenced by certain shareholders of the Company, namely Seidman and Associates, LLC, Lawrence B. Seidman and Dennis Pollack, in the Superior Court of New Jersey, Chancery Division, Passaic County. Two days of trial proceedings were held in July 2006 and two additional days of trial proceedings were held during the fourth quarter. Except for the commencement of trial proceedings, there were no material developments in the action during the third quarter of 2006.

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

Not Applicable.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Submission of Matters to a Vote of Securities Holders

Not Applicable.

Item 5: Other Information

Not Applicable.

Item 6: Exhibits.

The exhibits filed or incorporated by reference as part of this report are listed in the Index to Exhibits, which appears at page E-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

YARDVILLE NATIONAL BANCORP (Registrant)
Date: November 9, 2006	By: Stephen F. Carman Stephen F. Carman Vice President and Treasurer

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Amendment to Second Amended and Restated Supplemental Executive Retirement Plan of Yardville National Bank*
10.2	Lease dated September 15, 2006 between the Bank and Vernon Holdings 101837, LLC
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Vice President and Treasurer

*	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed with the SEC on August 9, 2006.

E-1