Form 10-K
period 2006-12-31
YARDVILLE NATIONAL BANCORP
filed 2007-03-30
CIK 787849

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-26086

YARDVILLE NATIONAL BANCORP
(Exact name of registrant as specified in its charter)

New Jersey	22-2670267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2465 Kuser Road, Hamilton, New Jersey	08690
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (609) 585-5100

Securities registered pursuant to Section 12(b) of the Act:

Common stock, no par value	Nasdaq Global Select Market
(Title of Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of voting common stock held by non-affiliates, computed using the closing sales price on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006), was $260,958,414.

An aggregate of 11,081,409 shares of common shares were outstanding as of March 22, 2007

PART I

Item 1. Business.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials we file with the Securities and Exchange Commission, referred to as the “SEC,” as well as information included in oral statements or other written statements made or to be made by us, contain statements that are forward-looking. These may include statements that relate to, among other things, profitability, liquidity, loan loss reserve adequacy, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from expected results and, accordingly, from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our current expectations include, among other things:

• adverse changes in our loan quality and the resulting credit risk-related losses and expenses;

• levels of our loan origination volume;

• the results of our efforts to implement our retail strategy and attract core deposits;

• compliance with laws and regulatory requirements, including our formal agreement with the Office of the Comptroller of the Currency, and compliance with Nasdaq standards;

• interest rate changes and other economic conditions;

• proxy contests and litigation;

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

Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on any forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.

General

Yardville National Bancorp, referred to as “we” or the “Company,” is a registered bank holding company headquartered in Mercer County, New Jersey with total assets of $2.6 billion, total deposits of $2.0 billion and total stockholders’ equity of $186.1 million at December 31, 2006. We conduct a general commercial and retail banking business through our principal operating subsidiary, The Yardville National Bank, referred to as the “Bank,” which commenced operations as a commercial bank in 1925. We provide a broad range of lending, deposit and other financial products and services with an emphasis on commercial real estate and commercial and industrial lending to small to mid-sized businesses and individuals. Our existing and target markets are located in the corridor between New York City and Philadelphia. We currently operate 33 full-service branches throughout Mercer, Hunterdon, Somerset, Middlesex, Burlington and Ocean Counties in New Jersey and Bucks County in Pennsylvania.

We have grown our loan portfolio both in our existing markets and by expanding into contiguous markets, and we see opportunities for continued growth. We believe these markets have customers with banking needs that can no longer be adequately served by smaller local institutions but who still desire the personalized service that larger institutions typically do not offer. We believe that the key differentiating factors between us and larger competitors is our philosophy of relationship banking and our in-market expertise, while our ability to enter into larger loan relationships enables us to effectively compete against smaller institutions.

Our goals are to further develop our earnings power and increase the value of our franchise. In order to achieve these goals, we need to continue to utilize our strength as a commercial business lender to generate higher yielding earning assets and manage our cost of funds by attracting lower cost core deposit accounts. Specifically in 2007, we plan to pursue these goals by executing our retail strategy, by expanding our branch network, enhancing our brand image and upgrading our technology infrastructure.

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

Our principal and executive offices are located at 2465 Kuser Road, Hamilton, New Jersey 08690. Our telephone number is (609) 585-5100.

Subsidiaries

The Company directly owns the Bank and six additional subsidiaries, Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, Yardville Capital Trust IV, Yardville Capital Trust V and Yardville Capital Trust VI. The Company is also the indirect owner, through the Bank, of ten subsidiaries, which provide insurance and financial services and own certain real estate, loans and securities. The assets, liabilities and results of operations of the Bank and its subsidiaries are consolidated with the Company for financial reporting purposes. The trusts are not consolidated subsidiaries. See Note 8 of the Notes to Consolidated Financial Statements filed with this annual report.

Competition

The Bank’s primary market area in central New Jersey is highly competitive for financial services and the Bank faces significant competition both in making loans and in attracting deposits. The Bank is subject to competition in all aspects of its business from other financial institutions such as commercial banks, savings banks, savings and loan associations, credit unions, insurance companies and finance and mortgage companies. Within the direct market area of the Bank, there are a significant number of competing financial institutions. The Bank competes in its market area with a number of larger commercial banks that have substantially greater resources, higher lending limits and larger branch systems, and that provide a broader array of banking products and services. In its lending business, the Bank is subject to competition from consumer finance companies and mortgage companies, which are subject to fewer regulatory restrictions than banks, and can often offer lower loan rates than banks. Financial institutions are intensely competitive in the interest rates they offer on deposits. In addition, the Bank faces competition for deposits from non-bank institutions such as brokerage firms, insurance companies and investment companies who offer the opportunity to invest in such instruments as short-term money market funds, corporate and government securities funds, mutual funds and annuities.

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

The Company had elected to become a “financial holding company” under the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) in March of 2000. The GLB Act amended the BHC Act to allow a “financial holding company” to engage in certain activities that were not previously permitted for a bank holding company, and to engage on less restrictive terms in certain activities that were previously permitted. These expanded activities include securities underwriting and dealing, insurance underwriting and sales, and merchant banking activities. In order to maintain its status as a financial holding company, the Company and the Bank must be “well capitalized” and “well managed,” and have a “satisfactory” rating under the Community Reinvestment Act (“CRA”). For bank holding companies that are not financial holding companies, the permissible activities are limited to those previously determined by the FRB to be so “closely related to banking” as to be a “proper incident thereto.” As a result of the formal agreement between the Bank and the OCC (which is more fully discussed under “Regulatory Matters” in Part I, Item 3), the Company elected to decertify as a financial holding company. Because the Company was not engaged in any activity that would have required it to be a financial holding company at the time of its decertification, such decertification did not impact the Company’s activities or operations.

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

Supervision and Regulation of the Bank

The operations and investments of the Bank are also limited by Federal and state statutes and regulations. The primary Federal regulator of the Bank is the OCC. The Bank and its operating subsidiaries may engage in any activities that are determined by the OCC to be part of or incidental to the business of banking. Under the GLB Act, the Bank may engage in expanded activities (such as insurance sales and securities underwriting) through the formation of a “financial subsidiary.” In order to be eligible to establish or acquire a financial subsidiary, the Bank must be “well capitalized” and “well managed” and may not have less than a “satisfactory” CRA rating. In addition, the total assets of all financial subsidiaries of a national bank may not exceed the lesser of $50 billion or 45% of the parent bank’s total assets. In calculating its risk-based capital, the Bank must deduct its equity investment, including retained earnings, from total risk-based capital and may not consolidate the assets and liabilities of a financial subsidiary with those of the Bank. If the Bank were to fail to meet the “well capitalized” or “well managed” criteria, and such deficiency was not corrected within six months, it would not be permitted to continue these expanded activities. In addition, if the Bank receives less than a “satisfactory” CRA rating, it would not be permitted to engage in any new activities or to make new investments in reliance on the financial subsidiary authority.

The Bank had previously filed a financial subsidiary certification with the OCC. As a result of the formal agreement between the Bank and the OCC (which is more fully discussed under “Regulatory Matters” in Part 1, Item 3), the Bank is no longer eligible to establish or maintain a financial subsidiary. Because the Bank is not engaged in any activity that could only be conducted through a financial subsidiary, this status will not impact its current activities and operations.

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

The Bank is also subject to Federal laws that limit the amount of transactions between the Bank and its non-bank affiliates, including the Company. Under these provisions, transactions (such as a loan or investment) by the Bank with any non-bank affiliate are generally limited to 10% of the Bank’s capital and surplus for all covered transactions with such affiliate or 20% of capital and surplus for all covered transactions. Any extensions of credit, with limited exceptions, must be secured by eligible collateral in specified amounts. The Bank is also prohibited from purchasing any “low quality” assets from an affiliate. The GLB Act imposes similar restrictions on transactions between the Bank and any financial subsidiaries.

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

Deposit Insurance

The deposits of the Bank are insured up to $100,000 per insured depositor by the FDIC (the insurance limit for self-directed retirement accounts, such as IRAs, has been increased to $250,000). Prior to 2007, the premiums paid by insured depository institutions ranged from $0.00 to $0.27 per $100 of insured deposits, based on an institution’s relative risk to the deposit insurance funds. Under these prior rules, the Bank paid FDIC insurance premiums of $0.0075 per $100 of insured deposits.

Beginning in 2007, the FDIC will use a revised risk-based premium system mandated by the Federal Deposit Insurance Reform Act of 2005. Under these new rules, the FDIC will place each institution in one of four risk categories, based first on capital ratios and then on other relevant supervisory information. Within the lowest risk category, rates will be based on the institution’s supervisory ratings, certain financial ratios and long-term debt issuer ratings, as applicable. Depending on the institution’s risk category, rates will range between $0.05 and $0.43 per $100 of insured deposits; institutions in the lowest risk category will be charged a rate between $0.05 and $0.07 per $100 of insured deposits. As FDIC deposit insurance premiums continue to be “risk-based,” higher premiums would be charged to banks that have lower capital ratios or higher risk profiles. Consequently, a decrease in the Bank’s capital ratios, or a negative evaluation by the OCC, as the Bank’s primary Federal banking regulator, may also increase the Bank’s net funding costs and reduce its net income. As a result of these new rules, and the Bank’s regulatory classification under the formal agreement with the OCC, the FDIC insurance premiums paid by the Bank have increased significantly.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a Federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds (commonly referred to as FICO bonds) were issued to capitalize the Federal Savings and Loan Insurance Corporation. This assessment is separate from the assessment of risk-based premiums for deposit insurance. FDIC-insured depository institutions paid an average of approximately 1.275 cents per $100 of assessable deposits in 2006. The FDIC established the FICO assessment rate effective for the first quarter of 2007 at approximately 1.22 cents annually per $100 of assessable deposits.

As a result of the legislation noted above, the Federal deposit insurance system has been substantially reformed. In addition to the features previously discussed, other important aspects of this legislation include (1) merging the Bank Insurance Fund and the Savings Association Insurance Fund into the new Deposit Insurance Fund, effective as of March 31, 2006, (2) beginning April 1, 2010 and every succeeding five years, indexing the insurance limit to allow for inflation, (3) providing credits (totaling $4.7 billion) to offset future premium payments by banks in recognition of their contributions to the FDIC since 1996, (4) eliminating the current

1.25% coverage ratio in favor of FDIC discretion to set the ratio within a range of 1.15% to 1.50% annually, (5) allowing the FDIC to manage the pace at which the reserve ratio varies within this range and (6) restoring FDIC discretion to price deposit insurance according to risk for all institutions regardless of the level of the coverage ratio. All of the regulations required to implement these provisions have been adopted. Under this legislation and the implementing regulations, neither the premium credit received by the Bank, nor the increase in premiums paid by the Bank, is expected to be material to the Bank’s financial condition.

Capital Rules

Under risk-based capital requirements for bank holding companies, the Company is required to maintain a minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) of 8%. At least half of the total capital is to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangible assets (“Tier 1 Capital”). The remainder may consist of certain subordinated debt, certain hybrid capital instruments and other qualifying preferred stock, and a limited amount of the allowance for loan losses (“Tier 2 Capital” and, together with Tier 1 Capital, “Total Capital”). At December 31, 2006, the Company’s Tier 1 Capital and Total Capital ratios were 11.2% and 12.3%, respectively.

In addition, the FRB has established minimum leverage ratio requirements for bank holding companies. For bank holding companies that meet certain specified criteria, including having the highest regulatory rating and not experiencing significant growth or expansion, these requirements provide for a minimum leverage ratio of Tier 1 Capital to adjusted average assets equal to 3%. Other bank holding companies that fail to meet such criteria will generally be required to maintain a leverage ratio of 4-5%. The Company’s leverage ratio at December 31, 2006, was 8.8%. The Bank is subject to similar capital requirements adopted by the OCC.

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

In addition to the required minimum capital levels described above, Federal law establishes a system of “prompt corrective actions” which Federal banking agencies are required to take, and certain actions which they have discretion to take, based upon the capital category into which a Federally regulated depository institution falls. The extent of these powers depends upon whether the institution in question is considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Generally, the smaller an institution’s capital base relative to its total assets, the greater the scope and severity of the agencies’ powers. The capital thresholds for a “well capitalized” institution and “adequately capitalized” institution are set forth below. An institution will be deemed “undercapitalized” if it fails to meet the minimum capital requirements, “significantly undercapitalized” if it has a Total Capital ratio that is less than 6.0%, a Tier 1 Capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0% and “critically undercapitalized” if the institution has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Business activities may also be influenced by an institution’s capital classification. For example, only a “well capitalized” institution may accept brokered deposits without prior regulatory approval. An “adequately capitalized” institution may accept brokered deposits only with prior regulatory approval.

The following table sets forth the minimum capital ratios that a bank must satisfy in order to be considered adequately capitalized or well capitalized under the prompt corrective action regulations, the minimum capital ratios applicable to the Bank under its formal agreement with the OCC, and the Bank’s capital ratios at December 31, 2006:

	Adequately Capitalized	Well Capitalized	OCC Required Minimum	Bank Ratios
Total Risk-Based Capital Ratio	8.00%	10.00%	10.75%	11.2%
Tier 1 Risk-Based Capital Ratio	4.00%	6.00%	9.75%	10.1%
Leverage Ratio	4.00%	5.00%	7.50%	8.0%

As a result of the formal agreement with the OCC, the Bank is no longer deemed to be “well capitalized” for regulatory purposes. This classification, however, is not intended to be and should not be construed as a representation of the overall financial condition or prospects of the Bank.

The prompt corrective action rules require an undercapitalized institution to file a written capital restoration plan, along with a performance guaranty by its holding company or a third party. In addition, an undercapitalized institution becomes subject to certain automatic restrictions including a prohibition on payment of dividends, a limitation on asset growth and expansion in certain cases, a limitation on the payment of bonuses or raises to senior executive officers, and a prohibition on the payment of certain “management fees” to any “controlling person.” Institutions that are classified as undercapitalized are also subject to certain additional supervisory actions, including increased reporting burdens and regulatory monitoring, a limitation on the institution’s ability to make acquisitions, open new branch offices, or engage in new lines of business, obligations to raise additional capital, restrictions on transactions with affiliates, and restrictions on interest rates paid by the institution on deposits. In certain cases, bank regulatory agencies may require replacement of senior executive officers or directors, or sale of the institution to a willing purchaser. If an institution is deemed to be “critically undercapitalized” and continues in that category for four quarters, the statute requires, with certain narrowly limited exceptions, that the institution be placed in receivership.

Under currently applicable guidance, subordinated debentures recorded on the Company’s balance sheet (issued in connection with trust preferred securities) are included in Tier 1 Capital of the Company, up to a maximum of 25% of Tier 1 Capital. Historically, this capital treatment was based on the accounting for these instruments, however, trust preferred securities are no longer consolidated under U.S. generally accepted accounting principles, or “GAAP.” Partly in response to this accounting change, the FRB amended its risk-based capital standards for bank holding companies to allow for the continued inclusion of outstanding and prospective issuances of trust preferred securities in Tier 1 Capital subject to stricter quantitative limits and qualitative standards. Under the amended rule, the aggregate amount of trust preferred securities and certain other capital instruments would be limited to 25% of Tier 1 Capital, net of goodwill less any deferred tax liability. The amount of trust preferred securities and certain other capital instruments in excess of the limit could be included in Tier 2 Capital, subject to restrictions. The amended rule provides a five-year transition period for the application of the quantitative limits. The Company would continue to follow GAAP in accounting for these instruments for regulatory reporting purposes. The amended rule would not impact the Company’s existing treatment of trust preferred securities for purposes of computing its Tier 1 Capital, nor would it affect the capital adequacy rating of the Bank. See “Subordinated Debentures” and “Regulatory Capital” in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Limitations on Payment of Dividends

Under applicable New Jersey law, the Company is not permitted to pay dividends on its capital stock if, following the payment of the dividend, it would be unable to pay its debts as they became due in the usual course of business or its total assets would be less than its total liabilities. Further, it is the policy of the FRB that bank holding companies should pay dividends only out of current earnings and only if future retained earnings would be consistent with the Company’s capital, asset quality and financial condition.

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

In addition, as a bank whose deposits are insured by the FDIC, the Bank may not pay dividends or distribute any of its capital assets during a period in which it is in default under any assessment due to the FDIC. The Bank is not in default under any of its obligations to the FDIC.

Under the formal agreement with the OCC, and the supervisory letter from the Federal Reserve Bank of Philadelphia, prior regulatory approval is required for dividend payments by both the Bank and the Company (see “Regulatory Matters” in Part I, Item 3).

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

USA PATRIOT Act

The USA PATRIOT Act authorizes the Secretary of the Treasury, in consultation with the other Federal financial institution regulatory agencies, to adopt special measures applicable to financial institutions. Among its provisions, the USA PATRIOT Act requires each financial institution: to establish an anti-money laundering program; to establish due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering in United States private bank accounts and correspondent accounts maintained for non-United States persons or their representatives; and to avoid establishing, maintaining, administering or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, the USA PATRIOT Act expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to request for information from Federal banking agencies within 120 hours.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, auditing and accounting, executive compensation and corporate reporting for entities, such as the Company, with equity or debt securities registered under the Securities Exchange Act of 1934. Among other things, Sarbanes-Oxley and its implementing regulations have established new membership requirements and additional responsibilities for our audit committee, imposed restrictions on the relationship between the Company and its outside auditors (including restrictions on the types of non-audit services our auditors may provide to us), imposed additional responsibilities for our external financial statements on our chief executive officer and chief financial officer, expanded the disclosure requirements for our corporate insiders, required our management to evaluate the Company’s disclosure controls and procedures and its internal control over financial reporting, and required our auditors to issue a report on our internal control over financial reporting. The NASDAQ Stock Market LLC (“NASDAQ”) has also adopted corporate governance rules that have been approved by the SEC. The requirements are intended to allow shareholders to more easily and efficiently monitor the performance of companies and directors. The Company and its board of directors have, as appropriate, adopted or modified the Company’s policies and practices in order to comply with these regulatory requirements and to enhance the Company’s corporate governance practices.

Other Laws and Regulations

The Company and the Bank are subject to a variety of laws and regulations which are not limited to banking organizations. In lending to commercial and consumer borrowers, and in owning and operating its own property, the Bank is subject to regulations and potential liabilities under state and Federal environmental laws.

Legislation and Regulatory Changes

Legislation and regulations may be enacted which increase the cost of doing business, limit or expand permissible activities, affect the competitive balance between banks and other financial services providers or impact bank compliance responsibilities. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions are frequently made in Congress and before various bank regulatory agencies. For example, the recently enacted Financial Services Regulatory Relief Act of 2006 has provided meaningful, but limited, relief from various regulatory constraints and compliance burdens imposed on the banking industry. The reduction in the Bank’s regulatory compliance burdens that results from this legislation is not expected to materially impact the Bank’s operations or financial condition.

Employees

At December 31, 2006, the Company employed 408 full-time employees and 13 part-time employees.

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

During the last five years, our total assets have grown from $2.23 billion at December 31, 2002 to $2.62 billion at December 31, 2006. Our business strategy calls for continued expansion. Our ability to continue to grow depends, in part, upon our ability to open new branch locations, successfully attract deposits to existing and new branches, and identify favorable loan and acquisition opportunities. In the event that we do not continue to grow, our results of operations could be adversely impacted.

We may not be able to manage our growth, which may adversely impact our financial results.

As part of our expansion strategy, we plan to open new branches in our existing and target markets. However, we may be unable to identify attractive locations on terms favorable to us, obtain regulatory approvals or hire qualified management to operate new branches. In addition, the organizational and overhead costs may be greater than we anticipated. New branches may take longer than expected to reach profitability, and we cannot assure that they will become profitable. The additional costs of starting new branches may adversely impact our financial results.

Our ability to manage growth successfully will depend on whether we can continue to fund our growth while maintaining cost controls and asset quality, as well as on factors beyond our control, such as national and regional economic conditions and interest rate trends. If we are not able to control costs and maintain asset quality, such growth could adversely impact our earnings and financial condition.

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

Future issuances of blank check preferred stock may reduce voting power of common stock and may have anti-takeover effects that could prevent a change in control.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock with such designations, rights, powers and preferences as may be determined from time to time by our board of directors, including such dividend, liquidation, conversion, voting or other rights, powers and preferences as may be determined from time to time by the board of directors without further shareholder approval. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of common stock. In addition, the authorized shares of preferred stock and common stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control.

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

Commercial loans are generally viewed as having a higher credit risk than residential real estate or consumer loans because they usually involve larger loan balances to a single borrower and are more susceptible to a risk of default during an economic downturn. Commercial and industrial loans and commercial real estate loans, which comprise our commercial loan portfolio, were 82.6% of our total loan portfolio at December 31, 2006. Construction and development loans, which are included as part of our commercial real estate loans, were 12.4% of our total loan portfolio at December 31, 2006. Construction financing typically involves a higher degree of credit risk than commercial mortgage lending. Risk of loss on a construction loan depends largely on the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost (including interest) of construction. If the estimated property value proves to be inaccurate, the loan may be undersecured.

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

Proxy contests and shareholder litigation may adversely effect our results of operations.

An insurgent shareholder group conducted a proxy contest against our board of directors’ nominees in 2006 and we have reason to believe will do so again in 2007. Members of the same shareholder group commenced litigation against us in 2006 and 2007. These contests and litigation cause us to use resources, both in expense and in the time and attention of our management, which could otherwise be used in operating our business. Accordingly, our results of operations may be adversely effected.

Adverse economic and business conditions in our market area may have an adverse effect on our earnings.

Substantially all of our business is with customers located within Mercer County and contiguous counties. Generally, we make loans to small to mid-sized businesses, most of which depend on the health of the regional economy for their success. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Adverse economic and business conditions in our market area could reduce our growth rate, affect our borrowers’ ability to repay their loans and, consequently, adversely affect our financial condition and performance. Further, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave many of our loans undersecured. If we are required to liquidate real estate collateral to satisfy loans during a period of reduced real estate values, our earnings could be adversely affected.

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

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience gaps in the interest rate sensitivities of our assets and liabilities. The gap is based on the maturity and repricing characteristics of interest earning assets and interest bearing liabilities for selected time periods. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Likewise, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to accurately predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, recession, unemployment, money supply, domestic and international events and changes in the United States and other financial markets.

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

The banking industry is extensively regulated. Banking regulations are intended primarily to protect depositors and the FDIC deposit insurance funds, not the shareholders of the Company. We are subject to regulation and supervision by the FRB. The Bank is subject to regulation and supervision by the OCC and, as discussed under the heading “Regulatory Matters” in Part I, Item 3, is party to a formal agreement with the OCC. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. We are subject to various regulatory capital requirements, which involve both quantitative measures of our assets and liabilities and qualitative judgments by regulators regarding risks and other factors. Failure to meet minimum capital requirements or comply with other regulations could result in actions by regulators that could adversely affect our ability to pay dividends or otherwise adversely impact operations. Such actions may include requiring us to increase our allowance for loan losses, requiring us to divest our interest in certain loans and limiting our ability to open new branches.

In addition, changes in laws, regulations and regulatory practices affecting the banking industry may limit the manner in which we conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and achieve satisfactory spreads and impose additional costs on us. The Bank is also subject to a number of Federal laws which, among other things, require it to lend to various sectors of the economy and population, and establish and maintain comprehensive programs relating to anti-money laundering and customer identification. The Bank’s compliance with these laws will be considered by the Federal banking regulators when reviewing bank merger and bank holding company acquisitions or commence new activities or make new investment in reliance on the GLB Act. As a public company, we are also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as the rules and regulations promulgated by the SEC and NASDAQ.

Our disclosure controls and procedures and our internal control over financial reporting may not achieve their intended objectives.

Our system of internal controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the internal control system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of controls. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. The design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. In connection with management’s assessment of our internal control over financial reporting at December 31, 2006, management identified a material weakness related to the risk rating process and the resultant determination of the allowance for loan losses and the provision for loan losses. You should see Item 9A, “Management’s Report on Internal Control Over Financial Reporting,” for additional information.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of March 16, 2007, we were conducting our business through 33 banking branches, an operations center and a maintenance center.

Our executive offices are located at 2445 and 2465 Kuser Road, Hamilton, New Jersey, which is also the location of one of our branches. The Bank leases the offices at this location pursuant to a lease that began in October 1999, has an initial term of 14 years ending in 2013, and is renewable for two additional five-year periods thereafter. The monthly rental payments under the lease are $56,387 during the second five years of the lease, which commenced in October 2004. The monthly rental will be adjusted every five years in accordance with a formula based on the Consumer Price Index, provided that the monthly rental payment for any lease period may not vary by more than 3% from the monthly rental payment in the immediately preceding lease period. The Bank has the option to purchase the property at its fair market value at the time the option is exercised.

Of the 33 banking branches, five of the buildings and the land on which they are located are owned and 28 buildings and the land on which they are located are leased. The operations center, the maintenance center, and the land on which they are located are leased.

Item 3. Legal Proceedings.

Actions Related to 2006 Annual Meeting

On March 3, 2006, certain shareholders of the Company, namely Seidman and Associates, LLC, Lawrence B. Seidman and Dennis Pollack (the “Plaintiffs”), filed a Verified Complaint and Order to Show Cause in the Superior Court of New Jersey, Chancery Division, Passaic County, against the Company, the directors and two former directors. The Plaintiffs' action sought to (a) invalidate a director qualification by-law that the directors adopted in January 2006, (b) sought to declare the director qualification by-law inapplicable to Lawrence B. Seidman and find that Seidman was eligible for service on the Company's Board, and (c) sought to declare four director seats open for election at the 2006 Annual Meeting of Shareholders.

On December 12, 2006, after a four day hearing, the court issued a ruling that upheld the validity of the Company's director qualifications by-law, upheld the disqualification of plaintiff Seidman from service on the Company's Board and upheld the results of the May 2006 election that was held at the Annual meeting of Shareholders.

The court also found, however, that the Company lacked a compelling justification to reduce its Board size from 15 seats to 13 seats in December 2005 after two directors resigned from the Board. Based on the lack of a compelling justification, the Court awarded plaintiffs reimbursement for the cost of the proxy contest associated with the 2006 Annual Meeting and the attorneys’ fees and costs associated with the initial order to show cause phase of the litigation.

Plaintiffs made a post-trial application to the court to (a) hold additional hearings on claims that plaintiffs’ claimed the Court never addressed, (b) require the Company to increase the size of its board by two directors, and (c) issue a ruling that the director qualification by-law does not prohibit plaintiff Seidman from nominating director candidates for the election at the 2007 Annual Meeting of Shareholders.

On February 8, 2007, the court ruled that (a) the Company does not have to increase the size of its board by two seats, (b) no additional hearings were necessary, and (c) there was no reason to address the validity of the director qualification by-law nomination preclusion provision, because there was no present case in controversy that required a ruling on this subject. The Court also found that the Company was responsible for reimbursing Plaintiffs for the costs of the 2006 proxy contest and the individual directors were responsible for reimbursing Plaintiffs for the costs of the initial order to show cause phase of the litigation.

Plaintiffs filed a post-trial application for fees and costs on or about March 18, 2007. In that application they sought reimbursement of approximately $162,000 in proxy costs and attorneys’ fees and costs. The Company and the directors opposed plaintiffs’ application. The parties are currently waiting for the Court to issue a ruling.

Actions Related to 2007 Annual Meeting

On February 9, 2007, certain shareholders of the Company, namely Lawrence B. Seidman and Seidman and Associates, LLC, filed a Verified Complaint and Order to Show Cause in the Superior Court of New Jersey, Chancery Division, Passaic County, against the Company, contending that the 2007 annual meeting of shareholders be held no later than June 4, 2007. On March 21, 2007, the court entered an Order that requires the Company hold its 2007 annual meeting of shareholders on July 12, 2007.

Regulatory Matters

On August 31, 2005, the Bank entered into a formal agreement with the OCC regarding the Bank’s operations, maintaining specified capital levels, obtaining prior approvals of dividend payments, and other concerns identified in the OCC’s Report of Examination for the examination that commenced on January 3, 2005. Under the agreement, the Bank will not be deemed to be “well capitalized” for certain regulatory purposes. Such capital category may not, however, accurately represent the Bank’s general financial condition or prospects. As a result of the agreement, the Bank is not eligible to establish or acquire a financial subsidiary to engage in expanded financial activities such as securities underwriting and insurance brokerage. In addition, the Company has elected to decertify as a “financial holding company” within the meaning of the Bank Holding Company Act. A “financial holding company” may affiliate with financial companies, such as merchant banking, securities and insurance firms, that engage in a broader range of activities than previously permitted for bank holding companies. Neither of these actions will impact current activities and operations of the Company or the Bank.

In January 2006, the OCC commenced a routine examination of the Bank for the annual period ended September 30, 2005. The OCC also conducted more limited reviews in August and November 2006. In January 2007, the OCC commenced a routine examination of the Bank for the annual period ended September 30, 2006.

While we believe the Bank has made progress in addressing many concerns raised by the OCC in the formal agreement, we do not expect the OCC to terminate its formal agreement at this time.

On January 27, 2006, the Federal Reserve Bank of Philadelphia issued a supervisory letter to the Company. The supervisory letter sets forth certain provisions with respect to which the Reserve Bank has requested our compliance, including obtaining prior approvals of dividend payments and any indebtedness other than indebtedness incurred in the ordinary course of business, as well as refraining from purchasing or redeeming any shares of our stock.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded in the Nasdaq Global Select Market under the symbol “YANB.” The following table shows, by quarter, the high and low sales prices of our common stock in the Nasdaq National Market or Nasdaq Global Select Market and the cash dividends declared per common share during 2006 and 2005.

2006 Quarter	High	Low	Cash Dividends Declared
First	$37.64	$34.80	$0.115
Second	38.47	34.68	0.115
Third	36.85	33.75	0.115
Fourth	39.99	35.28	0.115

2005 Quarter
First	$33.83	$31.41	$0.115
Second	36.36	32.34	0.115
Third	36.95	34.68	0.115
Fourth	38.04	33.10	0.115

Holders

As of December 31, 2006, our common stock was held by approximately 4,300 holders of record, which included approximately 700 registered holders and an estimate of individual participants who held our common stock through registered clearing agencies and their nominees.

Dividends

In each of 2006 and 2005, the Company paid four quarterly cash dividends on its common stock in the aggregate amount of $5.1 million and $4.9 million, respectively, or $0.46 per share. Cash dividends are generally paid quarterly or four times a year. In the first quarter of 2007, the Company paid a cash dividend in the amount of $0.115 per share on the common stock. Because substantially all of the funds available for the payment of cash dividends are derived from the Bank, future cash dividends will depend primarily upon the Bank’s earnings, financial condition, needfor funds, and government policies and regulations applicable to both the Bank and the Company. The Company has also agreed with the holders of the trust preferred securities issued by subsidiary trusts (see Note 8 of the Notes to Consolidated Financial Statements) that the Company will not pay dividends if an event of default should occur (and remain uncured) under the terms of the trust preferred securities. As of December 31, 2006, the net profits of the Bank available for distributions to the Company as dividends were approximately $15.3 million.

Pursuant to the supervisory letter we received from the Federal Reserve Bank of Philadelphia, the Company may not declare or pay any dividend without the prior approval of the Reserve Bank. In addition, the Bank’s formal agreement with the OCC provides that the Bank may not declare or pay any dividend to the Company without the prior written approval of the OCC. In the event that the Bank was unable to pay dividends, it would adversely affect the Company’s ability to pay dividends. While we cannot ensure that we will receive the necessary approvals, we do not believe that the Reserve Bank supervisory letter or the Bank’s formal agreement with the OCC will materially limit our ability to pay future dividends on our common stock. For additional discussion of the supervisory letter and formal agreement, see “Regulatory Matters” in Part I, Item 3.

The Company expects to continue to pay quarterly cash dividends during 2007 to holders of common stock, subject to the conditions described above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2006, with respect to compensation plans, including individual compensation arrangements, under which our common stock is authorized for issuance.

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column
Equity compensation plans approved by security holders(1)	755,335	$18.13	708,554
Equity compensation plans not approved by security holders	—	—	—
Total	755,335	$18.13	708,554
____________

(1) These plans consist of the Yardville National Bancorp 1997 Stock Option Plan, the 2003 Director Plan and the 2005 Equity Incentive Plan.

Item 6. Selected Financial Data.

The following table sets forth certain historical financial data with respect to the Company and should be read in conjunction with the consolidated financial statements and related notes thereto included in this report.

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Income
(in thousands)
Interest income	$189,531	$170,267	$139,864	$121,469	$120,259
Interest expense	105,401	87,054	69,145	68,289	73,776
Net interest income	84,130	83,213	70,719	53,180	46,483
Provision for loan losses	11,350	10,530	9,625	9,360	4,375
Securities (losses) gains, net	(6,523)	862	1,297	1,513	3,084
Other non-interest income	7,281	6,628	6,682	6,581	5,220
Loss on redemption of FHLB advances	15,271	—	—	—	—
Non-interest expense	55,232	49,602	42,649	38,159	31,044
Income before income tax (benefit) expense	3,035	30,571	26,424	13,755	19,368
Income tax (benefit) expense	(2,230)	9,637	7,899	3,446	5,364
Net income	$5,265	$20,934	$18,525	$10,309	$14,004

Balance Sheet
(in thousands, except per share data)
Assets	$2,620,731	$2,956,731	$2,805,917	$2,431,193	$2,232,468
Loans	1,972,881	1,972,840	1,782,592	1,443,355	1,195,143
Allowance for loan losses	24,563	22,703	20,116	17,295	16,821
Securities	498,713	830,694	880,782	866,693	876,365
Deposits	2,003,283	1,972,717	1,810,004	1,483,809	1,272,286
Subordinated debentures	62,892	62,892	62,892	47,428	33,510
Borrowed funds	337,281	718,120	753,130	738,080	757,711
Stockholders' equity	186,094	177,458	160,158	143,557	145,939

Per Share Data
Net income - basic	$0.48	$1.97	$1.77	$0.99	$1.72
Net income - diluted	0.46	1.89	1.71	0.97	1.68
Cash dividends	0.46	0.46	0.46	0.46	0.44
Stockholders' equity (book value)	16.88	16.35	15.27	13.80	14.08

Other Data
Average shares outstanding - basic	10,948	10,609	10,455	10,391	8,124
Average shares outstanding - diluted	11,350	11,057	10,861	10,651	8,319

Selected Financial Data (continued)

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Financial Ratios
Return on average assets	0.18%	0.72%	0.70%	0.44%	0.67%
Return on average stockholders' equity	2.87	12.57	12.38	7.09	13.45
Net interest margin	2.97	2.98	2.76	2.35	2.29
Net interest margin (1)	3.05	3.05	2.83	2.42	2.36
Efficiency ratio	83.05	54.69	54.19	62.28	56.66
Efficiency ratio (1)	81.00	53.52	53.06	60.87	55.40
Total loans to total assets	75.28	66.72	63.53	59.37	53.53

Capital Ratios
Average stockholders' equity to average assets	6.26	5.76	5.64	6.19	4.97
Dividend payout ratio	96.13	23.88	26.00	46.46	25.32
Tier 1 leverage ratio	8.83	8.32	7.62	7.79	7.76
Tier 1 capital as a percentage of risk-weighted assets	11.17	10.82	10.09	11.05	11.84
Total capital as a percentage of risk-weighted assets	12.26	11.82	11.42	12.07	13.00

Asset Quality Ratios
Allowance for loan losses to total loans	1.25	1.15	1.13	1.20	1.41
Net loan charge offs to average total loans	0.48	0.42	0.42	0.67	0.10
Nonperforming loans to total loans	1.47	0.94	0.56	0.74	0.52
Nonperforming assets to toal loans and other real
estate owned	1.49	0.94	0.56	0.74	0.61
Nonperforming assets to total assets	1.12	0.63	0.36	0.44	0.33
Allowance for loan losses to nonperforming assets	83.38	121.97	201.00	162.55	229.73
Allowance for loan losses to nonperforming loans	84.48%	121.97%	201.00%	162.55%	268.11%

Market Price Per Share of Common Stock
Closing	$37.72	$34.65	$34.26	$25.74	$17.24
High	39.99	38.04	35.05	25.90	21.20
Low	33.75	31.41	23.21	16.30	12.25

____________

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The purpose of this discussion and analysis is to provide the reader with information pertinent to understanding and assessing Yardville National Bancorp’s results of operations for each of the past three years and financial condition for each of the past two years, as well as selected data for the past five years. Throughout this annual report the terms “YNB,” “Company,” “we,” “us,” and “our,” will refer to Yardville National Bancorp, our wholly-owned banking subsidiary The Yardville National Bank (the “Bank”), and other subsidiaries as a consolidated entity, except where noted. The following discussion and analysis should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of YNB. These forward-looking statements involve certain risks and uncertainties. Certain factors that may cause actual results to differ materially from those contemplated by such forward-looking statements are described in Part I, Item 1, on page 1.

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

YNB’s significant accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations. Note 1 of the Notes to Consolidated Financial Statements contains a summary of our significant accounting policies. We believe our policies governing the allowance for loan losses, income taxes and asset impairments including other than temporary declines in the value of our securities, are critical accounting policies because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Management has reviewed and approved these critical accounting policies and has discussed these policies with our audit committee.

The allowance for loan losses represents our best estimate of probable credit losses inherent in the loan portfolio at the balance sheet date. The adequacy of our allowance for loan losses is evaluated regularly. The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an adequate allowance for loan losses. The allowance for loan losses is determined based on our assessment of several factors. Those factors include reviews and evaluations of specific loans, current economic conditions, historical loan loss experience, the borrowers’ ability to repay amounts advanced, collateral values and the level of classified and nonperforming loans. We believe that our allowance for loan losses is adequate to cover probable loan losses which are specifically identifiable, as well as losses inherent in our portfolio which are probable but not specifically identifiable. Note 1 of the Notes to Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses.

We are subject to the income tax laws of the United States and the states where we conduct our business. We account for income taxes by recognizing the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for estimated future tax consequences, which require judgment with respect to events that have been recognized in our consolidated financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences, including the recoverability of deferred tax assets, could materially impact our consolidated financial statements or results of operations. Notes 1 and 9 of the Notes to Consolidated Financial Statements include further explanation of our accounting for income taxes.

Certain of our assets are carried in our consolidated statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of various assets. In addition to our impairment analyses related to loans, another significant analysis relates to other than temporary declines in the value of our securities. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying value of the security by writing down the security to fair market value through a charge to current period earnings. At December 31, 2006 we have determined that all unrealized losses were temporary in nature.

Results of Operations

2006 Executive Summary

Yardville National Bancorp is a $2.62 billion holding company headquartered in Hamilton, New Jersey. Positioned in the dynamic Central New Jersey business corridor connecting New York City and Philadelphia, we operate 33 full-service branches through our wholly-owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex, Burlington, and Ocean Counties in New Jersey and Bucks County, Pennsylvania.

Located in Mercer County since 1925, we offer relationship-based community banking to customers throughout New Jersey and Eastern Pennsylvania. We provide a broad range of lending, deposit and other financial products and services. We emphasize the origination of commercial real estate and commercial and industrial loans to small to mid-sized businesses funded by deposits generated through our expanding branch network. Our commitment is to provide quality products and exceptional service to our customers, while building shareholder value by extending the YNB franchise into demographically strong markets.

Our focus as a commercial business lender provides us opportunities to generate higher yielding earning assets. We generate substantially all of our revenue from interest income earned on loans and securities. Throughout 2006 we experienced a flat, and at times inverted yield curve, which produced an exceptionally challenging interest rate environment. The combination of a challenging interest rate environment and a very competitive marketplace for loans and deposits contributed to net interest income pressure causing our primary source of income to lag expectations.

We remain focused on gathering core deposits through the continued execution of our retail strategy. We have added branches in new markets, consistently marketing our products and services while reinforcing our brand image. The generation and retention of core deposits will enable us to effectively fund our commercial loan growth, generate net interest income and enhance shareholder value.

During 2006, we continued our geographic expansion by opening our first branch in Ocean County, New Jersey. We added two more branches in Hunterdon County, New Jersey in the second and third quarters. In the fourth quarter, we opened new branches in Woodbridge in Middlesex County, and Skillman in Somerset County, bringing the total number of branches opened in 2006 to five. In early 2006, we also introduced our Simply Better Money Market product throughout our branch network with great success. Simply Better Money Market balances exceeded $260.0 million by year-end.

Late in the fourth quarter of 2006, we announced the restructuring of a portion of our balance sheet. The restructuring of the balance sheet is intended to enhance our net interest margin and increase our net interest income in 2007 and beyond while reducing our interest rate risk exposure and enhancing our liquidity profile. To achieve these results, we sold lower yielding securities and used the proceeds to retire $320.0 million in higher cost fixed rate Federal Home Loan Bank (FHLB) advances. We also refinanced $100.0 million in FHLB advances to further reduce interest expense. The restructuring resulted in a charge to fourth quarter 2006 earnings of approximately $12.9 million after tax, or $1.13 per diluted share.

Throughout management’s discussion and analysis of financial condition and results of operations we will present information including and excluding the impact of our restructure. We believe that this provides comparability for our core operating business and is consistent with industry practice. Although we believe that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to U.S. generally accepted accounting principles.

Primarily due to the balance sheet restructuring, and to a lesser extent, the competitive factors described above, net income decreased to $5.3 million from the $20.9 million reported in 2005. Diluted earnings per share for the full year decreased to $0.46 compared with $1.89 for the prior year. Excluding the impact of the one-time charges associated with the restructuring, we would have reported full year net income of approximately $18.1 million or $1.59 per diluted share.

Despite accelerated loan payoffs and intense competition for commercial loans, average loans grew $115.3 million in 2006 compared to average loans in 2005. These factors, however, contributed to flat loan growth when comparing year-end balances at December 31, 2006 to December 31, 2005. Total loans for both periods were $1.97 billion. Nonperforming assets increased to $29.5 million, or 1.12% of total assets at December 31, 2006, compared to $18.6 million or 0.63% for the same date in 2005. Contributing to the increase was the placement of several credits on nonaccrual status in December 2006. Net loan charge offs were $9.5 million for 2006 compared to $7.9 million for 2005.

In 2006, our Simply Better Money Market was the primary vehicle accounting for the net increase in deposits for the year. This product was aggressively marketed in our new branches and throughout our branch network. Money market deposits increased $185.5 million or 72.8% primarily as a result of our marketing efforts as well as some existing depositors shifting their balances out of lower yielding interest bearing demand and savings deposits. Interest bearing demand and savings deposits declined 9.3% and 49.0%, respectively. CDs remained popular with depositors in 2006. As a result, time deposits or CDs increased 7.6% to $872.9 million at year-end 2006. Total deposits at December 31, 2006 were $2.00 billion, a net increase of $30.6 million from December 31, 2005. Although net deposit growth was modest in 2006, strong deposit growth in our new branches allowed us to substantially reduce our reliance on other more expensive wholesale deposit funding sources and, in turn, strengthened liquidity.

Our non-interest expense increased 42.1% principally due to the $15.3 million loss on FHLB advances associated with the balance sheet restructure in the fourth quarter of 2006. Excluding the loss on advances, non-interest expense increased 11.4% in 2006. The increase was principally due to higher salaries and employee benefits and occupancy costs associated with our branch expansion, as well as greater other non-interest expense. Other non-interest expense increased as a result of costs associated with our 2006 proxy contest, in addition to higher regulatory and compliance related expenses. Excluding the effects of the balance sheet restructure, our efficiency ratio would have been 60.42% for 2006 compared to 54.69% for 2005. Net interest income growth below expectations, combined with higher expenses and lower non-interest income, resulted in the higher efficiency ratio.

Based on the results of an annual examination by the OCC in January 2006, and more limited reviews in August and November 2006 to update progress with the requirements of the formal agreement, we continue to believe that the Bank has made progress with respect to compliance with many areas of the formal agreement, but we do not expect the OCC to terminate its formal agreement at this time. Our annual examination by the OCC commenced in January 2007.

We anticipate the market challenges we experienced in 2006, which included a flat to inverted yield curve, increased deposit costs, and a competitive commercial loan origination environment will continue into 2007. We have positioned our balance sheet for 2007 to take advantage of gradually declining interest rates, a scenario we believe more likely in the coming year. We deem the benefits we have realized, and expect to realize, as the result of the ongoing execution of our retail strategy merit the investment of resources in people, facilities, marketing and technology. We believe continuing to grow our commercial loan business, extending our geographic footprint and attracting lower cost core deposits provide us an opportunity to enhance profitability and increase the value of the YNB franchise.

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

The following table sets forth an analysis of net interest income by each major category of average interest earning assets and interest bearing liabilities, and the related yields and costs for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. Average yields for each year are derived by dividing income by the average balance of the related assets, and average costs are derived by dividing expense by the average balance of the related liabilities. The yields and costs include fees, costs, premiums and discounts, which are considered adjustments to interest rates.

Financial Summary

Average Balances, Yields and Costs

	December 31, 2006			December 31, 2005
(in thousands)	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$37,321	$1,979	5.30%	$30,534	$1,027	3.36%
Federal funds sold	16,475	835	5.07	23,112	730	3.16
Securities	782,531	38,527	4.92	860,430	40,826	4.74
Loans (1)	1,995,515	148,190	7.43	1,880,166	127,684	6.79
Total interest earning assets	$2,831,842	$189,531	6.69%	$2,794,242	$170,267	6.09%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	$33,735			$32,939
Allowance for loan losses	(23,019)			(21,823)
Premises and equipment, net	11,791			10,716
Other assets	77,827			76,561
Total non-interest earning assets	100,334			98,393
Total assets	$2,932,176			$2,892,635
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest
bearing demand	$948,828	$27,461	2.89%	$985,346	$20,757	2.11%
Certificates of deposit of $100,000 or more	244,662	10,706	4.38	208,521	6,992	3.35
Other time deposits	596,517	26,626	4.46	497,530	16,432	3.30
Total interest bearing deposits	1,790,007	64,793	3.62	1,691,397	44,181	2.61
Borrowed funds	671,656	35,117	5.23	740,075	38,114	5.15
Subordinated debentures	62,892	5,491	8.73	62,892	4,759	7.57
Total interest bearing liabilities	$2,524,555	$105,401	4.18%	$2,494,364	$87,054	3.49%
NON-INTEREST BEARING LIABILITIES:
Demand deposits	$209,160			$209,179
Other liabilities	14,946			22,520
Stockholders' equity	183,515			166,572
Total non-interest bearing liabilities
and stockholders' equity	$407,621			$398,271
Total liabilities and stockholders' equity	$2,932,176			$2,892,635
Interest rate spread (2)			2.51%			2.60%
Net interest income and margin (3)		$84,130	2.97%		$83,213	2.98%
Net interest income and margin
(tax equivalent basis) (4)		$86,284	3.05%		$85,187	3.05%
____________

(1)	Loan origination fees are considered an adjustment to interest income. For purposes of calculating loan yields, average loan balances include nonaccrual balances with no related interest income.
(2)	The interest rate spread is the difference between the average yield on interest earning assets and average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)
In order to make pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using the appropriate Federal income tax rate for the period and has the effect of increasing interest income by $2,154,000, $1,974,000, $1,678,000, $1,419,000 and $1,245,000 for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

December 31, 2004			December 31, 2003			December 31, 2002
Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost

$25,545	$371	1.45%	$10,383	$121	1.17%	$2,887	$60	2.08%
26,198	347	1.32	48,102	523	1.09	72,790	1,157	1.59
879,794	38,640	4.39	878,698	35,296	4.02	864,895	43,647	5.05
1,626,477	100,506	6.18	1,323,243	85,529	6.46	1,085,306	75,395	6.95
$2,558,014	$139,864	5.47%	$2,260,426	$121,469	5.3%	$2,025,878	$120,259	5.94%

$29,026			$25,428			$22,965
(18,805)			(17,060)			(14,771)
11,200			12,085			11,363
73,045			67,005			51,198
94,466			87,458			70,755
$2,652,480			$2,347,884			$2,096,633

$880,130	$12,929	1.47%	$662,262	$10,834	1.64%	$469,985	$11,228	2.39%
161,065	4,165	2.59	137,168	4,014	2.93	148,119	5,184	3.50
460,694	12,269	2.66	457,717	14,521	3.17	469,858	17,747	3.78
1,501,889	29,363	1.96	1,257,147	29,369	2.34	1,087,962	34,159	3.14
738,110	36,071	4.89	742,877	35,799	4.82	735,201	36,403	4.95
55,718	3,711	6.66	40,395	3,121	7.73	33,700	3,214	9.54
$2,295,717	$69,145	3.01%	$2,040,419	$68,289	3.35%	$1,856,863	$73,776	3.97%

$185,443			$139,332			$118,154
21,679			22,728			17,493
149,641			145,405			104,123

$356,763			$307,465			$239,770
$2,652,480			$2,347,884			$2,096,633
		2.46%			2.02%			1.97%
	$70,719	2.76%		$53,180	2.35%		$46,483	2.29%

	$72,397	2.83%		$54,599	2.42%		$47,728	2.36%

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

RATE/VOLUME ANALYSIS

	2006 vs. 2005 Increase (Decrease) Due to changes in:			2005 vs. 2004 Increase (Decrease) Due to changes in:
(in thousands)	Volume	Rate	Total	Volume	Rate	Total
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$265	$687	$952	$85	$571	$656
Federal funds sold	(251)	356	105	(45)	428	383
Securities	(3,802)	1,503	(2,299)	(859)	3,045	2,186
Loans (1)	3,651	16,855	20,506	16,645	10,533	27,178
Total interest income	(137)	19,401	19,264	15,826	14,577	30,403
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest
bearing demand	(790)	7,494	6,704	1,686	6,142	7,828
Certificates of deposit of $100,000 or more	1,339	2,375	3,714	1,416	1,411	2,827
Other time deposits	3,684	6,510	10,194	1,038	3,125	4,163
Total deposits	4,233	16,379	20,612	4,140	10,678	14,818
Borrowed funds	(3,580)	583	(2,997)	97	1,946	2,043
Subordinated debentures	-	732	732	508	540	1,048
Total interest expense	653	17,694	18,347	4,745	13,164	17,909
Net interest income	$(790)	$1,707	$917	$11,081	$1,413	$12,494
__________
(1) Loan origination fees are considered adjustments to interest income.

During 2006 our net interest margin was relatively stable. We experienced some improvement in our fourth quarter net interest margin due to our balance sheet restructure and expect the full quarterly benefit in our first quarter 2007 net interest margin. The table below lists various components relating to our net interest margin by quarter for 2006 and 2005.

	2006				2005
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Interest Earning Assets:
Interest bearing deposits with banks	5.32%	5.61%	5.19%	4.66%	4.18%	3.54%	3.08%	2.47%
Federal funds sold	5.30	5.28	4.95	4.39	3.98	3.45	2.94	2.43
Securities	4.98	4.96	4.92	4.84	4.84	4.76	4.71	4.67
Loans	7.58	7.59	7.37	7.17	7.12	6.91	6.69	6.40
Total interest earning assets	6.85%	6.81%	6.65%	6.46%	6.39%	6.16%	6.02%	5.78%

Interest Bearing Liabilities:
Interest bearing deposits	3.93%	3.79%	3.55%	3.19%	3.02%	2.75%	2.45%	2.19%
Borrowed funds	5.14	5.32	5.25	5.19	5.24	5.26	5.07	5.02
Subordinated debentures	8.99	8.97	8.65	8.31	8.13	7.74	7.35	7.04
Total interest bearing liabilities	4.34%	4.33%	4.15%	3.89%	3.78%	3.60%	3.38%	3.18%
Interest rate spread	2.51%	2.48%	2.50%	2.57%	2.61%	2.56%	2.64%	2.60%
Net interest margin	3.01	2.95	2.93	3.00	3.03	2.94	3.00	2.94
Net interest margin (tax equivalent basis)	3.09	3.02	3.01	3.08	3.10	3.01	3.07	3.01

Net Interest Margin and Net Interest Income

Our net interest margin, on a tax equivalent basis, was 3.05% for the twelve months ending December 31, 2006, the same as reported for 2005. In 2005, the Federal Open Market Committee (FOMC) increased short-term interest rates 200 basis points and an additional 100 basis points in the first six months of 2006. Primarily as a result of these rate increases and competition for deposits, our cost of funds increased 64 basis points during 2006. In 2006, longer term rates have remained relatively unchanged compared to the rise in short term rates. As a result, while shorter term deposit costs have sharply increased, yields on fixed rate loans and securities have not significantly increased. This trend limited the growth of net interest income and helped cause the 2006 net interest margin to remain at the same level as 2005. In addition, the higher level of nonaccrual loans in 2006 compared to 2005 had a negative impact on our net interest margin. Our tax equivalent margin would have been higher by five basis points in 2006 and three basis points in 2005 had all nonaccrual loans performed at original contract terms.

The net interest margin is calculated by dividing net interest income by average earning assets. Based on the factors discussed above, our tax equivalent net interest margin would have marginally declined year over year if we had not restructured our balance sheet in the fourth quarter of 2006. The proceeds from selling lower yielding securities to retire higher cost FHLB advances, combined with an additional refinancing of other advances, resulted in a higher fourth quarter net interest margin and raised our margin for the year. Beginning in the first quarter of 2007, we expect to realize the full quarterly benefit of the balance sheet restructure to our tax equivalent net interest margin.

While we continue to execute our retail strategy, which is designed to attract lower cost deposits, we believe there will be continued pressure on the net interest margin until the yield curve steepens. Additionally, competition for loans and deposits will also add pressure on our net interest margin during 2007.

Net interest income, on a tax equivalent basis, increased 1.3% to $86.3 million for 2006, compared to $85.2 million for 2005. The increase is primarily attributable to the increased volume and rate on average loans, partially offset by the higher volume and cost of interest bearing deposits.

In 2006, interest income rose to $189.5 million, or 11.3%, from $170.3 million in 2005, primarily due to higher interest income on loans. Average interest earning assets increased $37.6 million or 1.3% to $2.83 billion in 2006 from $2.79 billion in 2005. Loans averaged $2.0 billion for 2006, an increase of $115.3 million or 6.1% compared to $1.88 billion for 2005. During 2006, interest and fees on loans increased $20.5 million, or 16.1%, as loan yields increased by 64 basis points to 7.43% from 6.79% for 2005. Our yield on loans is affected by market rates, the level of adjustable rate loans, repayment or repricing of higher fixed rate loans, portfolio mix, the level of nonaccrual loans, and other factors. The principal factor moving loan yields higher in 2006 was our floating rate commercial loans in the first half of the year. In the second half of 2006, the yield on commercial loans began to decline modestly. This was due primarily to two factors. The composition of the commercial loan portfolio took on a more fixed rate profile as existing borrowers moved from higher rate floating rates into lower fixed rates and new borrowers sought loans at fixed rates. Floating rate commercial loans of $167.4 million with an average rate of 7.56% had reached their interest rate caps, which also contributed to the pressure on our commercial loan yield. At December 31, 2006 floating rate loans with caps totaled $185.1 million at an average rate of 7.66%. Fixed rate commercial loans totaled approximately 62% of total commercial loans at year-end 2006 compared to 53% at year-end 2005. Secondly, the strong competition in our markets was reflected in competitive terms and interest rates on fixed rate loans, which also added to a moderately declining commercial loan yield. We would expect that pressure on our commercial loan yield to continue in 2007 based on expected market conditions.

Average securities declined $77.9 million or 9.1% to $782.5 million in 2006 from $860.4 million in 2005. The decline in average securities was due primarily to the sale of shorter duration agency securities totaling approximately $295 million as part of the fourth quarter balance sheet restructure. As a result, interest on securities declined $2.3 million in 2006. The average yield on the securities portfolio, however, increased 18 basis points to 4.92% during 2006. In the second half of 2005, the securities portfolio was positioned in modestly longer duration mortgage-backed securities based on the repricing characteristics of our balance sheet at that time. This produced a higher portfolio yield compared to peers in a difficult yield curve environment during 2006.

The combination of higher average interest bearing deposits and increased average costs due to the higher interest rate environment on all interest bearing liabilities resulted in a $18.3 million or 21.1% increase in interest expense. Average interest bearing deposits rose $98.6 million to $1.79 billion, while overall deposit costs rose 101 basis points to 3.62% during 2006. The increased cost was due to the highly competitive environment for deposits and the higher interest rate environment in the first half of 2006. Also contributing to increased interest expense on deposits were $125.0 million in two-year pay floating rate swaps, indexed to one month and three month LIBOR, which were entered into in 2004 to better match the repricing terms of our CDs and floating rate commercial loans by converting longer term fixed rate CDs to floating rate. After lowering CD costs in 2004 and the first half of 2005, the increase in LIBOR rates contributed to increased CD costs and interest expense for 2006.

We continued the execution of our retail strategy in 2006 with the ongoing objective of effectively managing our cost of funds by attracting lower cost deposits through a larger geographic footprint. In 2006, average savings, money markets and interest bearing demand deposits declined $36.5 million or 3.7% to $948.8 million. The decline in this deposit category included the runoff of approximately $68.3 million in Reserve Fund money market balances. Reserve Funds are priced at a premium to the Federal funds rate and are more expensive than funds we have generated through our branches. We were able to reduce our usage of these funds by replacing them with money market balances raised through our branch network. In addition, there was shifting of deposit balances out of lower cost interest bearing demand and savings accounts into higher cost Simply Better Money Market accounts.

Average time deposits, including CDs of $100,000 or more, increased $135.1 million or 19.1% to $841.2 million in 2006 compared to $706.1 million in 2005. We increased time deposit rates during 2006 due to the interest rate environment, funding needs and competitive factors. Average non-interest bearing demand deposits remained at $209.2 million in 2006, the same average as reported in 2005. Although average non-interest bearing demand deposits remained stable during 2006, actual balances declined approximately $35.1 million, particularly due to competitive factors and the desire of businesses to earn a rate of return on their operating balances. We expect the challenge of attracting interest free demand deposit balances to continue in 2007, which will have an impact on net interest income and margin performance.

Average borrowed funds decreased $68.4 million while average subordinated debentures remained unchanged. Related interest costs increased by 8 and 116 basis points to 5.23% and 8.73%, respectively. The decline in average borrowed funds and related interest expense was due to the payoff and refinancing of $320.0 million in FHLB advances in the fourth quarter, as well as called FHLB advances retired during 2006. The payoff and refinancing of higher cost advances as part of the balance sheet restructure will result in significant interest expense savings in 2007. The cost of FHLB advances, based on composition of the advance portfolio at December 31, 2006, is approximately 4.25%. We had $62.9 million in outstanding subordinated debentures, of which $41.2 million had floating interest rates tied to spreads over LIBOR, which is the primary cause for the increase in interest expense of $732,000 as rates rose, primarily during the first half of 2006.

We expect continued strong competition for commercial loans and deposits in 2007. We believe the balance sheet restructure completed in the fourth quarter of 2006 will make significant positive contributions to the net interest margin starting in the first quarter of 2007. The impact of competition and a continued flat to at times inverted yield curve, however, is anticipated to result in margin pressure throughout 2007 and could limit the expansion of the margin as a result of the balance sheet restructure. To achieve our profitability goals in 2007 we need to increase commercial loan growth, improve asset quality and manage our cost of funds by executing our retail strategy. In 2007, we will continue to open branches in new and developing markets, promote our brand image, and market YNB’s attractive core deposit products, which include our Simply Better suite of product offerings. Our balance sheet is currently positioned to perform optimally in a lower interest rate environment, which we believe will give us the best opportunity to increase profitability and enhance shareholder value in 2007.

Provision for Loan Losses

We provide for loan losses by a charge to current income to maintain the allowance for loan losses at an adequate level, to absorb probable losses inherent in our loan portfolio, determined according to our documented allowance adequacy methodology. The provision for loan losses for the year ended December 31, 2006 was $11.4 million compared to $10.5 million for 2005. The provision for loan losses is determined after a detailed review of our loan portfolio which focuses on credit risk ratings, nonaccrual loans and the level of problem credits. Net charge offs were 0.48% and 0.42% of average loans for the years ended December 31, 2006 and 2005, respectively. The allowance for loan losses increased by $1.9 million to $24.6 million at December 31, 2006 compared to $22.7 million at the end of 2005. The increase in the allowance was due primarily to a change in asset quality. The allowance for loan losses as a percentage of total loans was 1.25% at December, 31, 2006 compared with 1.15% at December 31, 2005. See “Asset Quality” and “Allowance for Loan Losses” under the heading “Review of Financial Condition.”

Non-Interest Income

The largest component of our non-interest income is service charges and related fees on deposit accounts and other banking services. We also earn non-interest income as a result of income on bank owned life insurance (BOLI), investment and insurance fees, and other non-interest income. Net securities gains or losses also impact our level of non-interest income.

For 2006, non-interest income totaled $758,000 compared to $7.5 million for 2005. The decline was due primarily to the securities losses associated with the fourth quarter balance sheet restructuring, which resulted in a pre-tax loss of $6.5 million. Excluding net securities losses or gains, non-interest income represented 3.7% of total revenues for 2006 and 2005.

Non-interest income, excluding net securities losses or gains, increased by $653,000 or 9.9% to $7.3 million for 2006 compared to $6.6 million for 2005. The increase was principally due to higher income on other service fees and BOLI.

The components of non-interest income for the three-year period ended December 31, 2006 are presented in the following table.

	Year ended December 31,
(in thousands)	2006	2005	2004
Service charges on deposit accounts	$2,840	$2,819	$3,134
Other service fees	1,989	1,401	1,495
Income on bank owned life insurance	1,799	1,651	1,766
Prepayment penalties on loans	406	485	—
Securities (losses) gains, net	(6,523)	862	1,297
Other non-interest income	247	272	287
Total	$758	$7,490	$7,979

Service charges on deposit accounts represent the largest single source of our non-interest income. Service charges on deposit accounts increased a modest $21,000 or 0.74%, primarily due to higher overdraft and uncollected funds activity. We have also competitively positioned certain product offerings, which has slowed or, in some cases, reduced service charge income. For example, the landscape for attracting business checking accounts has notably changed. Our business customers that meet certain minimum balance requirements can avoid paying fees on their checking account, which has affected the level of service charge income growth.

Other service fee income totaled $2.0 million in 2006, an increase of $588,000 or 42.0% when compared to $1.4 million in 2005. Other service fee income is comprised of VISA debit income, automated teller machine fees, wire transfer fees, earnings on certain community reinvestment assets and a variety of fee-based services. In 2006, the increase in other service fee income was due to greater community reinvestment income and VISA debit income.

Income on BOLI was $1.8 million in 2006, an increase of $148,000 or 9.0% from $1.7 million in 2005. The increase in income was due to a higher interest crediting rate for 2006 applicable to certain BOLI assets and the purchase of an additional $1.7 million in BOLI assets in May 2006. BOLI income is exempt from Federal and state income taxes. Our BOLI portfolio increased to $49.7 million at December 31, 2006 from $46.2 million at December 31, 2005. BOLI assets are single premium insurance policies purchased from multiple carriers to offset the costs of deferred compensation plans and other employee benefits. The level of these investments is limited to 25% of Tier 1 capital at the time of purchase.

Net securities losses totaled $6.5 million during 2006 compared to net securities gains of $862,000 in 2005. The decline was due to the aforementioned balance sheet restructure.

Non-interest Expense

Our non-interest expense consists primarily of salaries and employee benefits, occupancy, equipment and other expenses related to conducting and expanding our operations. In 2006, non-interest expense totaled $70.5 million, an increase of $20.9 million or 42.1%, compared to $49.6 million in 2005. The increase in non-interest expense in 2006 was primarily due to the loss on redemption of FHLB advances, which accounted for nearly 75% of the total increase in non-interest expense in 2006 compared to 2005.

Excluding the impact of the one-time charges associated with the loss on redemption of FHLB advances, total non-interest expense would have been $55.2 million for the year ended December 31, 2006, an increase of $5.6 million or 11.4% from 2005. The largest increases were in salaries and employee benefits, occupancy, FDIC insurance premiums and attorneys’ fees. To a lesser extent, audit and examination fees also contributed to higher non-interest expense in 2006. Included in these expenses are costs incurred in connection with our proxy contest and related litigation of approximately $750,000 as well as additional expenses resulting from our agreement with the OCC.

Our efficiency ratio, which provides a measure of our operating efficiency, is total non-interest expense as a percentage of the sum of net interest income plus non-interest income. We also measure our efficiency ratio on a tax equivalent basis. Our efficiency ratio was significantly higher in 2006, due principally to the balance sheet restructure, finishing the year at 83.05% compared to 54.69% in 2005. Our core efficiency ratio, excluding the balance sheet restructure, would have been 60.42% in 2006. On a tax equivalent basis, our core efficiency ratio was 59.03% and 53.52% for 2006 and 2005, respectively. Our core efficiency ratio in 2006 was moderately higher than 2005, due primarily to higher non-interest expense, partially offset by the increase in net interest income. The increase in net interest income for 2006 compared to 2005 was less than expected due to slower than anticipated commercial loan growth and higher deposit costs. As a result, non-interest expenses increased disproportionately, compared to net interest income. Our goal is to maintain our efficiency ratio in the range of 55% to 60% even as we grow. If we are not able to meet net interest income projections in 2007, our core efficiency ratio could continue to increase as non-interest expense will increase primarily due to the costs associated with a larger branch network.

The following table presents the major components of non-interest expense for the years ended December 31, 2006, 2005, and 2004.

	Year ended December 31,
(in thousands)	2006	2005	2004
Salaries and employee benefits	$29,800	$27,654	$23,476
Loss on redemption of FHLB advances	15,271	—	—
Occupancy expense, net	6,016	4,934	4,283
Equipment expense	3,297	3,173	3,123
Marketing	2,212	2,224	1,768
Audit and examination fees	1,607	1,323	1,032
Outside services and processing fees	1,497	1,773	1,483
Attorneys' fees	1,295	662	509
Communication and postage	1,094	981	938
Stationery and supplies	1,089	941	757
Directors and committee fees	1,045	1,004	1,355
FDIC insurance premium	909	259	239
Insurance	568	563	393
Real estate appraisal fees	299	134	33
Amortization of subordinated debentures expense	273	272	251
Deposit intangible amortization	204	204	204
ORE expense	148	79	5
Other	3,879	3,422	2,800
Total	$70,503	$49,602	$42,649

Salaries and employee benefits is the largest component of non-interest expense. Benefits expense includes the cost of health insurance, benefit plans, incentive compensation and payroll taxes, which have collectively increased in each of the past three years as we have employed more personnel. Salaries and employee benefits increased $2.1 million or 7.8% to $29.8 million for the year ended December 31, 2006 compared to $27.7 million for the same period in 2005. Full time equivalent employees increased to 415 at December 31, 2006 from 406 at December 31, 2005. Salary expense rose $1.3 million or 6.0% to $22.6 million in 2006, primarily due to new hires in 2006, merit pay increases and the full impact of employees hired in 2005. Staffing additions in 2006 and 2005 resulted from our continued branch expansion and enhanced regulatory compliance and risk management requirements. Benefits expense increased 13.6%, principally due to higher health benefit costs and payroll taxes associated with the increase in full time employees. Also contributing to the increase in benefits expense were costs associated with our post retirement benefits.

Occupancy costs consist primarily of rent, taxes and related maintenance costs. Net occupancy expense increased $1.1 million or 21.9% to $6.0 million in 2006 from $4.9 million in 2005. The increase was principally due to costs associated with the expansion of our retail franchise, which is expected to continue with the opening of several new branch locations in 2007.

FDIC insurance premiums and audit and examination fees increased 251.0% and 21.5% to $909,000 and $1.6 million, respectively in 2006. As a result of our agreement with the OCC we are required to pay higher bank examination fees and FDIC insurance premiums. Our audit and tax fees also include additional costs incurred to comply with the corporate governance and financial reporting requirements of the Sarbanes-Oxley Act of 2002. We anticipate that when the OCC agreement is terminated, our FDIC insurance premiums and OCC examination fees will decline; however, we do not expect termination of the agreement in 2007.

Primarily due to costs related to our proxy contest and related litigation, attorneys’ fees increased $633,000 or 95.6% to $1.3 million from $662,000 in 2005. Also contributing to the increase were costs associated with problem loan workout and regulatory compliance issues as well as expenses reflecting the growth of our franchise.

Other expenses totaled $3.9 million in 2006 compared to $3.4 million in 2005. Other expenses are comprised of a variety of professional fees, which include expenses associated with the origination and management of loans and other operating expenses. This increase also reflects certain costs related to our proxy contest.

We believe that non-interest expenses will increase in 2007 as we continue to execute our retail strategy, which will be reflected in higher salaries and employee benefits and occupancy expense. In addition, we anticipate that costs associated with a proxy contest and related litigation will again contribute to non-interest expense. We also expect continued increased FDIC insurance premiums and higher examination fees as a result of our agreement with the OCC.

Income Taxes

We have identified accounting for income taxes as a critical accounting policy. The provision for income taxes, comprised of Federal and state income taxes, provided a tax benefit of $2.2 million for 2006, a decrease of $11.9 million when compared to tax expense of $9.6 million for 2005. The tax benefit in 2006 primarily resulted from the adjustment of pre-tax book income for permanent differences such as tax-exempt interest income and income on BOLI, which produced a pre-tax loss from operations of $2.8 million. The provision for income taxes in 2005 was at an effective rate of 31.5%. We anticipate that our overall effective tax rate in 2007 will return closer to the level experienced in 2005.

Financial Condition

Summary

Total assets at December 31, 2006 were $2.62 billion, a decrease of $336.0 million or 11.4%, as compared to total assets of $2.96 billion at December 31, 2005. The decline in our balance sheet is principally due to the fourth quarter balance sheet restructure, which reduced securities available for sale and FHLB advances by approximately $320.0 million. We also experienced slowing loan growth, reflective of the challenging commercial loan market we faced in 2006.

We expect moderate asset growth in 2007 based on anticipated expansion in our commercial loan portfolio funded primarily from deposits attracted through our expanding branch network. In 2007, we will be increasing our emphasis on small business loan and deposit generation opportunities as part of our efforts to promote our relationship banking philosophy and to improve our financial performance.

Loans

We are a reputable and dynamic provider of commercial loans, which include commercial real estate and commercial and industrial loans, to creditworthy borrowers in our markets, with such loans generally secured by properties within our primary service areas.

We experienced accelerated loan payoffs and intense competition for commercial loans in 2006, both contributing factors in our flat net loan growth this past year. Total loans at December 31, 2006 held steady, finishing the year at $1.97 billion, the same as at the end of 2005. Growth in commercial and industrial loans of $23.3 million was primarily offset by a decline of $22.0 million in commercial real estate loans. During 2006, our average loan growth was influenced by our relationships with several larger real estate developers. We have been successful in providing this type of customer with construction and development financing as well as selected permanent financing. A slowdown in the real estate market has limited the opportunities for growth in our construction portfolio. Increased competition for permanent financing has limited our success in that market. As a result of these trends, we experienced slower loan growth in 2006. Should these trends continue in 2007, we would expect loan growth to continue to be slow.

Average loans increased $115.3 million during 2006, indicative of the ongoing commercial activity in our home Mercer County market as well as the developing markets of Hunterdon, Middlesex and Somerset Counties. Despite a somewhat tenuous real estate market in New Jersey, the economy has remained resilient and we expect continued opportunities to build new and grow established relationships.

Even with the average loan growth we produced in 2006, year over year actual growth fell short of expectations and results we have generated in the past. During 2006, we again experienced a significant level of commercial loan payoffs. Total commercial loan payoffs during 2006 totaled $326.1 million compared to $252.2 million in 2005.

Increased competition was reflected in aggressive pricing and terms offered by our competitors in 2006. Generally, we have not been willing to match pricing that does not earn us an acceptable rate of return or compromise underwriting standards to meet projected or budgeted growth targets. We focus our efforts on building new relationships and providing quality service to our established loan customers who value our relationship banking philosophy.

The following table reflects the composition of the loan portfolio for the five years ended December 31, 2006.

LOAN PORTFOLIO COMPOSITION

	December 31,
	2006		2005		2004		2003		2002
(in thousands)	Amounts	%	Amounts	%	Amounts	%	Amounts	%	Amounts	%
Commercial real estate
Investor occupied	$574,855	29.1%	$596,476	30.3%	$594,799	33.4%	$432,571	30.0%	$21,583	26.9%
Owner occupied	258,345	13.1	225,823	11.4	215,313	12.1	204,539	14.2	164,450	13.8
Construction and
development	244,207	12.4	277,075	14.0	190,546	10.7	123,790	8.6	121,295	10.1
Commercial and industrial
Lines of credit	409,848	20.8	375,737	19.0	301,163	16.9	218,097	15.1	207,562	17.4
Term	139,791	7.1	150,059	7.6	169,829	9.5	169,296	11.7	129,513	10.8
Demand	1,591	0.1	2,112	0.1	374	0.0	1,199	0.1	972	0.1
Residential
1-4 family	167,132	8.5	175,503	8.9	159,306	8.9	150,733	10.4	116,829	9.8
Multi- family	37,514	1.9	33,536	1.7	22,717	1.3	30,097	2.1	34,012	2.8
Consumer
Home equity	95,902	4.8	90,414	4.6	86,295	4.8	78,877	5.5	70,579	5.9
Installment	32,446	1.6	32,719	1.7	32,149	1.8	24,165	1.7	19,078	1.6
Other	11,250	0.6	13,386	0.7	10,101	0.6	9,991	0.6	9,270	0.8
Total	$1,972,881	100.0%	$1,972,840	100.0%	$1,782,592	100.0%	$1,443,355	100.0%	1,195,143	100.0%

At December 31, 2006 commercial loans represented 82.6% of total loans compared to 82.5% in 2005. We endeavor to maintain a diversified real estate portfolio to protect against a potential downturn in any one business sector. We manage risk associated with our commercial portfolio, including participations, through underwriting policies and procedures, diversification and loan monitoring efforts. Our underwriting standards include requiring independent third party appraisals, periodic property inspections, analyses of the quality and experience of the organization or developer managing each property, and evaluations of the cash flow capability of borrowers to repay loans. In addition to real estate collateral, the majority of our commercial loans are secured by business assets and most are secured by personal guarantees and other assets of the principals.

Commercial real estate loans decreased by $22.0 million, or 2.0% in 2006 to $1.08 billion from $1.10 billion in 2005. The commercial real estate portfolio includes mortgage loans on owner occupied and tenanted investment properties (investor occupied), and construction and development loans. Growth in 2006 was relegated to owner occupied loans, which increased by $32.5 million or 14.4% to $258.3 million at December 31, 2006. Investor and owner occupied commercial mortgages are principally secured by professional office buildings, retail stores, shopping centers and industrial developments, generally with maturities of five to fifteen years. Construction and development loans primarily fund residential and commercial projects, and to a lesser extent, acquisition of land for future development. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally, construction loans have terms of one to two years, are interest only, and have floating interest rates indexed to the prime rate.

Commercial and industrial loans consist of lines of credit, term loans, and demand loans. Led by an increase of $34.1 million in lines of credit, total commercial and industrial loans grew $23.3 million or 4.4% to $551.2 million at December 31, 2006 compared to $527.9 million for the same period in 2005. Commercial and industrial loans typically consist of loans to finance equipment, inventory, receivables, and other working capital needs of small to mid-size businesses.

The following table provides information by industry classification for our commercial and industrial loan portfolio at December 31, 2006.

Industry Classification (balance in thousands)	Balance	Percent of Balance	Number of Loans
Real estate-related	$150,782	27.4%	276
Construction	116,498	21.1	149
Services	112,162	20.3	331
Finance and insurance	55,552	10.1	57
Retail trade	49,715	9.0	159
Manufacturing	23,186	4.2	92
Individuals	21,386	3.9	71
Wholesale trade	10,323	1.9	44
Transportation and public utilities	4,299	0.8	31
Other	7,327	1.3	24
Total	$551,230	100.0%	1,234

Our commercial and industrial loan portfolio encompasses a wide variety of industry classifications. At December 31, 2006, the largest concentrations of commercial and industrial loans were in the real estate-related, construction and services industries. Real estate and construction-related loans represented 48.5% of our commercial and industrial loan portfolio. These loans are subject to risks similar to those that impact our commercial real estate loan portfolio. The other significant industry classification is loans to the services industry, which totaled 20.3% of our commercial and industrial loan portfolio at year-end 2006. Loans to the service industry, for example, include loans made to healthcare facilities, professionals and hotels, among many others. There are no significant concentrations of loans to any particular sector of the services industry. While we do not believe that these loan concentrations present any undue risk, we will continue to monitor loan concentrations by industry classification and diversify risk as we deem appropriate.

The following table provides information concerning the maturity and interest rate sensitivity of our commercial and industrial and commercial real estate-construction and development portfolios at December 31, 2006.

(in thousands)	Within one year	After one but within five years	After five years	Total
Maturities:
Commercial and industrial	$298,645	$227,316	$25,269	$551,230
Commercial real estate - construction and development	157,565	69,736	16,906	244,207
Total	$456,210	$297,052	$42,175	$795,437
Type:
Floating rate loans	$367,622	$90,231	$9,714	$467,567
Fixed rate loans	88,588	206,821	32,461	327,870
Total	$456,210	$297,052	$42,175	$795,437

Residential real estate loans are comprised of 1-4 family and multi-family loans. Residential mortgages consist of first liens on owner occupied 1-4 family residences while multi-family loans primarily consist of loans secured by apartment complexes. As a participating seller and servicer of the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC) we generally underwrite residential real estate loans to conform with standards required by these agencies. Residential real estate loans decreased $4.4 million or 2.1% to $204.6 million at December 31, 2006 compared to $209.0 million at December 31, 2005. The decline in these loans is primarily due to notably decreasing real estate values, which has slowed overall residential real estate activity. Residential 1-4 family loans represented $167.1 million, or 81.7% of all residential real estate loans at December 31, 2006. In 2006, residential 1-4 family loans declined $8.4 million while multi-family loans grew $4.0 million. Generally, 1-4 family residential real estate loans are made in connection with a broader lending relationship. As such, we are not involved in the sub-prime residential lending market, including home equity loans. At December 31, 2006 residential loans represented only 10.4% of total loans.

Consumer loans increased 2.3% to $139.6 million at year-end 2006 compared to $136.5 million at year-end 2005. Consumer loans include fixed and floating rate home equity loans and lines, indirect auto loans, personal loans and other traditional installment loans. Home equity loans and lines represented 68.7% of total consumer loans at the end of 2006. We underwrite home equity loans to the same credit standards as single family home loans. As a result, our delinquency and loss experience on home equity loans has been excellent. Like the commercial lending portfolio, the majority of our consumer loan portfolio is also secured by collateral.

We believe we can achieve loan origination objectives in 2007 by utilizing our strength as a commercial business lender and continuing to develop the Hunterdon, Middlesex and Somerset lending markets. In addition, we feel by re-energizing our small business initiatives through the use of in-market teams and the introduction of new products and services, such as a new business money market product, a complete array of business checking accounts and the opportunity to use remote deposit capture capabilities, we can establish and cement new relationships. Commercial loan growth will remain an important contributor to enhancing our profitability and franchise value.

Asset Quality

Commercial lending is one of our most critical functions. While the most profitable part of our business is commercial lending, the risk and complexity of that business is also the greatest. Extending credit to our borrowers exposes YNB to credit risk, which is the risk that the principal balance of a loan and related interest will not be collected due to the inability of the borrower to repay the loan. We seek to manage credit risk by carefully analyzing both the debt service capacity of a borrower and the underlying collateral securing their loan. Through our lending and credit risk functions we continuously review our loan portfolio for credit risk. We manage credit risk in our loan portfolio through written loan policies, which establish underwriting standards and other standards or limits deemed necessary or prudent. These guidelines are determined by our credit approval committee and approved by the Bank’s board of directors.

Nonperforming assets as a percentage of total assets rose to 1.12% at December 31, 2006 compared to 0.63% at the same date in 2005. Since 2004, we have identified certain credits, with some requiring immediate action, as well as other problem credits, which have migrated from an initial designation as a credit that required additional monitoring, to nonaccrual status and, in some cases, being charged off. During this period, we have experienced increased nonperforming asset levels and net loan charge offs, which has produced higher provisions and lower net income.

The following table sets forth nonperforming assets in our loan portfolio by type for the five-year period ended December 31, 2006.

NONPERFORMING ASSETS

	December 31,
(in thousands)	2006	2005	2004	2003	2002
Nonaccrual loans:
Commercial real estate	$13,211	$5,762	$910	$1,321	$2,395
Commercial and industrial	8,609	9,899	7,867	8,570	1,143
Residential	3,429	1,588	51	255	1,526
Consumer	108	561	281	35	55
Total nonaccrual loans	25,357	17,810	9,109	10,181	5,119
Restructured loans	—	—	—	—	711
Loans 90 days or more past due:
Commercial real estate	3,283	—	—	—	—
Commercial and industrial	49	—	—	—	—
Residential	382	799	791	362	323
Consumer	4	4	108	97	121
Total loans 90 days or more past due	3,718	803	899	459	444
Total nonperforming loans	29,075	18,613	10,008	10,640	6,274
Other real estate	385	—	—	—	1,048
Total nonperforming assets	$29,460	$18,613	$10,008	$10,640	$7,322

For the five-year period ended December 31, 2006, nonperforming assets increased from $7.3 million to $29.5 million. Nonperforming assets consist of nonperforming loans and other real estate owned. Nonperforming assets increased $10.8 million to $29.5 million at December 31, 2006 compared to $18.6 million at December 31, 2005. Nonperforming assets as a percentage of total loans and other real estate owned were 1.49% at December 31, 2006 compared to 0.94% at December 31, 2005.

Nonperforming loans consist of loans on a nonaccrual basis, loans whose terms have been restructured because of a deterioration in the financial position of the borrower and loans which are contractually past due 90 days or more as to interest or principal payments and have not been classified as nonaccrual. Nonaccrual loans totaled $25.4 million or 1.29% of total loans at December 31, 2006 compared to $17.8 million or 0.90% of total loans at the same date in 2005. The increase in nonaccrual loans resulted primarily from several credits moving to nonaccrual status in December 2006. Nonaccrual commercial real estate loans accounted for approximately 52% of total nonaccrual loans. The collateral on nonaccrual loans should help to limit our losses on these loans. However, additional loan loss provisions or charge offs could be required for several reasons including the decline in collateral values.

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

During 2006, the financial community in our markets became aware of two high profile credits that impacted several banks including us. Those two credits were related to Solomon Dwek and a prominent real estate developer, Kara Homes. Mr. Dwek and certain of his affiliates are defendants in an action seeking to recover funds allegedly improperly transferred to Mr. Dwek from another financial institution. We had several loans outstanding with Mr. Dwek at the time of the court action of approximately $22 million. One of those loans, a line of credit totaling $10 million was secured by a brokerage account consisting of publicly traded securities. As a result of actions taken by the court appointed fiscal agent, we realized $7.4 million from securities sold securing the line and charged off the $2.6 million of the remaining balance. We have an unsecured claim against Mr. Dwek for the amount charged off. Another loan which was secured by real estate collateral, was satisfied following the sale of the real estate collateral by the fiscal agent. At December 31, 2006 we had ten secured loans totaling approximately $12.0 million still outstanding and performing as agreed. The properties securing these loans are tenanted and we believe the fair value of each property exceeds the principal and interest due on the respective loan. During the first quarter of 2007, Mr. Dwek and certain affiliated entities which are YNB borrowers, became involved in voluntary bankruptcy proceedings. A court appointed bankruptcy trustee is now in control of Mr. Dwek’s assets. The trustee indicated that he intends to sell all of Mr. Dwek’s assets during 2007. We believe that a portion of our unsecured claim may be satisfied through these proceedings, although due to the complexity of this matter we are unable to quantify the amount and timing of a recovery, if any. In addition, we had approximately $7.6 million outstanding with Kara Homes when it filed for bankruptcy protection in 2006. One of the two projects, totaling $4.0 million, was sold in the fourth quarter, which resulted in a charge off of $195,000. The remaining project totaling approximately $3.4 million remained in nonaccrual at December 31, 2006. We expect sale of this project through the bankruptcy courts sometime in 2007.

Loans 90 days or more past due and still accruing totaled $3.7 million at December 31, 2006 compared to $803,000 at December 31, 2005. The increase is due to two commercial credits totaling $3.3 million that were past due at year-end 2006 due to maturity as the borrower and the Bank were in the process of extending the credits. These commercial real estate credits were extended during the first quarter of 2007 and are now current. There were no restructured loans at December 31, 2006 or December 31, 2005.

At December 31, 2006 we had $94.0 million in loans that have exhibited certain weaknesses, which we have determined require additional monitoring or oversight. These credits receive frequent monitoring and although these credits may pose higher risks, do not warrant adverse classification. Additionally, as part of our analysis of the loan portfolio we have determined there were approximately $26.2 million and $19.2 million in potential problem loans at December 31, 2006 and 2005. We define potential problem loans as performing loans classified substandard, which because of well-defined weaknesses may in some cases result in a loan being placed on nonaccrual with the possibility of some principal loss if the weaknesses are not corrected. Including certain performing loans in potential problem loans is not necessarily indicative of expected losses that may occur, but reflects our recognition that these loans carry a higher probability of default. While we make every effort to accurately assess the loan portfolio, we can give no assurance that we have identified all of our potential problem loans.

Over the last several years asset quality has not met our expectations. We have experienced periods of higher levels of nonperforming assets, net loan charge offs and greater provisions, which has negatively impacted financial results. During this period, we have strengthened policies and enhanced critical processes. We continue to aggressively work our nonaccrual loans to maximize our collection of principal and interest and to return these loans to accrual status. Our goal is to return to the higher credit quality profile we experienced in the past. Factors beyond our control, such as adverse economic and business conditions, could result in higher nonperforming asset levels. Additionally, since the majority of our loans are backed by real estate collateral, if it were necessary to liquidate our real estate collateral during a period of reduced real estate values, earnings could be negatively impacted.

Allowance for Loan Losses

We have identified the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is maintained at a level believed adequate to absorb losses inherent in the loan portfolio. Working with an internal credit risk review function, which operates independently of the lending function, we monitor the loan portfolio to identify risks so that an appropriate allowance can be maintained. Our methodology for evaluating the adequacy of the allowance consists of a number of significant elements, which include specific allowances for impaired loans, an allocated allowance for specific loan pools, and an unallocated allowance to cover inherent loan losses within loan pools, which have not been otherwise reviewed or measured on an individual basis. The formal evaluation process for determining the adequacy of the allowance for loan losses takes place quarterly.

As part of our formal process, our commercial lending staff reviews, evaluates and rates our commercial loans at origination based on their respective risks. Risk classifications range from one to nine or from minimal risk to loss. Internal credit risk review staff formally evaluates risk ratings and classifications. Our criticized and classified asset committee, comprised of key executive and senior officers, as well as the credit risk review officer, is responsible for the review and oversight of higher risk performing loans and on nonperforming loans. We define higher risk performing loans to be loans that are exhibiting certain weaknesses and require a higher level of monitoring because of one or more factors such as borrower performance, business conditions, nature of collateral, or other factors. On a quarterly basis, the criticized and classified asset committee also vettes changes in risk ratings, approve strategies regarding problem credits and review impaired loan analyses. The committee will recommend charge offs based on their analyses to the credit approval committee of the Bank’s board of directors. The credit administration staff confirms reserve allocations for all impaired loans each quarter. Reserves associated with these loans are based on a thorough analysis of the most probable sources of repayment, which is normally the liquidation of collateral, but could also include discounted future cash flows. For more detailed information on risk classifications please see Note 1E in the Notes to the Consolidated Financial Statements.

A component of the allowance for loan losses is developed from analyzing loan pools based on specific commercial loan categories consisting of groups of borrowers with similar characteristics to better measure the risk in each loan category. The reserve percentage assigned to each risk-rating category within each pool is determined from historical loan loss rates based on an eight quarter rolling trend using migration analysis. In addition, we use our judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates and business activity. Allocations for the allowance for loan losses are determined after the review described above.

Factors used to evaluate the adequacy of the allowance for loan losses include the amounts and trends of criticized loans and economic data associated with New Jersey’s real estate market. After the conclusion of this evaluation, we present the quarterly review of the loan loss reserve to the board of directors for their approval. Results of regulatory examinations may also impact our allowance for loan losses, as a review of the allowance for loan losses is typically an integral part of the regulatory examination process.

In connection with management’s assessment of our internal control over financial reporting at December 31, 2006, management identified a material weakness related to the risk rating process and resultant determination of the allowance for loan losses and the provision for loan losses, specifically as to ineffective policies and procdures related to the loan risk rating process by loan officers as well as ineffective monitoring and review by credit risk review personnel to identify and resolve discrepancies in risk ratings. As a result, we are requiring additional credit training for our loan officers, have changed personnel within the credit risk review function, enhanced administrative oversight of the credit risk review function and undertaken an expanded review of loan files to confirm appropriate risk ratings. For additional information, see “Management’s Report on Internal Control Over Financial Reporting” in Item 9A of this report.

We provide for probable loan losses inherent in the loan portfolio by a charge to current income to maintain the allowance for loan losses at an adequate level according to our documented allowance adequacy methodology. For additional information on the allowance for loan losses see Notes 1 and 4 in the Notes to the Consolidated Financial Statements.

The following table provides information regarding loans charged off, loan recoveries, the provision for loan losses and the allowance for loan losses for the five-year period ended December 31, 2006.

ALLOWANCE FOR LOAN LOSSES

	Year Ended December 31,
(in thousands)	2006	2005	2004	2003	2002
Allowance balance, beginning of year	$22,703	$20,116	$17,295	$16,821	$13,542
Charge offs:
Commercial real estate	(634)	—	—	(1,853)	(78)
Commercial and industrial	(9,068)	(7,484)	(6,556)	(6,592)	(719)
Residential	(663)	(174)	(254)	(251)	(168)
Consumer	(307)	(513)	(229)	(293)	(223)
Total charge offs	(10,672)	(8,171)	(7,039)	(8,989)	(1,188)
Recoveries:
Commercial real estate	100	—	—	—	1
Commercial and industrial	809	18	156	6	11
Residential	6	43	30	—	—
Consumer	267	167	49	97	80
Total recoveries	1,182	228	235	103	92
Net charge offs	(9,490)	(7,943)	(6,804)	(8,886)	(1,096)
Provision charged to operations	11,350	10,530	9,625	9,360	4,375
Allowance balance, end of year	$24,563	$22,703	$20,116	$17,295	$16,821
Loans, end of year	$1,972,881	$1,972,840	$1,782,592	$1,443,355	$1,195,143
Average loans outstanding	$1,995,515	$1,880,166	$1,626,477	$1,323,243	$1,085,306

Allowance for loan losses to total loans	1.25%	1.15%	1.13%	1.20%	1.41%
Net charge offs to average loans outstanding	0.48	0.42	0.42	0.67	0.10
Nonperforming loans to total loans	1.47	0.94	0.56	0.74	0.52
Nonperforming assets to total assets	1.12	0.63	0.36	0.44	0.33
Nonperforming assets to total loans and other real estate
owned	1.49	0.94	0.56	0.74	0.61
Allowance for loan losses to nonperforming assets	83.38	121.97	201.00	162.55	229.73
Allowance for loan losses to nonperforming loans	84.48%	121.97%	201.00%	162.55%	268.11%

The allowance for loan losses is increased by provisions charged to expense. Loans or portions of loans deemed uncollectible are charged off and deducted from the allowance for loan losses, while recoveries of amounts previously charged off, if any, are added to the allowance. Net loan charge offs were $9.5 million for the year ended December 31, 2006, compared to $7.9 million for the same period in 2005. The ratio of net charge offs to average loans was 0.48% for 2006 compared to 0.42% for 2005 and 2004. During 2006, we recorded provisions of $11.4 million to the allowance for loan losses compared to $10.5 million for 2005.

At December 31, 2006, the allowance for loan losses totaled $24.6 million, an increase of $1.9 million or 8.2% from $22.7 million at December 31, 2005. The ratio of the allowance for loan losses to total loans was 1.25%, 1.15% and 1.13%, at December 31, 2006, 2005, and 2004, respectively. It is our assessment, based on our reserve methodology, judgment and analysis, that the allowance was appropriate in relation to the credit risk at December 31, 2006.

We recognize that despite our best efforts to manage credit risk, losses will occur. In times of economic slowdown, either within our markets or nationally, the risk inherent in our loan portfolio may increase. Many of our loans are secured by real estate collateral. Any adverse trends in our real estate markets could have a significant negative effect on many of our borrowers and, in turn, on the quality of our loan portfolio and the level of the allowance for loan losses. In addition to economic conditions and other factors, the timing and amount of loan losses will also be dependent on the specific financial condition of our borrowers. While the allowance for loan losses is maintained at a level believed to be adequate for probable losses inherent in the loan portfolio, determination of the allowance is inherently subjective, as it requires management’s estimates, all of which may be susceptible to significant change. Changes in these estimates could impact the provisions charged to expense in future periods.

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
	2006			2005			2004
(in thousands)	Reserve Amount	Percent of Allowance	Percent of Loans to Total Loans	Reserve Amount	Percent of Allowance	Percent of Loans to Total Loans	Reserve Amount	Percent of Allowance	Percent of Loans to Total Loans
Commercial real estate	$12,598	51.2%	54.6%	$9,028	39.8%	55.7%	$10,312	51.3%	56.2%
Commercial and industrial	10,168	41.4	27.9	11,921	52.5	26.8	8,575	42.6	26.4
Residential	1,390	5.7	10.4	1,177	5.2	10.6	611	3.0	10.2
Consumer	407	1.7	7.1	577	2.5	6.9	618	3.1	7.2
Total	$24,563	100.00%	100.0%	$22,703	100.0%	100.0%	$20,116	100.0%	100.0%

	December 31,
	2003			2002
(in thousands)	Reserve Amount	Percent of Allowance	Percent of Loans to Total Loans	Reserve Amount	Percent of Allowance	Percent of Loans to Total Loans
Commercial real estate	$7,225	41.8%	53.3%	$8,189	48.7%	50.8%
Commercial and industrial	8,611	49.7	26.9	6,886	40.9	28.3
Residential	719	4.2	12.5	1,063	6.3	12.6
Consumer	740	4.3	7.3	683	4.1	8.3
Total	$17,295	100.0%	100.0%	$16,821	100.0%	100.0%

Securities

At December 31, 2006 our investment portfolio was comprised of U.S. government securities, agency named mortgage-backed securities, tax-exempt obligations of state and political subdivisions, equity and other securities. There were no securities in the name of any one issuer exceeding 10% of stockholders’ equity, except for securities issued by United States government-sponsored agencies, including mortgage-backed securities issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”).

The investment portfolio is used principally to manage liquidity, interest rate risk and regulatory capital, and to take advantage of market opportunities that provide favorable returns with limited credit risk. The securities portfolio is generally structured to provide consistent cash flows to enhance liquidity and provide funding for loan growth. Prior to our balance sheet restructure in late 2006, the portfolio was declining as cash flows were used to enhance short-term liquidity and retire called FHLB advances.

At December 31, 2006, the investment portfolio totaled $498.7 million or 19.0% of assets, compared to $830.7 million or 28.1% of assets at December 31, 2005. Agency named mortgage-backed securities (MBS) represented 69.0% of the total investment portfolio at year-end 2006. The balance sheet restructure, from the asset side, consisted primarily of the sale of $295.0 million of callable and non-callable agency bonds with an average yield of 4.46%. The net loss, pre-tax, was approximately $6.5 million. At December 31, 2006 we held no U.S. government-sponsored agency bonds. By selling lower yielding securities and retiring higher cost advances we expect improved financial performance in 2007.

The following tables present the amortized cost and estimated market values of our securities portfolios at December 31, 2006, 2005 and 2004:

SECURITIES AVAILABLE FOR SALE

	December 31,
	2006		2005		2004
(in thousands)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
U.S. Treasury obligations	$4,027	$3,820	$4,030	$3,882	$2,016	$1,938
U.S. government-sponsored agencies	—	—	272,350	266,253	236,846	235,441
Mortgage-backed securities
Issued by FNMA/FHLMC	341,892	332,273	412,429	402,333	470,993	470,787
Issued by GNMA	9,629	9,680	11,486	11,293	20,339	20,597
Corporate obligations	34,132	34,897	18,557	19,161	31,723	33,111
Federal Reserve Bank stock	4,156	4,156	3,851	3,851	3,551	3,551
Federal Home Loan Bank stock	17,815	17,815	34,895	34,895	37,100	37,100
Total	$411,651	$402,641	$757,598	$741,668	$802,568	$802,525

INVESTMENT SECURITIES

	December 31,
	2006		2005		2004
(in thousands)	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
Obligations of state and political
subdivisions	$94,783	$96,753	$87,339	$88,917	$76,142	$77,785
Mortgage-backed securities
Issued by FNMA/FHLMC	1,289	1,284	1,687	1,694	2,115	2,169
Total	$96,072	$98,037	$89,026	$90,611	$78,257	$79,954

As of December 31, 2006, securities available for sale (AFS) totaled $402.6 million, a decrease of $339.0 million from $741.7 million at December 31, 2005. The decrease was primarily due to the balance sheet restructure. The AFS portfolio represented 80.7% of the total investment portfolio and was primarily comprised of MBS. Decisions to purchase or sell these securities are based on several factors, which include market conditions, changes in interest rates, prepayment risk, liquidity, and asset/liability management strategies.

AFS securities are carried at fair market value, with unrealized gains or losses, net of taxes, reported as a separate component of stockholders’ equity unless a decline in value is deemed to be other-than-temporary, in which case the decline is reported in current period results. The unrealized loss on AFS securities declined to $5.3 million, net of taxes, compared to $10.4 million for the same period in 2005.

Securities that we have the intent and ability to hold to maturity are classified as investment securities and reported at amortized cost or book value. This portfolio is primarily comprised of municipal bonds. Investment securities held to maturity totaled $96.1 million. The increase in held-to-maturity securities was due to a $7.4 million increase in the municipal bond portfolio. We generally purchase “Aaa” rated insured general obligation municipal bonds. Municipal bonds increased to $94.8 million at December 31, 2006, compared to $87.3 million at December 31, 2005. We intend to continue increasing the size of our municipal bond portfolio in 2007 to reduce our effective tax rate and enhance the tax equivalent yield of the investment portfolio.

Our investment strategy during 2006 was based on our overall interest rate risk position. As we entered 2006 almost 50% of our commercial loans were floating rate, offering protection to net interest income in a rising rate environment. As a result, the duration of our investment portfolio was positioned in 2006 to provide protection against falling interest rates. The FOMC stopped raising the Federal funds rate after their June 2006 meeting. During 2006 the composition of our commercial loan portfolio shifted to a more fixed rate profile increasing our risk to rising interest rates. Should the commercial loan portfolio continue to shift to a more fixed rate profile, we would consider shortening the duration of the investment portfolio.

We evaluate all securities with unrealized losses quarterly to determine whether the loss is other than temporary. We have identified the evaluation of losses other than temporary for securities to be a critical accounting policy. At December 31, 2006, we determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses. We believe that the unrealized losses, in the securities portfolio were caused by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on MBS. For a discussion of these matters, see Note 3 to the Notes to Consolidated Financial Statements.

SECURITY MATURITIES AND AVERAGE WEIGHTED YIELDS

SECURITIES AVAILABLE FOR SALE

	December 31, 2006
(in thousands)	After One but within Five Years	After Five but within Ten Years	After Ten Years	Total
U.S. Treasury obligations	$—	$3,820	$—	$3,820
U.S. government-sponsored agencies
Mortgage-backed securities
Issued by FNMA/FHLMC	—	5,088	327,185	332,273
Issued by GNMA	—	9,680	—	9,680
Corporate obligations	1,000	1,906	31,991	34,897
Federal Reserve Bank stock	—	—	4,156	4,156
Federal Home Loan Bank stock	—	—	17,815	17,815
Total	$1,000	$20,494	$381,147	$402,641
Weighted average yield computed on a tax equivalent basis	9.22%	4.74%	5.15%	5.15%

INVESTMENT SECURITIES

	December 31, 2006
(in thousands)	Within One Year	After One but within Five Years	After Five but within Ten Years	After Ten Years	Total
Obligations of state and political subdivisions	$370	$3,240	$14,903	$76,270	$94,783
Mortgage-backed securities
Issued by FNMA/FHLMC	—	82	—	1,207	1,289
Total	$370	$3,322	$14,903	$77,477	$96,072
Weighted average yield computed on a tax equivalent basis	7.48%	6.94%	6.82%	6.66%	6.70%

Mortgage-Backed Securities (MBS)

At December 31, 2006, we had $341.9 million of MBS classified as available for sale and $1.3 million classified as investment securities. All of the mortgage-backed securities we own are issued by FNMA, FHLMC, or the Government National Mortgage Association (GNMA). MBS securities issued by FNMA, FHLMC and GNMA totaled $207.0 million, $136.2 million and $9.6 million, respectively at December 31, 2006. The majority of our MBS portfolio are in 15 and 20 year final maturity MBS with coupons of 5% to 5.50%. These securities have been purchased at or close to par, are well seasoned and are expected to provide stable cash flows in rising or falling interest rates. These securities provide a significant source of liquidity through the monthly cash flow of principal and interest. Cash flows from the mortgage-backed securities portfolio declined to $64.1 million in 2006 compared to $126.1 million in 2005 due to comparatively slower prepayment speeds and the smaller size of the MBS portfolio.

Included in our mortgage-backed securities portfolio at December 31, 2006 were $138.5 million of agency-named collateralized mortgage obligations (CMOs) compared to $165.8 million at December 31, 2005. CMOs had a yield of 4.52% and an unrealized loss of $5.8 million at December 31, 2006.

Like all securities we own, MBS are sensitive to changes in interest rates, increasing and decreasing in market value as interest rates rise and fall. As interest rates rise, cash flows from MBS prepayments generally decline while the duration extends. On the other hand, when interest rates fall, prepayments generally increase, which may reduce the yield on mortgage-backed securities, with reinvestment of the proceeds generally at lower yields.

Based on our 2007 financial plan we believe there will be limited investment portfolio growth in the coming year. With the composition of our balance sheet weighted towards fixed rate earning assets, our investment portfolio strategy is expected to change in 2007. We would anticipate purchasing securities with shorter-weighted average lives, durations or maturity dates. We will continue to monitor the impact of changes in interest rates, cash flows and duration to investment portfolio performance and adjust our strategy accordingly within asset and liability objectives for 2007.

Deposits

Total deposits reached $2.00 billion at December 31, 2006, an increase of $30.6 million or 1.5% from $1.97 billion for the same time period in 2005. Although net deposit growth was modest in 2006, strong deposit growth in our new branches enabled us to reduce our reliance on FHLB advances and more expensive wholesale deposit funding sources resulting in a stronger liquidity profile. With deposits representing our principal funding source, our focus continued in 2006 to further expand our geographic footprint, strengthen our brand image through marketing initiatives and introduce new products and services with the goal of attracting lower cost core deposits. Bringing our relationship driven brand of banking to new markets and neighborhoods is a critical factor in attracting a lower cost diversified deposit base to fund loans at appropriate margin spreads.

To increase franchise value, we continued to open branch offices in desirable, demographically attractive markets this past year. In 2006, we opened our first branch in Ocean County, New Jersey followed by two additional branches in growing Hunterdon County, New Jersey. We concluded the year by opening new branches in the developing Middlesex and Somerset County markets in Central New Jersey. In January 2007, we opened a new branch facility located in North Brunswick, Middlesex County. Several additional branches are planned for 2007 and into 2008. The generation of deposits through our branch network is preferable to FHLB advances and other higher cost funding alternatives.

The cost of interest bearing deposits increased to 3.62% for 2006 compared to 2.61% in 2005 as we increased rates to compete for deposits in a higher interest rate environment. Although the Federal Open Market Committee stopped raising the key Federal funds rate in the second half of 2006, the impact of an additional 100 basis points to that key short-term rate in the first half of 2006, combined with a fiercely competitive deposit market place throughout 2006 for CDs resulted in the 101 basis point increase in the cost of interest bearing deposits.

The average balances and average rates of deposits for each of the years 2006, 2005, and 2004 are presented below.

AVERAGE DEPOSIT BALANCES AND RATES

	December 31,
	2006			2005			2004
(in thousands)	Balance	Rate	% of Total	Balance	Rate	% of Total	Balance	Rate	% of Total
Non-interest bearing
demand deposits	$209,160	—%	10.5%	$209,179	—%	11.0%	$185,443	—%	11.0%
Interest bearing
demand deposits	349,523	2.80	17.5	445,492	2.22	23.4	418,772	1.91	24.8
Money market deposits	389,312	3.28	19.5	290,939	1.89	15.3	356,794	1.22	21.1
Savings deposits	209,993	2.33	10.5	248,915	2.17	13.1	104,564	0.55	6.2
Time deposits of $100,000 or more	244,662	4.38	12.2	208,521	3.35	11.0	161,065	2.59	9.6
Other time deposits	596,517	4.46	29.8	497,530	3.30	26.2	460,694	2.66	27.3
Total	$1,999,167	3.24%	100.0%	$1,900,576	2.32%	100.0%	$1,687,332	1.74%	100.0%

Average total deposits increased $98.6 million or 5.2% to $2.00 billion for 2006 compared to $1.90 billion for 2005. The average interest rate paid on deposits during 2006 increased 92 basis points to 3.24% compared to 2.32% during 2005. The two principal areas of average growth were in money market deposits and CDs, or time deposits.

Average money market deposits increased $98.4 million during 2006 with the cost of money market deposits increasing to 3.28% from 1.89% in 2005. In the first quarter of 2006, we introduced our Simply Better Money Market product, a competitively priced core deposit product, which completes our suite of Simply Better deposit products. The Simply Better Money Market was showcased in all of our new branches in 2006 and marketed aggressively throughout the year. As a result, we opened 2,924 accounts with $261.6 million in balances, a portion of which came from existing Simply Better Checking and Savings balances.

Average interest bearing demand and savings deposits decreased 21.5% and 15.6%, respectively in 2006. During 2006 the cost of average interest bearing demand and savings deposits rose 58 and 16 basis points to 2.80% and 2.33%, respectively. Simply Better Checking and Simply Better Savings balances decreased $38.9 million and $133.0 million to $66.9 million and $93.7 million, respectively, in 2006. Due to the competitive rate paid on our Simply Better Money Market, we experienced balance shifts from Simply Better Savings and Simply Better Checking into this higher yielding money market product and, to a lesser extent, CDs.

Our success in fostering and establishing new customer relationships is reflected in deposits we have attracted since first introducing Simply Better Checking back in 2004. At December 31, 2006, our Simply Better suite of products balances totaled $422.2 million.

As interest rates increased through the first six months of 2006, CDs remained very popular with depositors. Total average time deposits, consisting of both CDs of $100,000 or more and other time deposits, increased 19.1% or $135.1 million to $841.2 million from $706.1 million in 2005. The CD portfolio’s average months to maturity was approximately eight months at December 31, 2006 and December 31, 2005. The relatively short average maturity and highly competitive deposit marketplace is expected to result in higher costs on new and maturing CDs, which would increase the overall costs of our CDs in 2007. The average cost of time deposits increased 112 basis points in 2006 to 4.44% from 3.32% in 2005. At December 31, 2006 average time deposits represented 42.1% of average total deposits compared to 37.1% during 2005. We anticipate time deposits will represent a larger portion of our deposit base, due principally to competitive factors and customer preference.

The following table details amounts and maturities for certificates of deposit of $100,000 or more for the years indicated:

	December 31,
(in thousands)	2006	2005
Maturity Range:
Within three months	$58,271	$112,754
After three months but within six months	58,004	35,730
After six months but within twelve months	111,395	57,963
After twelve months	20,645	47,346
Total	$248,315	$253,793

The average balance of non-interest bearing demand deposits was $209.2 million, the same average balance as reported for 2005. Although average balances were stable, year over year actual balances were down $35.1 million and indicative of the challenges we expect to face in attracting non-interest bearing demand deposits in 2007. The decline in balances for 2006 was due primarily to a decrease in business checking balances. We have analyzed this trend and believe our business customers are actively managing their money through our broad base of interest bearing business deposit product alternatives. The decline in interest-free balances, based on our analysis, does not reflect the loss of business relationships.

To supplement our in-market deposit growth, we have utilized alternative deposit sources, which have typically been more expensive. These sources include Surrogate’s deposits (minor trust accounts), money market balances acquired through an independent third party intermediary (Reserve Funds) and CDs marketed nationally through a computer-based software service. The success in attracting in-market deposits in 2006 has allowed us to reduce these alternative deposit sources. Surrogate’s deposits are acquired through an annual competitive bidding process from various counties in New Jersey. As a result of the 2006 bidding process, at January 2, 2007 we had $80.5 million in Surrogate’s deposits from nine counties in New Jersey. At January 3, 2006, we had $96.7 million in Surrogate’s deposits. Reserve Fund balances, which are priced at a premium over the Federal funds rate, decreased to zero at the end of 2006 compared to $68.3 million at the end of 2005. CDs acquired through the computer-based software service declined $4.4 million to $36.9 million in 2006. Management has found that these funding sources have been dependable management tools for liquidity and funding purposes but typically tend to be more costly than in-market deposits. During 2006 we were able to reduce and replace these funding sources, as discussed above, with comparatively less expensive deposits generated through our retail strategy. From time to time we may utilize these sources in the future to meet liquidity or funding needs.

We view our retail strategy as a longer term plan to attract lower cost deposits enabling us to effectively manage our cost of funds, increase profitability and enhance shareholder value. We have produced exceptional results in many of our new branches with innovative branch opening promotions, attractive product pricing and effective cross-selling of our products and services. For example, our Morrisville, Pennsylvania branch, opened in December 2005, had already accumulated $23.5 million in deposits by year-end 2006. Our first entry into Ocean County early in 2006 produced similar results attracting $16.0 million in deposits in less than a year. Our full suite of Simply Better products and recently introduced array of small business products will allow us, we believe, to maintain and grow deposit balances in our highly competitive markets in 2007.

Borrowed Funds

Borrowed funds, excluding subordinated debentures, decreased $380.8 million to $337.3 million at December 31, 2006, from $718.1 million at December 31, 2005. The decrease was primarily due to the payoff of $320.0 million of higher cost FHLB advances as part of our fourth quarter balance sheet restructure. To a lesser extent, called advances totaling $60.0 million in 2006 were not replaced. At December 31, 2006, total borrowed funds, excluding subordinated debentures, declined to 12.9% of total assets compared to 24.3% at the same date in 2005.

We are a member of the FHLB of New York and use FHLB advances as an alternative source of funds. FHLB advances totaled $324.0 million at December 31, 2006 compared to $704.0 million at December 31, 2005. During the fourth quarter of 2006, we retired $320.0 million of FHLB advances at an average rate of 5.84%. We also replaced $100.0 million in FHLB advances at an average rate of 5.59% with advances at an average rate of 4.05%. Our advance portfolio at year-end 2006 was all fixed-rate, at a cost of 4.25%. We collateralize FHLB advances by pledging residential and commercial mortgage loans, and securities. At December 31, 2006, we had $105.0 million in advances collateralized by securities and $219.0 million by mortgage loans. As additional commercial and residential mortgage loans qualify as collateral, it is our intent to replace securities collateral with mortgage collateral to further enhance our liquidity profile.

Our FHLB advance position at December 31, 2006 consisted of $314.0 million in callable advances and one $10.0 million advance due in less than 90 days. Of the callable borrowings, $224.0 million have call dates in 2007. Our callable advance portfolio at December 31, 2006 had original terms of ten years and were callable after periods ranging from three months to five years. Based on year-end interest rate levels and our analysis, we anticipate there will be potential calls in 2007 of $91.0 million and an additional $100.0 million in 2008. Call activity will be based on the movement of interest rates. Decisions regarding called advances will be dependent on asset and liability objectives at the time of call. We may use swaps to change the pricing characteristics of our advance portfolio, contingent upon our view of future interest rates and/or opportunities presented by the shape of the yield curve.

Excluding subordinated debentures, borrowed funds averaged $671.7 million in 2006, a decrease of 9.2% from the $740.1 million reported in 2005. The average cost of these funds, driven primarily by FHLB advances, increased 8 basis points to 5.23% during 2006 compared to 5.15% during 2005 due to the call of certain lower cost advances. The expense reduction associated with the retirement and replacement of advances in 2006 will contribute to improved net interest margin performance in 2007.

We believe one of the ongoing benefits we should realize from our retail strategy is a reduced reliance on borrowed funds as we grow our deposit base. Within approved policy guidelines, however, we may continue to use borrowed funds as an alternative funding source to achieve business, and asset and liability, objectives.

Subordinated Debentures

We have obtained a portion of capital needed to support the growth of the Bank and for other purposes through the sale of subordinated debentures of Yardville National Bancorp to subsidiary statutory business trusts of Yardville National Bancorp. These trusts exist for the sole purpose of raising funds through the issuance of trust preferred securities, typically in private placement transactions, and investing the proceeds in the purchase of the subordinated debentures. The interest rate on the subordinated debentures is identical to the interest rate on the trust preferred securities. Subordinated debentures are the sole assets of each trust and each trust is obligated to distribute all proceeds resulting from any redemption of the subordinated debentures, whether voluntary or upon maturity, to holders of its trust preferred securities. Yardville National Bancorp’s obligation with respect to the subordinated debentures, when viewed together with the obligations of each trust with respect to its trust preferred securities, provides a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of each trust to pay amounts when due on the trust preferred securities of each respective trust.

The following table sets forth our trust subsidiaries as of December 31, 2006, along with the transaction date, principal amount of subordinated debentures issued, interest rate of subordinated debentures, maturity date of subordinated debentures and date on which redemption of subordinated debentures is permitted.

Name of Trust	Transaction Date	Principal Amount of Subordinated Debentures	Interest Rate for Subordinated Debentures	Maturity Date of Subordinated Debentures	Earliest Date upon which Redemptions are Permitted
(in thousands)
Yardville Capital Trust II	June 2000	$15,464	9.50%	June 22, 2030	June 23, 2010
Yardville Capital Trust III	March 2001	6,190	10.18%	June 8, 2031	June 8, 2011
Yardville Capital Trust IV	February 2003	15,464	Floating rate based	March 1, 2033	March 1, 2008
			on three month LIBOR
			plus 340 basis points
Yardville Capital Trust V	September 2003	10,310	Floating rate based	October 8, 2033	October 8, 2008
			on three month LIBOR
			plus 300 basis points
Yardville Capital Trust VI	June 2004	15,464	Floating rate based	July 23, 2034	July 23, 2009
			on three month LIBOR
			plus 270 basis points
Total		$62,892

The principal use of proceeds for Yardville Capital Trusts II, III, and V were contributed as capital to the Bank to support growth. A portion of the proceeds of Yardville Capital Trust IV were used to retire the subordinated debentures of Yardville Capital Trust in March 2003 with the remainder contributed as capital to the Bank to support growth. The proceeds from Capital Trust VI were used to meet cash flow needs of the holding company, which included contributions of capital to the Bank to support growth. The cost of subordinated debentures increased 116 basis points to 8.73% in 2006 compared to 7.57% in 2005. Floating rate subordinated debentures represented $41.2 million of total subordinated debentures at December 31, 2006 and accounted for the increase in cost as interest rates increased in 2006.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2006, our significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments.

	Payments due by period
(in thousands)	Less than 1 year	1 -3 years	3 -5 years	More than 5 years	Total
Contractual Obligations
Time deposits	$752,412	$108,323	$12,158	$—	$872,893
Borrowed funds	92,549	109,129	72,102	63,501	337,281
Subordinated debentures	41,238	—	—	21,654	62,892
Operating lease obligations	3,429	6,501	5,451	19,798	35,179
Lines and letters of credit	476,562	40,331	—	—	516,893
Other long-term liabilities	49	6,980	160	16,643	23,832
Total	$1,366,239	$271,264	$89,871	$121,596	$1,848,970

In the normal course of business, we enter into certain contractual obligations. Such obligations include obligations to make future payments on debt and lease arrangements, as well as payments on deferred compensation and postretirement benefits. We have one capital lease obligation, which is included in borrowed funds. Time deposits are shown at the maturity date.

Borrowed funds and subordinated debentures are shown based on their amortization schedule. Noncallable borrowed funds are shown at the maturity date, while callable borrowed funds and subordinated debentures are shown at either the call date, if a call was deemed likely at December 31, 2006, or otherwise at the maturity date.

We enter into a variety of financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and letters of credit, both of which involve, to varying degrees, elements of risk in excess of the amount reflected in the consolidated financial statements.

Credit risk for letters of credit is managed by limiting the total amount of arrangements outstanding and by applying the same credit policies we apply to all activities with credit risk. Collateral is obtained based on management’s credit assessment of the customer. The contract amounts of off-balance sheet financial instruments as of December 31, 2006 and 2005 for commitments to extend credit were $504.9 million and $500.0 million, respectively, and for letters of credit were $37.1 million and $30.3 million, respectively. Commitments to extend credit and letters of credit do not necessarily represent future cash requirements as these commitments may expire without being drawn upon based upon our past historical experience.

Further discussion of our “Other Commitments and Contingent Liabilities” is included in Note 14 of Notes to the Consolidated Financial Statements. In addition, we have commitments and obligations under other postretirement benefit plans as described in Note 10 of Notes to the Consolidated Financial Statements.

Asset and Liability Management

Asset and liability management involves the evaluation, monitoring, and managing of market risk, interest rate risk, liquidity risk and the appropriate use of capital, while maximizing profitability. Our asset and liability committee (ALCO) provides oversight to the asset and liability process. This committee consists of both executive and senior management, and independent members of our board of directors. ALCO recommends policy guidelines regarding exposure to interest rates, and liquidity and capital limits for approval by the Bank’s board of directors. Adherence to these policies is monitored on a monthly basis and decisions related to the management of interest rate risk exposure due to changes in balance sheet composition and/or market interest rates are made when appropriate and agreed to by ALCO and approved by the Bank’s board of directors. One of the primary goals of asset and liability management is to prudently maximize net interest income while maintaining acceptable levels of interest rate risk. The risk to net interest income is derived from the difference in the maturity and repricing characteristics between assets and liabilities. Several factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities.

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

The primary goals of our interest rate risk management process are to control exposure to interest rate risk inherent in our balance sheet, determine the appropriate risk level given our strategic objectives, and manage the risk consistent with limits and guidelines approved by ALCO and our board of directors. These limits and guidelines reflect our tolerance for interest rate risk over both short- and long-term horizons. ALCO meets monthly to discuss pertinent asset and liability topics and issues. On a quarterly basis, we provide a detailed review of our interest rate risk position to the board of directors.

We manage and control interest rate risk by identifying and quantifying interest rate risk exposures through the use of net interest income simulation and economic value at risk models. Both measures may change periodically as the balance sheet composition and underlying assumptions change. Various assumptions are used to produce these analyses, including, but not limited to, the level of new and existing business, loan and investment prepayment rates, deposit flows, interest rate curves and competitive pricing.

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

Our gap position is defined as the difference between the dollar volume of interest earning assets and interest bearing liabilities maturing or repricing within a specified period of time as a percentage of total assets. A positive gap results when the volume of interest rate-sensitive assets exceeds that of interest rate-sensitive liabilities within comparable time periods. A negative gap results when the volume of interest rate-sensitive liabilities exceeds that of interest rate-sensitive assets within comparable time periods.

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

RATE SENSITIVE ASSETS AND LIABILITIES

	December 31, 2006
(in thousands)	Under six months	Six months through one year	More than one year through two years	More than two years through five years	More than ten years and not repricing	Total
Assets
Cash and due from banks	$—	$—	$—	$—	$30,355	$30,355
Federal funds sold and
interest bearing deposits	35,623	—	—	—	—	35,623
Securities available for sale	40,142	25,304	44,926	89,815	202,454	402,641
Investment securities	2,201	2,370	16,197	31,004	44,300	96,072
Loans	692,598	111,238	238,465	641,141	289,439	1,972,881
Other assets, net	—	—	—	—	83,159	83,159
Total Assets	$770,564	$138,912	$299,588	$761,960	$649,707	$2,620,731

Liabilities and Stockholders' Equity
Non-interest bearing demand	$—	$—	$—	$—	$197,126	$197,126
Savings and interest bearing demand	100,608	108,073	36,954	113,016	134,360	493,011
Money markets	115,911	66,765	—	130,795	126,782	440,253
Certificates of deposit of
$100,000 or more	116,275	111,396	17,404	3,240	—	248,315
Other time deposits	193,404	331,370	90,899	8,905	—	624,578
Total deposits	526,198	617,604	145,257	255,956	458,268	2,003,283
Borrowed funds	12,700	81,021	71,042	172,126	392	337,281
Subordinated debentures	40,000	—	—	—	22,892	62,892
Other liabilities	—	—	—	—	31,181	31,181
Stockholders' equity	—	—	—	—	186,094	186,094
Total Liabilities and Stockholders’ Equity	$578,898	$698,625	$216,299	$428,082	$698,827	$2,620,731
Gap	191,666	(559,713)	83,289	333,878	(49,120)
Cumulative gap	191,666	(368,047)	(284,758)	49,120	—
Cumulative gap to total assets	7.3%	(14.0)%	(10.9)%	1.9%

As indicated in the table above, our one-year gap position at December 31, 2006 was a negative 10.9% compared to 0.0% at December 31, 2005. Throughout 2006 we maintained a negative gap to better position our balance sheet for improved performance in a stable or modestly declining interest rate environment. Several factors impacted the increasingly negative gap position we experienced. The combination of the shift from existing floating rate commercial loans to fixed rate loans, new borrowers with fixed rate loans and floating rate commercial loans that have reached their caps reduced cash flows and repricings of one year or less on the asset side of the balance sheet. On the liability side, higher balances of CDs maturing within one year increased cash flows one year or less. While the balance sheet restructure had a limited impact on the one year cumulative gap position, the effect of a smaller asset base resulted in a higher gap to asset ratio at year end 2006. Although we believe interest rates are more likely to move lower before moving higher, we expect to reduce the size of the negative gap in 2007 to be prudent based on the uncertainty of future interest rates.

Simulation Modeling

We believe that the simulation of net interest income in different interest rate environments provides a more meaningful measure of our interest rate risk position than gap analysis. Our simulation model measures the volatility of net interest income to changes in market interest rates. We dynamically model our interest income and interest expenses over specified time periods under different interest rate scenarios and balance sheet structures. We assess the probable effects on the balance sheet not only of changes in interest rates, but also of possible strategies for responding to them. We measure the sensitivity of net interest income over 12- and 24-month time horizons, based on assumptions established by ALCO and approved by our board of directors. The board has established certain policy limits for the potential volatility of net interest income as projected by our simulation model.

In our base case simulation, the composition of the balance sheet is kept static and interest rates are assumed to be flat or unchanged. Volatility is measured from the base case and is expressed as the percentage change in net interest income, from the base case, over 12- and 24-month periods with a change in interest rates of plus and minus 200 basis points. We model a dynamic yield curve by inverting the curve with rising rates and steepening the curve with falling rates. This is followed by constant rates for year two. ALCO has established a policy that net interest income sensitivity is acceptable if net interest income in the base case scenario is within a -7% change in net interest income in the first twelve months and within -14% change over the two year time frame.

The following table reflects the estimated change in net interest income from the base case scenario for a one-and two-year period based on our December 31, 2006 balance sheet:

	Percentage Change in Net Interest Income
Change in Market Interest Rates	2007	2008
+200 basis points	(0.4)%	(9.7)%
Flat	—	—
-200 basis points	0.2%	5.8%

Based on our simulation analysis, we believe our interest rate risk position remains fairly balanced over the next 12 months whether we experience either rising or falling interest rates. Our risk position to rising rates in year two increases from the assumed impact of FHLB advances being called and replaced with higher cost funding. Additionally, CD costs will increase as existing CDs mature and are replaced with higher rate CDs. This, combined with the increasing fixed rate profile of our earning asset base, produces less net interest income in year two. Our modeling assumes core deposit rates increase at a slower pace than overall interest rates. If we were required to increase our core deposit rates faster than our model due to competition or other factors our risk to rising rates could be higher. We are evaluating several strategies to address our increased risk exposure to rising rates in year two. Shortening the repricing characteristics of loans or securities, for example, could reduce the risk to higher rates. Lengthening liabilities like CDs with terms greater than one year or replacing FHLB advances with longer terms and less optionality may also reduce net interest income risk to higher rates. Our simulation analysis indicates that our net interest income would increase in a falling rate environment.

We also measure, through simulation analysis, the impact to net interest income based on our 2007 financial plan or growth scenario, in addition to rate ramps, inversions, or rate increases or decreases greater than 2% over 12-and 24-month periods. In our growth scenario we see similar results to net interest income based on our projected balance sheet composition. Due to the assumptions used in preparing our simulation analysis, actual outcomes could differ significantly from the simulation outcomes.

Economic Value at Risk

We measure long-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting our asset and liability cash flows to their maturity dates, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows. Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity. The sensitivity of EVE to changes in the level of interest rates is a measure of the sensitivity of long-term earnings to changes in interest rates. We use the sensitivity of EVE principally to measure the exposure of equity to changes in interest rates over a relatively long time horizon.

The following table lists our percentage change in EVE in a plus or minus 200 basis point rate shock at December 31, 2006 and 2005. The policy guideline is -25%.

	Percentage Change in EVE
Change in Market Interest Rates (Rate Shock)	2006	2005
+200 basis points	(13)	(16)
-200 basis points	(5)	(14)

Based on the underlying assumptions, we were within our policy guideline at year-end 2006 and 2005. Our longer-term interest rate risk at December 31, 2006 in both a higher and lower interest rate environment improved as a result of the balance sheet restructure, which included securities sales and FHLB advance redemptions. Our analysis shows that as the remaining advances move closer to their maturity dates and become an even smaller portion of our funding base that their negative impact on our longer term interest rate risk profile will decline over time. A smaller investment portfolio will also contribute to lower longer-term interest rate risk. Continuing to grow our lower cost core deposit base will also contribute to an improving interest rate risk profile. From a longer-term interest rate risk perspective our balance sheet is best positioned to perform better in a lower interest rate environment, the more probable environment in our view. This is due principally to a more fixed rate profile for both loans and securities. With our exposure to higher interest rates we will be initiating strategies to better balance our longer-term interest rate risk position in 2007 while still achieving financial objectives.

Certain shortcomings are inherent in the methodology used in the previously discussed interest rate risk measurements. Modeling changes in the simulation and EVE analyses require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. There are many factors that management evaluates when constructing the assumptions used in short-term and long-term interest rate risk models. One of the most important assumptions involves deposits without fixed maturity dates. These core deposits include non-interest bearing demand, interest bearing demand, savings and money market deposits, and represent a significant portion of our deposit base. We believe these core deposits, as a whole, are less sensitive to changes in interest rates and can effectively fund a portion of our fixed rate earning asset portfolio. The balance of these deposits and the rates paid on them may fluctuate due to changes in market interest rates, competition, or by the fact that customers may add to or withdraw these deposits at any time at no cost. These characteristics and the lack of a maturity date makes modeling these deposits for both simulation and EVE purposes very subjective. A modest change in the maturity term or repricing characteristics can result in very different outcomes. Because each financial institution assigns different repricing and maturity terms to these non-maturity deposits, comparing risk between institutions without understanding the treatment of non-maturity deposits has limited value. Another source of uncertainty reflects the options embedded in many of our financial instruments, which include loans, investments and convertible FHLB advances. To deal with the many uncertainties when constructing either short- or long-term interest rate risk measurements, management has developed a number of assumptions. Depending on the product or behavior in question, each assumption will reflect some combination of market data, research analysis and business judgment. Assumptions are reviewed periodically and changes are made when deemed appropriate.

Although the models discussed above provide an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income or economic value of equity and may differ from actual results.

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

Derivatives

We may use derivatives pursuant to our interest rate risk management strategy. We may enter into hedging transactions that include interest rate swaps, caps and floors for interest rate risk management purposes. Our only hedging positions during 2006 were interest rate swaps. Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. We utilize interest rate swaps that have a high degree of correlation to the related financial instrument. All derivatives are recorded on the balance sheet at fair value with realized and unrealized gains and losses included in the results of operations or in other comprehensive income, depending on the nature and purpose of the derivative transaction. (See Notes 1 and 18 of the Notes to the Consolidated Financial Statements.)

During 2004 we entered into fair value hedges, which initially had the effect of increasing net interest income and modestly enhancing the net interest margin. More importantly, we were able to competitively price two-year CDs to fund our floating rate commercial loan growth and provide protection against falling interest rates. By entering into $125.0 million in notional value pay floating swaps designated as fair value hedges at inception we were able to more closely match the repricing characteristics of the CDs with the loans. We reduced our interest rate risk position as a result of this strategy and achieved a spread of approximately 315 basis points over the entire two year period of the swaps.  These swap positions began maturing in May 2006 with the last position maturing in November 2006. There were no swap positions outstanding at December 31, 2006.

Financial derivatives involve, to some degree, interest rate, market and credit risk. Interest rate swaps represented our only derivative transactions in 2006 and credit risk was limited to the periodic exchange of net interest payments. Not all elements of interest rate, market and credit risk are addressed through the use of financial or other derivatives, and such instruments may be ineffective for their intended purposes due to unanticipated market characteristics, among other reasons.

Liquidity Risk

The objective of effective liquidity management is to meet the cash flow requirements of depositors and borrowers, as well as our operating cash needs at the most reasonable cost. Liquidity risk arises from the possibility we may not be able to satisfy current or future financial commitments or unexpected deposit outflows or other cash needs.

ALCO is responsible for liquidity risk management. This committee recommends liquidity policy guidelines to the board of directors for approval. ALCO reviews forecast liquidity needs and the adequacy of deposits and other alternative funding sources to meet these needs. Each month we present detailed reports to the board on our liquidity position, including compliance with limits and guidelines. As part of liquidity risk management, we have developed a detailed contingency funding plan. On a quarterly basis, ALCO reviews the adequacy of funding in adverse environments due to changes in interest rates, credit markets or other external risks through its contingency funding report.

Through the generation of $115.0 million in deposits from our branches and, to a lesser extent, securities cash flows, we were able to strengthen our liquidity profile in 2006. During 2006 we reduced our reliance on several non-traditional funding sources with reductions of $68.3 million in Reserve Funds, $11.0 million in public fund balances, that tend to be more volatile, and CDs obtained through a nationwide computer software-based service. Reserve Funds balances were zero at year-end 2006. We also retired $60.0 million in called FHLB advances. As a result of the balance sheet restructure we reduced the percentage of the securities portfolio pledged to secure FHLB advances, thus improving our liquidity profile.

Traditional sources of liquidity include deposit growth and scheduled amortization and prepayment of loans and principal cash flows from mortgage-backed securities. We emphasize building and retaining customer deposits through the execution of our retail strategy and relationship banking philosophy. Deposit rates and levels are monitored, and trends and significant changes are reported up through our pricing committee. Our pricing committee, a subcommittee of ALCO, is made up of senior officers and makes deposit pricing decisions based on funding needs on a weekly basis consistent with liquidity policy objectives approved by ALCO. We have used and may continue to use borrowed funds to support and enhance liquidity. We also utilize alternative funding sources like Reserve Funds and the nationwide computer software-based service to raise funds to bolster liquidity and fund loan growth. Brokered CD facilities may also be available as another source of liquidity. Mortgage-backed securities represented 70.2% of total securities at December 31, 2006 and generated significant cash flows of approximately $64.1 million during 2006, which strengthened liquidity. After the balance sheet restructure, securities totaled $498.7 million at December 31, 2006. While maturities and scheduled amortization of loans and MBS are generally a predictable source of funds, deposit flows and securities prepayments are greatly influenced by competition and interest rates.

We are eligible to borrow additional funds from the FHLB subject to its stock and collateral requirements, and individual advance proposals based on FHLB credit standards. FHLB advances are collateralized by securities as well as residential and commercial mortgage loans. Subject to collateral requirements, we also maintained lines of credit totaling approximately $400.0 million at December 31, 2006 with the FHLB and three consistent brokerage firms. We also have the ability to borrow at the Federal Reserve discount window. We also maintain unsecured Federal funds lines totaling $79.0 million with six correspondent banks for daily funding needs.

We pay dividends to stockholders and interest due on subordinated debentures. The principal source of funding for these payments generally comes from dividends from the Bank. Under the agreement with the OCC and the supervisory letter from the Federal Reserve Bank of Philadelphia, prior regulatory approval is required for dividend payments by both the Bank and the holding company. We received approval from both of these regulatory agencies to pay quarterly dividends during 2006 and the first quarter of 2007.

We believe by continuing to execute our retail strategy in 2007 we can attract lower cost core deposits and further strengthen liquidity. We have established reliable secondary sources of liquidity that we can use as needed. Our liquidity profile is further enhanced by consistent cash flows generated by our investment portfolio. Based on projected loan and deposit growth, we anticipate having adequate liquidity to meet our funding goals for 2007.

Capital Management

We manage capital in a highly regulated environment which requires a balance between earning the highest return for stockholders while maintaining sufficient capital levels for proper risk management and satisfying regulatory requirements. Our capital management is designed to generate attractive returns on equity to our stockholders and to assure that we are always well capitalized, or otherwise meet capital targets set by regulatory authorities, while having the necessary capital for our future expansion plans.

A significant measure of the strength of a financial institution is its stockholders’ equity. Stockholders’ equity at December 31, 2006 totaled $186.1 million compared to $177.5 million at December 31, 2005. The increase in equity capital in 2006 resulted from a $3.6 million increase in common stock primarily due to the exercise and related tax benefit relating to exercise of stock options, and a $204,000 increase in undivided profits, resulting from net income of $5.3 million less dividend payments of $5.1 million. In addition, equity capital increased $4.3 million due to a reduction in accumulated other comprehensive loss reflecting a $5.0 million reduction in the unrealized loss of available for sale securities, net of tax, partially offset by a $762,000 increase reflecting the funded status of deferred compensation plans. Equity capital also increased $562,000 reflecting a decrease in the balance of unallocated ESOP shares as we allocated shares in 2006.

Our Employee Stock Ownership Plan (ESOP) permits eligible employees to share in our growth through stock ownership. In November 2005, the ESOP purchased 64,175 shares of common stock for approximately $2.3 million. The ESOP funded the transaction by borrowing approximately $2.3 million from an unaffiliated financial institution for a term of four years. In 2006 we reduced the loan balance by $562,000 and allocated 16,043 shares.

The balance of unallocated ESOP shares at December 31, 2006 was $1.7 million. The annual expenses associated with the ESOP were $735,000 in 2006, $693,000 in 2005, and $550,000 in 2004. These expenses include compensation expense, debt service and any adjustment required due to changes in the market value of the shares at time of allocation. The reason for the increase in cost in 2006 compared to 2005, was related to our higher stock price on common shares.

Dividends declared on common stock totaled $0.46 per share for each of 2006 and 2005. The dividend payout ratio was 96.1% for 2006, compared to 23.9% for 2005. The increase in the dividend payout ratio was due to lower earnings, primarily due to the balance sheet restructure discussed previously, while maintaining the same cash dividend per common share in 2006.

Regulatory Capital

We are subject to risk-based capital standards under Federal banking regulations. These banking regulations relate a company’s regulatory capital to the risk profile of its total assets and off-balance sheet items, and provide the basis for evaluating capital adequacy. Under these standards, assets and certain off-balance sheet items are assigned to broad risk categories each with applicable weights. Risk-based capital standards require all banks to have Tier 1 capital of at least 4%, and total capital (including Tier 1 capital) of at least 8%, of risk-adjusted assets. YNB is also subject to leverage ratio requirements. The leverage ratio measures Tier 1 capital to adjusted average assets. Our minimum ratio requirement is 4%.

Tier 1 capital includes stockholders’ equity (adjusted for intangibles and the unrealized gains/losses in securities available for sale) and trust preferred securities. Trust preferred securities are limited to 25% of Tier 1 capital. Any trust preferred securities in excess of the Tier 1 limit are included in total capital. Total capital is comprised of all of the components of Tier 1 capital plus the allowance for loan losses subject to certain restrictions.

The following table sets forth the Company’s regulatory capital ratios at December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
Leverage ratio	8.8%	8.3%	7.6%
Tier 1 risk-based capital ratio	11.2	10.8	10.1
Total risk-based capital ratio	12.3	11.8	11.4

Under the capital adequacy guidelines, a well capitalized financial institution must maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%.

Due to our agreement with the OCC, the Bank is no longer considered “well capitalized” for certain regulatory purposes. This capital category does not, however, constitute an accurate representation of the Bank’s general financial condition or prospects. In addition, under the agreement, the Bank has to achieve and maintain a total risk-based capital ratio of at least 10.75%, a Tier 1 risk-based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. Comparatively flat commercial loan growth allowed us to restructure our balance sheet, despite the loss incurred, and still exceed higher risk-based capital and leverage ratio requirements. In November 2005, to help ensure meeting the higher capital and leverage ratios initially established by the formal agreement, we completed a private equity placement to a select number of accredited investors, of approximately $8.7 million, substantially all of which was contributed to the Bank.

We were in compliance with all required capital ratios at December 31, 2006. Our 2007 financial plan reflects the economic benefits we expect to realize resulting from our fourth quarter balance sheet restructure. We anticipate that we will continue to exceed all applicable capital requirements under the agreement during 2007.

Earnings Analysis for Prior Year

(2005 compared to 2004)

YNB generated double digit increases in net income and earnings per share in a competitive market and challenging regulatory environment in 2005. We earned net income of $20.9 million or $1.89 per diluted share for the year ended December 31, 2005, compared to $18.5 million or $1.71 per diluted share for the year ended December 31, 2004. This represented an increase of 13.0% and 10.5%, respectively. The improved financial performance in 2005 was primarily attributable to solid net interest income growth of $12.5 million, principally due to commercial loan growth and an improving net interest margin. Partially offsetting the improvement was a $7.0 million increase in non-interest expense and higher income tax expense.

Net Interest Income

Net interest income, on a tax equivalent basis, increased 17.7% to $85.2 million for 2005, compared to $72.4 million for 2004. The increase was primarily attributable to the increased volume and rate on average loans, partially offset by the higher volume and cost of interest bearing deposits. In 2005, interest income rose to $170.3 million from $139.9 million in 2004, primarily due to higher interest income on loans. Offsetting the increase in interest income was the greater average balance of interest bearing liabilities, principally interest bearing deposits and increased average costs due to the higher interest rate environment. As a result, interest expense increased $17.9 million.

The net interest margin, on a tax equivalent basis, increased 7.8% or 22 basis points to 3.05% for the twelve months ended December 31, 2005 compared with 2.83% for the same period in 2004. By effectively pricing our commercial loans and attracting a lower cost mix of deposits in new and existing markets we moved our tax equivalent margin higher in 2005.

Average interest earning assets increased $236.2 million or 9.2% to $2.79 billion in 2005 from $2.56 billion in 2004. Led by loans, and to a lesser extent securities, the yield on average interest earning assets increased 62 basis points to 6.09% for 2005. Accordingly, interest income rose 21.7% in 2005 compared to 2004.

Loans averaged $1.88 billion for 2005, an increase of $253.7 million or 15.6% compared to $1.63 billion for 2004. Interest and fees on loans increased $27.2 million or 27.0%, as loan yields increased by 61 basis points to 6.79% from 6.18% for 2004. The principal factor driving loan yields higher in 2005 was our floating rate commercial loan portfolio, typically tied to the prime rate of interest. In 2005, the average prime rate increased to 6.19% compared to 4.35% in 2004. As the prime rate of interest increased during 2005 our loan yield moved higher.

Based on the repricing characteristics of our balance sheet during 2005, we purchased mortgage-backed securities with modestly longer durations at or close to par. Although average securities declined $19.4 million during 2005, the purchase of longer duration securities resulted in the securities portfolio yield increasing to 4.74%, 35 basis points higher than 2004. Interest on securities increased $2.2 million from 2004 and contributed to higher net interest income levels.

Average interest bearing liabilities rose $198.6 million to $2.49 billion, while overall funding costs rose 48 basis points to 3.49% during 2005 or only 24% of the 200 basis point increase in the Federal funds rate during that same period. Due to the higher volume and increased rate of average interest bearing liabilities interest expense increased 25.9% to $87.1 million for 2005 compared to $69.1 million for 2004.

We continued executing our retail strategy in 2005, expanding our geographic footprint while attracting lower cost core deposits. In 2005, average savings, money market and interest bearing demand deposits grew $105.2 million or 12.0% to $985.3 million, principally due to growth in our Simply Better Savings product. To a lesser extent, average time deposits increased $84.3 million or 13.6% to $706.1 million in 2005 compared to $621.8 million in 2004. Interest expense on interest bearing deposits rose $14.8 million or 82.7% of the total increase in interest expense on average interest bearing liabilities due to competition and the higher interest rate environment. The growth in average non-interest bearing demand deposits of $23.7 million or 12.8% to $209.2 million in 2005 contributed positively to our net interest margin.

Average borrowed funds and subordinated debentures increased $2.0 million and $7.2 million, respectively, while related interest costs increased by 26 and 91 basis points to 5.15% and 7.57%, respectively. During 2004 and into 2005, we replaced floating rate Federal Home Loan Bank advances with fixed rate advances as interest rates were rising. This strategy limited the increase in the cost of these funds, which had a positive impact on net interest income and the margin in 2005. We had $62.9 million in subordinated debentures, of which $41.2 million had floating interest rates tied to spreads over LIBOR, which is the principal cause for the increase in interest expense of $1.0 million as interest rates rose during 2005.

Provision for Loan Losses

The provision for loan losses for the year ended December 31, 2005 was $10.5 million compared to $9.6 million for 2004. The higher provision is primarily the result of the increased level of net charge offs.

Non-interest Income

Non-interest income, excluding net securities gains, declined modestly by $54,000 or 0.8% to $6.6 million for 2005 compared to $6.7 million for 2004. The decline was principally due to lower service charge income related to lower overdraft activity partially offset by increased other service fee income, related to increased loan prepayment penalties.

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

Salaries and employee benefits increased $4.2 million or 17.8% to $27.7 million for the year ended December 31, 2005 compared to $23.5 million for the same period in 2004. Staffing additions from our continued branch expansion, and enhanced regulatory compliance and risk management both contributed to the increase in salaries and employee benefits expense. Benefits expense increased 20.1% principally due to higher health benefits costs and payroll taxes associated with the increase in full time employees. Net occupancy expense increased $651,000 or 15.2% to $4.9 million in 2005 from $4.3 million in 2004 principally due to costs associated with our branch expansion, including rent, taxes and maintenance costs. Marketing expenses increased 25.8% to $2.2 million in 2005 compared to $1.8 million in 2004 as we continued to promote our products and services, new branches and brand image.

Outside services and processing expenses, audit and examination fees, and attorneys’ fees increased 19.6%, 28.2% and 68.4%, respectively. The increase in outside services and processing fees resulted from increased consulting costs related to regulatory compliance. The higher audit and examination fees primarily resulted from costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Attorney fees increased due to costs associated with problem loan workout, various regulatory compliance issues and shareholder relations.

Our efficiency ratio finished 2005 at 54.69% compared to 54.19% in 2004. Our efficiency ratio for 2005 was basically unchanged as expenses associated with our retail strategy, additional expenses associated with our growth, and to a lesser extent, the costs associated with meeting regulatory requirements were in line with our growth in net interest income.

Income Taxes

The provision for Federal and state income taxes was $9.6 million for 2005, an increase of $1.7 million when compared to $7.9 million for 2004. The provisions for income taxes in 2005 and 2004 were at effective rates of 31.5% and 29.9%, respectively. The increase in the effective tax rate resulted from the greater percentage increase in taxable income compared to tax-free income.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (Statement 155). Statement 155 amends the guidance in FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, thereby eliminating the need to bifurcate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement date after the beginning of a company’s first fiscal year that begins after September 15, 2006, or January 1, 2007 for the Company. The adoption of Statement 155 did not have an impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (Statement 156). Statement 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. Statement 156 also provides guidance on subsequent measurement methods for each class of separately recognized servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for the Company. The Company had elected to continue amortizing mortgage servicing rights over the estimated lives of the underlying loans. As a result, the adoption of this standard did not impact the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Specifically, the interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 for the Company. The Company evaluated the impact of FIN 48 on all tax positions and determined that there is no material impact of adopting FIN 48 upon any recognized tax positions as of December 31, 2006. See Note 9, “Income Taxes,” in the Notes to the Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurement” (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurements. Statement 157 does not require any new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007, or January 1, 2008 for the Company. The Company is currently evaluating the impact of Statement 157 on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R).” Statement 158 requires employers to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability on its balance sheet and to recognize changes in that funded status in the year in which changes occur through other comprehensive income, in addition to expanded disclosure requirements. The standard requires employers to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end balance sheet, for fiscal years ending after December 15, 2008, or December 31, 2008 for the Company. All other requirements of the standard are effective for employers with defined benefit pension or postretirement plans that issue publicly traded equity securities, for fiscal years ending after December 15, 2006, or December 31, 2006 for the Company. As of December 31, 2006, the Company adopted Statement 158 on a prospective basis, resulting in a reclassification of the Company’s Pension Plan and Postretirement Plan liabilities. For details related to the Company’s adoption of Statement 158, see Note 10, “Employee Benefit Plans,” in the Notes to the Consolidated Financial Statements.

In September 2006, the FASB ratified Emerging Issues Task Force (EITF) 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (EITF 06-4). EITF 06-4 addresses accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. EITF 06-4 requires that the post-retirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not settled upon entering into an insurance arrangement. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, or January 1, 2008 for the Company. The Company is currently evaluating the impact of EITF 06-4 on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS 115 to, among other things, require certain disclosures for amounts for which the fair value option is applied. Additionally, this Statement provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has not completed its assessment of SFAS 159 and the impact, if any, on the consolidated financial statements.

Quarterly Financial Data (Unaudited)

	Three Months Ended
(in thousands, except per share data)	December 31	September 30	June 30	March 31
2006
Interest income	$47,188	$48,881	$47,688	$45,774
Interest expense	26,460	27,711	26,669	24,561
Net interest income	20,728	21,170	21,019	21,213
Provision for loan losses	5,075	2,125	1,800	2,350
Non-interest income	(4,410)	1,714	1,793	1,661
Non-interest expense	29,433	13,386	14,306	13,378
(Loss) income before income tax (benefit) expense	(18,190)	7,373	6,706	7,146
Income tax (benefit) expense	(7,902)	2,045	1,649	1,978
Net (loss) income	$(10,288)	$5,328	$5,057	$5,168

Earnings per share - basic	$(0.94)	$0.49	$0.46	$0.47
Earnings per share - diluted	(0.94)	0.47	0.45	0.46

2005
Interest income	$45,911	$43,754	$41,569	$39,033
Interest expense	24,177	22,865	20,843	19,169
Net interest income	21,734	20,889	20,726	19,864
Provision for loan losses	4,830	2,100	2,100	1,500
Non-interest income	1,804	2,042	1,927	1,717
Non-interest expense	12,571	12,933	12,240	11,858
Income before income tax expense	6,137	7,898	8,313	8,223
Income tax expense	1,804	2,546	2,677	2,610
Net income	$4,333	$5,352	$5,636	$5,613

Earnings per share - basic	$0.40	$0.50	$0.53	$0.53
Earnings per share - diluted	0.39	0.48	0.51	0.51

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in our reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended, the “Exchange Act” is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that information we are required to disclose in our Exchange Act reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as of December 31, 2006, as described below.

b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance regarding the preparation of published financial statements in accordance with generally accepted accounting principles.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on the assessment as of December 31, 2006 the Company did not maintain effective internal control over financial reporting due to existence of a material weakness related to the risk rating process and resultant determination of the allowance for loan losses and the provision for loan losses. Specifically, the following control deficiencies contributed to the material weakness:

•
Ineffective policies and procedures related to the loan risk rating process by loan officers. Specifically, the Company’s policies and procedures did not provide for effective updating of risk ratings on seasoned loans.

•	Ineffective monitoring and review by credit risk review personnel to identify and resolve discrepancies in risk ratings on seasoned loans as compared to the Company’s standard risk rating matrix.

As a result of the material weakness noted above, material misstatements were present in the Company’s allowance for loan losses and provision for loan losses in the preliminary 2006 consolidated financial statements. Adjustments were recorded to correct such balances prior to the issuance of the 2006 consolidated financial statements.

The Company’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on management’s assessment of our internal control over financial reporting as of December 31, 2006. This report appears on page 68.

c) Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management has taken remedial actions with respect to the identified material weakness. We are requiring additional credit training for our loan officers, as well as updating and strengthening our credit policies and procedures manual. We have changed personnel within the credit risk review function, enhanced administrative oversight of the credit risk review function and undertaken an expanded review of loan files to confirm appropriate risk ratings.

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

d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Yardville National Bancorp and subsidiaries:

We have audited management’s assessment, included on pages 66-67, Item 9A(b), “Management’s Report on Internal Control Over Financial Reporting,” that Yardville National Bancorp and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management of the Company is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of its assessment, the Company has identified a material weakness in internal control over financial reporting as of December 31, 2006 related to the risk rating process and resultant determination of the allowance for loan losses and provision for loan losses. Specifically, the following control deficiencies contributed to the material weakness:

•
Ineffective policies and procedures related to the loan risk rating process by loan officers. Specifically, the Company’s policies and procedures did not provide for effective updating of risk ratings on seasoned loans.

•	Ineffective monitoring and review by credit risk review personnel to identify and resolve discrepancies in risk ratings on seasoned loans as compared to the Company’s standard risk rating matrix.

As a result of the material weakness noted above, material misstatements were present in the Company’s allowance for loan losses and provision for loan losses in the preliminary 2006 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Yardville National Bancorp and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 30, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Yardville National Bancorp and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

(KPMG SIGNATURE)
Short Hills, New Jersey
March 30, 2007

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our certificate of incorporation and by-laws provide that the number of directors will not be less than five or more than twenty-five and permits the exact number to be determined from time to time by the board. The board has fixed the number of directors at twelve. The directors of the Company also serve as directors of the Bank.

Pursuant to our certificate of incorporation, the directors of the Company are divided into three classes, as nearly equal in number as possible, and each class has a three-year term. Class terms expire on a rolling basis, so that typically one class of directors is elected each year. In November 2006, Christopher S. Vernon resigned and, consistent with the board’s past practices, the number of directors constituting the entire board was reduced from thirteen to twelve. The board’s nominating and governance committee will make a recommendation regarding the current size and composition of the board, as well as recommendations for director candidates to be nominated by the board, in accordance with its charter. Additional information regarding the director nominees will be included in our proxy statement for the 2007 annual meeting of shareholders.

Information about our current board of directors is contained below.

Elbert G. Basolis, Jr.	Age: 45	Director Since: 1996 Term Expires: 2007
Elbert G. Basolis, Jr. has served as Vice Chairman of the Board of the Company and the Bank since 2002. Mr. Basolis is President and an Owner of Garrison Enterprise Inc., an underground utility contracting business, established in 1963.

Anthony M. Giampetro, M.D.	Age: 71	Director Since: 1994 Term Expires: 2007

Anthony M. Giampetro, M.D. is a physician in private practice.

Patrick M. Ryan	Age: 62	Director Since: 1992 Term Expires: 2007

Patrick M. Ryan has served as the Chief Executive Officer of both the Company and the Bank since November 1992 and served as the President of both the Company and the Bank from November 1992 until January 2006. Mr. Ryan is a past member of the Federal Reserve Bank of Philadelphia’s Community Bank Advisory Council and currently serves on the Board of Governors of Rutgers, the State University of New Jersey, and the Board of Trustees of the New Jersey Bankers Association.

Martin Tuchman	Age: 66	Director Since: 2000 Term Expires: 2007

Martin Tuchman has served as the Chairman of the Board and Chief Executive Officer of Interpool, Inc., a chassis and leasing company, since 1993.

F. Kevin Tylus	Age: 52	Director Since: 1992 Term Expires: 2007

F. Kevin Tylus has served as the President of the Company and the Bank since January 2006 and as the Chief Operating Officer of the Company and the Bank since February 2005. Mr. Tylus also served as Senior Executive Vice President of the Company and the Bank between October 2004 and January 2006, and served as Chief Administrative Officer from October 2004 to January 2005. Prior to joining the Bank, Mr. Tylus served as Regional President of Great-West Life and Annuity from January 2003 to September 2004, and Subsidiary President and Corporate Senior Vice President of CIGNA Corporation from November 1999 to December 2002.

Jay G. Destribats	Age: 72	Director Since: 1990 Term Expires: 2008

Jay G. Destribats has served as the Chairman of the Board of both the Company and the Bank since 1990. He also was a Partner in the law firm now known as Destribats, Campbell, DeSantis, Magee and Staub (Counselors at Law) until July 1999 and is now Of Counsel.

Gilbert W. Lugossy	Age: 71	Director Since: 1991 Term Expires: 2008

Gilbert W. Lugossy served as a member of the New Jersey State Parole Board from April 1990 to April 1997 and is now retired.

James E. Bartolomei	Age: 47	Director Since: 2004 Term Expires: 2008

James E. Bartolomei is the managing partner of Bartolomei Pucciarelli, LLC, a CPA firm.

Robert L. Workman	Age: 44	Director Since: 2004 Term Expires: 2008

Robert L. Workman is currently the owner and a senior partner of Workman & Skertic, a CPA firm.

Samuel D. Marrazzo	Age: 59	Director Since: 2003 Term Expires: 2009

Samuel D. Marrazzo is the owner and operator of Marrazzo’s Thriftway in Robbinsville, New Jersey and Marrazzo’s Market in Ewing, New Jersey. Mr. Marrazzo is also a member of the Executive Committee of Retail Marketing Group, LLC, an organization of supermarket owners with oversight responsibility for negotiation and implementation of supply agreements worth more than $120 million per year.

Louis R. Matlack, Ph.D.	Age: 72	Director Since: 1997 Term Expires: 2009

Louis R. Matlack, Ph.D. was a Principal of Matlack Mediation, a mediation services firm, from 1988 to 2000 and is now retired. Prior to founding his mediation services firm, he was an executive at Scott Paper Company for 12 years and President and CEO of George D. Wetherill & Co., Inc. for five years prior to that.

George D. Muller	Age: 63	Director Since: 2005 Term Expires: 2009

George D. Muller is the President of Flemington Glass Enterprises, Inc. He formerly served as a director of Flemington National Bank & Trust for 20 years, and as its chairman for three years. Before joining the YNB Board, he was chairman of the Business Development Board of Carnegie Bank. He currently provides consulting services for Riedel Crystal, a glass company, and serves as a Freeholder of Hunterdon County, New Jersey.

No director was select pursuant to any arrangement or understanding between him and any other person or persons.

No director, other than Martin Tuchman and Robert L. Workman, both of whom are directors of Interpool, Inc., is a director of any company other than YNB with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, naming such company.

Executive Officers

The following table sets forth the name and age of each current executive officer of the Company and the Bank. Select biographical information concerning these individuals appears below the table. The executive officers are appointed to their respective offices annually.

Name	Age	Position
Jay G. Destribats	72	Chairman of the Board of Directors of the Company and the Bank
Patrick M. Ryan	62	Chief Executive Officer of the Company and the Bank
F. Kevin Tylus	52	President and Chief Operating Officer of the Company and the Bank
Stephen F. Carman	50	Vice President and Treasurer of the Company and Executive Vice President and Chief Financial Officer of the Bank
Edward J. Dietzler	42	First Senior Vice President and Capital Markets Officer of the Bank
Timothy J. Losch	56	Executive Vice President and Chief Market Development and Community Relations Officer of the Bank
Stephen R. Walker	63	Executive Vice President and Chief Information Officer of the Bank
Brian K. Gray	44	First Senior Vice President and Chief Retail Services and Marketing Officer of the Bank
Howard N. Hall	47	Assistant Treasurer of the Company and First Senior Vice President and Investments and Financial Planning Officer of the Bank
Daniel J. O’Donnell	44	Secretary of the Company and Executive Vice President and Chief Legal Officer of the Bank
Joanne C. O’Donnell	48	First Senior Vice President and Chief Credit Administration Officer of the Bank
John P. Samborski	62	First Senior Vice President and Chief Lending Officer of the Bank
Patrick L. Ryan	31	First Senior Vice President and Market Manager of the Bank

See page 71 for a description of the business background of Messrs. Destribats, Ryan and Tylus.

Stephen F. Carman has served as Vice President of the Company since November 2002 and Treasurer of the Company since May 1992. He has served as Executive Vice President and Chief Financial Officer of the Bank since November 1992 and served as Secretary of the Company from May 1992 to April 2002.

Edward J. Dietzler has served as First Senior Vice President and Capital Markets Officer of the Bank since April 2004 and served as Senior Vice President and Capital Markets Officer of the Bank from May 2003 to April 2004. Prior to joining the Bank, Mr. Dietzler served as Director of Risk Management of GMAC Mortgage Company from 1997 to 2003.

Timothy J. Losch has served as Executive Vice President and Chief Market Development and Community Relations Officer of the Bank since February 2005 and served as Executive Vice President and Chief Operating Officer from June 1997 to January 2005.

Stephen R. Walker has served as Executive Vice President and Chief Information Officer of the Bank since January 2003 and served as First Senior Vice President and Chief Information Officer from June 2002 to December 2002. Prior to joining the Bank, he served at Merrill Lynch as First Vice President and Chief Technology Officer from 2000 to 2002.

Brian K. Gray has served as First Senior Vice President and Chief Retail Services and Marketing Officer of the Bank since January 2006. He served as First Senior Vice President and Retail Banking and Marketing Officer of the Bank from October 2003 to December 2005, as Senior Vice President and Retail Banking and Marketing Officer of the Bank from January 2003 to September 2003 and as Senior Vice President and Marketing Officer of the Bank from January 2001 to December 2002.

Howard N. Hall has served as Assistant Treasurer of the Company since April 2002 and as First Senior Vice President and Investments and Financial Planning Officer of the Bank since March 2005. He served as First Senior Vice President and Investments Officer from January 2003 to March 2005 and as First Senior Vice President and Controller of the Bank from February 2000 to January 2003.

Daniel J. O’Donnell has served as Secretary of the Company since April 2002 and as Executive Vice President and Chief Legal Counsel of the Bank since July 2005. He served as First Senior Vice President and General Counsel of the Bank from January 2003 to July 2005 and as Senior Vice President and General Counsel of the Bank from January 2001 to December 2002.

Joanne C. O’Donnell has served as First Senior Vice President and Chief Credit Administration Officer of the Bank since April 2005. She served as Senior Vice President and Chief Credit Administration Officer of the Bank from April 2004 to March 2005, as Senior Vice President and Credit Administration Manager of the Bank from October 2003 to April 2004 and as Vice President and Credit Department Manager of the Bank from January 1999 to September 2003.

John P. Samborski has served as First Senior Vice President and Chief Lending Officer of the Bank since April 2004. He served as First Senior Vice President and Credit Officer of the Bank from January 2003 to April 2004 and as Senior Vice President and Credit Officer of the Bank from October 2001 to January 2003. Prior to joining the Bank, Mr. Samborski served as Vice President of Citizens Bank of New Hampshire from August 1991 to October 2001.

Patrick L. Ryan has served as First Senior Vice President and Market Manager since November 2006. He served as Senior Vice President and Strategic Planning, Corporate Development and Emerging Markets Manager of the Bank from January 2006 to October 2006. He served as Senior Vice President and Strategic Planning Officer of the Bank from January 2005 to December 2005. Prior to joining the Bank, he served as a consultant for Bain and Company from September 2003 to December 2004 after graduating from the Tuck School of Business at Dartmouth in June 2003. Prior to business school, he worked as a Business Development Associate at Medsite, Inc. in 2000 and 2001. Patrick L. Ryan is the son of director and Chief Executive Officer Patrick M. Ryan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities (“ten-percent holders”) to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten-percent holders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2006, each of the Company’s officers, directors and greater than ten-percent holders complied with all Section 16(a) filing requirements applicable to him or it, except that one report on Form 4 was untimely filed in 2006 by Elbert G. Basolis, Jr. (reporting two acquisitions of shares through our Dividend Reinvestment Plan, in which Mr. Basolis had a direct interest, and two acquisitions of shares as part of a distribution of shares from Garrison Enterprises, Inc., in which Mr. Basolis had direct and indirect interests) and one report on Form 4 was untimely filed in 2006 by Eugene C. McCarthy (reporting three acquisitions by exercise of stock options and three sales of shares).

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer and other senior financial officers. Our code of ethics is posted in the “Investor,” or “Investor Relations,” section on our Internet web site, www.ynb.com.

Director Nominee Procedures

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors. A shareholder who wishes to nominate any individual as a director shall notify the Secretary of the Company at 2465 Kuser Road, Hamilton, New Jersey 08690 by registered mail, return receipt requested. Any such notice by a shareholder shall specify (a) the name of the shareholder who will make the nomination or on whose behalf the nomination will be made, (b) the names of all other shareholders who are acting directly or indirectly with the nominating shareholder or have an understanding directly or indirectly with the nominating shareholder, (c) the number of shares which the shareholder reasonably anticipates may be voted in favor of the nominee, and (d) the name, address and business background of any nominee.

Audit Committee

Our board of directors has designated an audit committee for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. As of the date of this annual report, the members of the audit committee are Mr. Bartolomei, who serves as chairperson, Mr. Workman, who serves as vice chairperson, and Messrs. Matlack and Muller. Our board of directors has determined that Mr. Bartolomei is an “audit committee financial expert,” as defined under applicable SEC rules, is independent, as independence for audit committee members is defined in applicable Nasdaq rules, and that Mr. Bartolomei possesses the requisite “financial sophistication” required under applicable Nasdaq rules.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Our Compensation Philosophy

Our compensation philosophy starts from the premise that the success of the Company depends, in large part, on the dedication and commitment of the people we place in key operating positions to drive our business strategy. We strive to satisfy the demands of our business model by providing our management team with incentives tied to the successful implementation of our corporate objectives. However, we recognize that the Company operates in a competitive environment for talent. Therefore, our approach to compensation considers the full range of compensation techniques that enable us to compare favorably with our peers as we seek to attract and retain key personnel.

We ground our compensation philosophy on three basic principles:

•
Meeting the Demands of the Market -- Our goal is to compensate our employees at competitive levels that position us as an employer of choice among our peers who provide similar financial services in the markets we serve.

•
Aligning with Shareholders - We use equity compensation as a component of our compensation mix to develop a culture of ownership among our key personnel and to align their individual financial interests with the interests of our shareholders.

•	Driving Performance - We structure compensation around the attainment of company-wide financial and individual performance targets that return positive results to our bottom line.

We use specific compensation decisions to communicate desired results to our key personnel, to influence the process of decision making among our key personnel to produce the desired results and to reward key personnel when they achieve the desired results. We believe this approach creates accountability for the individual performance of key personnel within the structure of our business plan by allowing management to understand the basis upon which their performance will be evaluated.

Our compensation program relies on four primary elements: (i) base compensation or base salary; (ii) cash-based, short-term incentive compensation; (iii) equity-based, long-term incentive compensation and (iv) executive benefits and perquisites. We believe that we can meet the objectives of our compensation philosophy by achieving a balance among these four elements that is competitive with our industry peers and creates appropriate incentives for our management team. To achieve the necessary balance, our Compensation Committee works closely with nationally recognized independent compensation consultants (see below) who provide their special expertise on competitive compensation practices and help us to benchmark our compensation program to our peers and to “best practices” in our sector.

Base Compensation. The salaries of our executive and other officers are reviewed at least annually to assess their performance, to evaluate our competitive position on base pay and to make any necessary adjustments. Our goal is to maintain salary levels for our officers at a level consistent with base pay received by those in comparable positions at our peers. To further that goal, we obtain peer group information from our independent compensation consultants (see below). We also evaluate salary levels at the time of promotion or other change in responsibilities. Individual performance and retention risk are also considered as part of our annual assessment. Typically, salary adjustments occur in January or at other appropriate times during the year.

Short-Term Cash-Based Incentive Compensation. Our current short-term incentive program is a cash-based plan that is designed to reward the attainment of annual company-wide financial objectives at specified levels and individual performance relative to the specific tasks we expect an officer to accomplish during the year. All award levels are expressed as a percentage of base compensation. Our objective is to drive annual performance at both the Company and individual levels to the highest attainable levels by establishing threshold, target and maximum goals tied to increasing levels of incentive compensation. We establish Company and individual targets, taking into account our annual budget and management’s strategic objectives for the year. We assess the attainment of individual targets by considering actual results against specific targeted objectives, whether the objective represented a significant stretch for the individual and organization and whether unanticipated circumstances, either positive or negative, affected the outcome. In general, our intent is not to exercise discretion in the determination of awards. However, in appropriate circumstances, the Compensation Committee may take into account external or extraordinary factors that influenced or affected a specific outcome, whether relating to a Company or individual target, and make adjustments that reflect an equitable result. A more detailed discussion of the 2006 program follows later in this Compensation Discussion and Analysis.

Long-Term Equity-Based Compensation. Our long-term incentive compensation program is designed to align our management with shareholder interests and focuses our management team on the long-term performance of the Company. By increasing the equity holdings of our management team, we provide them with a continuing stake in our long-term success. The frequency, nature and size of awards under our equity-based program are based on a number of factors including competitive practice, executive performance, Company performance and the expense to the Company.

Retirement Benefits; Employee Welfare Benefits  We offer our employees tax-qualified retirement and savings plans. Our primary retirement vehicles include our employee stock ownership plan and our 401(k) plan;however, effective for 2007, our named executive officers are no longer eligible to participate in the employee stockownership plan. In addition to retirement programs, we provide our employees with coverage under medical, dental, life insurance and disability plans on terms consistent with industry practice. We also provide employees with access to a flexible spending plan to pay their share of the cost of such coverage on a pre-tax basis. Certain of our officers, including our CEO and COO, have entered into split dollar life insurance agreements that provide additional life insurance protection while employed by the company.

Our named executive officers also participate in our Second Amended and Restated Supplemental Executive Retirement Plan, as amended, referred to as our “SERP,” which provides benefits based on a stated percentage of the participating officer’s final average cash compensation. Upon termination of employment at or after a specified normal retirement age, which ranges from age 60 to age 70 depending on the individual participant, the participant will receive a retirement benefit equal to a specified percentage (ranging from 20% to 60% depending on the individual participant) of his average cash compensation in the three calendar years out of the current year and the five years proceeding his retirement that produce the highest average, provided that such amount may not exceed the amount determined as of the date a participant attains his normal retirement age without regard to whether he remains employed after such date. The benefit is payable, at the participant’s election, in the form of 180 monthly installment payments or an actuarially equivalent lump sum and each participant has elected the lump sum. If a participant terminates employment prior to normal retirement age, the normal retirement benefit would be reduced proportionately to reflect the participant’s age and years of participation in the SERP as of his termination date. No benefits are payable under the SERP if a participant’s employment is terminated for cause.

Under our SERP, in the event of a participant’s death while in active service with the Company or the Bank, his beneficiaries would be entitled to receive a benefit calculated as if the participant had attained normal retirement age prior to his death. If a participant dies after payments under the SERP have begun, his beneficiaries would receive all remaining payments. In the event of a participant’s disability while employed by the Bank, the SERP would provide him with a monthly payment through his normal retirement date equal to 100 percent of his final average compensation reduced by social security disability benefits and benefits payable under the Bank’s long-term disability program. The SERP disability benefit would be reduced to the normal retirement benefit percentage when the disabled participant reaches his normal retirement date.

If, during the three-year period following a change in control of the Company (as defined in the SERP), a participant’s employment is involuntarily terminated or the participant voluntarily terminates employment in certain circumstances that amount to a constructive termination, the participant would be entitled to receive the normal retirement benefit without regard to his age and service at termination and based on his final average compensation prior to termination. Under the SERP, events constituting a constructive termination include a reduction in the participant’s position, authority, compensation or benefits or a required relocation of his place of employment more than 35 miles from its location prior to the change in control.

Additional information regarding the SERP is included below in the Pension Benefits table and the related footnotes, as well as the “Payments Upon Termination or Change-In-Control.”

Perquisites. We provide certain of our officers, including our named executive officers with perquisites that further their ability to promote the Company’s business interests in our markets and to reflect competitive practices for similarly situated officers employed by our peers. We review these perquisites periodically and make adjustments as necessary.

Role of the Compensation Committee

We rely on the Compensation Committee to develop the broad outline of our compensation program and to monitor the success of the program in achieving the objectives of our compensation philosophy. The Committee, which consists of four independent directors, is also responsible for the administration of our compensation programs and policies, including the administration of our cash- and stock-based incentive plans.

The Committee operates under the mandate of a formal charter that establishes a framework for the fulfillment of the Committee’s responsibilities. The Committee and the Board review the Charter annually to ensure that the scope of the Charter is consistent with the Committee’s designated role. Under the Charter, the Committee is charged with general responsibility for the oversight and administration of our compensation program. The Charter vests in the Committee principal responsibility for determining the compensation of the CEO based on the Committee’s evaluation of his performance. The Charter also authorizes the Committee to engage consultants and other professionals without management approval to the extent deemed necessary to discharge its responsibilities.

During 2006, the Compensation Committee met 13 times, including 13 executive sessions attended by Committee members only. The members of the Committee included George D. Muller, Chairperson, Elbert G. Basolis, Jr., James E. Bartolomei and Anthony M. Giampetro, MD.

Peer Group Analysis

A critical element of our compensation process and a key driver of specific compensation decisions for our management team is a comparative analysis of our compensation mix and levels relative to a peer group of publicly traded financial institutions. A guiding principle of our compensation philosophy is the maintenance of a competitive compensation program relative to the companies with which we compete for talent. In 2006, our peer group was selected with the assistance of our independent compensation consultants on the basis of a several factors, including geographic proximity, size, and operating characteristics.

Role of the Compensation Consultant

Since 2005, the Compensation Committee has worked with independent compensation consultants at Pearl Meyer & Company, a division of Clark Consulting, to benchmark our compensation program against our peers and to afford us their expertise in structuring our compensation program. The Committee has also retained Muldoon Murphy & Aguggia, LLP as counsel to the Committee to provide executive compensation and benefits advice. These advisors are retained directly by the Committee and serve at the pleasure of the Committee. From time to time, the Committee also reviews with Pearl Meyer consultants developments in the compensation area to ensure that our program is consistent with prevailing practice in our industry. During 2006, Pearl Meyer prepared a comprehensive executive compensation review that covered all aspects of compensation for our senior management team, including CEO, CFO and other named executive officers. In 2006, representatives of Pearl Meyer attended four Committee meetings, either in person or by telephone.

Role of Management

Our CEO and other named executive officers develop recommendations regarding the appropriate mix and level of compensation for their subordinates. The recommendations consider the objectives of our compensation philosophy and the range of compensation programs authorized by the Compensation Committee. The CEO meets with the Compensation Committee to discuss the recommendations and also reviews with the Committee his recommendations concerning the compensation of our other named executive officers. Our CEO does not participate in Committee discussions or the review of Committee documents relating to the determination of his compensation.

Tax and Accounting Considerations

In consultation with our advisors, we evaluate the tax and accounting treatment of each of our compensation programs at the time of adoption and on an annual basis to ensure that we understand the financial impact of each program on the Company. Our analysis includes a review of recently adopted and pending changes in tax and accounting requirements. As part of our review, we consider modifications and/or alternatives to existing programs to take advantage of favorable changes in the tax or accounting environment or to avoid adverse consequences. During 2006, we continued to consider the implications of two significant developments in the tax and accounting area - the new Section 409A rules applicable to nonqualified deferred compensation and the revised accounting treatment for equity compensation under FAS 123R. We are continuing to implement changes in plan design or compensation practices to address these developments as they are interpreted and put in practice.

To preserve maximum flexibility in the design and implementation of our compensation program, we have not adopted a formal policy that requires all compensation to be tax deductible for purposes of Section 162(m) of the Internal Revenue Code, which limits the deductibility of certain compensation paid to our named executive officers. However, to the greatest extent possible, it is our intent to structure our compensation programs in a tax efficient manner for the Company.

Employment Agreements

We currently maintain employment agreements with key management personnel, including our named executive officers that provide for the payment of severance benefits in specified circumstances. A detailed description of the terms of those agreements and the severance benefits payable to each named executive officers is set forth below in the “Discussion of Summary Compensation and Grant of Plan-Based Awards Tables.” However, in May 2006, the Board of Directors provided notice to our named executive officers that the term of their existing agreements, which established an initial three-year term with automatic one-year extensions absent prior notice from either party, would not be extended beyond the expiration of the current term. All of the agreements will expire in approximately 18 months. The Board’s action, which followed a review of the terms of the agreements by the Compensation Committee, did not reflect any specific evaluation of the performance of the affected officers. Rather, the Board determined, consistent with the Committee’s recommendation, that it would be in the best interests of the Company and its shareholders, to develop an agreement based on uniform terms that better reflected the Company’s current compensation philosophy. Specifically, The Board believed that the existing agreements did not provide the Board and the Compensation Committee with sufficient flexibility to vary the nature or scope of an executive’s role and the components of an executive’s compensation package from year-to-year based on changes in the Company’s needs and/or the executive’s performance. It is expected that at some point prior to the expiration of the existing agreements, a new form of employment agreement will be developed for our executive officers containing terms that are mutually agreeable to the Company and the named executive officers.

Stock Compensation Grant and Award Practices; Timing Issues

Our Compensation Committee considers whether to make stock option grants and/or award other forms of equity on an annual basis, typically in conjunction with the annual review process for our officers. However, grants or awards may be made at other times during the year based on specific circumstances such as a new hire, a specific contractual commitment or a change in position or responsibility. The Compensation Committee considers the recommendations of our CEO and other executive officers with respect to awards contemplated for their subordinates. However, the Committee is solely responsible for the development of the schedule of grants or awards made to the CEO and the other executive officers.

As a general matter, the Compensation Committee’s process is independent of any consideration of the timing of the release of material nonpublic information, including with respect to the determination of grant dates or the stock option exercise prices. Similarly, the Company has never timed the release of material nonpublic information with the purpose or intent to affect the value of executive compensation. In general, the release of such information reflects long-established timetables for the disclosure of material nonpublic information such as earnings reports or, with respect to other events reportable under federal securities laws, the applicable requirements of such laws with respect to timing of disclosure.

We set the exercise price of stock options solely by reference to the applicable provisions of our stock compensation plans. Under our current plan, which was approved by shareholders in 2005, the exercise price of an option is equal to closing sale price of our stock on the grant date. The grant date is generally the date of Committee action. To date, no awards have been made under our current equity plan.

Stock Ownership Requirements

We have not adopted formal stock ownership requirements for our senior officers and Board members beyond the minimum requirements applicable under federal banking regulations. As a practical matter, our officers and directors hold significant interests in our stock, which they have accumulated through participation in stock compensation programs and individual purchases. See “Ownership of Certain Beneficial Owners and Management.”  However, we will continue to evaluate the practices among our peer companies with respect to stock ownership guidelines to assess the current state of “best practices” regarding such guidelines.

2006 Compensation Program Highlights

Base Salary Adjustments

In 2006, consistent with our continuing emphasis on variable compensation as a significant component of total compensation, the base annual salaries of our named executive officers were maintained without increase except for Mr. O'Donnell. During 2006 Mr. O'Donnell was promoted and his salary was adjusted to reflect his promotion, additional responsibilities and to make his salary commensurate with industry peer levels. In 2007, Mr. Ryan and Mr. Destribat's base annual salary was maintained without increase while Mr. Tylus, Mr. Carman and Mr. O'Donnell received minimum or cost-of-living adjustments.

2006 Short-Term Incentive Program

In 2006, we revised our cash-based, short-term incentive program to emphasize a reward based on a weighted mix of financial and individual performance objectives. We developed the program in consultation with our Pearl Meyer consultants, taking into account the findings of their review of competitive practices among our peers and industry best practices. While specific bonus targets had been utilized in prior years, the Committee determined that a formal program based on the attainment of pre-established financial and individual performance objectives would better serve the objectives of the Company’s overall compensation philosophy. The program established reward opportunities based on the attainment of target levels for each objective. Under the 2006 program, the attainment of targeted levels of a key financial measure -- earnings per share (“EPS”) -- accounted for 75% and 60% of the total award for our CEO and our President/COO, respectively. The balance of the award, or 25% and 40%, respectively, was tied to the attainment of individual performance objectives. Similar financial and individual performance targets were established for each of our other named executive officers. With respect to the EPS metric, the Committee designated a target level and then established a minimum threshold for bonus eligibility 10% below the target and a “stretch” target for enhanced bonus opportunities at 20% over the EPS target. Individual performance targets for our named executive officers focused on a series of strategic and operational initiatives.

In January 2007, the Compensation Committee exercised its discretionary authority to adjust the applicable financial performance target to eliminate the short-term impact on earnings of actions taken in the fourth quarter of 2006 to restructure the Company’s balance sheet. The Committee determined that, without an adjustment to the 2006 financial performance target, the incentive value of the plan would be significantly diminished for key management personnel who took the steps necessary to reposition the Company for higher financial performance over the long-term and that the willingness of key personnel to undertake similar strategic initiatives in the future could be compromised.

In January 2007, the Committee evaluated the Company’s financial performance relative to the adjusted EPS target and the performance of our named executive officers relative to their individual performance goals. A key consideration in the Committee’s evaluation was the rate of progress toward full compliance with the requirements of the Bank’s supervisory agreement with the Office of the Comptroller of the Currency. The agreement, which was entered in August 2005, focused on certain deficiencies in operations and management oversight and required corrective action within specific guidelines mandated by the OCC. Accordingly, based on the adjusted financial performance objectives and the Committee’s evaluation of each executive’s individual performance, the Committee authorized the payment of a portion of the awards based on the achievement of certain individual performance goals. Company performance goals were not achieved. The Committee exercised its discretion to bifurcate the portion of the awards related to individual performance by providing for payment of 60% to 85% of the total award during the first quarter of 2007 and making payment of the balance of the award contingent on the attainment of certain additional Company performance goals, namely the termination of the Bank’s formal agreement with the OCC, by December 31, 2007. If those goals are not achieved, the balance of the award will be forfeited.

2006 Long-Term Incentive Program

We did not make any equity compensation awards to our named executive officers in 2006. This decision reflected the Compensation Committee’s determination that consideration of equity awards for senior management should be postponed pending further progress toward compliance with the requirement’s of the Bank’s supervisory agreement. In addition, the Committee concluded that it would be in the best interests of the Company to allow adequate time to evaluate the impact of revised accounting rules for equity compensation, to analyze trends in prevailing practices among our peers, and to develop a strategy for delivering equity compensation in a cost-efficient manner. However, we believe that the absence of awards in 2006 reflects the convergence of specific circumstances, and we expect that equity compensation will remain an important component of our long-term incentive strategy in future years.

Named Executive Officers

Our principal executive officer is Patrick M. Ryan, Chief Executive Officer, and our principal financial officer is Stephen F. Carman, Executive Vice President and Chief Financial Officer. During 2006, the three most highly compensated executive officers other than Messers. Ryan and Carman were Messrs. Tylus, Destribats and O’Donnell. Messers. Ryan, Carman, Tylus, Destribats and O’Donnell are sometimes referred to as the “named executive officers.”

The following tables set forth certain information regarding the compensation of our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)

Patrick M. Ryan	2006	460,000	27,600	948,294	22,613	1,458,507
Chief Executive Officer of the Company and the Bank
Stephen F. Carman	2006	202,000	22,725	110,445	15,008	350,178
Vice President and Treasurer of the Company, Executive Vice President and Chief Financial Officer of the Bank
F. Kevin Tylus	2006	315,000	46,856	279,572	195,857	837,285
President and Chief Operating Officer of the Company and the Bank
Jay G. Destribats	2006	270,000	4,536	1,266,759	31,176	1,572,471
Chairman of the Company and the Bank
Daniel J. O’Donnell	2006	185,000	29,563	22,907	12,197	249,667
Secretary of the Company, Executive Vice President and Chief Legal Counsel of the Bank

(1)
For Messrs. Ryan, Carman, Destribats and O’Donnell, the amounts set forth reflect the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under our SERP from December 31, 2005 to December 2006. For Mr. Tylus, the amount set forth includes $273,027 as a result of the aggregate change in the actuarial present value of Mr. Tylus’s accumulated benefit under our SERP from December 31, 2005 to December 2006. For this purpose, in accordance with SEC rules, the present value was determined using the same assumptions applicable for valuing SERP benefits for purposes of our financial statements. See “Pension Benefits” below. The balance of the amount set forth for Mr. Tylus is $6,545 attributable to above-market earnings on Mr. Tylus’s balance under the Directors’ Deferred Fee Plan, which results from the period during which Mr. Tylus was a non-employee director. Under the terms of the Directors’ Deferred Fee Plan, interest is credited at the prime rate plus two percent. During 2006, interest was credited at 9.25%.

The change in pension value for the named executive officers includes the impact of SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106, and 132(R) (Statement No. 158). The primary goal of the new rule is to "recognize the Funded Status of a Plan on the Balance Sheet, rather than the footnotes." The one time adjustment to the "Accrued Liability" as the result of adopting Statement No. 158 is: $331,073 for Mr. Ryan, $23,048 for Mr. Carman, $16,194 for Mr. Tylus and $951,462 for Mr. Destribats. Mr. O'Donnell was not affected by Statement No. 158.

(2)	All other compensation consists of the following amounts.

Name and Principal Position	Year	Company Matching 401(k) Contributions	Group Term Replacement Insurance(a)	ESOP(b)	Payments For Unused Sick and Vacation	Other Contractual Payments(c)	Perquisites(d)	Compensation ($)

Patrick M. Ryan	2006	7,500	3,207	8,368	3,538	-	-	22,613
Stephen F. Carman	2006	6,230	463	6,761	1,554	-	-	15,008
F. Kevin Tylus	2006	7,500	-	8,368	2,423	167,000	10,566	195,857
Jay G. Destribats	2006	5,631	7,014	8,368	-	-	10,163	31,176
Daniel J. O’Donnell	2006	5,637	368	6,192	-	-	-	12,197

(a)	The amounts indicated represent the current economic value of the premiums paid by the Company, which premiums will be recovered by us in the future when such insurance policies mature.

(b)
The amounts indicated represent an estimate of the value of the shares of common stock to be allocated to the named executive officers under our Employee Stock Ownership Plan for the 2006 fiscal year based on an estimate of the number of shares to be allocated to each named executive officer multiplied by the closing price of the Company’s common stock on December 31, 2006.

(c)	Represents an amount payable to Mr. Tylus under the terms of his employment agreement. See the discussion below the 2006 Grant of Plan-Based Awards table, below.

(d)
Mr. Tylus’s perquisites consist of $7,565 country club dues and $3,001 for personal use of Company automobiles. Mr. Destribats’s perquisites consist of $8,807 country club dues and $1,356 for personal use of Company automobiles.

2006 Grants of Plan-Based Awards

		Estimated Future Payouts
		Under Non-Equity Incentive
		Plan Awards

Name and	Grant	Threshold	Target	Maximum
Principal Position	Date	($)	($)	($)

Patrick M. Ryan	10/17/06	138,000	184,000	230,000
Stephen F. Carman	10/17/06	45,450	60,600	75,750
F. Kevin Tylus	10/17/06	82,845	110,250	137,970
Jay G. Destribats	10/17/06	30,510	40,500	50,760
Daniel J. O’Donnell	10/17/06	41,625	55,500	69,375

Discussion of Summary Compensation and Grant of Plan-Based Awards Tables

We have written employment agreements with each of our named executive officers. The employment agreements are substantially similar; each provides for a three year term, renewable annually on an automatic basis unless one of the parties provides at least sixty days notice of non-renewal. Commencing in May 2006, the Company and the Bank notified each of the named executive officers that his employment agreement would not be automatically extended beyond the scheduled expiration of its current term. The Company’s Compensation Committee and Board approved the notices to the executive officers in an effort to improve the Company’s compensation practices. Specifically, the Compensation Committee and Board believe the Company will now have more clearly defined opportunities to review the executive officers’ employment agreements and make any modifications appropriate to further the Company’s compensation goals and objectives. As a result of the Company’s notices, each such employment agreement will expire at the end of its current term during 2008.

The employment agreements provide for the payment of base salary and for each named executive officer’s participation in bonus programs and employee benefit plans, as well as for reimbursement for business expenses and an automobile allowance. In addition, Mr. Tylus’s agreement provides him with compensation for certain benefits which he agreed to forego as a result of his decision to leave his former employer and join the Company. During 2006, Mr. Tylus received a cash payment of $167,000 pursuant to this provision of his agreement. The payment is included in the Summary Compensation Table above in other compensation. Mr. Tylus is scheduled to receive equal payments in 2007 and 2008, in cash or restricted stock at the discretion of the Company.

The employment agreements require the named executive officers to devote their full time, attention, skill and efforts to the faithful performance of their duties; however, the named executive officers may serve as directors of or hold other offices or positions with organizations that do not present conflicts of interest with the Company, the Bank or their affiliates. In addition, the named executive officers agree to maintain the confidentiality of non-public information related to Bank operations and finances. Upon a termination of employment “without just cause” or “with good reason” (as discussed below), the named executive officers’ obligations of loyalty and confidentiality remain in effect and the named executive officers further agree not to serve as directors, officers or employees of any competing financial institutions within fifty miles from the main office of the Bank, nor to interfere with the Bank’s or the Company’s relationship with existing employees, for a period of six months following such termination. See “Potential Payments Upon Termination or Change-In-Control,” below, for additional information regarding amounts payable upon termination.

During 2006, the Compensation Committee of our Board of Directors developed a non-equity incentive plan for our named executive officers and other executive officers. The plan was finalized and target awards were determined in October 2006. Target awards were based on attaining Company and individual performance goals for 2006, as well as Company performance goals that continued into 2007. The 2006 Company performance goals were not achieved. Mr. Destribats achieved the threshold level of individual goals; Messrs. Ryan and Carman achieved the target level of individual goals and Messrs. Tylus and O’Donnell achieved the stretch level of individual goals. As discussed above under the heading “2006 Short-Term Incentive Program” in the “Compensation Discussion and Analysis,” above, only a portion of these amounts were fully earned in 2006, as the balance of such amounts remained subject to the achievement of Company performance goals during 2007. Only the portions earned in 2006 are reflected in the Summary Compensation Table, above.

Outstanding Equity Awards At December 31, 2006

	Number of
	Securities
	Underlying
	Unexercised	Option	Option
	Options (#)	Exercise	Expiration
Name	Exercisable	Price ($)	Date
Patrick M. Ryan	52,926	$17.20	2/4/2008
	70,856	$10.94	12/20/2010

Stephen F. Carman	32,800	$17.20	2/4/2008
	20,000	$10.94	12/20/2010

F. Kevin Tylus	25,000	$29.80	10/7/2014

Jay G. Destribats	41,000	$17.20	2/4/2008
	50,000	$10.94	12/20/2010

Daniel J. O’Donnell	6,000	$12.06	1/2/2011

2006 Pension Benefits

Name	Plan Name (1)	Number of Years Credit Service (#)(2)	Present Value of Accumulated Benefit ($)(3)
Patrick M. Ryan	SERP	12	2,679,819
Stephen F. Carman	SERP	3	454,537
F. Kevin Tylus	SERP	1	297,167
Jay G. Destribats	SERP	12	2,641,888
Daniel J. O’Donnell	SERP	1	22,907

(1)
The above table provides estimates of the present value of benefits the Executives have accumulated under the Second Amended and Restated Supplemental Executive Retirement Planof Yardville National Bank, as of December 31, 2006.

(2)
The number years of credit service reflects the number of years since the named executive officers’ respective eligibility dates. Each of the named executive officers has a greater number of years of service to the Company and the Bank.

(3)
The present value of accumulated benefits is determined based on the respective named executive officer’s estimated retirement benefit at normal retirement age, which is equal to a specified percentage (ranging from 40% to 60% depending on the individual participant) of the named executive officer’s average cash compensation in the three calendar years out of the then-current year and the five years proceeding his retirement that produce the highest average. The benefit is payable, at the participant’s election, in the form of 180 monthly installment payments or an actuarially equivalent lump sum. As each participant has elected the lump sum the present value of accumulated benefits assumes a lump sum payment. A 5.5% discount factor was used in determining the present value of accumulated benefits.

Potential Payments Upon Termination or Change-In-Control

Upon the death of a named executive officer during the employment agreement term, his estate would receive any compensation due through the last day of the calendar month of death. In the event of a named executive officer’s retirement in accordance with the Company’s or the Bank’s existing retirement plans, the employment agreement would terminate with no further payments made to the named executive officer pursuant to his contract. If the named executive officer became disabled, he would receive any disability benefits provided for under his SERP. However, if the SERP was no longer in effect, the agreement would provide a disability benefit of 100% of monthly base salary and continued coverage under all benefit plans in which the named executive officer participated prior to his disability. Disability payments and benefits would continue through the earliest of the named executive officer’s death, attainment of age 65, or the third anniversary of his termination of employment. Disability payments would be reduced, however, by any benefits payable under any other disability programs sponsored by the Company or the Bank.

The Company or the Bank may terminate a named executive officer at any time for “just cause” (as defined in the employment agreements), subject to the named executive officer’s right to appear, with counsel, before the Board prior to such termination. The named executive officer would receive no severance payments or benefits under the employment agreement upon his termination for just cause. The named executive officer may voluntarily terminate his employment upon the provision of 60 days notice, but upon such termination, he would receive only his compensation and vested benefits through the date of termination.

Under the employment agreements, the named executive officers would receive certain severance benefits upon termination by the Bank or the Company without just cause or upon voluntary termination “with good reason.” “Good reason,” as defined under the employment agreements, includes any of the following: (1) a material reduction in the named executive officer’s responsibilities, authority, or reporting structure within the Company or the Bank; (2) assignment of duties inconsistent with the named executive officer’s skills and experience; (3) failure to be nominated or renominated to the Board (applicable only to Messrs. Destribats, Ryan and Tylus); (4) reduction in salary or benefits contrary to the terms of the employment agreement, or a reduction in salary or benefits following a change in control (as defined in the employment agreement); (5) a termination of benefit plans or of the named executive officer’s participation in such plans (outside of a good faith, across-the-board reduction of general application) in a manner that effectively reduces their aggregate value; and (6) a requirement that the named executive officer relocate by more than 35 miles from the current main office of the Bank. In addition, during the period beginning on the effective date of a change in control and continuing for one year thereafter, the named executive officer may voluntarily terminate employment for any reason and such termination will be treated as a termination with good reason. Upon involuntary termination without just cause, or upon termination with good reason, the named executive officer would receive a severance payment equal to his annual base salary and bonus for the remaining term of the agreement, with the amount determined by reference to his highest annual base salary during any of the twelve months preceding termination and his highest cash bonus during any of the three years preceding termination. The named executive officer also would continue to participate in Company or Bank-sponsored health and welfare benefit plans, or receive the cash equivalent of such coverage, for a period of thirty-six months.

If the Company or the Bank terminate the named executive officer without just cause, or if the executive terminates employment with good reason within the period beginning six months before and ending three years after a change in control, the named executive officer would receive a severance payment equal to three times the sum of his highest annual base salary and highest bonus paid during the preceding three calendar years. The named executive officer would also continue to receive health and welfare benefit coverage, or the cash equivalent, for thirty-six months following termination of employment. In the event that payments made to the named executive officer under the employment agreements result in an “excess parachute payment” as defined under Section 280G of the Internal Revenue Code, an excise tax would be imposed on the named executive officer and the Company would be denied a deduction for such excess amounts. Under the employment agreements, the Company would indemnify the named executive officer for any such excise taxes and any additional income, employment, and excise taxes imposed as a result of the initial tax indemnification. The Company and the Bank would also indemnify the named executive officers with respect to any legal claims arising from their employment or Board service, if applicable, for a six-year period following termination of the employment agreements. Although the Company and the Bank are jointly liable for any payments due, the Company also guarantees the Bank’s payment obligations under the employment agreements.

Name	Termination Event	Lump Sum Severance ($)	Continued Salary and Bonus ($)	Continued Health and Life Insurance Coverage (present value) ($)	Incremental Pension Benefit (present value) ($)	Tax Gross-up Payment ($)	Total ($)

Patrick M. Ryan	Death	0	0	0	1,098,147	0	1,098,147

	Disability	0	0	25,014	2,230,894	0	2,255,908

	Voluntary	0	0	0	290,091	0	290,091

	Without Cause or For Good Reason	0	1,945,429	30,053	290,091	0	2,265,572

	Change in Control	2,213,607	0	30,053	961,268	911,631	4,116,559

Stephen F. Carman	Death	0	0	0	699,164	0	699,164

	Disability	0	0	30,053	1,963,745	0	1,993,797

	Voluntary	0	0	0	48,063	0	48,063

	Without Cause or For Good Reason	0	624,862	30,053	48,063	0	702,978

	Change in Control	711,000	0	30,053	579,122	376,976	1,697,150

F. Kevin Tylus	Death	0	0	0	3,410,166	0	3,410,166

	Disability	0	0	30,053	6,550,730	0	6,580,783

	Voluntary	0	0	0	16,900	0	16,900

	Without Cause or For Good Reason	0	1,244,468	30,053	16,900	0	1,291,420

	Change in Control	1,416,018	0	30,053	3,065,151	1,781,718	6,292,939

Jay G. Destribats	Death	0	0	0	196,364	0	196,364

	Disability	0	0	0	0	0	0

	Voluntary	0	0	0	196,364	0	196,364

	Without Cause or For Good Reason	0	1,200,279	0	196,364	0	1,396,643

	Change in Control	1,365,738	0	0	196,364	544,328	2,106,431

Daniel J. O'Donnell	Death	0	0	0	959,510	0	959,510

	Disability	0	0	30,053	2,629,008	0	2,659,060

	Voluntary	0	0	0	0	0	0

	Without Cause or For Good Reason	0	551,608	30,053	0	0	581,660

	Change in Control	643,689	0	30,053	843,487	653,011	2,170,239

Director Compensation

The following table sets for certain information regarding the compensation of our directors.

2006 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
James E. Bartolomei	61,900	14,416	3,147	20,950	100,413
Elbert G. Basolis, Jr.	50,100	14,416	15,693	25,050	105,259
Anthony M. Giampetro, MD	50,400	14,416	13,558	16,000	94,374
Gilbert W. Lugossy	52,800	14,416	8,574	13,200	88,990
Samuel D. Marrazzo	35,200	14,416	-	-	49,616
Louis R. Matlack	48,600	14,416	11,166	16,000	90,182
George D. Muller	71,701	14,416	339	8,488	94,944
Martin Tuchman	48,500	14,416	9,724	24,250	96,890
Christopher S. Vernon(5)	31,500	14,416	6,294	13,750	65,960
Robert L. Workman	54,900	14,416	4,126	27,450	100,892

(1)	Includes amounts deferred under the Directors’ Deferred Fee Plan.

(2)
The amounts shown in this column reflect the dollar amount recognized for financial statement purposes for the fiscal year ended December 31, 2006 in accordance with FAS 123(R). The assumptions used in the calculation of this amount are included in Footnote 1 to our audited financial statements for the fiscal year ended December 31, 2006 included in our Annual Report on Form 10-K filed with the SEC on March 30, 2007. At December 31, 2006, our non-employee directors had outstanding, exercisable options to purchase shares of the Company’s common stock as follows: Mr. Bartolomei: 6,000 shares; Mr. Basolis: 12,000 shares; Dr. Giampetro: 6,000 shares; Mr. Lugossy 12,000 shares; Mr. Marrazzo: 9,000 shares; Mr. Matlack: 12,000 shares; Mr. Muller: 6,000 shares; Mr. Tuchman: 12,000 shares; Mr. Vernon: 12,000 shares; and Mr. Workman: 6,000 shares.

(3)
Represents the above-market earnings on balances under the Directors’ Deferred Fee Plan. Under the terms of the Directors’ Deferred Fee Plan, interest is credited at the prime rate plus two percent annually. During 2006, interest was credited at 9.25%.

(4)	Represents the Company’s match of 50% of fees deferred by directors under the Directors’ Deferred Fee Plan.

(5)	Mr. Vernon resigned from the Board of Directors on November 16, 2006.

Our non-employee directors are compensated through a combination of retainers and meeting fees. Directors who are also employees of the company do not receive additional compensation for service on the Board. Non-employee directors also participate in our 2003 Stock Option Plan for Non-Employee Directors, referred to as the “2003 Director Plan,” and are eligible to participate in our 2005 Equity Incentive Plan. In accordance with the terms of the 2003 Director Plan, each non-employee director on the day following our annual meeting of shareholders received an option to purchase 3,000 shares of the Company’s common stock. The level and mix of director compensation is revised by the Compensation Committee on a periodic basis to ensure consistency with the objectives of our overall compensation philosophy. Our review of director compensation also considers the increased liability of directors at publicly traded companies due to changes in the regulatory environment and the heightened scrutiny of corporate governance practices. Accordingly, certain directors, receive additional compensation to reflect their service as committee chairs. In addition to the foregoing, our directors may participate in our Directors’ Deferred Fee Plan, which is an elective deferred compensation program which allows each director to defer some or all of their current cash compensation. Directors who elect to defer current compensation receive a matching contribution from the Company of 50% of the amount deferred. Deferral account balances are credited with interest at the prime rate plus two percent.

During 2006, non-employee directors of the Company were paid $100 for each Company Board of Directors meeting attended which was not held on the same day as a Bank Board of Directors meeting, a fee of $1,000 per Bank Board of Directors meeting and an annual retainer fee of $20,000. With respect to meetings of committees of the Board of the Company or the Bank, non-employee member were paid $400 per meeting and chairpersons were paid $500 per meeting, with the exception of the members of the Audit Committee, who were paid $500 per month and the Audit Committee chairperson, who was paid $750 per meeting. On July 26, 2006, the board of directors of the Bank approved a monthly fee of $2,500 for services to be provided by Mr. Muller, as Chairman of the Bank’s Compliance Committee, which services are anticipated to include weekly meetings with management, and the board of directors of the Company approved an annual fee of $6,000 for services to be provided by Mr. Bartolomei as Chairman of the Company’s Audit Committee. The approved fees are in lieu of the additional fees which would have been payable to Messrs. Muller and Bartolomei as Chairman of the Compliance Committee and Audit Committee, respectively.

Compensation Committee Interlocks and Insider Participation

George D. Muller, Elbert G. Basolis, Jr., James E. Bartolomei and Anthony M. Giampetro, M.D. served as members of the Compensation Committee during 2006. None of Dr. Giampetro and Messrs. Basolis, Bartolomei and Muller have served as executives of the Company. There are no compensation committee interlocks between the Company and any other entity involving the Company’s or such entity’s executive officers or board members.

Compensation Committee Report

The compensation committee of our board of directors has reviewed and discussed the “Compensation Discussion and Analysis” set forth above with our management and, based on such review and discussions, the compensation committee recommended to our board of directors that the “Compensation Discussion and Analysis” set forth above be included in this annual report on Form 10-K.

SUBMITTED BY THE COMPENSATION COMMITTEE
George D. Muller, Chairperson
Anthony M. Giampetro, M.D., Vice Chairperson
James E. Bartolomei
Elbert G. Basolis, Jr.
March 26, 2007

The foregoing Compensation Committee Report shall not be deemed to be incorporated by reference into any filing made by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, notwithstanding any general statement contained in any such filing incorporating this annual report on Form 10-K by reference, except to the extent the Company incorporates such report by specific reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information, as of the end of the fiscal year ended December 31, 2006, with respect to compensation plans under which the Company is authorized to issue shares of Common Stock.

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column
Equity compensation plans approved by security holders(1)	755,335	$18.13	708,554
Equity compensation plans not approved by security holders	—	—	—
Total	755,335	$18.13	708,554
____________

(1)	These plans consist of the Yardville National Bancorp 1997 Stock Option Plan, the 2003 Director Plan and the 2005 Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 22, 2007, the number of shares of Common Stock beneficially owned by:

•	each person who is known by us to be the beneficial owner of more than five percent of the Common Stock outstanding;

•	each director;

•	each named executive officer (as that term is defined on page __ of this annual report, under the heading “Named Executive officers”); and

•	our directors and all of our executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)(3)(4)	Percent of Common Stock (5)
Lawrence B. Seidman (6)	993,435	8.97%
Private Capital Management (7)	553,658	5.00%
Jeffrey L. Gendell (8)	743,086	6.71%
Jay G. Destribats (9)	194,384	1.74%
Patrick M. Ryan (10)	415,822	3.71%
F. Kevin Tylus (11)	228,417	2.06%
Stephen F. Carman (12)	84,567	*
Daniel J. O’Donnell	7,078	*
James E. Bartolomei	10,131	*
Elbert G. Basolis, Jr. (13)	64,002	*
Anthony M. Giampetro, M.D. (14)	64,919	*
Gilbert W. Lugossy (15)	25,579	*
Samuel D. Marrazzo	37,491	*
Louis R. Matlack, Ph.D. (16)	60,315	*
George D. Muller (17)	11,480	*
Martin Tuchman (18)	588,591	5.28%
Robert L. Workman (19)	10,472	*
Directors and executive officers as a group (22 persons) (20)	1,706,984	14.65%
* Less than 1%
(1)	Unless otherwise indicated, the address of each person identified below is c/o Yardville National Bancorp, 2465 Kuser Road Hamilton, New Jersey 08690.

(2)
The number of beneficially owned shares includes shares over which the named person, directly or indirectly through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power, which includes the power to vote, or direct the voting of, such security; or investment power, which includes the power to dispose of, or to direct the disposition of, such security. All shares of a named person are deemed to be subject to that person’s sole voting and investment power unless otherwise indicated.

(3)
Includes shares subject to options granted under the Company’s stock option plans exercisable within sixty (60) days of March 17, 2006, as follows: Mr. Destribats - 91,000 shares; Mr. Ryan - 123,782 shares; Mr. Tylus - 25,000 shares; Mr. Carman - 52,800 shares; Mr. O’Donnell - 6,000 shares; Mr. Bartolomei - 6,000 shares; Mr. Basolis, Jr. - 12,000 shares; Dr. Giampetro - 6,000 shares; Mr. Lugossy - 12,000 shares; Mr. Marrazzo - 9,000 shares; Mr. Matlack - 12,000 shares; Mr. Muller - 6,000 shares; Mr. Tuchman - 12,000 shares; Mr. Workman - 6,000 shares, and all directors and executive officers as a group — an aggregate of 524,732 shares.

(4)
Includes shares in the Yardville National Bank Employee Stock Ownership Plan Trust (the “ESOP”) as follows: Mr. Destribats - 4,252 shares for his own account (and 48,132 shares over which Mr. Destribats, as a trustee of the ESOP, shares voting rights with Mr. Ryan and Mr. Tylus); Mr. Ryan - 4,252 shares for his own account (and 48,132 shares over which Mr. Ryan, as a trustee, shares voting rights with Mr. Destribats and Mr. Tylus); Mr. Tylus 222 shares for his own account (and 48,132 shares over which Mr. Tylus, as a trustee shares voting rights with Mr. Destribats and Mr. Tylus) Mr. Carman - 3,455 shares for his own account; and Mr. O’Donnell - 1,120 shares for his own account;

(5)
Shares of the Common Stock which a person has a right to acquire pursuant to the exercise of stock options and warrants held by that person that are exercisable within 60 days of March 22, 2006 are deemed to be outstanding for the purpose of computing the percentage ownership of that person, but are not deemed outstanding for computing the percentage ownership of any other person.

(6)
Information with respect to beneficial ownership is based on a Schedule 13D/A filed with the SEC on February 15, 2007 by Lawrence B. Seidman and certain of his affiliates. The address of Lawrence B. Seidman is 100 Misty Lane, Parsippany, New Jersey 07054.

(7)
Information with respect to beneficial ownership is based on a Schedule 13G/A filed with the SEC on February 14, 2007 Private Capital Management’s address is 8889 Pelican Bay Blvd., Naples, Florida 34108.

(8)
Information with respect to beneficial ownership is based on a Form 13F filed with the SEC on February 13, 2006 by Jeffrey L. Gendell and certain of his affiliates. The business address of Jeffrey L. Gendell is 55 Railroad Avenue, 3rd Floor, Greenwich, Connecticut 06830.

(9)	Includes 3,000 shares held by Mr. Destribats’ spouse.

(10)	Includes 1,287 shares held by Mr. Ryan as custodian for his children, 55 shares held by Mr. Ryan’s son, and 6,224 shares held by Mr. Ryan’s spouse as to which Mr. Ryan disclaims beneficial ownership.

(11)
Includes 143,233 shares held jointly with Mr. Tylus’ spouse, 1,584 shares owned by Mr. Tylus’ spouse as to which Mr. Tylus disclaims beneficial ownership and 3,381 shares held by Mr. Tylus as custodian for his children.

(12)	Includes 3,037 shares held jointly with Mr. Carman’s spouse and 225 shares held by Mr. Carman as custodian for his child.

(13)	Includes 24,448 shares held as executor for the estate of Elbert G. Basolis, Sr. and 94 shares held by Mr. Basolis, Jr. and his spouse as custodians for their children.

(14)	Includes 9,986 shares held in the name of Bellarmino-Giampetro-Scheuerman pension plan.

(15)	Includes 3,234 shares held jointly with Mr. Lugossy’s spouse.

(16)	Includes 6,199 shares held in the Matlack Family Trust under which Mr. Matlack is a co-trustee.

(17)	Includes 400 shares held jointly with Mr. Muller’s spouse.

(18)
Includes 2,000 shares held by the Tuchman Foundation, 15,300 shares in a retirement account in the name of Mr. Tuchman’s spouse and 50,000 shares issuable upon exercise of stock warrants held by Mr. Tuchman. Mr. Tuchman’s address is 211 College Road East, Princeton, New Jersey 08540.

(19)	Includes 1,836 shares held by Mr. Workman’s spouse and 200 shares held by Mr. Workman’s son.

(20)	Includes executive officers as in effect on March 22, 2007 and does not include changes in management since that date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Bank has made, and it is expected that it will continue to make in the future, loans to our directors and executive officers and their family members, and to firms, corporations, and other entities in which they and their family members maintain interests. None of these loans were nonaccrual, past due, restructured or potential problems at December 31, 2006. All such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company or the Bank and, in the opinion of management, did not involve more than the normal risk of collectibility or present other unfavorable features.

The following is a summary of additional material relationships or transactions with the Company’s directors, nominees for director, executive officers and their affiliates.

•
In April 2000, the Bank signed a five-year lease with 3 five-year renewal options for its branch in Marrazzo’s Thriftway in West Trenton, New Jersey. The lease automatically renews unless the Company provides written notice to the landlord at leaset 90 days prior to the end of the initial or renewal term. The Company evaluates several factors in determining whether to renew a branch lease including, the financial performance of the branch, cost of the new lease in relation to current rates for comparable properties as well as availability of superior locations in the immediate market area. The current term expires March 31, 2010. The aggregate amount of all periodic payments due on or after January 1, 2006 through the expiration of the current term is $105,850 not including any additional common area maintenance expenses. The property is owned by Serenity Point LLC, a limited liability company of which Mr. Marrazzo, a director of the Company and the Bank, is the sole member. Mr. Marrazzo also owns and operates Marrazzo’s Thriftway. The lease was executed prior to Mr. Marrazzo becoming a member of the Board.

•
In January 2005, the Bank signed a five-year lease with two five-year renewal options for its maintenance department center. To renew the lease, the Company must provide written notice to the landlord at least 3 months prior to the expiration date of the initial or renewal term. The Company evaluates several factors in determining whether to renew this lease including the need for a maintenance center and costs of comparable locations in relation to the costs of the existing location. This property is owned by Lalor Storage LLC, a limited liability company of which Christopher S. Vernon, a former director of the Company and the Bank, is a 75% owner. The aggregate amount of all periodic payments due on or after January 1, 2006 through the expiration of the current term is approximately $244,000 inclusive of related common area maintenance expenses. On November 16, 2006, Director Vernon voluntarily resigned from the boards of director of both the Company and the Bank.

•
In January 2006, the Bank signed a one-year lease effective December 1, 2005 for a temporary location for its Cream Ridge Branch located in Plumsted Township, New Jersey. This temporary lease terminated upon the Bank’s move to a full service branch located on a pad site adjacent to the temporary location. Both facilities are owned by Vernon Holdings 101837 LLC. Christopher S. Vernon, a former director of the Company and the Bank, has a 100% ownership interest in Vernon Holdings 101837 LLC. The aggregate amount of all periodic payments due on or after January 1, 2006 through the expiration of the temporary lease was $31,350 including additional common area maintenance expenses. On September 15, 2006 the Bank signed a lease with Vernon Holdings 101837, LLC for its permanent branch location in the Cream Ridge Mews Shopping Center in Plumsted Township, New Jersey. This lease provides for an initial term of ten years, as well as two options for renewal terms of five years each. To renew the lease, the Company must provide written notice to the landlord at least 6 months prior to the expiration date of the initial or renewal ter. The Company evaluates several factors in determining whether to renew a branch lease including, the financial performance of the branch, cost of the new lease in relation to current rates for comparable properties as well as availability of superior locations in the immediate market area. During the first year of the lease, the Bank is obligated to pay monthly fixed rent of $6,250. In each subsequent lease year during the initial term, the fixed rent will increase in proportion to the Consumer Price Index and in each lease year during any renewal terms, will increase by three percent. Throughout the initial term and any renewal terms, the Bank shall be obligated to pay or reimburse the landlord for all real estate taxes and insurance premiums allocated to the leased premise as well as utilities and maintenance expenses. The aggregate amount of all periodic payments due on or after January 1, 2006 through the expiration of the existing term is approximately $899,250 not including a share of common area expenses. On November 16, 2006, Director Vernon voluntarily resigned from the boards of director of both the Company and the Bank.

•
In January 2005, Patrick L. Ryan, the son of Patrick M. Ryan, the Chief Executive Officer of the Holding Company and the Bank, joined the Bank in the position of Senior Vice President and Strategic Planning Officer. In November 2006, Patrick L. Ryan was promoted to First Senior Vice President and Market Manager. His employment agreement with the Bank includes a base salary of $152,000 together with benefits consistent with those provided to other officers of the same level.

Review, Approval or Ratification of Transactions with Related Persons

The Company’s policies and procedures for the review, approval, or ratification of transactions with related persons are divided into two categories based on the type of transaction. All loans to related persons are covered by written policies and procedures designed to meet the requirements of Federal Reserve Board Regulation O. All other transactions with related persons are covered by separate written policies and procedures.

The policies and procedures regarding loans to related persons, or to firms, corporations, and other entities in which they maintain interests, are designed to ensure that such loans are subject to the same credit standards and terms as loans to unrelated persons, comply with all regulatory limits and reporting requirements and do not involve more than the normal risk of repayment or provide other unfavorable features. The Bank’s board of directors is responsible for applying such policies and procedures.

The policies and procedures regarding all other transactions with related persons, or to firms, corporations, and other entities in which they maintain interests, are designed to ensure that such transactions are legal, are beneficial to the Company, pose no ethical questions or conflicts of interest and are consistent with safe and sound banking practices. With respect to fees or other payments to persons, or to firms, corporations, and other entities in which they maintain interests, such fees or payments must be appropriate based on the type, level, quality and value of the goods or services being received, compensate the provider only for goods and services that meet legitimate needs of the Company and be made only to providers with the requisite expertise. The audit committee is responsible for applying the policies and procedures regarding all transactions other than loans.

As noted above, in November 2006, Patrick L. Ryan was promoted to First Senior Vice President and Market Manager. His promotion and salary were reviewed in accordance with the Bank’s regular procedures for promotions and salary increases for officers of his level. The audit committee did not review his promotion or salary increase.

Director Independence

Our Board of Directors has determined that directors James E. Bartolomei, Elbert G. Basolis, Jr., Anthony M. Giampetro, Gilbert W. Lugossy, Samuel D. Marrazzo, Louis R. Matlack, George D. Muller, Martin Tuchman and Robert L. Workman are independent in compliance with Nasdaq listing standards. In addition, each member of our audit committee was determined to be independent in compliance with the additional, more stringent requirements applicable to audit committee members under Nasdaq listing standards. The members of the Board of Directors who have been determined to be not independent are Jay G. Destribats, Patrick M. Ryan and F. Kevin Tylus.

Item 14. Principal Accounting Fees and Services.

The following table presents the aggregate fees, billed or expected to be billed, for the years ended December 31, 2006 and 2005 for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for those years. Also presented are fees billed for other services rendered by KPMG LLP.

Fee Category	2006 Fees ($)	2005 Fees ($)
Audit Fees (1)	650,000	471,000
Audit-Related Fees (2)	30,000	25,000
Tax Fees (3)	—	—
All Other Fees (4)	7,500	7,500
Total Fees	687,500	503,500

(1)
Audit Fees consist of fees billed for professional services rendered by KPMG for the audits of the Company’s financial statements and internal control over financial reporting as of and for the fiscal years ended December 31, 2006 and 2005 and the review of the Company’s quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for professional services rendered for audit-related services including consultations on other financial accounting and reporting related matters.

(3)	No tax services were rendered by KPMG.

(4)	All Other Fees consist of fees billed for all other services not included above.

The Audit Committee’s Charter includes a formal policy concerning the pre-approval of audit and non-audit services (including the fees and terms thereof) to be provided by the independent registered accounting firm of the Company, subject to the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended, which are approved by the Audit Committee prior to the completion of the audit. The policy requires that all services to be performed by KPMG LLP, including audit services, audit-related services and permitted non-audit services, be pre-approved by the Audit Committee. The Chairperson of the Audit Committee is authorized to execute any engagement letter or agreement with KPMG LLP for and on behalf of the Company. All services rendered by KPMG LLP are permissible under applicable laws and regulations, and the Audit Committee pre-approved all audit, audit-related and non-audit services performed by KPMG LLP during fiscal 2006. The Audit Committee has considered whether the provision of services after the audit services (as specified above) is compatible with maintaining KPMG LLP’s independence and has determined that provision of such services has not adversely affected KPMG LLP’s independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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
March 30, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay G. Destribats	Chairman of the Board and Director	March 30, 2007
Jay G. Destribats

/s/ Patrick M. Ryan	Director and Chief Executive Officer	March 30, 2007
Patrick M. Ryan

/s/ F. Kevin Tylus	Director, President and Chief Operating Officer	March 30, 2007
F. Kevin Tylus

/s/ Stephen F. Carman	Vice President, Treasurer, Principal Financial Officer and Principal Accounting Officer	March 30, 2007
Stephen F. Carman

/s/ James E. Bartolomei	Director	March 30, 2007
James E. Bartolomei

/s/ Elbert G. Basolis, Jr.	Director	March 30, 2007
Elbert G. Basolis, Jr.

/s/ Anthony M. Giampetro	Director	March 30, 2007
Anthony M. Giampetro

/s/ Gilbert W. Lugossy	Director	March 30, 2007
Gilbert W. Lugossy

/s/ Samuel D. Marrazzo	Director	March 30, 2007
Samuel D. Marrazzo

/s/ Louis R. Matlack	Director	March 30, 2007
Louis R. Matlack

/s/ George D. Muller	Director	March 30, 2007
George D. Muller

/s/ Martin Tuchman	Director	March 30, 2007
Martin Tuchman

/s/ Robert L. Workman	Director	March 30, 2007
Robert L. Workman

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Condition

	December 31,
(in thousands, except share data)	2006	2005
ASSETS:
Cash and due from banks	$30,355	$52,686
Federal funds sold	3,265	10,800
Cash and Cash Equivalents	33,620	63,486
Interest bearing deposits with banks	32,358	16,408
Securities available for sale	402,641	741,668
Investment securities (market value of $98,037 in 2006 and $90,611 in 2005)	96,072	89,026
Loans	1,972,881	1,972,840
Less: Allowance for loan losses	(24,563)	(22,703)
Loans, net	1,948,318	1,950,137
Bank premises and equipment, net	12,067	11,697
Other real estate owned	385	—
Bank owned life insurance	49,651	46,152
Other assets	45,619	38,157
Total Assets	$2,620,731	$2,956,731
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Deposits
Non-interest bearing	$197,126	$232,269
Interest bearing	1,806,157	1,740,448
Total Deposits	2,003,283	1,972,717
Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	324,000	704,000
Subordinated debentures	62,892	62,892
Obligation for Employee Stock Ownership Plan (ESOP)	1,688	2,250
Other	1,593	1,870
Total Borrowed Funds	400,173	781,012
Other liabilities	31,181	25,544
Total Liabilities	$2,434,637	$2,779,273
Commitments and Contingent Liabilities
Stockholders' equity
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common Stock: no par value
Authorized 20,000,000 shares
Issued 11,250,592 shares in 2006 and 11,095,331 shares in 2005	108,728	105,122
Surplus	2,205	2,205
Undivided profits	86,100	85,896
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(1,688)	(2,250)
Accumulated other comprehensive loss	(6,091)	(10,355)
Total Stockholders' Equity	186,094	177,458
Total Liabilities and Stockholders' Equity	$2,620,731	$2,956,731

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Income

	Year Ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
Interest Income:
Interest and fees on loans	$148,190	$127,684	$100,506
Interest on deposits with banks	1,979	1,027	371
Interest on securities available for sale	34,304	36,983	35,282
Interest on investment securities:
Taxable	85	109	137
Exempt from Federal income tax	4,138	3,734	3,221
Interest on Federal funds sold	835	730	347
Total Interest Income	189,531	170,267	139,864
Interest Expense:
Interest on savings account deposits	27,461	20,757	12,929
Interest on certificates of deposit of $100,000 or more	10,706	6,992	4,165
Interest on other time deposits	26,626	16,432	12,269
Interest on borrowed funds	35,117	38,114	36,071
Interest on subordinated debentures	5,491	4,759	3,711
Total Interest Expense	105,401	87,054	69,145
Net Interest Income	84,130	83,213	70,719
Less provision for loan losses	11,350	10,530	9,625
Net Interest Income After Provision for Loan Losses	72,780	72,683	61,094
Non-Interest Income:
Service charges on deposit accounts	2,840	2,819	3,134
Securities (losses) gains, net	(6,523)	862	1,297
Income on bank owned life insurance	1,799	1,651	1,766
Other non-interest income	2,642	2,158	1,782
Total Non-Interest Income	758	7,490	7,979
Non-Interest Expense:
Salaries and employee benefits	29,800	27,654	23,476
Occupancy expense, net	6,016	4,934	4,283
Equipment expense	3,297	3,173	3,123
Loss on redemption of FHLB advances	15,271	—	—
Other non-interest expense	16,119	13,841	11,767
Total Non-Interest Expense	70,503	49,602	42,649
Income before income tax (benefit) expense	3,035	30,571	26,424
Income tax (benefit) expense	(2,230)	9,637	7,899
Net Income	$5,265	$20,934	$18,525
Earnings Per Share:
Basic	$0.48	$1.97	$1.77
Diluted	0.46	1.89	1.71

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity

	Year Ended December 31, 2006, 2005 and 2004
(in thousands, except share amounts)	Common Shares	Common Stock	Surplus	Undivided Profits	Treasury Stock	Unallocated ESOP Shares	Accumulated Other Comprehensive Income(Loss)	Total
BALANCE, December 31, 2003	10,439,261	$90,079	$2,205	$56,152	(3,160)	$(755)	$(964)	$143,557
Net income				18,525				18,525
Unrealized gain - securities available for
sale, net of tax of $958							1,779	1,779
Less reclassification of realized net gain on
sale of securities available for sale, net of
tax of $454							(843)	(843)
Total comprehensive income								19,461
Cash dividends paid ($0.46 per share)				(4,817)				(4,817)
ESOP fair value adjustment		163						163
Common stock issued:
Exercise of stock options	54,487	965						965
Dividend reinvestment plan	16,871	451						451
ESOP shares allocated						378		378
BALANCE, December 31, 2004	10,510,619	$91,658	$2,205	$69,860	$(3,160)	$(377)	$(28)	$160,158

Net income				20,934				20,934
Unrealized loss - securities available for
sale, net of tax of $5,258							(9,767)	(9,767)
Less reclassification of realized net gain on
sale of securities available for sale, net of
tax of $302							(560)	(560)
Total comprehensive income								10,607
Cash dividends paid ($0.46 per share)				(4,898)				(4,898)
ESOP shares acquired	64,175	2,250				(2,250)		—
ESOP fair value adjustment		307						307
Common stock issued:
Common shares issued	235,401	8,717						8,717
Exercise of stock options and related tax benefit	93,404	1,669						1,669
Option acceleration expense		147						147
Dividend reinvestment plan	11,138	374						374
ESOP shares allocated						377		377
BALANCE, December 31, 2005	10,914,737	$105,122	$2,205	$85,896	$(3,160)	$(2,250)	$(10,355)	$177,458

Net income				5,265				5,265
Unrealized gain - securities available
for sale, net of tax of $543							786	786
Reclassification of realized net loss on sale
of securities available for sale, net of tax
benefit of $2,283							4,240	4,240
Total comprehensive income								10,291
Adjustment to recognize funded status of
deferred compensation
plan, net of tax benefit of $526							(762)	(762)
Cash dividends paid ($0.46 per share)				(5,061)				(5,061)
ESOP fair value adjustment		43						43
Common stock issued:
Exercise of stock options and related
tax benefit	140,068	2,938						2,938
Exercise of stock warrants	3,500	42						42
Stock option expense		169						169
Dividend reinvestment plan	11,693	414						414
ESOP shares allocated						562		562
BALANCE, December 31, 2006	11,069,998	$108,728	$2,205	$86,100	$(3,160)	$(1,688)	$(6,091)	$186,094

See Accompanying Notes to Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,265	$20,934	$18,525
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,350	10,530	9,625
Depreciation	2,514	2,558	2,355
ESOP fair value adjustment	43	307	163
Option expense	169	147	—
Amortization of deposit intangible	204	204	204
Amortization and (accretion) on securities	(324)	4	1,652
Loss (gain) on sales of securities available for sale	6,523	(862)	(1,297)
Loss on redemption of FHLB advance	15,271	—	—
Gain on sale of bank branch	—	—	(5)
Writedown and loss on sale of other real estate	118	—	—
Increase in other assets	(12,122)	(6,906)	(296)
Increase in other liabilities	5,638	5,515	1,262
Net Cash Provided by Operating Activities	34,649	32,431	32,188
CASH FLOWS FROM INVESTING ACTIVITIES:
Net (increase) decrease in interest bearing deposits with banks	(15,950)	24,889	(20,745)
Purchase of securities available for sale	(34,702)	(194,349)	(446,025)
Maturities, calls and paydowns of securities available for sale	81,234	142,656	240,415
Proceeds from sales of securities available for sale	293,197	97,513	202,139
Proceeds from maturities and paydowns of investment securities	3,519	2,113	6,297
Purchase of investment securities	(10,547)	(12,874)	(15,853)
Purchase of bank owned life insurance assets	(1,700)	—	—
Net increase in loans	(10,033)	(198,191)	(346,041)
Expenditures for bank premises and equipment	(2,884)	(3,174)	(1,125)
Proceeds from sale of bank branch	—	—	641
Net Cash Provided by (Used by) Investing Activities	302,134	(141,417)	(380,297)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, money market, and savings deposits	(30,738)	(8,896)	277,082
Net increase in certificates of deposit	61,304	171,609	49,113
Proceeds from borrowed fund	30,015	89,749	103,000
Paydowns of borrowed fund	(426,125)	(125,409)	(87,950)
Proceeds from issuance of subordinated debentures	—	—	15,464
Proceeds from issuance of common stock	2,814	13,010	1,416
Tax Benefit from stock option exercises	580	296	152
(Increase) decrease in unallocated ESOP shares	562	(1,873)	378
Dividends paid	(5,061)	(4,898)	(4,817)
Net Cash (Used by) Provided by Financing Activities	$(366,649)	$133,588	$353,838
Net (decrease) increase in cash and cash equivalents	$(29,866)	$24,602	$5,729
Cash and cash equivalents as of beginning of year	63,486	38,884	33,155
Cash and Cash Equivalents as of End of Year	$33,620	$63,486	$38,884
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$108,018	$83,020	$69,266
Income taxes	7,097	13,854	7,304
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Purchase of building with capitalized leases		$650	$—
Transfers from loans to other real estate, net of charge offs	502	—	—

See Accompanying Notes to Consolidated Financial Statements.

Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Yardville National Bancorp is a bank holding company, which conducts a general commercial and retail banking business through its principal operating subsidiary, The Yardville National Bank (the Bank), a nationally chartered banking institution. The Bank provides a broad range of lending, deposit and other financial products and services with an emphasis on commercial real estate and commercial and industrial loans to small to mid-sized businesses and individuals. Our existing and targeted markets are located in the corridor between New York City and Philadelphia. At December 31, 2006, we operated 32 full-service branches including 18 branches in our primary market of Mercer County, New Jersey. We have expanded our franchise into the demographically attractive markets of Hunterdon, Somerset, Middlesex, and Ocean Counties in New Jersey and Bucks County in Pennsylvania. The Bank is subject to competition from other financial institutions and non-bank providers of financial services. Yardville National Bancorp and the Bank are both subject to the regulation by certain Federal agencies and undergo periodic examinations by those regulatory authorities.

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

A. Consolidation. The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiary, the Bank, and the Bank’s wholly owned direct and indirect subsidiaries (collectively, the Company). All significant inter-company accounts and transactions have been eliminated in consolidation. Under Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46) the following subsidiaries have not been consolidated: Yardville Capital Trust, Yardville Capital Trust II, Yardville Capital Trust III, Yardville Capital Trust IV, Yardville Capital Trust V and Yardville Capital Trust VI.

B. Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are purchased or sold for one day periods.

C. Securities. Securities that the Company has the positive intent and ability to hold to maturity are classified as investment securities and carried at amortized cost. Securities that may be sold in response to, or in anticipation of, changes in interest rates, liquidity needs or other factors and marketable equity securities are classified as available-for-sale and carried at market value. The premium or discount adjustments are recognized as adjustments to interest income, on a level yield basis. Gains and losses on dispositions are included in earnings using the specific identification method. The unrealized gains and losses on these securities are reported, net of applicable taxes, in accumulated other comprehensive income (loss), a component of stockholders’ equity. All securities with unrealized losses are evaluated quarterly to determine whether the unrealized losses are other than temporary. If an unrealized loss is determined to be other than temporary, the security is written down to its market value with the loss recognized in the consolidated statements of income. We have identified the evaluation of losses other than temporary for securities to be a critical accounting policy.

Debt securities that are purchased and held primarily for the purpose of being sold in the near term are classified as trading. Trading securities are carried at market value with realized and unrealized gains and losses reported in non-interest income. There were no trading securities at December 31, 2006 or 2005.

D. Loans. Interest on loans is recognized based upon the principal amount outstanding. Loans are stated at face value, less unearned income and net deferred fees. A loan is considered past due when a payment has not been received in accordance with its contractual terms. Generally, commercial loans are placed on nonaccrual status when they are 90 days past due unless they are well secured and in the process of collection or, regardless of the past due status of the loan, when management determines that the complete recovery of principal and interest is in doubt. Commercial loans are generally charged off after an analysis is completed which indicates that collectibility of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Mortgage loans are not generally placed on nonaccrual status unless the value of the real estate has deteriorated to the point that a potential loss of principal or interest exists. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectibility is reasonably assured, loans are returned to accrual status. Mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. Loan origination and commitment fees less certain costs are deferred and the net amount amortized as an adjustment to the related loan’s yield. Loans held for sale are recorded at the lower of aggregate cost or market value.

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

Risk is measured by use of a matrix, which is customized to measure the risk of each loan type. The reserve percentage assigned to each risk-rating category is determined quarterly from historical loan loss rates, based on an eight-quarter rolling trend using migration analysis. Commercial risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as minimal, modest, better than average, average and acceptable. At December 31, 2006, the following reserve percentages were applied. Loans with acceptable risk were reserved at a range of 0.35% to 1.50%. Risk ratings of between 6 and 9 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard, doubtful and loss. Due to the higher level of risk, these loans were reserved at a range of 3.75% to 100%. Loans with a risk rating of 9 are considered to be a loss and would be reserved at 100%. At December 31, 2006, there were no 9 rated loans. In setting the reserve percentage for each risk rating, management uses a computer software program to perform migration analysis to determine historic loan loss experience. In addition, management relies on its judgment concerning the anticipated impact on credit risk of economic conditions, real estate values, interest rates and level of business activity.

At December 31, 2006, residential mortgage loans were assigned an individual risk reserve percentage of 0.01% due to the strong secured nature of these loans and the historically low level of losses experienced with this loan type. Multi-family residential loans are included in commercial real estate loans for reserve analysis purposes.

Consumer loans include home equity loans, installment loans and all other loans. At December 31, 2006, home equity loans were assigned reserve percentages of 0.01% for the lowest risk to 0.19% for the highest risk. This range is reflective of the strict underwriting standards and the historically low level of losses experienced with these loans. All other secured consumer loans, primarily automobile loans, are reserved at a range of 0.39% to 3.46%. The higher reserve percentages assigned to these loans reflect the greater risk and higher historical losses. Unsecured consumer loans are reserved at a range of 2.51% to 3.46%.

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

F. Bank Premises, Equipment and Leases. Bank premises and equipment, including leasehold improvements, are stated at cost less accumulated depreciation. Depreciation is computed on a straight-line basis and accelerated methods over the estimated useful lives of the assets ranging from three years to forty years depending on the asset or lease. Charges for maintenance and repairs are expensed as they are incurred.

The Company leases certain branch facilities and office space for varying periods under lease agreements. Most of the leases are non-cancellable operating leases with fixed rental payments, expiring over the next 5 to 20 years and contain renewal provisions. Leases that are determined to be “capital leases” following Statement of Financial Accounting Standards No. 13 “Accounting for Leases” (FAS 13), are recognized on the balance sheet at the lower of the present value of the minimum lease payments or the fair market value of the leased property. The asset value is amortized over the initial base lease term. Leases that are determined to be “operating leases” under FAS 13 are not capitalized thus their periodic rental payments with respect to these lease contracts are expensed as incurred. With regard to subsequent leasehold improvement expenditures made on either capitalized or operating leases, they are depreciated over the shorter of the existing term/option period or the economic deemed life of the improvement.

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

I. Stock-Based Compensation. In the first quarter of 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment,” using the modified-prospective transition method. The Company recognizes compensation expense under SFAS No. 123 (R) using the straight-line method over the requisite service period. The requisite service period is the period an employee is required to provide service in order to vest in the award, which cannot extend beyond the retirement eligible date. The Company has elected to adopt the alternative transition method provided in the Financial Accounting Standards Board Staff Position No. FAS 123 (R) 3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for calculating the tax effects of stock-based compensation under SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of tax effects of employee stock-based compensation awards that are outstanding and fully vested upon the adoption of SFAS No. 123 (R).

The Company has three share-based compensation plans under which incentive and nonqualified stock options, restricted stock and other stock based awards may be granted periodically to certain employees and directors. The options are granted at an exercise price equal to the fair value of the underlying shares at the date of grant, vest based on continued service with the Company for a specified period, generally five years with a maximum term of ten years for employees. Options under the plan for non-employee directors vest immediately and typically have five-year terms. While the Company has a plan that allows for the granting of restricted stock and other stock based awards, no restricted stock or other stock based awards has been granted from the plan as of December 31, 2006.

The Company uses the Black-Scholes option-pricing model to determine the fair value of options at the date of grant. The Black-Scholes, option-pricing model requires several inputs, including the stock price volatility, expected term and dividend rate. Changes in input assumptions can materially affect the fair value estimates.

Prior to the adoption of SFAS No. 123 (R) the Company applied APB Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost had been recognized for stock options in the consolidated financial statements prior to adoption. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Year Ended December 31,
(in thousands)	2005	2004
Net income as reported:	$20,934	$18,525
Deduct: Total stock-based employee compensation expense determined
under fair value based methods for all awards, net of related tax effects	1,297	952
Pro forma net income	$19,637	$17,573
Earnings per share
Basic:
As reported	$1.97	$1.77
Pro forma	1.85	1.68
Diluted:
As reported	$1.89	$1.71
Pro forma	1.78	1.62

The fair value of options granted is estimated on the date of grant using the Black-Scholes option pricing model. The table below lists the weighted average assumptions used for grants in 2006, 2005 and 2004, respectively. The Company determined the expected life of options granted in 2006 based on the guidance provided in SEC's Staff Accounting Bulletin No. 107 relating to FAS 123R Share Based Payments due to the limited experience of exercises in our director stock option plan. The Black-Scholes option pricing model requires the use of highly subjective assumptions, including expected stock price volatility, which if changed, can materially affect fair value estimates.

	For the Year Ended December 31,
	2006	2005	2004
Number of options granted	42,000	84,000	77,500
Expected annual dividend rate	$0.46	$0.46	$0.46
Risk free rate	5.0%	4.1%	3.6%
Expected average option life (years)	3.2	6.3	6.8
Expected volatility	23.4%	30.2%	32.5%
Weighted average fair value of options granted	$5.65	$9.32	$10.45

On December 21, 2005, upon the recommendation of the Company’s compensation committee, the Company’s board of directors accelerated the vesting of all unvested stock options outstanding under the Yardville National Bancorp 1997 Stock Option Plan, providing that such stock options shall become fully vested on December 30, 2005. Such options were granted during the 2001 through 2005 calendar years. The acceleration included stock options held by two executive vice presidents as well as other officers of the Company. There were no options accelerated for any non-employee member of the board of directors as all outstanding options held by board members were vested under their respective normal vesting schedule.

Prior to accelerating the vesting of the affected stock options, the Company’s board of directors determined such acceleration was in the best interests of the Company and its shareholders in order to reduce the impact of recording non-cash compensation upon the adoption of SFAS No. 123R. Options covering 93,740 shares of the Company’s common stock, or less than one percent of the shares then outstanding, were affected by the acceleration. The weighted average exercise price of the accelerated stock options was $24.24 and based on the closing price of the Company’s common stock on the date of acceleration ($34.65), all of the accelerated stock options would have economic value to the holders. The Company estimates that, as a result of the acceleration, pre-tax compensation expense related to the options of approximately $252,000, $215,000, $151,000, $97,000 and $32,000, which otherwise would have been recognized in the Company’s consolidated statements of income for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively, will not be recognized.

Concurrent with the option vesting acceleration on December 21, 2005, the Company recorded an expense of $147,000 in salaries and employee benefits expense.

The Company granted 42,000 options in 2006. The options granted consisted of 30,000 options granted to non-employee directors that vested immediately and 12,000 options granted to employees that vest over five years. The expense on the granted directors’ options was $144,000 and was expensed immediately. The year to date total expense on options was $169,000. At December 31, 2006, there was $69,000 in unamortized option expense that will be expensed over the next four years.

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

Weighted average shares for the basic net income per share computation for the years ended December 31, 2006, 2005, and 2004 were 10,948,000, 10,609,000 and 10,455,000, respectively. For the diluted net income per share computation, common stock equivalents of 402,000, 448,000 and 406,000 are included for the years ended December 31, 2006, 2005, and 2004, respectively. Common stock equivalents that were antidilutive were 12,000, 24,000 and 7,000 in 2006, 2005, and 2004, respectively.

K Comprehensive Income. Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items recorded directly to equity, such as unrealized gains and losses on securities available for sale, net of taxes. Comprehensive income is presented in the consolidated statements of changes in stockholders’ equity.

L. Intangible Assets. Intangible assets of the Company consist primarily of a core deposit intangible. Core deposit intangibles represent the intangible value of depositor relationships assumed in purchase acquisitions and are amortized on a straight-line basis over a period of ten years, and the unamortized balance is evaluated for impairment on a quarterly basis.

M. Derivative Financial Instruments. Derivative financial instruments are recorded at fair value as either assets or liabilities in the Statements of Condition. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models or quoted prices for instruments with similar characteristics. The Company designates a derivative as held for trading or hedging purposes when it enters into a derivative contract. Derivatives designated as held for trading activities are included in the Company’s trading portfolio with changes in fair value reflected in trading account profits. The Company formally documents at inception all relationships between hedging instruments and hedged items, as well as its risk management objectives, strategies for undertaking various hedge transactions, and the methodology for measuring ineffectiveness as required by SFAS 133. Additionally, the Company uses regression analysis at the hedge’s inception and quarterly thereafter to assess whether the derivative used in its hedging transaction is expected to be or has been highly effective in offsetting changes in the fair value or cash flows of the hedged items. The Company discontinues hedge accounting when it is determined that a derivative is not expected to be or has ceased to be highly effective as a hedge, and then reflects changes in fair value in earnings.

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

N Segment Reporting. Substantially all of the Company’s business is conducted through the Bank and involves the delivery of loan and deposit products to customers. The Company makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the only operating segment for financial reporting.

O. Reclassification. Certain reclassifications have been made in the consolidated financial statements for 2005 and 2004 to conform to the classification presented in 2006.

2. CASH AND DUE FROM BANKS

The Company maintains various deposits with other banks. As of December 31, 2006 and 2005, the Company maintained sufficient cash on hand to satisfy Federal regulatory requirements.

3. SECURITIES

The amortized cost and estimated market value of securities available for sale are as follows:

	December 31,
	2006				2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury obligations	$4,027	$—	$(207)	$3,820	$4,030	$—	$(148)	$3,882
U.S. government-sponsored agencies	—	—	—	—	272,350	—	(6,097)	266,253
Mortgage-backed securities
Issued by FNMA/FHLMC	341,892	51	(9,670)	332,273	412,429	107	(10,203)	402,333
Issued by GNMA	9,629	236	(185)	9,680	11,486	—	(193)	11,293
Corporate obligations	34,132	926	(161)	34,897	18,557	656	(52)	19,161
Federal Reserve Bank stock	4,156	—	—	4,156	3,851	—	—	3,851
Federal Home Loan Bank stock	17,815	—	—	17,815	34,895	—	—	34,895
Total	$411,651	$1,213	$(10,223)	$402,641	$757,598	$763	$(16,693)	$741,668

The amortized cost and estimated market value of investment securities are as follows:

	December 31,
	2006				2005
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
Obligations of state and
political subdivisions	$94,783	$2,140	$(170)	$96,753	$87,339	$1,973	$(395)	$88,917
Mortgage-backed securities
Issued by FNMA/FHLMC	1,289	2	(7)	1,284	1,687	14	(7)	1,694
Total	$96,072	$2,142	$(177)	$98,037	$89,026	$1,987	$(402)	$90,611

The amortized cost and estimated market value of securities available for sale and investment securities as of December 31, 2006 by contractual maturity are shown below. The contractual maturity of Federal Reserve Bank stock, Federal Home Loan Bank stock and other equity securities, which lack maturity dates, are shown as due after ten years. Expected maturities may differ from contractual maturities because issuers may have the right to call their obligations with or without call or prepayment penalties.

SECURITIES AVAILABLE FOR SALE

(in thousands)	Amortized Cost	Estimated Market Value
Due after 1 year through 5 years	$1,000	$1,000
Due after 5 years through 10 years	6,027	5,726
Due after 10 years	53,103	53,962
Subtotal	60,130	60,688
Mortage-backed securities
Issued by FNMA/FHLMC	341,892	332,273
Issued by GNMA	9,629	9,680
Total	$411,651	$402,641

INVESTMENT SECURITIES

(in thousands)	Amortized Cost	Estimated Market Value
Due in 1 year or less	$370	$371
Due after 1 year through 5 years	3,240	3,312
Due after 5 years through 10 years	14,903	15,379
Due after 10 years	76,270	77,691
Subtotal	94,783	96,753
Mortgage-backed securities
Issued by FNMA/FHLMC	1,289	1,284
Total	$96,072	$98,037

Proceeds from sale of securities available for sale during 2006, 2005, and 2004 were $293.2 million, $97.5 million and $202.1 million, respectively. Gross gains of $13,000, $1,090,000, and $1,663,000 were realized on those sales in 2006, 2005, and 2004, respectively. Gross losses of $6,536,000, $228,000 and $366,000 were realized on those sales in 2006, 2005 and 2004, respectively.

Securities with a carrying value of approximately $174.8 million as of December 31, 2006 were pledged to secure public deposits and for other purposes as required or permitted by law. As of December 31, 2006, FHLB stock with a carrying value of $17.8 million was held by the Company as required by the FHLB.

The following tables provide additional information regarding securities with unrealized losses at December 31, 2006.

SECURITIES AVAILABLE FOR SALE

	December 31, 2006
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$—	$—	$3,820	$(207)	$3,820	$(207)
Mortgage-backed securities
Issued by FNMA/FHLMC	9,350	(38)	317,146	(9,632)	326,496	(9,670)
Issued by GNMA	—	—	6,874	(185)	6,874	(185)
Corporate obligations	9,762	(68)	1,906	(93)	11,669	(161)
Total	$19,112	$(106)	$329,746	$(10,117)	$348,859	$(10,223)
INVESTMENT SECURITIES

	December 31, 2006
	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Obligations of state and political
subdivisions	$6,172	$(80)	$8,170	$(90)	$14,342	$(170)
Mortgage-backed securities
Issued by FNMA/FHLMC	82	(1)	231	(6)	313	(7)
Total	$6,254	$(81)	$8,401	$(96)	$14,655	$(177)

The Company evaluates all securities with unrealized losses quarterly to determine whether the loss is other than temporary. At December 31, 2006, the Company determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses, the performing nature of these securities, and the low level and short time frame of the unrealized losses. Management believes that the unrealized losses in the securities portfolios were caused by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on mortgage-backed securities.

At December 31, 2006, our securities portfolios included 21 issues that had unrealized losses of less than twelve months. These issues included four agency named mortgage-backed securities, including Collateralized Mortgage Obligations (CMOs), four corporate bond issues and 13 obligations of state and political subdivisions (tax-free municipal bonds), all of which had an investment grade rating at the time of purchase and at year end. The Company has the intent and ability to hold these securities until the price recovers.

At December 31, 2006, our securities portfolios included 132 issues that had unrealized losses of 12 months or longer. Two issues were U.S. Treasury bonds, 113 were issues of agency named mortgage-backed securities, including CMOs, and 16 were tax-free municipal bonds, all of which had an investment grade rating at the time of purchase and at year-end. The remaining issue was a fixed rate corporate bond issued by a financial institution. The Company has the intent and ability to hold these securities until the price recovers.

In the fourth quarter of 2006, the Company sold approximately $295.0 million in securities available for sale at a pre-tax loss of $6.5 million. The purpose of selling these securities was to provide liquidity to retire FHLB advances principally collateralized with these securities. This transaction was done to enhance future period earnings and to reduce interest rate risk. We determined to use security sales to fund this transaction because it was the most cost effective way of reaching our goals. The Company believes this was a one-time event and has no future plans to further reduce its FHLB advances through security sales. Absent the transaction we would have continued to hold the securities in our AFS portfolio.

4. LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table shows comparative year-end detail of the loan portfolio and includes unamortized deferred fees of $2.5 million and $3.1 million at December 31, 2006 and 2005, respectively:

	December 31,
(in thousands)	2006	2005
Commercial real estate	$1,077,407	$1,099,374
Commercial and industrial	551,230	527,908
Residential	204,646	209,039
Consumer	139,598	136,519
Total loans	$1,972,881	$1,972,840

Residential mortgage loans held for sale amounted to $367,000 and $396,000 as of December 31, 2006 and 2005, respectively. These loans are accounted for at the lower of aggregate cost or market value and are included in the table above. At December 31, 2006, approximately $364.9 million of loans were pledged as collateral under borrowing arrangements with the FHLB.

The Company originates and sells mortgage loans to FNMA and FHLMC. Generally, servicing on such loans is retained by the Company. As of December 31, 2006 and 2005, loans serviced for FNMA and FHLMC were $4.3 million and $5.8 million, respectively.

The Company has extended credit in the ordinary course of business to directors, officers, and their associates on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers of the Company. None of these loans were past due or on nonaccrual status as of December 31, 2006 and 2005. Included in the 2006 reduction amount in the table below are $54.5 million in loans from three directors who resigned. Directors Lorraine Buklad and Sidney L. Hofing resigned on December 31, 2005 and Director Christopher S. Vernon resigned November 16, 2006.

The following table summarizes activity with respect to such loans:

	Year Ended December 31,
(in thousands)	2006	2005
Balance as of beginning of year	$71,333	$63,273
New loans	4,736	18,227
Repayments and other changes	57,137	10,167
Balance as of end of year	$18,932	$71,333

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

Changes in the allowance for loan losses are as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Balance as of beginning of year	$22,703	$20,116	$17,295
Loans charged off	(10,672)	(8,171)	(7,039)
Recoveries of loans charged off	1,182	228	235
Net charge offs	(9,490)	(7,943)	(6,804)
Provision charged to operations	11,350	10,530	9,625
Balance as of end of year	$24,563	$22,703	$20,116

The detail of loans charged off is as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Commercial real estate	$(634)	$—	$—
Commercial and industrial	(9,068)	(7,484)	(6,556)
Residential	(663)	(174)	(254)
Consumer	(307)	(513)	(229)
Total	$(10,672)	$(8,171)	$(7,039)

Nonperforming assets include nonperforming loans and other real estate. The nonperforming loan category includes loans on which accrual of interest has been discontinued (nonaccrual), loans 90 days past due or more on which interest is still accruing, and restructured loans. Nonperforming loans as a percentage of total loans was 1.47% at December 31, 2006 and 0.94% at December 31, 2005.

A summary of nonperforming assets follows:

	December 31,
(in thousands)	2006	2005
Nonaccrual loans:
Commercial real estate	$13,211	$5,762
Commercial and industrial	8,609	9,899
Residential	3,429	1,588
Consumer	108	561
Total nonaccrual loans	$25,357	$17,810
Loans past due 90 days or more:
Commercial real estate	$3,283	$—
Commercial and industrial	49	—
Residential	382	799
Consumer	4	4
Total loans past due 90 days or more	3,718	803
Total nonperforming loans	29,075	18,613
Other real estate owned	385	—
Total nonperforming assets	$29,460	$18,613

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

The recorded investment in loans receivable for which an impairment has been recognized as of December 31, 2006 and 2005 was $21.8 million and $15.7 million, respectively. The related allowance for loan losses on these loans as of December 31, 2006 and 2005 was $3.9 million and $5.8 million, respectively. At December 31, 2006 and 2005 all impaired loans had a related allowance for loan losses. The average recorded investment in impaired loans during 2006, 2005, and 2004 was $16.5 million, $10.1 million and $10.6 million, respectively. There was no interest income recognized on impaired loans in 2006, 2005, and 2004 while the loans were impaired. There are no commitments to lend additional funds to debtors whose loans are nonperforming.

Additional income before income taxes amounting to approximately $1,600,000 in 2006, $825,000 in 2005 and $600,000 in 2004 would have been recognized if interest on all nonaccrual loans had been recorded based upon original contract terms.

5. BANK PREMISES, EQUIPMENT AND LEASES

The following table represents comparative information for premises, equipment and leases:

	December 31,
(in thousands)	2006	2005
Land and improvements	$341	$359
Buildings and improvements	9,186	8,784
Furniture and equipment	17,320	16,427
Leased property under capital leases	650	650
Construction in process	1,234	235
Total	28,731	26,455
Less accumulated depreciation	16,664	14,758
Bank premises and equipment, net	$12,067	$11,697

Depreciation expense on bank premises and equipment included in non-interest expense in the consolidated statements of income was $2.5 million, $2.6 million and $2.4 million for 2006, 2005, and 2004, respectively.

At December 31, 2006, the Company leased various banking offices, its corporate offices, its operations center and maintenance center where future minimum rental payments applicable to non-cancellable capital and operating leases are as follows:

	Year Ended December 31,
(in thousands)	Capital Leases	Operating Leases
2007	$78	$3,429
2008	78	3,327
2009	85	3,174
2010	86	2,796
2011	86	2,655
Thereafter	658	19,798
Total minimum lease payments	$1,070	$35,179
Less: amounts representing interest	468
Present value of net minimum lease payments	$602

Total lease rental expense was $3.0 million, $2.6 million, and $2.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

6. DEPOSITS

Total deposits consist of the following:

	December 31,
(in thousands)	2006	2005
Non-interest bearing demand deposits	$197,126	$232,269
Interest bearing demand deposits	340,722	375,630
Money market deposits	440,253	254,721
Savings deposits	152,289	298,508
Certificates of deposit of $100,000 or more	248,315	253,793
Other time deposits	624,578	557,796
Total	$2,003,283	$1,972,717

Approximately $1.5 million and $1.1 million of deposit overdrafts have been reclassified as loans as of December 31, 2006 and 2005, respectively.

A summary of certificates of deposit by maturity is as follows:

	December 31,
(in thousands)	2006	2005
Within one year	$752,412	$589,590
One to two years	108,323	190,588
Two to three years	5,868	18,393
Three to four years	4,344	7,581
Four to five years	1,946	5,437
Total	$872,893	$811,589

In December 2003, the Bank purchased the Lawrence, New Jersey branch of First Savings Bank, a subsidiary of First Sentinel Bancorp. Under the terms of the agreement, the Bank assumed approximately $38.0 million in deposits and purchased the land and building. In March 2004 the Company entered into a sale lease back transaction on the acquired land and building, which resulted in an immaterial gain. The primary purpose of the branch purchase was to continue to expand the Bank’s branch network and increase deposits. The Company recognized a core deposit intangible of approximately $2.0 million. This core deposit intangible is being amortized over a ten-year period using a straight-line methodology. Under SFAS No. 142 “Goodwill and Other Intangible Assets” intangible assets, having finite useful lives, are separately recognized and amortized over their estimated useful lives. Intangible assets with finite useful lives are reviewed for impairment on a quarterly basis. Core deposit intangible amortization was $204,000 in each of 2006, 2005 and 2004. At December 31, 2006 the balance in core deposit intangible, which is included in other assets in the accompanying consolidated statements of condition, was approximately $1.4 million. The estimated annual amortization expense per year for the years of 2007 through 2011 is $204,000.

7. BORROWED FUNDS

Borrowed funds include securities sold under agreements to repurchase, FHLB advances, subordinated debentures and obligation for ESOP. Other borrowed funds consist of Federal funds purchased, capital leases and Treasury tax and loan deposits.

The Company maintains Federal funds purchased lines of credit with six correspondent banks totaling $79.0 million with no balances outstanding at December 31, 2006. Subject to collateral requirements, the Company also maintains lines of credit with the FHLB and three brokerage firms totaling approximately $400.0 million at December 31, 2006.

The following table presents comparative data related to borrowed funds of the Company at and for the years ended December 31, 2006, 2005, and 2004.

	December 31,
(in thousands)	2006	2005	2004
Securities sold under agreements to repurchase	$10,000	$10,000	$10,000
FHLB advances	324,000	704,000	742,000
Subordinated debentures	62,892	62,892	62,892
Obligation for ESOP	1,688	2,250	377
Capitalized lease obligations	602	618	—
Other	991	1,252	753
Total	$400,173	$781,012	$816,022
Maximum amount outstanding at any month end	$716,921	$824,392	$816,022
Average interest rate on year-end balance	5.13%	5.50%	5.15%
Average amount outstanding during the year	$734,548	$802,967	$793,828
Average interest rate for the year	5.53%	5.34%	5.01%

There were $10.0 million in securities sold under agreements to repurchase with an expected maturity over 90 days at December 31, 2006. The outstanding repurchase agreement is callable with an original maturity date of ten years and an original call date of one year. Due to the call provision, the expected maturity could differ from the contractual maturity.

The FHLB advances as of December 31, 2006 mature as follows:

December 31,
(in thousands)	2006
One year or less	$10,000
Over two years to three years	8,000
Over three years to four years	72,000
Over five years	234,000
Total	$324,000

The outstanding amount includes $314.0 million in callable advances with original maturity dates of ten years and original call dates of three months to five years. After an advance’s original call date it is callable quarterly. Due to the call provisions of these advances, expected maturities could differ from contractual maturities.

In the fourth quarter of 2006, the Company prepaid $320.0 million in FHLB advances with an average rate of 5.84% and replaced $100.0 million of FHLB advances at an average rate of 5.59% with FHLB advances at an average rate of 4.05%. The Company incurred a pre-tax loss of $15.3 million in these two transactions. The Company funded the prepayment primarily through the sale of approximately $295.0 million in securities with an average rate of 4.46% and incurred a pre-tax loss of $6.5 million.

Interest expense on borrowed funds is comprised of the following:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Securities sold under agreements to repurchase	$623	$623	$655
FHLB advances	34,249	37,338	35,381
Subordinated debentures	5,491	4,759	3,711
Obligation for ESOP	159	25	28
Interest on capitalized leases	61	111	—
Other	25	17	7
Total	$40,608	$42,873	$39,782

8. SUBORDINATED DEBENTURES (COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS)

The Company has obtained a portion of funds needed to support the growth of the Bank through the sale of subordinated debentures (“subordinated debentures”) of Yardville National Bancorp to subsidiary statutory business trusts of Yardville National Bancorp (“trusts”). These trusts exist for the sole purpose of raising funds through the issuance of trust preferred securities (“trust preferred securities”), typically in private placement transactions, and investing the proceeds in the purchase of subordinated debentures of Yardville National Bancorp. The interest rate on the subordinated debentures is identical to the interest rate on the trust preferred securities. Subordinated debentures are the sole assets of each trust and each trust is obligated to distribute all proceeds of a redemption of the subordinated debentures, whether voluntary or upon maturity, to holders of its trust preferred securities. Yardville National Bancorp’s obligation with respect to the subordinated debentures, when viewed together with the obligations of each trust with respect to its trust preferred securities, provides a full and unconditional guarantee on a subordinated basis by Yardville National Bancorp of the obligations of each trust to pay amounts when due on the trust preferred securities of each respective trust.

For the year ended December 31, 2006, the Company’s trusts, along with the transaction date, principal amount of subordinated debentures issued, interest rate of subordinated debentures, maturity date of subordinated debentures and commencement date for redemption of subordinated debentures were comprised of the following:

Name of Trust	Transaction Date	Principal Amount of Subordinated Debentures	Interest Rate for Subordinated Debentures	Maturity Date of Subordinated Debentures	Earliest Date upon which Redemptions are are Permitted
(in thousands)
Yardville Capital Trust II	June 2000	$15,464	9.50%	June 22, 2030	June 23, 2010
Yardville Capital Trust III	March 2001	6,190	10.18%	June 8, 2031	June 8, 2011
Yardville Capital Trust IV	February 2003	15,464	Floating rate based	March 1, 2033	March 1, 2008
			on three month LIBOR
			plus 340 basis points
Yardville Capital Trust V	September 2003	10,310	Floating rate based	October 8, 2033	October 8, 2008
			on three month LIBOR
			plus 300 basis points
Yardville Capital Trust VI	June 2004	15,464	Floating rate based	July 23, 2034	July 23, 2009
			on three month LIBOR
			plus 270 basis points
Total		$62,892

At December 31, 2006 subordinated debentures supported payment of $1,892,000 in equity securities and $61,000,000 in trust preferred securities.

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

9. INCOME TAXES

Income taxes reflected in the consolidated financial statements for 2006, 2005, and 2004 are as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Federal:
Current	$2,181	$12,287	$8,629
Deferred	(2,344)	(3,049)	(1,208)
State:
Current	515	768	622
Deferred	(2,582)	(369)	(144)
Total tax (benefit) expense	$(2,230)	$9,637	$7,899

Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences, which give rise to a significant portion of deferred tax assets and liabilities for 2006 and 2005, are as follows:

	December 31,
(in thousands)	2006	2005
Deferred tax assets:
Allowance for loan losses	$9,370	$9,275
Nonaccrual loans	220	76
Deferred compensation	3,347	2,714
Post retirement benefits	737	620
State tax credits	1,316	1,154
State net operating losses	3,005	900
Prepayment penalty	1,485	—
Depreciation	125	853
Deferred income	2	—
Accumulated other comprehensive loss	4,206	5,575
Other	175	—
Total gross deferred tax assets	$23,988	$21,167
Valuation allowance	(1,316)	(1,154)
Deferred tax liabilities:
Deferred income	—	(847)
Unamortized discount accretion	(386)	(463)
Prepaid expenses	(228)	(210)
Deferred loan costs	(280)	(272)
Total deferred tax liability	(894)	(1,792)
Net deferred tax assets	$21,778	$18,221

The Company is not aware of any factors which would generate significant differences between taxable income and pre-tax accounting income in future years, except for the effects of the reversal of current or future net deductible temporary differences. A valuation allowance has been recorded at December 31, 2006 and 2005 for the state tax credits as management has determined that it is more likely than not that the Company will not generate sufficient state taxable income in order to utilize these credits. However, management believes, based upon current information, that it is more likely than not that there will be sufficient taxable income in future years to realize the remaining net deferred tax assets for Federal tax purposes. However, there can be no assurance regarding the level of earnings in the future.

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

A reconciliation of the tax expense computed by multiplying pre-tax accounting income by the statutory Federal income tax rate of 35% for 2006, 2005, and 2004 is as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Income tax expense at statutory rate	$1,063	$10,700	$9,248
State income taxes, net of Federal benefit	(1,344)	260	310
Changes in taxes resulting from:
Tax-exempt interest	(1,400)	(1,284)	(1,082)
Tax-exempt non-interest income	(630)	(578)	(618)
Non-deductible expenses	193	249	220
Stock options	9	—	—
Other	(121)	290	(179)
Total income tax (benefit) expense	$(2,230)	$9,637	$7,899

10. BENEFIT PLANS

Retirement Savings Plan. The Company has a 401(k) plan, which covers substantially all employees. Under the terms of the plan, after one year of service, the Company provided a matching contribution of 50% of each participant’s contribution, up to 6% of his or her base compensation, for 2006, 2005, and 2004. The plan permits all eligible employees to make contributions to the plan of up to the maximum deferral limit in effect in the calendar year. Employer contributions to the plan amounted to $400,000 in 2006, $381,000 in 2005, and $363,000 in 2004.

Postretirement Benefits. The Company provides additional postretirement benefits, namely life and health insurance, to retired employees over the age of 62 who have completed 15 years of service. The plan calls for retirees to contribute a portion of the cost of providing these benefits in relation to years of service.

The cost of retiree health and life insurance benefits is recognized over the employees’ period of service. There were $317,000 in periodic postretirement benefit costs under FASB Statement No. 106 in 2006, $186,000 in 2005 and $243,000 in 2004. The actuarial present value of benefit obligations was approximately $1.8 million in 2006 and $1.5 million in 2005.

Other Benefit Plans. The Company has a salary continuation plan for key executives. The plan provides for either yearly retirement benefits to be paid over a specified period or a lump sum payout based on the election choice of the participant. On December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of SFAS No. 87, 88, 106 and 132R.” This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year; and (c) recognize as a component of other comprehensive income, net of tax, the changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. SFAS No. 158 does not change how an employer determines the amount of net periodic benefit cost. The plan’s under-funded status at December 31, 2006 was approximately $1.3 million recorded, net of the tax benefit, to bring the present value of the benefits accrued under this plan as of December 31, 2006 to approximately $6.7 million. As of December 31, 2005 the present value of the benefits accrued under this plan were $3.9 million. The present value is included in other liabilities in the accompanying consolidated statements of condition. The plan’s compensation expense of approximately $1,488,000, $989,000 and $455,000 is included in the accompanying consolidated statements of income for the years ended December 31, 2006, 2005 and 2004, respectively.

In addition, the Company has a director deferred compensation plan for its non-employee board members and an officer group life insurance plan for certain officers that includes a postretirement benefit. The present value of the benefits accrued under these plans as of December 31, 2006 and 2005 was approximately $2.8 million and $2.7 million, respectively, and is included in other liabilities in the accompanying consolidated statements of condition. The plans’ compensation expense of approximately $708,000, $786,000 and $1,133,000 is included in the accompanying consolidated statements of income for the years ended December 31, 2006, 2005, and 2004, respectively.

In connection with the benefit plans, the Company has purchased life insurance policies on the lives of the executives, directors, and divisional officers. The Company is the owner and beneficiary of the policies. The Company has entered into split dollar arrangements with certain executives, which share death benefit proceeds with those executives. The cash surrender values of the policies were approximately $49.7 million and $46.2 million as of December 31, 2006 and 2005, respectively.

In September 2006 the Financial Accounting Standard’s Board Emerging Issues Task Force (EITF) issue No. 06-4 Accounting for Deferred Compensation and Post Retirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements stated that Companies should recognize a liability for the future benefits relating to post retirement benefits of split dollar life insurance arrangements in accordance with Statement 106. The EITF believes that a liability has not been settled through the purchase of a typical split dollar life insurance arrangement. The effective date for this accounting is for fiscal years beginning after December 15, 2007.

Stock Option Plans. The Company maintains stock option plans for both officers and directors. Common shares issued relating to the exercise of stock options are obtained from authorized shares. In April 1997, the stockholders approved the 1997 stock option plan for key employees (the 1997 Plan). The 1997 Plan allows for the granting of options to purchase 1,070,000 shares of the Company’s common stock at option prices to be no less than the fair market value of the stock on the date such options are granted. Options typically have a seven to ten-year term and vest ratably over a five-year period. At December 31, 2006, there were 78,554 shares available for grant under the 1997 Plan.

In June 2003, the stockholders approved a non-qualified stock option plan for non-employee directors (the 2003 Directors Plan). The 2003 Directors Plan allows for the granting of options to purchase 250,000 shares of the Company’s common stock at an option price to be no less than the fair market value of the stock on the date such options are granted. Options granted under this plan vest immediately and have a term not to exceed ten years. The plan provides for a grant of 3,000 options per year to each non-employee director who is a director on the day immediately after each annual meeting of stockholders. In addition, the plan allows for the granting of stock options to new non-employee directors. At December 31, 2006, there were 130,000 shares available for grant under the 2003 Director Plan.

In June 2005, the stockholders approved an equity incentive plan for employees and directors (the 2005 Plan). The 2005 Plan allows for granting of options, restricted stock awards and other stock-based awards with respect to 500,000 shares of the Company’s common stock. Of the 500,000 shares of the Company’s common stock available in the plan, up to 250,000 may be granted in the form of restricted stock. Option terms are limited to a maximum of 10 years. The vesting terms of options or restricted stock granted under this plan are determined by a committee designated by the Company’s board of directors to oversee this plan. No options or restricted stock awards have been made from this plan as of December 31, 2006. At December 31, 2006 there were 500,000 shares available for grant under the 2005 plan.

The tables below list the activity in the Company’s stock option plans for each of the years in the three-year period ended December 31, 2006:

1997 Plan	Shares	Weighted Average Exercise Price
Balance, December 31, 2003	886,478	$14.45
Shares:
Granted	47,500	28.51
Exercised	51,487	14.38
Expired	52,120	19.00
Balance, December 31, 2004	830,371	$14.97
Shares:
Granted	48,000	34.37
Exercised	90,404	14.56
Expired	14,584	28.00
Balance, December 31, 2005	773,383	$15.98
Shares:
Granted	12,000	35.32
Exercised	125,068	15.95
Expired	980	11.70
Balance, December 31, 2006	659,335	$16.34
Shares exercisable as of December 31, 2006	647,334	$15.99

2003 Director Plan	Shares	Weighted Average Exercise Price
Balance, December 31, 2003	24,000	$18.96
Shares:
Granted	30,000	24.54
Exercised	3,000	24.54
Balance, December 31, 2004	51,000	$21.91
Shares:
Granted	36,000	34.25
Exercised	3,000	34.23
Balance, December 31, 2005	84,000	$27.31
Shares:
Granted	30,000	36.34
Exercised	15,000	24.25
Expired	3,000	34.25
Balance, December 31, 2006	96,000	$30.39
Shares exercisable as of December 31, 2006	96,000	$30.39

The table below lists information on stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Shares Exercisable at Period End	Weighted Average Exercise Price
$9.50 - $11.22	273,811	3.82	$10.93	273,811	$10.93
$11.25 - $17.68	266,874	1.64	16.55	266,874	16.55
$18.47 - $24.54	76,900	4.29	21.19	76,900	21.19
$24.85- $36.34	137,750	5.69	33.81	125,750	33.66
	755,335	3.43	$18.13	743,334	$17.85

Cash received from stock option exercises for the years ended December 31, 2006, 2005 and 2004 was $2.4 million, $1.4 million and $813,000, respectively. The associated tax benefit realized relating to stock option exercises for the years ended December 31, 2006, 2005 and 2004 was $580,000, $296,000 and $152,000, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $2.8 million, $1.8 million and $679,000, respectively.

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

On June 23, 2000, the Company completed the private placement of 68,500 units, each unit consisting of 10 shares of common stock and one common stock purchase warrant. The warrants have an expiration date of June 23, 2010 and a purchase price of $12.00 per share. During 2006, there were 3,500 units exercised leaving 65,000 units outstanding at December 31, 2006 relating to this offering.

On October 15, 2003, the Company filed a registration statement for a new Dividend Reinvestment and Stock Purchase Plan and offered reinvestment of dividends starting with the fourth quarter 2003 dividend. In conjunction with the reinvestment of dividends, the Company issued 11,693, 11,138 and 16,871 shares for the years ended December 31, 2006, 2005 and 2004, respectively.

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

In November 2005, the ESOP purchased 64,175 shares of common stock for approximately $2,250,000. The ESOP funded the transaction by borrowing $2,250,000 from an unaffiliated financial institution. The remaining balance of this loan at December 31, 2006 was $1,688,000.

ESOP compensation expense is recognized based on the fair value of the stock when it is committed to be released. Compensation expense amounted to $576,000, $668,000, and $522,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The fair value of unallocated shares at December 31, 2006 was $1.8 million. The number of unallocated shares at December 31, 2006 was 48,132. The number of shares allocated as of December 31, 2006 was 210,899.

Unallocated shares are deducted from common shares outstanding for earnings per share purposes with shares that are committed to be released during the year added back into weighted average shares outstanding.

12. OTHER NON-INTEREST EXPENSE

Other non-interest expense included the following:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Marketing	$2,212	$2,224	$1,768
Audit and examination fees	1,607	1,323	1,032
Outside services and processing	1,497	1,773	1,483
Attorneys' fees	1,295	662	393
Communication and postage	1,094	981	938
Stationery and supplies	1,089	941	757
Directors and committee fees	1,045	1,004	1,355
FDIC insurance premium	909	259	239
Insurance	568	563	509
Real estate appraisal fees	299	134	33
Amortization of subordinated debentures expense	273	272	251
Deposit intangible amortization	204	204	204
ORE expense	148	79	5
Other	3,879	3,422	2,800
Total	$16,119	$13,841	$11,767

13. RELATED PARTY TRANSACTIONS

The Company has had and expects to have transactions in the ordinary course of business with many of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with others. For additional information on credit transactions, see Note 4 - Loans and Allowance for Loan Losses. Listed below is a summary of other material relationships or transactions with the Company’s directors, senior officers and other affiliates.

In January 2005, Patrick L. Ryan, the son of Patrick M. Ryan, the Chief Executive Officer of the Holding Company and the Bank, joined the Bank in the position of Senior Vice President and Strategic Planning Officer. In November 2006, Patrick L. Ryan was promoted to First Senior Vice President and Market Manager. His employment agreement with the Bank includes a base salary of $152,000 together with benefits consistent with those provided to other officers of the same level.

In January 2006, the Bank signed a one-year lease effective December 1, 2005 for a temporary location for its Cream Ridge Branch located in Plumsted Township, New Jersey. This temporary lease terminated upon the Bank’s move to a full service branch located on a pad site adjacent to the temporary location. Both facilities are owned by Vernon Holdings 101837 LLC. Christopher S. Vernon, a former director of the Company and the Bank, has an ownership interest in Vernon Holdings 101837 LLC. Under the terms of the temporary lease, the

Bank paid approximately $3,500 per month, which does not include any common area maintenance expenses. On September 15, 2006 the Bank signed a lease with Vernon Holdings 101837, LLC for its permanent branch location in the Cream Ridge Mews Shopping Center in Plumsted Township, New Jersey. This lease provides for an initial term of ten years, as well as two options for renewal terms of five years each. During the first year of the lease, the Bank is obligated to pay monthly fixed rent of $6,250. In each subsequent lease year during the initial term, the fixed rent will increase in proportion to the Consumer Price Index and in each lease year during any renewal terms, will increase by three percent. Throughout the initial term and any renewal terms, the Bank shall be obligated to pay or reimburse the landlord for all real estate taxes and insurance premiums allocated to the leased premise as well as utilities and maintenance expenses. On November 16, 2006, Director Vernon voluntarily resigned from the boards of director of both the Company and the Bank.

In January 2005, the Bank signed a five-year lease with two five-year renewal options for its maintenance department center. This property is owned by Lalor Storage LLC, a limited liability company of which Christopher S. Vernon, a former director of the Company and the Bank, is a member. Under the terms of the lease, the Bank is required to pay $4,984 per month, which includes any common area maintenance expenses. On November 16, 2006, Director Vernon voluntarily resigned from the boards of director of both the Company and the Bank.

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

Except as described in Note 4 - Loans and Allowance for Loan Losses and above, there were no new material loan relationships established in 2006.

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

The contract amounts of off-balance sheet financial instruments as of December 31, 2006 and 2005 for commitments to extend credit were $504.9 million and $500.0 million, respectively. Letters of credit include standby letters of credit and commercial letters of credit. At December 31, 2006 and 2005, the contract amounts were $37.1 million and $30.3 million, respectively.

As part of its normal course of business, the Company issues standby letters of credit as part of an overall lending relationship. These standby letters of credit are primarily related to performance guarantees on real estate development. At December 31, 2006 and 2005, the amount of standby letters of credit outstanding (and the maximum liability of the Company) were $35.7 million and $28.2 million, respectively. The Company typically obtains collateral to secure standby letters of credit. At December 31, 2006 and 2005, collateral securing standby letters of credit was $32.2 million and $22.1 million, respectively, and is available to offset potential losses.

Commitments to extend credit and letters of credit may expire without being drawn upon and, therefore, the total commitment amounts do not necessarily represent future cash flow requirements.

       The Company and the Bank are party, in the ordinary course of business, to litigation involving collection matters, contract claims and other miscellaneous causes of action arising from their business. Management does not consider that any such proceedings depart from usual routine litigation. In March 2006, certain shareholders of the Company commenced an action in the Superior Court of New Jersey against the Bank, its directors and certain former directors. The plaintiffs sought to have the Company’s by-law regarding director qualifications invalidated, to have certain individuals qualified to serve as directors and to have four members of the Company’s board of directors stand for election at the 2006 annual meeting of shareholders. In December 2006, the court upheld the validity of the director qualification by-law, the disqualification of one of the plaintiffs from service on our board of directors and the results of the election at our 2006 annual meeting of shareholders. However, the court concluded that the board lacked compelling justification to reduce the size of the board and granted plaintiffs reimbursement for the cost of the proxy contest and the reasonable costs of the initial order to show cause phase of the litigation. Plaintiffs have claimed costs of approximately $162,000. In management’s judgment, the Company’s consolidated financial condition and results of operations will not be adversely affected by the final outcome of any of these pending legal proceedings.

15. REGULATORY MATTERS

The Company and the Bank are subject to risk-based capital guidelines administered by Federal banking agencies. The guidelines are designed to make regulatory capital requirements more sensitive to risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the guidelines, assets and certain off-balance sheet items are assigned to broad risk categories, each with applicable weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and certain off-balance sheet items. The guidelines require all banks and bank holding companies to maintain a minimum ratio of total risk-based capital to total risk-weighted assets of 8%, maintain a minimum ratio of Tier 1 capital to total risk-weighted assets of 4% and Tier 1 capital to average total assets of 4%. Capital amounts and classifications are also subject to qualitative judgment by Federal banking agencies concerning components, risk weightings and other factors. Failures to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on the consolidated financial statements.

The following tables presents the Company’s and Bank’s actual capital amounts and ratios:

	Per Regulatory Guidelines
	Actual		Minimum		"Well Capitalized"
(amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Company
Total capital (to risk-weighted assets)	$276,336	12.3%	$180,254	8.0%	$225,318	10.0%
Tier 1 capital (to risk-weighted assets)	251,772	11.2	90,127	4.0	135,191	6.0
Tier 1 capital (to average assets)	251,772	8.8	114,040	4.0	142,550	5.0

Bank
Total capital (to risk-weighted assets)	$250,972	11.2%	$179,250	8.0%	$224,062	10.0%
Tier 1 capital (to risk-weighted assets)	226,408	10.1	89,625	4.0	134,437	6.0
Tier 1 capital (to average assets)	226,408	8.0	113,786	4.0	142,233	5.0

As of December 31, 2005:
Company
Total capital (to risk-weighted assets)	$269,898	11.8%	$182,717	8.0%	$228,396	10.0%
Tier 1 capital (to risk-weighted assets)	247,195	10.8	91,358	4.0	137,037	6.0
Tier 1 capital (to average assets)	247,195	8.3	118,916	4.0	148,644	5.0

Bank
Total capital (to risk-weighted assets)	$248,817	10.9%	$181,767	8.0%	$227,208	10.0%
Tier 1 capital (to risk-weighted assets)	226,114	9.9	90,883	4.0	136,325	6.0
Tier 1 capital (to average assets)	226,114	7.6	118,662	4.0	148,327	5.0

On August 31, 2005, the Bank entered into a formal agreement with the OCC regarding the conduct of certain of its operations, maintaining specified capital levels, obtaining prior approvals of dividend payments, and addressing other concerns identified in the OCC’s Report of Examination for the examination that commenced on January 3, 2005. In addition, the agreement requires the Bank to achieve and maintain a total risk-based capital ratio of at least 10.75%, a Tier 1 risk-based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. The Company completed an $8.7 million private offering of its common stock in November 2005, of which substantially all of the proceeds were contributed to the Bank in order to ensure compliance with all required capital ratios and the Bank was in compliance with all required capital ratios at December 31, 2006.

Under the agreement, the Bank is not deemed to be “well capitalized” for certain regulatory purposes. Such capital category may not, however, accurately represent the Bank’s general financial condition or prospects. In addition, as a result of this agreement, the Company has elected to decertify as a financial holding company under the Bank Holding Company Act. The Company is not currently engaged in any activities for which it is required to be a financial holding company.

In January 2006, the Company received a supervisory letter from its primary regulator the Federal Reserve Bank of Philadelphia. That letter requires that the Company obtain prior approval before declaring and paying dividends to shareholders. The Federal Reserve Bank of Philadelphia approved each quarterly dividend payment in 2006. In February 2007, the Federal Reserve Bank of Philadelphia approved the first quarter dividend payment to shareholders.

The principal source of funds for the Company is dividends from the Bank. There are various legal and regulatory limits on the extent to which banking subsidiaries can finance or otherwise provide funds to their holding companies. Permission from the Office of the Comptroller of the Currency (OCC) is required if the total of dividends declared in a calendar year exceeds the total of the Bank’s net profits, as defined by the OCC, for that year, combined with its retained net profits for the two preceding years. In addition, if the Company were to defer payments on the subordinated debentures used to fund payments on its trust preferred securities, it would be unable to pay dividends on its common stock until the deferred payments were made. The retained net profits of the Bank available for dividends were approximately $15.3 million as of December 31, 2006.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 “Disclosure About Fair Value of Financial Instruments” (SFAS 107) requires the Company to disclose the estimated fair value for its financial instruments. Fair value estimates are made at a specific point in time, based on relevant market data and information about the financial instruments. SFAS 107 has no effect on the financial position or results of operations in the current year or any future period. Furthermore, the fair values disclosed under SFAS 107 are not representative of the total value of the Company. The following fair value estimates, methods and assumptions were used to measure the fair value of each class of financial instruments for which it is practical to estimate that value:

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

Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial real estate, commercial and industrial, residential mortgage and other consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.

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

The estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2006
(in thousands)	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$33,620	$33,620
Interest bearing deposits	32,358	32,358
Securities available for sale	402,641	402,641
Investment securities	96,072	98,307
Loans, net	1,948,318	1,946,783
Financial Liabilities:
Deposits	2,003,283	1,999,597
Borrowed funds	337,281	336,442
Subordinated debentures	62,892	65,321

	December 31, 2005
(in thousands)	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$63,486	$63,486
Interest bearing deposits	16,408	16,408
Securities available for sale	741,668	741,668
Investment securities	89,026	90,611
Loans, net	1,950,137	1,934,274
Financial Liabilities:
Deposits	1,972,717	1,966,351
Borrowed funds	718,120	737,296
Subordinated debentures	62,892	66,007

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

17. PARENT COMPANY INFORMATION

The condensed financial statements of the parent company only are presented below:

Condensed Statements of Condition

	Year Ended December 31,
(in thousands)	2006	2005
Assets:
Cash	$16,356	$13,633
Securities available for sale	5,992	5,328
Investment in subsidiaries	221,394	217,366
Other assets	8,401	6,992
Total Assets	$252,143	$243,319
Liabilities and Stockholders' Equity:
Other liabilities	$1,469	$719
Obligation for ESOP	1,688	2,250
Subordinated debentures	62,892	62,892
Stockholders' equity	186,094	177,458
Total Liabilities and Stockholders' equity	$252,143	$243,319

Condensed Statements of Income

	Year Ended December 31,
(in thousands)	2006	2005	2004
Operating Income:
Dividends from subsidiary	$10,207	$9,832	$3,970
Interest income	174	154	113
Other income	721	402	405
Total Operating Income	11,103	10,388	4,488
Operating Expense:
Interest expense	5,650	4,784	3,738
Other expense	2,527	1,828	1,306
Total Operating Expense	8,177	6,612	5,044
Income (loss ) before taxes and equity in undistributed income of subsidiaries	2,926	3,776	(556)
Federal income tax benefit	(2,371)	(1,917)	(1,439)
Income before equity in undistributed income of subsidiaries	5,296	5,693	883
Equity in undistributed income of subsidiaries	(31)	15,241	17,642
Net Income	$5,265	$20,934	$18,525

Condensed Statements of Cash Flows

	Year ended December 31,
(in thousands)	2006	2005	2004
Cash Flows from Operating Activities:
Net Income	$5,265	$20,934	$18,525
Adjustments:
(Increase) decrease in other assets	(808)	4,615	(7,881)
Equity in undistributed income of subsidiaries	31	(15,241)	(17,642)
Increase in other liabilities	200	440	329
Net Cash Provided by (Used in) Operating Activities	4,688	10,748	(6,669)
Cash Flows from Investing Activities:
Purchase of securities available for sale	(297)	—	(3,449)
Investment in subsidiaries	—	(20,150)	—
Net Cash Used by Investing Activities	(297)	(20,150)	(3,449)
Cash Flows from Financing Activities:
(Decrease) increase in obligation for ESOP	(562)	1,873	(378)
Proceeds from issuance of subordinated debentures	—	—	15,464
Proceeds from shares issued	3,955	11,137	1,794
Dividends paid	(5,061)	(4,898)	(4,817)
Net Cash (Used in) Provided by Financing Activities	(1,668)	8,112	12,063
Net increase (decrease) in cash	2,723	(1,290)	1,945
Cash as of beginning of year	13,633	14,923	12,978
Cash as of end of year	$16,356	$13,633	$14,923

18. DERIVATIVE FINANCIAL INSTRUMENTS

The use of derivative financial instruments creates exposure to credit risk. This credit risk relates to losses that would be recognized if the counterparties fail to perform their obligations under the contracts. To mitigate this exposure to nonperformance, the Company only deals with counterparties of good credit standing and establishes counterparty credit limits. As part of the Company’s interest rate risk management process, the Company periodically enters into interest rate derivative contracts. Interest rate derivative contracts are typically used to limit the variability of the Company’s net interest income that could result due to shifts in interest rates. These derivative interest rate contracts may include interest rate swaps, caps, and floors and are used to modify the repricing characteristics of specific assets and liabilities. At December 31, 2005 the Company’s position in derivative contracts consisted entirely of interest rate swaps. The Company had no derivative contracts outstanding at December 31, 2006.

The following table details the interest rate swaps and associated hedged liabilities outstanding as of December 31, 2005.

Maturity	Hedged	Notional	Swap Fixed	Swap Variable
(dollars in thousands)	Liability	Amounts	Interest Rates	Interest Rates
Pay floating Swaps
2006	Time Deposits	$125,000	3.10% - 2.73%	4.31% - 4.42%

During 2004, the Company issued two-year fixed-rate certificates of deposit to fund loan growth and generate liquidity. In conjunction with the certificate of deposit issuance, the Company entered into $125.0 million in pay floating swaps designated as fair value hedges that were used to convert fixed rate two year final maturity time deposits to variable rates indexed to one month and three month LIBOR, based on common notional amounts and maturity dates. The pay floating swaps changed the repricing characteristics of the certificates of deposit from fixed rate to floating rate. The result was a better match between the repricing characteristics of the certificates of deposit with floating rate commercial loans the Company made in 2004. These transactions increased interest expense by approximately $1,530,000 for the year ended December 31, 2006 and by approximately $412,000 for the year ended December 31, 2005. The amount of hedge ineffectiveness recorded in non-interest expense in the consolidated statements of income on these transactions for the year ended December 31, 2005 was less than $1,000. The fair value of the pay floating swaps outstanding at December 31, 2005 was $1,442,000 and was recorded in other liabilities in the consolidated statements of condition. The Company had no derivative contracts outstanding at December 31, 2006.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Yardville National Bancorp:

We have audited the accompanying consolidated statements of condition of Yardville National Bancorp and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Yardville National Bancorp and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

(KPMG SIGNATURE)
Short Hills, New Jersey
March 30, 2007

EXHIBIT INDEX

Exhibit Number		Description
3.1	(A)
Restated Certificate of Incorporation of the Company, as corrected by the Certificate of Correction thereto filed on July 6, 1995 and as amended by the Certificate of Amendment thereto filed on March 6, 1998.

3.2	(B)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company filed on June 6, 2003.
3.3	(C)	Amended and Restated By-Laws of the Company
4.1	(D)	Specimen Share of Common Stock
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

E -1

Exhibit Number		Description
10.1	(E)	Employment Contract between the Bank and Kathleen O. Blanchard*
10.2	(F)	Employment Agreement among Registrant, the Bank, and Stephen F. Carman*
10.3	(F)	Employment Agreement among Registrant, the Bank, and Jay G. Destribats*
10.4		Employment Agreement between the Bank and Edward J. Dietzler*
10.5	(E)	Employment Contract between the Bank and Brian K. Gray*
10.6	(E)	Employment Contract between the Bank and Howard N. Hall*
10.7	(F)	Employment Agreement among Registrant, the Bank, and Timothy J. Losch*
10.8	(G)	Employment Contract between the Bank and Daniel J. O’Donnell*
10.9	(H)	Employment Contract between the Bank and Joanne C. O’Donnell*
10.10	(F)	Employment Agreement among Registrant, the Bank, and Patrick M. Ryan*
10.11		Employment Agreement between the Bank and Patrick L. Ryan*
10.12	(E)	Employment Contract between the Bank and John P. Samborski*
10.13	(I)	Employment Agreement among Registrant, the Bank, and F. Kevin Tylus*
10.14	(F)	Employment Agreement among Registrant, the Bank, and Stephen R. Walker*
10.15	(E)	Second Amended and Restated Supplemental Executive Retirement Plan*
10.16	(B)	Amendment to the Second Amended and Restated Supplemental Executive Retirement Plan
10.17	(J)	Amendment to the Second Amended and Restated Supplemental Executive Retirement Plan
10.18		Amendment to the Second Amended and Restated Supplemental Executive Retirement Plan
10.19	(A)	1988 Stock Option Plan*
10.20	(K)	Directors’ Deferred Fee Plan*
10.21	(L)	1997 Stock Option Plan and Form of Stock Option Agreement*
10.22		Amended and Restated Yardville National Bank Employee Stock Ownership Plan*
10.23	(M)	Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors*
10.24		Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors — Form of Stock Option Agreement*
10.25	(N)	2005 Equity Incentive Plan*
10.26	(E)	Real property lease between Crestwood Construction, LLC and the Bank dated May 25, 1998
10.27		Real property lease between Danch Farm, LLC and the Bank dated January 18, 2006
10.28	(O)	Real property sublease between the Bank and Samuel Marrazzo and Margaret Marrazzo, predecessors in interest to Serenity Point LLC, for our branch located at 1400 Parkway Avenue, Ewing, New Jersey
10.29	(E)	Real property lease between the Bank and Lalor Storage LLC for our maintenance center
10.30	(B)	Real property lease between the Bank and Vernon Holdings 101837 LLC for the lease of our temporary location at 403 Route 539, Cream Ridge, New Jersey
10.31	(P)	Real property lease between the Bank and Vernon Holdings 101837 LLC for the lease of our branch located at 403 Route 539, Cream Ridge, New Jersey
10.32	(E)	Yardville National Bank’s Change in Control Severance Compensation Plan*
21		List of Subsidiaries of the Registrant
23		Consent of KPMG, LLP
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Vice President and Treasurer
99.1	(Q)	Agreement by and between the Bank and the Office of the Comptroller of the Currency

E -2

Exhibit Number	Description
(A)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on May 2, 2003
(B)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006
(C)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2006, filed with the SEC on January 31, 2006
(D)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-78050)
(E)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 31, 2005
(F)	Incorporated by reference to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2004, filed with the SEC on December 13, 2004
(G)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 9, 2005
(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, filed with the SEC on August 15, 2005
(I)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the SEC on November 9, 2004
(J)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed with the SEC on August 9, 2006
(K)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 15, 2004
(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-28193), filed with the SEC on May 30, 1997
(M)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders, filed with the SEC on April 30, 2003
(N)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders, filed with the SEC on May 6, 2005
(O)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed with the SEC on May 10, 2004
(P)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on November 9, 2006
(Q)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2005, filed with the SEC on September 2, 2005
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.