Form 10-K/A
period 2006-12-31
YARDVILLE NATIONAL BANCORP
filed 2007-05-10
CIK 787849

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
☐ Yes                                ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                                Accelerated filer ☑                                           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes☑ No

The aggregate market value of voting common stock held by non-affiliates, computed using the closing sales price on the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006), was $260,958,414.

An aggregate of 11,081,409 shares of common shares were outstanding as of March 22, 2007

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A amends Yardville National Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007.  Specifically, this amendment amends Part III, Item 11, to revise the presentation of pension benefits and the change in pension value to reflect accrued benefits, as opposed to the accrued liability for projected benefits, and to reflect full years of service, as opposed to rounded years of service, to make conforming changes to the summary compensation table, to correct and revise the presentation of certain amounts set forth in the table of potential payments upon termination or change-in-control, to add and revise certain footnotes to the executive compensation tables, and to correct certain other typographical errors and similar items in Part III. We have not amended or updated any other information included in the Form 10-K filed March 30, 2007.

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

Elbert G. Basolis, Jr. has served as Vice Chairman of the Board of the Company and the Bank since 2002. Mr. Basolis is President and an Owner of Garrison Enterprises Inc., an underground utility contracting business, established in 1963.

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

Samuel D. Marrazzo is the owner and operator of Marrazzo’s Market in Ewing, New Jersey. Mr. Marrazzo is also a member of the Executive Committee of Retail Marketing Group, LLC, an organization of supermarket owners with oversight responsibility for negotiation and implementation of supply agreements worth more than $120 million per year.

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

No director was selected pursuant to any arrangement or understanding between him and any other person or persons.

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

See page 3 for a description of the business background of Messrs. Destribats, Ryan and Tylus.

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

We ground our compensation philosophy on three basic principles:

•
Meeting the Demands of the Market - Our goal is to compensate our employees at competitive levels that position us as an employer of choice among our peers who provide similar financial services in the markets we serve.

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

Retirement Benefits; Employee Welfare Benefits. We offer our employees tax-qualified retirement and savings plans. Our primary retirement vehicles include our employee stock ownership plan and our 401(k) plan; however, effective for 2007, our named executive officers are no longer eligible to participate in the employee stock ownership plan. In addition to retirement programs, we provide our employees with coverage under medical, dental, life insurance and disability plans on terms consistent with industry practice. We also provide employees with access to a flexible spending plan to pay their share of the cost of such coverage on a pre-tax basis. Certain of our officers, including our CEO and COO, have entered into split dollar life insurance agreements that provide additional life insurance protection while employed by the company.

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

During 2006, the Compensation Committee met 13 times, including 13 executive sessions attended by Committee members only. The members of the Committee included George D. Muller, Chairperson, Elbert G. Basolis, Jr., James E. Bartolomei and Anthony M. Giampetro, M.D.

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

Role of the Compensation Consultant

Since 2005, the Compensation Committee has worked with independent compensation consultants at Pearl Meyer & Company, a division of Clark Consulting, to benchmark our compensation program against our peers and to afford us their expertise in structuring our compensation program. The Committee has also retained Muldoon Murphy & Aguggia, LLP as counsel to the Committee to provide executive compensation and benefits advice. These advisors are retained directly by the Committee and serve at the pleasure of the Committee. From time to time, the Committee also reviews with Pearl Meyer consultants developments in the compensation area to ensure that our program is consistent with prevailing practice in our industry. During 2006, Pearl Meyer prepared a comprehensive executive compensation review that covered all aspects of compensation for our senior management team, including our CEO, CFO and other named executive officers. In 2006, representatives of Pearl Meyer attended four Committee meetings, either in person or by telephone.

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

We set the exercise price of stock options solely by reference to the applicable provisions of our stock compensation plans. Under our current plan, which was approved by shareholders in 2005, the exercise price of an option is equal to the closing sale price of our stock on the grant date. The grant date is generally the date of Committee action. To date, no awards have been made under our current equity plan.

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

2006 Compensation Program Highlights

Base Salary Adjustments

In 2006, consistent with our continuing emphasis on variable compensation as a significant component of total compensation, the base annual salaries of our named executive officers were maintained without increase except for Mr. O'Donnell. During 2006 Mr. O'Donnell’s salary was adjusted to reflect his additional responsibilities and to make his salary commensurate with industry peer levels. In 2007, Mr. Ryan and Mr. Destribat's base annual salary was maintained without increase while Mr. Tylus, Mr. Carman and Mr. O'Donnell received minimum or cost-of-living adjustments.

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

The following tables set forth certain information regarding the compensation of our named executive officers.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)

Patrick M. Ryan	2006	460,000	27,600	336,040	22,613	846,253
Chief Executive Officer of the Company and the Bank
Stephen F. Carman	2006	202,000	22,725	38,933	15,008	278,666
Vice President and Treasurer of the Company, Executive Vice President and Chief Financial Officer of the Bank
F. Kevin Tylus	2006	315,000	46,856	97,694	195,857	655,407
President and Chief Operating Officer of the Company and the Bank

Jay G. Destribats	2006	270,000	4,536	174,734	31,176	480,446
Chairman of the Company and the Bank
Daniel J. O’Donnell	2006	185,000	29,563	-0-	12,197	226,760
Secretary of the Company, Executive Vice President and Chief Legal Counsel of the Bank

(1)  For Messrs. Ryan, Carman, and Destribats, the amounts set forth reflect the aggregate change in the actuarial present value of the named executive officer’s accumulated benefit under our SERP from December 31, 2005 to December 31, 2006. Mr. O’Donnell became a participant in the SERP in May 2006. Due to the fact that Mr. O’Donnell has less than one year of service under the SERP at December 31, 2006, he did not have an accumulated benefit as of such date. For Mr. Tylus, the amount set forth includes $91,149 as a result of the aggregate change in the actuarial present value of Mr. Tylus’s accumulated benefit under our SERP from December 31, 2005 to December 31, 2006. For this purpose, in accordance with SEC rules, the present value was determined using the same assumptions applicable for valuing SERP benefits for purposes of our financial statements. See “Pension Benefits” below. The balance of the amount set forth for Mr. Tylus is $6,545 attributable to above-market earnings on Mr. Tylus’s balance under the Directors’ Deferred Fee Plan, which results from the period during which Mr. Tylus was a non-employee director. Under the terms of the Directors’ Deferred Fee Plan, interest is credited at the prime rate plus two percent. During 2006, interest was credited at 9.25%.

(2)                 All other compensation consists of the following amounts.

Name	Year	Company Matching 401(k) Contributions	Group Term Replacement Insurance(a)	ESOP(b)	Payments For Unused Sick and Vacation	Other Contractual Payments(c)	Perquisites(d)	Compensation ($)

Patrick M. Ryan	2006	7,500	3,207	8,368	3,538	-	-	22,613
Stephen F. Carman	2006	6,230	463	6,761	1,554	-	-	15,008
F. Kevin Tylus	2006	7,500	-	8,368	2,423	167,000	10,566	195,857
Jay G. Destribats	2006	5,631	7,014	8,368	-	-	10,163	31,176
Daniel J. O’Donnell	2006	5,637	368	6,192	-	-	-	12,197

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

2006 Grants of Plan-Based Awards

		Estimated Future Payouts
		Under Non-Equity Incentive
		Plan Awards

	Grant	Threshold	Target	Maximum
Name	Date	($)	($)	($)

Patrick M. Ryan	10/17/06	138,000	184,000	230,000
Stephen F. Carman	10/17/06	45,450	60,600	75,750
F. Kevin Tylus	10/17/06	82,845	110,250	137,970
Jay G. Destribats	10/17/06	30,510	40,500	50,760
Daniel J. O’Donnell	10/17/06	41,625	55,500	69,375

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

Outstanding Equity Awards At December 31, 2006

	Number of
	Securities
	Underlying
	Unexercised	Option	Option
	Options (#)	Exercise	Expiration
Name	Exercisable	Price ($)	Date
Patrick M. Ryan	52,926	$17.20	2/4/2008
	70,856	$10.94	12/20/2010

Stephen F. Carman	32,800	$17.20	2/4/2008
	20,000	$10.94	12/20/2010

F. Kevin Tylus	25,000	$29.80	10/7/2014

Jay G. Destribats	41,000	$17.20	2/4/2008
	50,000	$10.94	12/20/2010

Daniel J. O’Donnell	6,000	$12.06	1/2/2011

2006 Pension Benefits

Name	Plan Name (1)	Number of Years Credit Service (#)(2)	Present Value of Accumulated Benefits ($)(3)
Patrick M. Ryan	SERP	12	3,015,034
Stephen F. Carman	SERP	10	305,091
F. Kevin Tylus	SERP	1	91,149
Jay G. Destribats	SERP	12	2,862,918
Daniel J. O’Donnell	SERP	-0-	-0-

(1)
The above table provides estimates of the present value of benefits the Executives have accumulated under the Second Amended and Restated Supplemental Executive Retirement Plan of Yardville National Bank, as of December 31, 2006.

(2)
The number years of credit service reflects the number of years since the named executive officers’ respective eligibility dates. Each of the named executive officers has a greater number of years of service to the Company and the Bank. Mr. O’Donnell became a participant in the SERP in May 2006.  Due to the fact that Mr. O’Donnell has less than one year of service under the SERP at December 31, 2006, he did not have an accumulated benefit as of such date.

(3)
The present value of accumulated benefits is determined based on the respective named executive officer’s estimated retirement benefit at normal retirement age, which is equal to a specified percentage (ranging from 40% to 60% depending on the individual participant) of the named executive officer’s average cash compensation in the three calendar years out of the then-current year and the five years proceeding his retirement that produce the highest average. The benefit is payable, at the participant’s election, in the form of 180 monthly installment payments or an actuarially equivalent lump sum. Each participant has elected a lump sum. An Internal Revenue Code section 417(e) interest rate of 4.73% (the November 2005 30-year Treasury Bond yield) was used to convert the installment payments to a lump sum, and a FAS 87 interest rate of 5.5% and no pre-retirement mortality was assumed in discounting deferred payments in determining the present value of accumulated benefits.

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

Name	Termination Event [1]	Lump Sum Severance ($) [2]		Continued Health and Life Insurance Coverage (present value) ($) [3]		Incremental Pension Benefit (present value) ($) [4]		Tax Gross-up Payment ($) [5]		Total ($)
Patrick M. Ryan	Death [6]	0		0		1,000,483	[7]	0		1,000,483

	Disability [8]	0		33,032	[9]	1,719,818	[10]	0		1,752,850

	Voluntary [11]	0		0		0	[12]	0		0

	Without Cause or With Good Reason [13]	1,208,065	[14]	39,721	[9]	0	[12]	0		1,247,786

	Change in Control [15]	2,213,607	[2]	39,721	[9]	1,000,483	[16]	911,291	[17]	4,165,102

Stephen F. Carman	Death [6]	0		0		673,602	[7]	0		673,602

	Disability [8]	0		31,489	[9]	2,013,242	[10]	0		2,044,731

	Voluntary [11]	0		0		0	[12]	0		0

	Without Cause or With Good Reason [13]	388,025	[14]	31,489	[9]	0	[12]	0		419,513

	Change in Control [15]	711,000	[2]	31,489	[9]	673,602	[16]	390,868	[17]	1,806,959

F. Kevin Tylus	Death [6]	0		0		2,470,633	[7]	0		2,470,633

	Disability [8]	0		33,646	[9]	4,968,291	[10]	0		5,001,937

	Voluntary [11]	0		0		0	[12]	0		0

	Without Cause or With Good Reason [13]	772,785	[14]	33,646	[9]	0	[12]	0		806,430

	Change in Control [15]	1,416,018	[2]	33,646	[9]	2,470,633	[16]	1,518,325	[17]	5,438,622

Jay G. Destribats	Death [6]	0		0		0	[7]	0		0

	Disability [8]	0		0		0	[10]	0		0

	Voluntary [11]	0		0		0	[12]	0		0

	Without Cause or With Good Reason [13]	745,345	[14]	21,042		0	[12]	0		766,387

	Change in Control [15]	1,365,738	[2]	21,042		0	[16]	550,550	[17]	1,937,330

Daniel J. O'Donnell	Death [6]	0		0		818,074	[7]	0		818,074

	Disability [8]	0		31,204	[9]	2,723,328	[10]	0		2,754,531

	Voluntary [11]	0		0		0	[12]	0		0

	Without Cause or With Good Reason [13]	337,191	[14]	31,204	[9]	0	[12]	0		368,395

	Change in Control [15]	643,689	[2]	31,204	[9]	818,074	[16]	636,704	[17]	2,129,687

Potential Payments Upon Termination of Employment

(1)
The following chart provides an estimate of certain payments due Messrs. Ryan, Carman, Tylus, Destribats, and O’Donnell upon certain hypothetical Termination Events.  Although these events have not occurred, for purposes of the estimates we have assumed the Termination Events occurred on December 31, 2006.

(2)
 Under the Change-in-Control provisions of the Employment Agreements of Messrs. Ryan, Carman, Tylus, Destribats, and O’Donnell, if the Company or the Bank terminates the Executive’s employment “Without Just Cause” or the Executive voluntarily terminates his employment “With Good Reason” within six (6) months before or three (3) years after a Change-in-Control, the Executive is entitled to severance pay equal to three (3) times the sum of the Executive’s highest annual rate of base salary during the thirty-six (36) month period preceding the effective date of the Change-in-Control and the highest annual bonus or similar incentive compensation paid to the Executive or accrued on the Executive’s behalf during the three (3) most recently completed calendar years preceding the Change-in-Control.  If at any other time the Executive is terminated Without Just Cause or the Executive terminates With Good Reason, the Executive receives his annual base pay and the bonus that would have been paid for the remaining term of the Employment Agreement, determined by reference to the highest annual rate of base pay in effect in any of the twelve (12) months immediately preceding the date of termination and the highest annual cash bonus paid in any of the three (3) preceding calendar years.

(3)
Under the Employment Agreements of Messrs. Ryan, Carman, Tylus, Destribats, and O’Donnell, the Executive shall for a thirty-six (36) month period, continue to participate in any benefits plans of the Company and the Bank that provide health (including medical and dental) or life insurance or similar coverage under the same terms and conditions if the Executive’s employment is terminated by the Company or the Bank Without Just Cause or by the Executive With Good Reason.  Under the Employment Agreements, during the Executive’s Disability, the Executive and his dependents shall, to the greatest extent possible, continue to be covered under all benefit plans (including, without limitation, retirement plans, and medical, dental and life insurance plans) of the Company and the Bank on the same terms and conditions until the earlier of:  (i) date of Executive’s death; (ii) the date he attains age 65; or (iii) three (3) years.

(4)
The Second Amended and Restated Supplemental Executive Retirement Plan (“SERP”) provides benefits based on a stated target percentage of the Executive’s highest annual compensation received during the three (3) calendar years out of the current and preceding five (5) calendar years.  The stated target percentages are:  60% for Messrs. Ryan, Tylus and Destribats, and 40% for Messrs. Carman and O’Donnell.  The Executive vests in the full SERP benefit upon the following events:  (a) attainment of his or her normal retirement age, which ranges from age 60 to age 70, (b) disability, (c) death and (d) Change-in-Control.  Upon the Executive’s termination of employment for any other reason, other than With Cause, the Executive’s vested benefits should be equal to the Executive’s accrued benefit as of the date of termination. The SERP benefit is payable, at the Executive’s election, in the form of one hundred eighty (180) monthly installments or an actuarial equivalent lump sum.  The amount of the Executive’s incremental SERP benefit payable upon a Termination Event, as shown in the table, is the value of the total SERP benefit payable reduced by the Executive’s Present Value of Accumulated Benefit disclosed in the Pension Benefits Table.

(5)
Under the Employment Agreements of Messrs. Ryan, Carman, Tylus, Destribats and O’Donnell, the Executive is entitled to a “Gross-Up Payment” if any payment, benefit or distribution made or provided by the Company or the Bank or for the benefit of the Executive would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, or any interest or penalties incurred because of the excise tax.  The Gross-Up Payment shall be in an amount such that after payment by the Executive of all taxes (including the excise tax and any interest and penalties) imposed on the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the excise tax imposed upon the other payments.  For purposes of determining the Gross-Up Payment, we have assumed that the amount of the Gross-Up Payment has been certified by a public accounting firm.

(6)
The SERP provides the beneficiaries of the Executive a death benefit equal to 100% of the monthly retirement benefit that the Executive would have been entitled to receive, calculated as if the Executive had retired on his or her normal retirement date (without regard to the Executive’s actual age or years of service) immediately prior to his or her death.  The benefit is payable to the beneficiaries in the form elected by the Executive.  Messrs. Ryan, Carman, Destribats, and O’Donnell have entered into split dollar life insurance agreements that provide additional life insurance protection.  The values shown in the table do not reflect the death benefits payable to the named Executive’s beneficiaries by the Company’s insurer.  The economic value of the life insurance coverage for the year 2006 is included in the Summary Compensation Table under the column “All Other Compensation.”

(7)
This figure represents the actuarial present value of the payments to the Executive’s beneficiaries under the SERP, reduced by the Present Value of Accumulated Benefit disclosed in the Pension Benefits Table.  Benefits are determined using the following assumptions:  (i) lump sum values are determined under Internal Revenue Code Section 417(e) using 30 year Treasury Bond yield as of November 2005 of 4.73%; (ii) no pre-retirement mortality; and (iii) a FAS discount rate of 5.50%.

(8)
Under the Employment Agreements of Messrs. Ryan, Carman, Tylus, Destribats, and O’Donnell, “Disability” means the Executive’s suffering a sickness, accident or injury which has been determined by the carrier of any individual or group disability insurance policy or by the Social Security Administration to be a disability rendering the Executive totally or permanently disabled.  In the event of such Disability, the Executive’s obligation to perform services under the Employment Agreement will terminate.

(9)
 The present value of continued health and dental benefits is based on the cost of employer-provided coverage in 2007, the assumption that such cost will increase by 9% effective January 1, 2008 and by 8% effective January 1, 2009, and a discount rate of 6%. The present value of continued life insurance coverage for the Executives for three (3) years is assumed to be equal to three (3) times the annual economic value of insurance coverage described in footnote 2 of the Summary Compensation Table, in the case of Messrs. Ryan, Carman, Destribats, and O’Donnell, or three (3) times the cost of coverage under the Bank’s group-term life insurance plan, in the case of Mr. Tylus. The present value of benefits provided upon Disability is determined in a similar manner, except that Mr. Ryan’s benefits will terminate in less than three (3) years, when he attains age 65, and Mr. Destribats will receive no benefits, because he has already attained age 65. It is assumed that, in case of Disability, no continued benefits will be provided under the Company’s or the Bank’s retirement plans other than the SERP.

(10)
This figure represents the actuarial present value of 100% of the Executive’s final average earnings until his or her normal retirement age, followed by a target retirement benefit commencing at normal retirement age, reduced by the Present Value of Accumulated Benefit disclosed in the Pension Benefits Table.  Benefits are determined using the following assumptions: (I) lump sum values are determined under Internal Revenue Code Section 417(e) using 30 year Treasury Bond yield as of November 2005 of 4.73%; (ii) no pre-retirement mortality; and (iii) a FAS discount rate of 5.50%.

(11)
Under the Employment Agreements of Messrs. Ryan, Carman, Tylus, Destribats and O’Donnell, if the Executive voluntarily terminates employment, the Executive will receive only his compensation, vested rights and employee benefits up to the date of the termination.

(12)
This figure represents the actuarial present value of the Executive’s accrued benefit under the SERP as of the date of termination of employment, deferred until normal retirement age, reduced by the Present Value of Accumulated Benefit disclosed in the Pension Benefits Table. Benefits are determined using the following assumptions: (i) lump sum values are determined under Internal Revenue Code Section 417(e) using 30 year Treasury Bond yield as of November 2005 of 4.73%; (ii) no pre-retirement mortality; and (iii) a FAS discount rate of 5.50%.

(13)
Under the Employment Agreements of Messrs. Ryan, Carman, Tylus, Destribats, and O’Donnell, the Company or the Bank may terminate the Executive’s employment at any time for a reason other than Just Cause (a termination “Without Just Cause”) and the Executive may terminate the Employment Agreement at any time within ninety (90) days following an event constituting “Good Reason”.  Termination “With Just Cause” means termination because of the Executive’s dishonesty, incompetence, willful misconduct, breach of fiduciary duty, failure to perform duties, willful violation of any law or regulation (other than a traffic violation or similar offenses) or material breach of the Employment Agreement.  “Good Reason” generally means termination by the Executive after the Company’s or the Bank’s material breach of any of their respective obligations under the Employment Agreement.

(14)
This figure represents the annual base pay and the bonus that would have been paid to the Executive for the remaining term of the Employment Agreement, determined by reference to the highest annual rate of base pay in effect in any of the twelve (12) months immediately preceding the date of termination and the highest annual cash bonus paid in any of the three (3) preceding calendar years.

(15)
Change-in-Control means any of the following: (1) the Company merges into or consolidates with another corporation, or merges another corporation into the Company and as a result, less than a majority of the combined voting power of the resulting corporation immediately after the merger or consolidation is held by persons who are stockholders of the Company immediately before the merger or consolidation;  (2) acquisition of significant share ownership by the filing of a Schedule 13D or another form or schedule required to be filed under Sections 13D or 14D of the Securities Exchange Act of 1934, if the schedule discloses that the person or persons acting in concert has or have become the beneficial owner of 25% or more of a class of the Company’s voting securities;  (3) during any period of two consecutive years individuals who constitute the Company’s Broad of Directors at the beginning of the two-year period cease for any reason to constitute at least a majority of the Company’s Board of Directors; or (4) the Company sells to a third party all or substantially all of the Company’s assets.  Under the Employment Agreements of Messrs. Ryan, Carman, Tylus, Destribats and O’Donnell, during the twelve (12) month period beginning on the effective date of a Change-in-Control and continuing through the first anniversary of such date, the Executive’s may voluntarily terminate his employment under the Employment Agreement for any reason and such termination shall constitute termination With Good Reason.  Under the SERP, each Executive will vest in his targeted retirement benefit upon a Change-in-Control. Under the SERP, if during the three (3) year period following a Change-in-Control, the employment of an Executive is involuntarily terminated (other than for Cause) or if the Executive’s employment is constructively terminated, the Executive shall be deemed to have retired as of his termination date at or after his or her normal retirement date (without regard to his or her actual age or service as of such date) and shall be entitled to receive a retirement benefit in an amount equal to the Executive’s target benefit (with the target benefit to be determined based on the final average earnings of the Executive as of the date of termination).The values disclosed in the table assume that each Executive is terminated Without Just Cause immediately after the Change-in-Control.

(16)
This figure represents the actuarial present value of the Executive’s SERP benefit, payable immediately, reduced by the Present Value of Accumulated Benefit disclosed in the Pension Benefits Table.  Benefits are determined using the following assumptions:  (i) lump sum values are determined under Internal Revenue Code Section 417(e) using 30 year Treasury Bond yield as of November 2005 of 4.73%; and (ii) no pre-retirement mortality.

(17)
This figure represents the reimbursement to the Executive for the 20% excise tax that will be required for the excess parachute payments, pursuant to IRS regulations and federal and state income and Medicare taxes on the Gross-Up Payment at the assumed aggregate rate of 43.0%.  It is assumed, for this purpose, the amount of the Gross-Up Payment and the assumptions used to determine the amount, have been made by a certified public accounting firm.

Director Compensation

The following table presents certain information regarding the compensation of our directors.

2006 Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Change in Pension Value And Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
James E. Bartolomei	61,900	14,416	3,147	20,950	100,413
Elbert G. Basolis, Jr.	50,100	14,416	15,693	25,050	105,259
Anthony M. Giampetro, M.D.	50,400	14,416	13,558	16,000	94,374
Gilbert W. Lugossy	52,800	14,416	8,574	13,200	88,990
Samuel D. Marrazzo	35,200	14,416	-	-	49,616
Louis R. Matlack, Ph.D.	48,600	14,416	11,166	16,000	90,182
George D. Muller	71,701	14,416	339	8,488	94,944
Martin Tuchman	48,500	14,416	9,724	24,250	96,890
Christopher S. Vernon(5)	31,500	14,416	6,294	13,750	65,960
Robert L. Workman	54,900	14,416	4,126	27,450	100,892

(1)	Includes amounts deferred under the Directors’ Deferred Fee Plan.

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

During 2006, non-employee directors of the Company were paid $100 for each Company Board of Directors meeting attended which was not held on the same day as a Bank Board of Directors meeting, a fee of $1,000 per Bank Board of Directors meeting and an annual retainer fee of $20,000. With respect to meetings of committees of the Board of the Company or the Bank, non-employee members were paid $400 per meeting and chairpersons were paid $500 per meeting, with the exception of the members of the Audit Committee, who were paid $500 per month and the Audit Committee chairperson, who was paid $750 per meeting. On July 26, 2006, the board of directors of the Bank approved a monthly fee of $2,500 for services to be provided by Mr. Muller, as Chairman of the Bank’s Compliance Committee, which services are anticipated to include weekly meetings with management, and the board of directors of the Company approved an annual fee of $6,000 for services to be provided by Mr. Bartolomei as Chairman of the Company’s Audit Committee. The approved fees are in lieu of the additional fees which would have been payable to Messrs. Muller and Bartolomei as Chairman of the Compliance Committee and Audit Committee, respectively.

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

Plan Category	Number of Shares to Be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders(1)	755,335	$18.13	708,554
Equity compensation plans not approved by security holders	—	—	—
Total	755,335	$18.13	708,554
____________

(1)	These plans consist of the Yardville National Bancorp 1997 Stock Option Plan, the 2003 Director Plan and the 2005 Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 22, 2007, the number of shares of Common Stock beneficially owned by:

•	each person who is known by us to be the beneficial owner of more than five percent of the Common Stock outstanding;

•	each director;

•	each named executive officer (as that term is defined on page 13 of this annual report, under the heading “Named Executive officers”); and

•	our directors and all of our executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)(3)(4)	Percent of Common Stock (5)
Lawrence B. Seidman (6)	993,435	8.97%
Private Capital Management (7)	553,658	5.00%
Jeffrey L. Gendell (8)	743,086	6.71%
Jay G. Destribats (9)	194,384	1.74%
Patrick M. Ryan (10)	415,822	3.71%
F. Kevin Tylus (11)	228,417	2.06%
Stephen F. Carman (12)	84,567	*
Daniel J. O’Donnell	7,078	*
James E. Bartolomei	10,131	*
Elbert G. Basolis, Jr. (13)	64,002	*
Anthony M. Giampetro, M.D. (14)	64,919	*
Gilbert W. Lugossy (15)	25,579	*
Samuel D. Marrazzo	37,491	*
Louis R. Matlack, Ph.D. (16)	60,315	*
George D. Muller (17)	11,480	*
Martin Tuchman (18)	588,591	5.28%
Robert L. Workman (19)	10,472	*
Directors and executive officers as a group (22 persons) (20)	1,706,984	14.65%
* Less than 1%

(1)	Unless otherwise indicated, the address of each person identified below is c/o Yardville National Bancorp, 2465 Kuser Road, Hamilton, New Jersey 08690.

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

(3)
Includes shares subject to options granted under the Company’s stock option plans exercisable within sixty (60) days of March 22, 2007, as follows: Mr. Destribats - 91,000 shares; Mr. Ryan - 123,782 shares; Mr. Tylus - 25,000 shares; Mr. Carman - 52,800 shares; Mr. O’Donnell - 6,000 shares; Mr. Bartolomei - 6,000 shares; Mr. Basolis, Jr. - 12,000 shares; Dr. Giampetro - 6,000 shares; Mr. Lugossy - 12,000 shares; Mr. Marrazzo - 9,000 shares; Mr. Matlack - 12,000 shares; Mr. Muller - 6,000 shares; Mr. Tuchman - 12,000 shares; Mr. Workman - 6,000 shares, and all directors and executive officers as a group — an aggregate of 524,732 shares.

(4)
Includes shares in the Yardville National Bank Employee Stock Ownership Plan Trust (the “ESOP”) as follows: Mr. Destribats - 4,252 shares for his own account (and 48,132 shares over which Mr. Destribats, as a trustee of the ESOP, shares voting rights with Mr. Ryan and Mr. Tylus); Mr. Ryan - 4,252 shares for his own account (and 48,132 shares over which Mr. Ryan, as a trustee, shares voting rights with Mr. Destribats and Mr. Tylus); Mr. Tylus - 222 shares for his own account (and 48,132 shares over which Mr. Tylus, as a trustee shares voting rights with Mr. Destribats and Mr. Ryan) Mr. Carman - 3,455 shares for his own account; and Mr. O’Donnell - 1,120 shares for his own account;

(5)
Shares of the Common Stock which a person has a right to acquire pursuant to the exercise of stock options and warrants held by that person that are exercisable within 60 days of March 22, 2007 are deemed to be outstanding for the purpose of computing the percentage ownership of that person, but are not deemed outstanding for computing the percentage ownership of any other person.

(6)
Information with respect to beneficial ownership is based on a Schedule 13D/A filed with the SEC on February 15, 2007 by Lawrence B. Seidman and certain of his affiliates. The address of Lawrence B. Seidman is 100 Misty Lane, Parsippany, New Jersey 07054.

(7)
Information with respect to beneficial ownership is based on a Schedule 13G/A filed with the SEC on February 14, 2007. Private Capital Management’s address is 8889 Pelican Bay Blvd., Naples, Florida 34108.

(8)
Information with respect to beneficial ownership is based on a Form 13F filed with the SEC on February 13, 2007 by Jeffrey L. Gendell and certain of his affiliates. The business address of Jeffrey L. Gendell is 55 Railroad Avenue, 3rd Floor, Greenwich, Connecticut 06830.

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

•
In April 2000, the Bank signed a five-year lease with 3 five-year renewal options for its branch in Marrazzo’s Thriftway in West Trenton, New Jersey. The lease automatically renews unless the Company provides written notice to the landlord at least 90 days prior to the end of the initial or renewal term. The Company evaluates several factors in determining whether to renew a branch lease including, the financial performance of the branch, cost of the new lease in relation to current rates for comparable properties as well as availability of superior locations in the immediate market area. The current term expires March 31, 2010. The aggregate amount of all periodic payments due on or after January 1, 2006 through the expiration of the current term is $105,850 not including any additional common area maintenance expenses. The property is owned by Serenity Point LLC, a limited liability company of which Mr. Marrazzo, a director of the Company and the Bank, is the sole member. Mr. Marrazzo also owns and operates Marrazzo’s Thriftway. The lease was executed prior to Mr. Marrazzo becoming a member of the Board.

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

•
In January 2006, the Bank signed a one-year lease effective December 1, 2005 for a temporary location for its Cream Ridge Branch located in Plumsted Township, New Jersey. This temporary lease terminated upon the Bank’s move to a full service branch located on a pad site adjacent to the temporary location. Both facilities are owned by Vernon Holdings 101837 LLC. Christopher S. Vernon, a former director of the Company and the Bank, has a 100% ownership interest in Vernon Holdings 101837 LLC. The aggregate amount of all periodic payments due on or after January 1, 2006 through the expiration of the temporary lease was $31,350 including additional common area maintenance expenses. On September 15, 2006 the Bank signed a lease with Vernon Holdings 101837, LLC for its permanent branch location in the Cream Ridge Mews Shopping Center in Plumsted Township, New Jersey. This lease provides for an initial term of ten years, as well as two options for renewal terms of five years each. To renew the lease, the Company must provide written notice to the landlord at least 6 months prior to the expiration date of the initial or renewal term. The Company evaluates several factors in determining whether to renew a branch lease including, the financial performance of the branch, cost of the new lease in relation to current rates for comparable properties as well as availability of superior locations in the immediate market area. During the first year of the lease, the Bank is obligated to pay monthly fixed rent of $6,250. In each subsequent lease year during the initial term, the fixed rent will increase in proportion to the Consumer Price Index and in each lease year during any renewal terms, will increase by three percent. Throughout the initial term and any renewal terms, the Bank shall be obligated to pay or reimburse the landlord for all real estate taxes and insurance premiums allocated to the leased premise as well as utilities and maintenance expenses. The aggregate amount of all periodic payments due on or after January 1, 2006 through the expiration of the existing term is approximately $899,250 not including a share of common area expenses. On November 16, 2006, Director Vernon voluntarily resigned from the boards of director of both the Company and the Bank.

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

Director Independence

Our Board of Directors has determined that directors James E. Bartolomei, Elbert G. Basolis, Jr., Anthony M. Giampetro, Gilbert W. Lugossy, Samuel D. Marrazzo, Louis R. Matlack, George D. Muller, Martin Tuchman and Robert L. Workman are independent in compliance with Nasdaq listing standards. In addition, each member of our audit committee was determined to be independent in compliance with the additional, more stringent requirements applicable to audit committee members under Nasdaq listing standards. The members of the Board of Directors who have been determined not to be independent are Jay G. Destribats, Patrick M. Ryan and F. Kevin Tylus.

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

(1)
Audit Fees consist of fees billed for professional services rendered by KPMG LLP for the audits of the Company’s financial statements and internal control over financial reporting as of and for the fiscal years ended December 31, 2006 and 2005 and the review of the Company’s quarterly reports on Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees billed for professional services rendered for audit-related services including consultations on other financial accounting and reporting related matters.

(3)           No tax services were rendered by KPMG LLP.

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
May 10, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay G. Destribats	Chairman of the Board and Director	May 10, 2007
Jay G. Destribats

/s/ Patrick M. Ryan	Director and Chief Executive Officer	May 10, 2007
Patrick M. Ryan

/s/ F. Kevin Tylus	Director, President and Chief Operating Officer	May 10, 2007
F. Kevin Tylus

/s/ Stephen F. Carman	Vice President, Treasurer, Principal Financial Officer and Principal	May 10, 2007
Stephen F. Carman	Accounting Officer

/s/ James E. Bartolomei	Director	May 10, 2007
James E. Bartolomei

/s/ Elbert G. Basolis, Jr.	Director	May 10, 2007
Elbert G. Basolis, Jr.

/s/ Anthony M. Giampetro	Director	May 10, 2007
Anthony M. Giampetro

/s/ Gilbert W. Lugossy	Director	May 10, 2007
Gilbert W. Lugossy

/s/ Samuel D. Marrazzo	Director	May 10, 2007
Samuel D. Marrazzo

/s/ Louis R. Matlack	Director	May 10, 2007
Louis R. Matlack

/s/ George D. Muller	Director	May 10, 2007
George D. Muller

/s/ Martin Tuchman	Director	May 10, 2007
Martin Tuchman

/s/ Robert L. Workman	Director	May 10, 2007
Robert L. Workman

EXHIBIT INDEX

Exhibit Number		Description
3.1	(A)
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

E - 1

Exhibit Number		Description
10.1	(E)	Employment Contract between the Bank and Kathleen O. Blanchard*
10.2	(F)	Employment Agreement among Registrant, the Bank, and Stephen F. Carman*
10.3	(F)	Employment Agreement among Registrant, the Bank, and Jay G. Destribats*
10.4	+	Employment Agreement between the Bank and Edward J. Dietzler*
10.5	(E)	Employment Contract between the Bank and Brian K. Gray*
10.6	(E)	Employment Contract between the Bank and Howard N. Hall*
10.7	(F)	Employment Agreement among Registrant, the Bank, and Timothy J. Losch*
10.8	(G)	Employment Contract between the Bank and Daniel J. O’Donnell*
10.9	(H)	Employment Contract between the Bank and Joanne C. O’Donnell*
10.10	(F)	Employment Agreement among Registrant, the Bank, and Patrick M. Ryan*
10.11	+	Employment Agreement between the Bank and Patrick L. Ryan*
10.12	(E)	Employment Contract between the Bank and John P. Samborski*
10.13	(I)	Employment Agreement among Registrant, the Bank, and F. Kevin Tylus*
10.14	(F)	Employment Agreement among Registrant, the Bank, and Stephen R. Walker*
10.15	(E)	Second Amended and Restated Supplemental Executive Retirement Plan*
10.16	(B)	Amendment to the Second Amended and Restated Supplemental Executive Retirement Plan
10.17	(J)	[Second] Amendment to the Second Amended and Restated Supplemental Executive Retirement Plan
10.18	+	Amendment to the Second Amended and Restated Supplemental Executive Retirement Plan
10.19	(A)	1988 Stock Option Plan*
10.20	(K)	Directors’ Deferred Fee Plan*
10.21	(L)	1997 Stock Option Plan and Form of Stock Option Agreement*
10.22	+	Amended and Restated Yardville National Bank Employee Stock Ownership Plan*
10.23	(M)	Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors*
10.24	+	Yardville National Bancorp 2003 Stock Option Plan for Non-Employee Directors — Form of Stock Option Agreement*
10.25	(N)	2005 Equity Incentive Plan*
10.26	(E)	Real property lease between Crestwood Construction, LLC and the Bank dated May 25, 1998
10.27	+	Real property lease between Danch Farm, LLC and the Bank dated January 18, 2006
10.28	(O)	Real property sublease between the Bank and Samuel Marrazzo and Margaret Marrazzo, predecessors in interest to Serenity Point LLC, for our branch located at 1400 Parkway Avenue, Ewing, New Jersey
10.29	(E)	Real property lease between the Bank and Lalor Storage LLC for our maintenance center
10.30	(B)	Real property lease between the Bank and Vernon Holdings 101837 LLC for the lease of our temporary location at 403 Route 539, Cream Ridge, New Jersey
10.31	(P)	Real property lease between the Bank and Vernon Holdings 101837 LLC for the lease of our branch located at 403 Route 539, Cream Ridge, New Jersey
10.32	(E)	Yardville National Bank’s Change in Control Severance Compensation Plan*
21	+	List of Subsidiaries of the Registrant
23	+	Consent of KPMG, LLP
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer
32.1	+	Section 1350 Certification of Chief Executive Officer
32.2	+	Section 1350 Certification of Vice President and Treasurer
99.1	(Q)	Agreement by and between the Bank and the Office of the Comptroller of the Currency

E - 2

Exhibit Number	Description
(A)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on May 2, 2003
(B)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006
(C)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated January 25, 2006, filed with the SEC on January 31, 2006
(D)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2 (Registration No. 33-78050)
(E)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 31, 2005
(F)	Incorporated by reference to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 30, 2004, filed with the SEC on December 13, 2004
(G)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2005, filed with the SEC on November 9, 2005
(H)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2005, filed with the SEC on August 15, 2005
(I)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, filed with the SEC on November 9, 2004
(J)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed with the SEC on August 9, 2006
(K)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 15, 2004
(L)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-28193), filed with the SEC on May 30, 1997
(M)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A for the 2003 Annual Meeting of Shareholders, filed with the SEC on April 30, 2003
(N)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A for the 2005 Annual Meeting of Shareholders, filed with the SEC on May 6, 2005
(O)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed with the SEC on May 10, 2004
(P)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2006, filed with the SEC on November 9, 2006
(Q)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 31, 2005, filed with the SEC on September 2, 2005
*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K.
+	Previously filed.

E - 3