Form 10-Q
period 2007-03-31
YARDVILLE NATIONAL BANCORP
filed 2007-05-10
CIK 787849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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

Large accelerated filer [  ]  Accelerated filer [x]  Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [x]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 7, 2007 the following class and number of shares were outstanding:

Common Stock, no par value	11,083,891
Class	Number of shares outstanding

INDEX
YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

Part I:  FINANCIAL INFORMATION

Item 1. Financial Statements
Yardville National Bancorp and Subsidiaries
Consolidated Statements of Condition

	(Unaudited)
(in thousands, except share data)	March 31, 2007	December 31, 2006
Assets:
Cash and due from banks	$31,007	$30,355
Federal funds sold	18,130	3,265
Cash and Cash Equivalents	49,137	33,620
Interest bearing deposits with banks	57,458	32,358
Securities available for sale	392,693	402,641
Investment securities (market value of $98,980 in 2007 and $98,037 in 2006)	97,149	96,072
Loans	1,996,851	1,972,881
Less: Allowance for loan losses	(24,685)	(24,563)
Loans, net	1,972,166	1,948,318
Bank premises and equipment, net	12,243	12,067
Other real estate	385	385
Bank owned life insurance	50,093	49,651
Other assets	45,628	45,619
Total Assets	$2,676,952	$2,620,731
Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$192,086	$197,126
Interest bearing	1,868,098	1,806,157
Total Deposits	2,060,184	2,003,283
Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	314,000	324,000
Subordinated debentures	62,892	62,892
Obligation for Employee Stock Ownership Plan (ESOP)	1,547	1,688
Other	632	1,593
Total Borrowed Funds	389,071	400,173
Other liabilities	36,917	31,181
Total Liabilities	$2,486,172	$2,434,637
Commitments and Contingent Liabilities
Stockholders' equity:
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common stock: no par value
Authorized 20,000,000 shares
Issued 11,264,330 shares in 2007 and 11,250,592 shares in 2006	109,096	108,728
Surplus	2,205	2,205
Undivided profits	89,954	86,100
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(1,547)	(1,688)
Accumulated other comprehensive loss	(5,768)	(6,091)
Total Stockholders' Equity	190,780	186,094
Total Liabilities and Stockholders' Equity	$2,676,952	$2,620,731

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2007	2006
INTEREST INCOME:
Interest and fees on loans	$37,136	$35,421
Interest on deposits with banks	218	230
Interest on securities available for sale	5,383	8,962
Interest on investment securities:
Taxable	20	23
Exempt from Federal income tax	1,065	1,010
Interest on Federal funds sold	77	128
Total Interest Income	43,899	45,774
INTEREST EXPENSE:
Interest on savings account deposits	7,097	6,147
Interest on certificates of deposits $100,000 or more	3,199	2,284
Interest on other time deposits	7,847	5,520
Interest on borrowed funds	3,711	9,304
Interest on subordinated debentures	1,391	1,306
Total Interest Expense	23,245	24,561
Net Interest Income	20,654	21,213
Less provision for loan losses	650	2,350
Net Interest Income After Provision for Loan Losses	20,004	18,863
NON-INTEREST INCOME:
Service charges on deposit accounts	617	659
Securities gains, net	7	-
Income on bank owned life insurance	442	421
Other non-interest income	676	581
Total Non-Interest Income	1,742	1,661
NON-INTEREST EXPENSE:
Salaries and employee benefits	7,802	7,651
Occupancy expense, net	1,786	1,427
Equipment expense	839	796
Other non-interest expense	4,328	3,504
Total Non-Interest Expense	14,755	13,378
Income before income tax expense	6,991	7,146
Income tax expense	1,863	1,978
Net Income	$5,128	$5,168
EARNINGS PER SHARE:
Basic	$0.46	$0.47
Diluted	0.45	0.46
Weighted average shares outstanding:
Basic	11,043	10,884
Diluted	11,417	11,313

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Quarter Ended March 31, 2007 and 2006
(Unaudited)

							Accumulated
						Unallocated	Other
(in thousands,	Common	Common		Undivided	Treasury	ESOP	Comprehensive
except share amounts)	shares	stock	Surplus	profits	stock	Shares	income (loss)	Total
BALANCE, December 31, 2005	10,914,737	$105,122	$2,205	$85,896	(3,160)	$(2,250)	$(10,355)	$177,458

Net income				5,168				5,168
Unrealized loss - securities available for
sale, net of tax benefit of $2,713							(3,929)	(3,929)
Total comprehensive income								1,239
Cash dividends paid ($0.115 per share)				(1,257)				(1,257)
ESOP fair value adjustment		2						2
Common stock issued:
Exercise of stock options and related
tax benefit	36,275	711						711
Dividend reinvestment plan	2,908	102						102
ESOP shares allocated						141		141
BALANCE, March 31, 2006	10,953,920	$105,937	$2,205	$89,807	(3,160)	$(2,109)	$(14,284)	$178,396

BALANCE, December 31, 2006	11,069,998	$108,728	$2,205	$86,100	$(3,160)	$(1,688)	$(6,091)	$186,094
Net income				5,128				5,128
Unrealized gain - securities available for
sale, net of tax benefit of $574							831	831
Less reclassification of realized net gain
on sale of securities available for sale,
net of tax of $2							(5)	(5)
Total comprehensive income								5,954
Adjustment to recognize funded status
of retirement plan, net of tax benefit
of $271							(503)	(503)
Cash dividends paid ($0.115 per share)				(1,274)				(1,274)
ESOP fair value adjustment		8						8
Common stock issued:
Exercise of stock options and related
tax benefit	11,400	266						266
Stock option expense		10						10
Dividend reinvestment plan	2,338	84						84
ESOP shares allocated						141		141
BALANCE, March 31, 2007	11,083,736	$109,096	$2,205	$89,954	$(3,160)	$(1,547)	$(5,768)	$190,780

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Thee Months Ended
	March 31,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$5,128	$5,168
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	650	2,350
Depreciation	619	645
ESOP fair value adjustment	8	2
Option expense	10	--
Amortization of deposit intangible	51	51
Amortization and accretion on securities	(52)	(44)
Gain on sale of securities available for sale	(7)	-
Increase in other assets	(1,575)	(1,918)
Increase in other liabilities	5,736	1,521
Net Cash Provided by Operating Activities	10,568	7,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in interest bearing deposits with banks	(25,100)	(1,818)
Purchase of securities available for sale	(600)	(4,925)
Maturities, calls and paydowns of securities available for sale	11,663	15,884
Proceeds from sales of securities available for sale	330	-
Purchase of investment securities	(1,574)	(3,816)
Proceeds from maturities and paydowns of investment securities	507	61
Net increase in loans	(24,498)	(20,106)
Expenditures for bank premises and equipment	(795)	(384)
Net Cash Used in Investing Activities	(40,067)	(15,104)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, money market, and savings deposits	(22,097)	27,885
Net increase (decrease) in certificates of deposit	78,998	(27,583)
Paydowns of borrowed funds	(11,102)	(1,316)
Proceeds from issuance of common stock	287	674
Tax benefit related to stock-based compensation	63	139
Allocation of ESOP shares	141	141
Dividends paid	(1,274)	(1,257)
Net Cash Provided by (used in) Financing Activities	45,016	(1,317)
Net increase (decrease) in cash and cash equivalents	15,517	(8,646)
Cash and cash equivalents as of beginning of period	33,620	63,486
Cash and Cash Equivalents as of End of Period	$49,137	$54,840
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$22,929	$24,037
Income taxes	-	1,021

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to (Unaudited) Consolidated Financial Statements
Three Months Ended March 31, 2007

1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP).  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of condition, and the reported amounts of revenues and expenses for the periods. Actual results could differ significantly from those estimates and assumptions.

Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.

The consolidated financial data as of and for the three months ended March 31, 2007 include, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation at such dates and for such periods. The consolidated financial data presented for the three months ended March 31, 2007 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2007.

A. Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiary, The Yardville National Bank, and the Bank’s wholly owned direct and indirect subsidiaries (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

B. Reclassification

Certain reclassifications have been made in the consolidated financial statements for prior periods to conform to the classification presented in 2007.

Critical Accounting Policies and Estimates

Note 1 to the Audited Consolidated Financial Statements incorporated in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, contains a summary of our significant accounting policies. We believe our policies governing the allowance for loan losses, income taxes and asset impairments, including other than temporary declines in the value of our securities, are critical accounting policies. These policies are deemed critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies and their application are periodically discussed with the audit committee of the Company’s board of directors.

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

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey, and due to the factors described above. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. For additional information on the methodology for determining the allowance for loan losses see “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations later in this report.

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

Certain of our assets are carried in our consolidated statements of condition at fair value or at the lower of cost or fair value.  Valuation allowances are established when necessary to recognize impairment of such assets.  We periodically perform analyses to test for impairment of various assets.  In addition to our impairment analyses related to loans, another significant analysis relates to other than temporary declines in the value of our securities.  We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether any such decline is other than temporary. If any such decline is deemed other than temporary, we adjust the carrying value of the security by writing down the security to fair market value through a charge to current period earnings. At March 31, 2007 we have determined that all unrealized losses were temporary in nature.

2. Earnings Per Share

Weighted average shares for the basic net income per share computation for the three months ended March 31, 2007 and 2006 were 11,043,000 and 10,884,000, respectively. For the diluted net income per share computation, common stock equivalents of 374,000 and 429,000 are included for the three months ended March 31, 2007 and 2006, respectively. There were 12,000 common stock equivalents that were antidilutive for the three months ended March 31, 2007. There were no common stock equivalents that were antidilutive for the three months ended March 31, 2006.

3. Stock-Based Compensation

The Company has three share-based compensation plans under which incentive and nonqualified stock options, restricted stock or other stock-based awards may be granted periodically to certain employees and directors.  Options granted to employees have been granted at an exercise price equal to the fair value of the underlying shares at the date of grant and vest based on continued service with the Company for a specified period, generally five years with a maximum of ten years. Options granted to directors vest immediately and typically have five-year terms. While the Company has a plan that allows for the granting of restricted stock or other stock-based awards, no restricted stock or other stock-based awards have been granted under the plan as of March 31, 2007.

The Company uses the Black-Scholes option-pricing model to determine the fair value of options at the date of grant. The Black-Scholes, option-pricing model requires several inputs, including the stock price volatility, expected term and dividend rate. Changes in input assumptions can materially affect the fair value estimates.

The Company did not grant any options in the first quarter of 2007 or 2006.  Expense for the first quarter of 2007 relating to options granted prior to the first quarter of 2007 was $10,000.  There was no expense relating to stock options in the first quarter of 2006.  At March 31, 2007, there was $62,000 in unamortized option expense that will be expensed over the next four years.

5. Relationships and Transactions with Directors and Officers

The Bank has extended credit in the ordinary course of business to directors, officers, and their associates on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers of the Bank. None of these loans were past due or on nonaccrual status at March 31, 2007 and 2006. The following table summarizes activity with respect to such loans. Included in repayments and other changes for the three months ended March 31, 2006, is a $25.4 million reduction due to the resignations of directors Lorraine Buklad and Sidney L. Hofing on December 31, 2005.

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Balance as of beginning of period	$18,932	$71,333
New loans	1,376	1,138
Repayments and other changes	513	33,944
Balance as of end of the period	$19,795	$38,527

In addition, the Company has had, and expects in the future to have other transactions in the ordinary course of business with a number of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with unaffiliated third parties. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended March 31, 2007.

6. Derivative Financial Instruments

As part of our interest rate risk management process, we periodically enter into interest rate derivative contracts. These derivative interest rate contracts may include interest rate swaps, caps and floors, and are utilized to modify the repricing characteristics of specific assets and liabilities.  There were $125.0 million in pay floating swaps outstanding at March 31, 2006.  These swaps increased interest expense by approximately $469,000 in the first three months of 2006.  There were no derivative financial instruments outstanding at March 31, 2007 or December 31, 2006.

7. Regulatory Matters

On August 31, 2005, the Bank entered into a formal agreement with the Office of the Comptroller of the Currency (the “OCC”) regarding the conduct of certain of its operations, maintaining specified capital levels, obtaining prior approvals of dividend payments, and addressing other concerns identified in the OCC’s Report of Examination for the examination that commenced on January 3, 2005.  The agreement will continue until terminated by the OCC.

Among other things, the agreement requires the Bank to achieve and maintain a total risk-based capital ratio of at least 10.75%, a Tier 1 risk-based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. To ensure compliance with these capital ratios we raised approximately $8.7 million in a private offering of the Company’s common stock in November 2005, of which substantially all of the proceeds were contributed to the Bank. We were in compliance with all required capital ratios at December 31, 2006 and March 31, 2007. The OCC approved all four quarterly dividend payments from the Bank to the Company in 2006 and the first quarter dividend payment in 2007. The Bank has sent a request to the OCC to pay its second quarter 2007 dividend to the Company, and anticipates approval based on its earnings and compliance with all capital requirements.

Under the agreement, the Bank will not be deemed to be “well capitalized” for certain regulatory purposes. Such capital category may not, however, accurately represent the Bank’s general financial condition or prospects.

In January 2006, the Company received a supervisory letter from its primary regulator the Federal Reserve Bank of Philadelphia. Among other things, the letter requires that the Company obtain prior approval before declaring and paying dividends to shareholders. The Federal Reserve Bank of Philadelphia has approved all four quarterly dividend payments in 2006 and the first quarter 2007 dividend payment to shareholders.  The Company has sent a request to the Federal Reserve Bank of Philadelphia for approval of its second quarter dividend to shareholders, and we anticipate approval of this request.

8. Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (Statement 156).  Statement 156 requires recognition of a servicing asset or liability at fair value each time an obligation is undertaken to service a financial asset by entering into a servicing contract. Statement 156 also provided guidance on subsequent measurement methods or each class of separately recognized servicing assets and liabilities and specifies financial statement presentation and disclosure requirements. This statement is effective for fiscal years beginning after September 15, 2006, or January 1, 2007 for the Company. The Company had elected to continue amortizing mortgage servicing rights over the estimated lives of the underlying loans. As a result, the adoption of this standard did not impact the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). The interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” Specifically, the interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return.  This interpretation is effective for fiscal years beginning after December 15, 2006 or January 1, 2007 for the Company. The Company evaluated the impact of FIN 48 on all tax positions and determined that there is no material impact of adopting FIN 48 upon any recognized tax positions as of December 31, 2006.

In September 2006, the FASB issued Statement of Financial Standards No. 157, “Fair Value Measurement” (Statement 157).  Statement 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosure requirements for fair value measurement.

Statement 157 does not require any new fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 or January 1, 2008 for the Company.  The Company does not expect the adoption of Statement 157 to have a material impact on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Standards No. 159, “The Fair Value for Financial Assets and Financial Liabilities” (Statement 159).  Statement 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Statement is effective as of the beginning of an entities fiscal year that begins after November 15, 2007 with early adoption permitted as of the beginning of a fiscal year that begins on or before November 15, 2007.  The Company does not expect the adoption of Statement 159 to have a material impact on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to provide the reader with information pertinent to understanding and assessing Yardville National Bancorp’s results of operations for the first three months of 2007 and the financial condition at March 31, 2007. It should be read in conjunction with our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006, as well as the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q. Throughout this report, the terms “YNB,” “Company,” “we,” “us,” “our,” and “corporation” refer to Yardville National Bancorp, our wholly owned banking subsidiary, The Yardville National Bank (the “Bank”), and other direct and indirect subsidiaries of the Bank, as a consolidated entity except where noted.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-Q and other material we file with the Securities and Exchange Commission, referred to as the “SEC,” as well as information included in oral statements or other written statements made, or to be made, by us, contain statements that are forward-looking. These may include statements that relate to, among other things, profitability, liquidity, adequacy of our allowance for loan losses, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be realized. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from expected results and, accordingly, from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our current expectations include among other things: adverse changes in our loan quality and the resulting credit risk-related losses and expenses; levels of our loan origination volume; the results of our efforts to implement our retail strategy and attract core deposits; compliance with laws and regulatory requirements, including our formal agreement with the Office of the Comptroller of the Currency; interest rate changes and other economic conditions;  proxy contests and litigation; continued relationships with major customers; competition in product offerings and product pricing; adverse changes in the economy that could increase credit-related losses and expenses; adverse changes in the market price of our common stock;  and other risks and uncertainties detailed from time to time in our filings with the SEC. Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events except as may be required by applicable law or regulation.

Results of Operations

2007 Overview

Yardville National Bancorp is a $2.68 billion registered bank holding company headquartered in Hamilton, New Jersey. Positioned in the dynamic Central New Jersey business corridor connecting New York City with Philadelphia, we operate 33 full-service branches through our wholly-owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex, Burlington, and Ocean Counties in New Jersey and Bucks County in Pennsylvania.

Located in Mercer County since 1925, we offer relationship-based community banking to customers throughout New Jersey and Eastern Pennsylvania.  We provide a broad range of lending, deposit, and other financial products and services. We emphasize the origination of commercial real estate and commercial and industrial loans to small to mid-sized businesses funded primarily by deposits generated through our expanding branch network.  Our commitment is to provide quality products and exceptional service to our customers, while building long-term, sustainable shareholder value by extending the YNB franchise into demographically strong markets.

Our strength as a commercial business lender provides us opportunities to generate higher yielding earning assets. We generate substantially all of our revenue from interest income earned on loans and securities.  Throughout 2006 and into the first quarter of 2007 we experienced a flat to inverted interest rate yield curve.  This has produced an exceptionally challenging interest rate environment for us and other financial institutions.  At the same time, competition for both loans and deposits has been strong.  While we have had some success in this environment, these factors have limited our net interest income and net interest margin improvement.

We remain focused on gathering core deposits through the continued execution of our retail strategy.  We have added branches in new markets, consistently marketed our products and services while reinforcing our brand image.  The generation and retention of core deposits should enable us to effectively fund our commercial loan growth, generate net interest income and enhance shareholder value.

In the first quarter of 2007, we continued our branch expansion and opened a branch in North Brunswick, our third in Middlesex County.  In addition, we anticipate opening two new branches in the second quarter of 2007.  We also recently introduced our Capital Builder Money Market account for our small to medium sized business customers and are aggressively marketing our small business suite of deposit and loan products.  We believe the increased effort to attract new business relationships should help us increase net interest income in 2007.

Late in the fourth quarter of 2006, we announced the restructuring of a portion of our balance sheet.  The restructuring of the balance sheet was intended to increase our net interest margin and net interest income in 2007 and beyond, while reducing our interest rate risk and enhancing our liquidity profile.  To achieve these results, we sold lower yielding securities and used the proceeds, as well as other funds, to retire $320.0 million in higher cost Federal Home Loan Bank (FHLB) advances.  We also refinanced $100.0 million in FHLB advances to further reduce interest expense.  The restructure was successful and was the key factor in the improvement of our net interest margin and helped to support our net interest income in the first quarter of 2007.

Net Income

We earned net income of $5.1 million for the three months ended March 31, 2007, a decrease of $40,000 compared to net income for the first quarter of 2006. Lower net interest income due to the prolonged inverted yield curve and higher non-interest expenses, partially offset by the benefits of our balance sheet restructure and a lower provision for loan losses, were the principal reasons for the modestly lower first quarter 2007 results.   Diluted earnings per share for the first three months of 2007 decreased 2.2% to $0.45 compared to $0.46 for the same period in 2006. The slight decrease in diluted earnings per share resulted from lower net income and an increase in weighted average diluted shares outstanding.

Net Interest Margin and Net Interest Income

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

Our net interest income for the first three months of 2007 was $20.7 million, a decrease of $559,000 or 2.6% from the same period in 2006. The most notable factor relating to the decrease in net interest income was the increase in the cost of interest bearing deposits, which was mitigated to a certain extent by the balance sheet restructure completed in the fourth quarter of 2006.

The net interest margin is calculated by dividing net interest income by average earning assets.  We present our net interest margin on a tax equivalent basis. You should refer to note 4 of the Financial Summary table on page 15 for the adjustments used in the calculation of the tax equivalent net interest margin. We believe that this presentation provides comparability of net interest income from both taxable and non-taxable sources and is consistent with industry practice. Although we believe that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP. For the first three months of 2007, our tax equivalent net interest margin was 3.37%, a 29 basis point or 9.4% increase when compared to the first quarter 2006 net interest margin of 3.08%.  Our balance sheet restructure was the primary factor for the increase in the net interest margin.  The reduction in lower yielding investments sold in the fourth quarter combined with an increased loan yield were the major factors in the 51 basis point increase in the yield on earning assets to 6.97% in the first quarter of 2007, compared to 6.46% for the same period in 2006.  On the liability side, the cost of interest bearing deposits increased to 3.99% for the first quarter of 2007, compared to 3.19% for the first quarter of 2006. Partially offsetting this increase was the prepayment and refinancing of FHLB advances, which resulted in the cost of borrowed funds declining 78 basis points to 4.41% in the first quarter of 2007, compared to 5.19% for the same period in 2006.  These two factors accounted for the 30 basis point increase in the cost of interest bearing liabilities to 4.19% for the first quarter of 2007 compared to 3.89% for the same period in 2006.  We believe that the benefits realized in the first quarter relating to our balance sheet restructure will continue throughout the remainder of 2007.  At the same time, however, the costs of interest bearing deposits could continue to rise faster than earning asset yields, resulting in continued pressure on our net interest margin. Generating sufficient loans at acceptable rates in order to grow our loan portfolio will be critical if we are to maintain our net interest margin.

On a linked quarter basis our tax equivalent net interest margin increased 28 basis point to 3.37% for the first quarter of 2007 compared to 3.09% for the fourth quarter of 2006. The primary factor for the improvement was the higher securities yield due to the affect of securities sold as part of the balance sheet restructure which increased the yield on interest earning assets 12 basis points to 6.97% for the first quarter of 2007 compared to 6.85% for the fourth quarter of 2006. At the same time, the restructure lowered the overall cost of interest bearing liabilities by 15 basis points to 4.19% for the first quarter of 2007 compared to 4.34% for the prior quarter.

Continued strong competition for deposits and commercial loans is expected to continue to exert downward pressure on our net interest margin over the next several quarters.  Further, if the yield curve remains inverted, it would also likely limit margin improvement.

The following tables set forth an analysis of net interest income by each major category of average interest earning assets and interest bearing liabilities and the related yields and costs for the three months ended March 31, 2007 and 2006. Average yields for each period are derived by dividing annualized income by the average balance of the related assets and average costs for each period are derived by dividing annualized expense by the average balance of the related liabilities. The yields and costs include fees, costs, premiums and discounts, which are considered adjustments to interest rates.

Financial Summary
Average Balances, Yields and Costs
(Unaudited)

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
			Average			Average
	Average		Yield /	Average		Yield /
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$16,943	$218	5.15%	$19,747	$230	4.66%
Federal funds sold	5,916	77	5.21	11,674	128	4.39
Securities	495,584	6,468	5.22	825,547	9,995	4.84
Loans (1)	2,000,722	37,136	7.42	1,975,212	35,421	7.17
Total interest earning assets	$2,519,165	$43,899	6.97%	$2,832,180	$45,774	6.46%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	$30,784			$36,033
Allowance for loan losses	(24,236)			(23,202)
Premises and equipment, net	12,277			11,715
Other assets	82,510			71,078
Total non-interest earning assets	101,335			95,624
Total assets	$2,620,500			$2,927,804
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest
bearing demand	$908,637	$7,097	3.12%	$956,632	$6,147	2.57%
Certificates of deposit of $100,000 or more	261,455	3,199	4.89	237,477	2,284	3.85
Other time deposits	650,059	7,847	4.83	553,489	5,520	3.99
Total interest bearing deposits	1,820,151	18,143	3.99	1,747,598	13,951	3.19
Borrowed funds	336,888	3,711	4.41	717,677	9,304	5.19
Subordinated debentures	62,892	1,391	8.85	62,892	1,306	8.31
Total interest bearing liabilities	$2,219,931	$23,245	4.19%	$2,528,167	$24,561	3.89%
NON-INTEREST BEARING LIABILITIES:
Demand deposits	$190,760			$210,775
Other liabilities	20,523			9,880
Stockholders' equity	189,286			178,982
Total non-interest bearing liabilities and
stockholders' equity	$400,569			$399,637
Total liabilities and stockholders' equity	$2,620,500			$2,927,804
Interest rate spread (2)			2.78%			2.57%
Net interest income and margin (3)		$20,654	3.28%		$21,213	3.00%
Net interest income and margin
(tax equivalent basis)(4)		$21,209	3.37%		$21,814	3.08%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual balances with no related interest income.
(2)	The interest rate spread is the difference between the average yield on interest earning assets and average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)
In order to make  pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using the appropriate Federal income tax rate for the period, and has the effect of increasing interest income by $555,000 and $601,000 for the three month periods ended March 31, 2007 and 2006, respectively.

Interest Income

For the first quarter of 2007, total interest income was $43.9 million, a decrease of $1.9 million or 4.1% when compared to $45.8 million for the same period in 2006. Lower interest income on securities available for sale, partially offset by higher interest and fees on loans, were the primary factors for the decrease. Income on securities declined primarily due to the smaller securities portfolio, which resulted from the balance sheet restructure.  Loan income increased, however, primarily due to higher loan yields, in the first quarter of 2007, compared to the first quarter of 2006.

Interest and fees on loans for the first quarter of 2007 increased $1.7 million or 4.8% to $37.1 million from $35.4 million for the same period in 2006. The higher interest and fees on loans resulted from a higher loan yield and increased average loans. Average loans increased $25.5 million to $2.00 billion in the first quarter of 2007 compared to $1.98 billion for the first quarter 2006. The yield on loans increased 25 basis points to 7.42% for the first three months of 2007 from 7.17% for the same period in 2006. The higher loan yield in the first three months of 2007 was due, in part, to the higher prime rate of interest, to which many of our loans are indexed. At March 31, 2007 approximately $639.7 million of our loans consisted of floating rate loans principally tied to the prime rate of interest. For the first three months of 2007, the average prime rate of interest was 8.25% compared to 7.44% for the same period in 2006. At March 31, 2007, approximately $182.7 million of our floating rate commercial loans have interest rate caps and $163.8 million of these loans have reached their caps. These caps would have the effect of restricting the growth in interest income should the prime rate of interest move higher.  The Federal Open Market Committee (FOMC) has left interest rates unchanged at its last seven meetings and we believe there will be continued uncertainty about the future movement of interest rates.

Interest on securities decreased $3.5 million to $6.5 million for the first quarter of 2007 compared to $10.0 million for the same period in 2006. The primary reason for this decrease was a $330.0 million decline in average securities for the first three months of 2007 compared to the same period in 2006.  The yield on our securities portfolio improved 38 basis point to 5.22% for the first quarter of 2007 compared to 4.84% for the same period in 2006.  The primary cause for the increased yield and the lower interest income was due to the sale of lower yielding securities as part of the balance sheet restructure in the fourth quarter of 2006.

Interest Expense

Interest expense for the first quarter of 2007 was $23.2 million, a decrease of $1.3 million or 5.4% from the $24.6 million interest expense for the same period in 2006.  The cost of interest bearing liabilities in the first quarter was 4.19%, an increase of 30 basis points compared to the 3.89% cost of interest bearing liabilities in the first quarter of 2006.  The change in interest expense and cost of interest bearing liabilities was strongly influenced by two factors.  First, the higher interest rate environment and strong competition for deposits resulted in a higher cost of deposits in the first quarter of 2007 compared to the first quarter of 2006.  At the same time, we benefited from the balance sheet restructure which reduced the average balance and cost of borrowed funds in the first quarter of 2007 compared to the same period in 2006.

We continue to execute our retail strategy with an ongoing objective of managing our cost of funds by attracting lower cost core deposits. We opened one branch in the first quarter of 2007 and anticipate opening two additional branches in the second quarter of 2007.  These new branches should allow us to attract deposits to fund loan growth at lower rates than those associated with wholesale deposit funding sources. The additional non-interest expense associated with opening a new branch, however, initially makes the overall cost of attracting deposits to new branches higher than the cost of certain alternative funding sources, like FHLB advances. Once branches are opened and as they grow in deposit size, the overall cost of core deposits should decline over time. We also believe that increasing our market presence allows us access to a broad pool of lower cost core deposits. In addition, we believe deposits attracted through our branches increase franchise value and have less interest rate and liquidity risk than wholesale funding sources. Our ability to manage our deposit costs in the current interest rate environment is one critical component in maintaining our profitability.

Interest expense on deposits increased $4.2 million or 30.0% to $18.1 million for the first three months of 2007 compared to $14.0 million for the same period in 2006.  Average interest bearing deposits were $1.82 billion for the first three months of 2007, an increase of $72.6 million or 4.2% when compared to $1.75 billion for the same period in 2006. The increase in interest expense on deposits resulted primarily from a $3.2 million increase in interest expense on certificates of deposits for the first three months of 2007 compared to the same period in 2006. This increase was due to both higher average balances on certificates of deposits and higher rates paid. Average time deposits, including certificates of deposit (CDs) of $100,000 or more, increased $120.5 million to $911.5 million for the first three months of 2007 compared to $791.0 million for the same period in 2006. In addition to the higher average balance of CDs, the rate paid on CDs increased 90 basis points over the same period. This increase resulted primarily from the higher interest rate environment, which resulted in maturing CDs repricing to current market levels and new CDs having a higher cost than the existing portfolio.  Competition for CDs was also particularly strong which also contributed to higher CD costs.  While competition remains strong, we believe the increase in CD costs going forward should moderate as the difference between the cost of our CDs currently outstanding moves closer to existing market rates.

For the first quarter of 2007, interest expense on savings, money markets and interest bearing demand deposits increased $950,000 or 15.5% to $7.1 million, compared to $6.1 million for the same period in 2006.  The overall cost of savings, money markets and interest bearing demand deposits was 3.12% for the first quarter of 2007, compared to 2.57% for the same period in 2006.  The shift of balances from comparatively lower cost Simply Better CheckingSM and Simply Better SavingsSM to our Simply Better Money MarketSM product, introduced in 2006, was a contributing factor to the increased cost of savings, money markets and interest bearing demand deposits for the first three months of 2007 compared to the same period in 2006. In addition, we continue to attract new depositors to our Simply Better Money Market account, which also contributes to the increase in the overall cost of these deposits.

Interest expense on borrowed funds decreased $5.6 million to $3.7 million for the first three months of 2007 compared to $9.3 million for the same period in 2006.  The cost of borrowed funds in the first quarter of 2007 was 4.41%, reflecting a 78 basis point drop in the cost when compared to the 5.19% for the same period in 2006.  The decrease reflects the impact of our fourth quarter balance sheet restructure, which was the primary cause of the $380.8 million decline in the average balance of borrowed funds in the first quarter of 2007 compared to the same period in 2006. In addition, the refinancing of FHLB advances also contributed to the declining cost of our borrowed funds.  We anticipate that lower cost convertible FHLB advances will be called over the next several quarters.  To the extent that these called advances need to be replaced with new advances we would expect our cost of borrowed funds to increase.

The overall cost of subordinated debentures increased 54 basis points to 8.85% for the first three months of 2007 compared to 8.31% for the same period in 2006. Over the same period, the average balance of subordinated debentures remained unchanged. Of the outstanding subordinated debentures, approximately $21.7 million are fixed rate with an average rate of 9.69%. The remaining $41.2 million are floating rate with an average spread over three month LIBOR of approximately 304 basis points. The increase in the cost of subordinated debentures resulted from the increase in three month LIBOR in the first three months of 2007 compared to the same period in 2006. Should three month LIBOR continue to increase, the overall cost of our subordinated debentures will continue to rise. However, we have the ability to call $25.8 million of this funding in 2008. At current market levels we believe we would be able to replace these calls with similar debt at lower spreads to three month LIBOR and this could result in interest expense savings.

We continue to execute our retail strategy with the goal of attracting additional lower cost core deposits to manage our cost of funds. We expect CDs to continue to increase in cost unless short term rates begin to decline and that competition for all deposits to remain very strong throughout 2007. We may use interest rate swaps to change the repricing characteristics of certain interest bearing liabilities, particularly CDs to better manage our cost of funds and reduce interest rate risk. In addition, as we build our retail network we may use alternative funding sources to meet liquidity needs. Significant reliance on higher cost funding sources and increased competition for deposits could limit our ability to continue to effectively manage our cost of funds in the future.

Provision for Loan Losses

The provision for loan losses for the first quarter of 2007 was $650,000, a decrease of $1.7 million from the $2.4 million for the same period in 2006. The decrease in the provision for loan losses was primarily due to relatively stable asset quality during the first quarter of 2007, compared to the increased reserve allocations for certain problem credits required in the first quarter of 2006. See “Asset Quality” and “Allowance for loan losses” in this report for additional detail and information.

Non-interest Income

The largest component of our non-interest income is service charges and related fees on deposit accounts and other banking services.  We also earn non-interest income as a result of income on bank owned life insurance (BOLI), investment and insurance fees, and other non-interest income.  Net securities gains and losses also impact our level of non-interest income.  Total non-interest income for the first three months of 2007 was $1.7 million, an increase of $81,000 from the $1.6 million reported for the same period in 2006.  We believe the actions we are taking to expand our retail and business customer bases should result in increased opportunities to expand service charges on deposit accounts and other fee based non-interest income in the future.

Non-interest Expense

Our non-interest expense consists of salaries and employee benefits, occupancy, equipment and other expenses associated with conducting and expanding our business.  In the first three months of 2007, non-interest expense totaled $14.8 million, an increase of $1.4 million or 10.3%, compared to $13.4 million in the first three months of 2006.  The largest increases in non-interest expense in the first three months of 2007, compared to the same period in 2006, were in occupancy expense, audit and examination fees, attorneys’ fees, salaries and employee benefits and other expenses.

Our efficiency ratio, which provides a measure of our operating efficiency, is total non-interest expense as a percentage of the sum of net interest income plus non-interest income. We also measure our efficiency ratio on a tax equivalent basis. Our year to date 2007 efficiency ratio was 65.88%, compared to 58.49% for the same period in 2006. On a tax equivalent basis, our efficiency ratio for the first three months of 2007 was 64.29% compared to 56.99% for the same period in 2006. We believe that the tax equivalent presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice. Although we believe that this presentation of efficiency ratios enhances investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.  You should refer to note 4 to the Financial Summary table on page 15 for the adjustments used in the calculation of the tax equivalent efficiency ratio. The increase in our efficiency ratio, for the first three months of 2007 compared to the same period in 2006, resulted primarily from non-interest expenses increasing disproportionately more than net interest income.  Non-interest expenses primarily increased due to the continued execution of our retail strategy and meeting regulatory requirements. Based on the trends we experienced for the first quarter, we believe there will be continued pressure on our efficiency ratio for the remainder of 2007.

The following table presents the components of non-interest expense for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Salaries and employee benefits	$7,802	$7,651
Occupancy expense, net	1,786	1,427
Equipment expense	839	796
Marketing	587	587
Audit and examination fees	512	279
Outside services and processing	354	382
FDIC insurance premiums	322	226
Communication and postage	299	293
Attorney's fees	299	121
Stationery and supplies	294	257
Directors and committee fees	256	226
Real estate appraisal fees	141	84
Insurance	135	122
Amortization of subordinated debenture expense	68	68
Deposit intangible amortization	51	51
ORE expense	25	-
Other	985	808
Total	$14,755	$13,378

Salaries and employee benefits is the largest component of non-interest expense.  Benefits expense includes the cost of health insurance, benefit plans, incentive compensation and payroll taxes.  Salary expense increased $89,000 and benefit expense increased $62,000 for the first quarter of 2007 when compared to the same period in 2007.  The increase in salary expense was net of a credit of  $179,000 that resulted from the recapture of certain incentive plan compensation expense. The increase in salary and benefits expense resulted from the increase in the number of employees, merit raises for existing employees and the related increase in benefits costs reflecting the higher number of employees and increased salary.  Full time equivalent employees totaled 423 at March 31, 2007, compared to 415 at December 31, 2006, and 398 at March 31, 2006.  In comparing the two periods, staffing increases resulted primarily from our continued branch expansion.  With the planned opening of new branches, and the impact of new hires we anticipate that total salaries and employee benefits expense will increase for the remainder of 2007.

Occupancy costs consist primarily of rent and related maintenance and operating costs.  Net occupancy expense increased $359,000 or 25.2% to $1.8 million for the first three months of 2007 from $1.4 million for the same period in 2006. The increase was principally due to costs associated with our branch expansion, including rent, taxes and associated maintenance costs.  Since the first quarter of 2006 we have opened five new branches.  Occupancy costs are expected to continue to rise in 2007 as we continue to open new branches as part of our retail strategy and as we operate a larger branch network.

Audit and examination fees and FDIC insurance premiums increased 83.5% and 42.5% to $512,000 and $322,000, respectively, in the first quarter of 2007, compared to the same period in 2006.  Our audit fees also include additional costs incurred in connection with the material weakness in our internal control over financial reporting identified in the first quarter of 2007.  As a result of our agreement with the OCC we are required to pay higher bank examination fees and FDIC insurance premiums.  We anticipate that when the OCC agreement is terminated, our FDIC insurance premiums and OCC examination fees will decline; however, we do not anticipate the OCC will terminate the agreement in 2007.

We also experienced increases in most other operating costs when comparing the first quarter of 2007 to the same period in 2006.  The largest increase was in attorney’s fees, which increased $178,000 or 147.1%.  We believe that non-interest expenses will continue to increase in the remaining quarters of 2007 as we continue to execute our retail strategy, which will be reflected in higher salaries and employee benefits and occupancy expense.  In addition, we anticipate that costs associated with a proxy contest and related litigation may again contribute to non-interest expense.

Income Tax Expense

We have identified accounting for income taxes as a critical accounting policy. The provision for income taxes, comprised of Federal and state income taxes, was $1.9 million for the first three months of 2007 compared to $2.0 million for the same period in 2006. The provision for income taxes for the first quarter of 2007 and 2006 were at an effective rate of 26.6% and 27.7%, respectively. The decline in tax expense resulted primarily from lower pre-tax income and, to a lesser extent, a lower effective tax rate. The lower effective tax rate resulted primarily from tax strategies to lower state tax expense.

Financial Condition

Assets

Total assets at March 31, 2007 were $2.68 billion, an increase of $56.2 million from December 31, 2006. Our asset growth in the first quarter of 2007 resulted from growth in loans, Federal funds sold and interest bearing deposits with banks. This asset growth was primarily funded by deposits generated through our branch network.

Loans

We are a reputable provider of commercial loans, which include commercial real estate and commercial and industrial loans.  The loan portfolio represents our largest earning asset class and is our primary source of interest income.  Total loans increased $24.0 million to $2.00 billion at March 31, 2007, compared to $1.97 billion at December 31, 2006. Two factors influenced our loan growth in the first three months of 2007.  First, we continued to experience significant competition for new and existing commercial loan relationships reflected in aggressive pricing and terms offered by both bank and non-bank competitors. We have generally not been willing to match pricing that does not earn us an acceptable rate of return or compromise our underwriting standards to meet projected growth rates. Second, we anticipate that our ability to expand our loan portfolio will be influenced by our relationships with several large real estate developers.  We have been successful in providing real estate developers with construction and development financing as well as selected permanent financing.  A slowdown in the real estate market has limited the opportunities for growth in our construction portfolio. Increased competition for permanent financing has limited our success in that market.  As a result of these trends, we experienced slow loan growth in both 2006 and the first quarter of 2007. To generate new opportunities we continue our expansion efforts into Middlesex County and have recently launched marketing efforts directed at small business customers. We believe that over time, these initiatives should help us broaden our lending base and allow us to grow our loan portfolio. However, larger than expected loan payoffs, increased competition, borrowers’ concerns over the economy, real estate market values and interest rates, among other factors, could limit our growth or result in a smaller loan portfolio in 2007.

The table below sets forth YNB’s loan portfolio composition as of March 31, 2007 and December 31, 2006.

	March 31,	December 31,
(in thousands)	2007	2006
Commercial real estate
Investor occupied	$562,818	$574,855
Construction and development	258,425	244,207
Owner occupied	257,205	258,345

Commercial and industrial
Lines of credit	437,517	409,848
Term	146,809	139,791
Demand	1,135	1,591

Residential
1-4 family	162,662	167,132
Multi-family	35,810	37,514

Consumer
Home equity	92,062	95,902
Installment	29,902	32,446
Other	12,506	11,250
Total loans	$1,996,851	$1,972,881

At March 31, 2007 and December 31, 2006 commercial real estate loans and commercial and industrial loans represented 83.3% and 82.6% of total loans, respectively.  We endeavor to maintain a diversified real estate portfolio to protect against a potential downturn in any one business sector.  We manage risk associated with our commercial loan portfolio through comprehensive underwriting policies and procedures, diversification and loan monitoring efforts.  Our underwriting standards include evaluations of the cash flow capabilities of the borrower to repay the loan, requiring independent appraisals, periodic property inspections, and analyses of the quality and experience of the organization or developer managing each property. In addition to real estate collateral, the majority of our commercial loans are secured by business assets and most carry the personal guarantees of the principals.

Commercial real estate loans increased $1.0 million in the first three months of 2007 to $1.08 billion at March 31, 2007 from the balance at December 31, 2006.  The commercial real estate portfolio includes mortgage loans on owner occupied and tenanted investment properties (investor occupied), and construction and development loans. We experienced growth in construction and development loans of $14.2 million. Offsetting this growth was a $12.0 million and $1.1 million decline in investor and owner occupied loans.  We continue to see signs of slowing in the real estate market in New Jersey, which could reduce the opportunity for growth or result in a decline in our commercial loan portfolio. Investor and owner occupied commercial mortgages are principally secured by professional office buildings, retail stores, shopping centers and industrial developments, generally with maturities of five to ten years.  Construction and development loans primarily fund residential and commercial projects, and to a lesser extent, acquisition of land for future development.  Residential construction loans include single family, multi-family, and condominium projects.  Commercial construction loans include office and professional development, retail development and other commercial related projects.  Generally, construction loans have terms of one to two years, are interest only, and have floating rates indexed to the prime rate of interest.

Commercial and industrial loans consist of lines of credit, term loans and demand loans. Commercial and industrial loans increased $34.2 million or 6.2% to $585.5 million at March 31, 2007 compared to $551.2 million at year-end 2006. The growth was in lines of credit, which increased $27.7 million and term loans, which increased $7.0 million.  Commercial and industrial loans typically consist of loans to finance equipment, inventory, receivables, and other working capital needs of small to mid-sized businesses.

Residential real estate loans are comprised of 1-4 family and multi-family loans. Residential mortgages consist of first liens on owner occupied 1-4 family residences, while multi-family loans primarily consist of loans secured by apartment complexes. As a participating seller and servicer of Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), we generally underwrite residential real estate loans to conform to standards required by these agencies. Residential real estate loans decreased $6.2 million to $198.5 million at March 31, 2007 compared to $204.6 million at year-end 2006. We believe the drop in residential real estate loans is primarily due to the slow down in the real estate market.  Generally, 1-4 family loans are made in connection with broader banking relationships.  We are not involved in the sub-prime residential lending market, including home equity loans.  At March 31, 2007 residential loans represented 9.9% of our total loans compared to 10.4% at year-end 2006.

Consumer loans decreased $5.1 million or 3.7% to $134.5 million at March 31, 2007 compared to $139.6 million at December 31, 2006. Consumer loans include fixed and floating rate home equity loans and lines, indirect auto loans, personal loans and other traditional installment loans. Home equity loans and lines represented 68.5% of total consumer loans at March 31, 2007.  We underwrite home equity loans to the same credit standards as single-family home loans.  As a result, our delinquency and loss experience on home equity loans has been excellent.  Like our commercial lending portfolio, the majority of our consumer loans are also secured by collateral.

Asset Quality

Commercial lending is one of our most critical functions.  While the most profitable part of our business is commercial lending, the risk and complexity of that business is also the greatest.  Extending credit to our borrowers exposes us to credit risk, which is the risk that the principal balance of the a loan and related interest will not be collected due to the inability of the borrower to repay the loan.  We seek to manage credit risk by carefully analyzing both the debt service capacity of a borrower and the underlying collateral securing their loans.  Through our lending and credit risk functions we continuously review our loan portfolio for credit risk.  We manage credit risk in our loan portfolio through written loan policies, which establish underwriting standards and other standards or limits deemed necessary or prudent.  These guidelines are determined by our credit approval committee and approved by the Bank’s board of directors.

Nonperforming assets as a percentage of total assets amounted to 0.98% at March 31, 2007, compared to 1.12% at December 31, 2006.  Total nonperforming assets decreased $3.3 million or 11.3% to $26.1 million at March 31, 2007 compared to $29.5 million at December 31, 2006.  The decline in nonperforming assets was primarily due to the decline in commercial real estate loans past due 90 days or more.

The following table sets forth nonperforming assets in our loan portfolio by type at March 31, 2007, December 31, 2006 and March 31, 2006.

(in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Nonaccrual loans:
Commercial real estate	$13,883	$13,211	$5,619
Commercial and industrial	8,335	8,609	7,394
Residential	2,839	3,429	2,042
Consumer	198	108	451
Total	25,255	25,357	15,506
Loans 90 days or more past due:
Commercial real estate	-	3,283	-
Commercial and industrial	75	49	-
Residential	401	382	617
Consumer	1	4	88
Total	477	3,718	705
Total nonperforming loans	25,732	29,075	16,211
Other real estate	385	385	-
Total nonperforming assets	$26,117	$29,460	$16,211

Nonperforming loans consist of loans on a nonaccrual basis, loans whose terms have been restructured because of a deterioration in the financial condition of the borrower, and loans which are contractually past due 90 days or more as to interest or principal payments and have not been classified as nonaccrual. There were no restructured loans for the periods presented.  Nonperforming assets include nonperforming loans plus other real estate owned.  Nonaccrual loans totaled $25.3 million at March 31, 2007, reflecting a $102,000 decline from $25.4 million at December 31, 2006.  The modest decrease in nonaccural loans resulted primarily from declines in nonaccrual residential and commercial and industrial loans.  Nonaccrual commercial real estate and commercial and industrial loans accounted for approximately 88% of total nonaccrual loans at March 31, 2007.  The collateral on nonaccrual loans should help to limit our losses on these loans.  However, additional loan loss provisions or charge offs could be required for several reasons including the decline in collateral values.

Loans 90 days or more past due declined $3.2 million to $477,000 at March 31, 2007, compared to $3.7 million at year-end 2006. The decline resulted primarily from a decrease in commercial real estate loans 90 days or more past due.

Other real estate totaled $385,000 at March 31, 2007, unchanged from the balance at year-end 2006.  We anticipate selling this asset in 2007.

At March 31, 2007 we had $78.8 million, compared to $94.0 million at December 31, 2006, in loans that have exhibited certain weaknesses, which we have determined require additional monitoring or oversight.  These credits receive frequent monitoring and although these credits may pose higher risks, did not warrant adverse classification at March 31, 2007.  Additionally, as part of our analysis of the loan portfolio we have determined there were approximately $31.2 million in potential problem loans at March 31, 2007 and $26.2 million at December 31, 2006.  We define potential problem loans as performing loans classified substandard, which because of well-defined weaknesses may in some cases result in a loan being placed on nonaccrual with the possibility of some principal loss if the weaknesses are not corrected.  Including certain performing loans in potential problem loans is not necessarily indicative of expected losses that may occur, but reflects our recognition that these loans carry a higher probability of default.  While we make every effort to accurately access the loan portfolio, we can give no assurance that we have identified all of our potential problem loans.

Our goal is to return to the higher credit quality profile we experienced in the past.  One action that we have taken to improve asset quality is to limit new loans to construction contractors due to our loss experience with this loan type. Factors beyond our control, however, such as adverse economic and business conditions, could result in higher nonperforming asset levels. Additionally, since the majority of our loans are backed by real estate collateral, if it were necessary to liquidate our real estate collateral during a period of reduced real estate values, earnings could be negatively impacted.

Allowance for Loan Losses

We have identified the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is maintained at a level estimated to absorb probable loan losses inherent in the loan portfolio.   Our internal credit risk review function, which operates independently of the lending function, monitors the loan portfolio to identify risks so that an appropriate allowance can be maintained.  Our methodology for evaluating the adequacy of the allowance consists of a number of significant elements, which include specific allowances for impaired loans, an allocated allowance for specific loan pools, and an unallocated allowance to cover inherent loan losses which have not been otherwise reviewed or measured on an individual basis.  The formal evaluation process for determining the adequacy of the allowance for loan losses takes place quarterly.

As part of our formal process, our commercial lending staff reviews, evaluates and rates our commercial loans at origination based on their respective risks.  Risk classifications range from one to nine, or from minimal risk to loss.  Internal credit risk review staff formally evaluate risk ratings and classifications.  Our criticized and classified asset committee, comprised of key executive and senior officers, including the credit risk review officer, is responsible for the review and oversight of higher risk performing loans and all nonperforming loans.  We define higher risk performing loans to be loans that are exhibiting certain weaknesses and require a higher level of monitoring because of one or more factors such as borrower performance, business conditions affecting the borrower, nature of collateral, or other factors.  On a quarterly basis, the criticized and classified asset committee also vettes changes in risk ratings, approve strategies regarding problem credits and reviews impaired loan analyses.  The committee will recommend charge offs based on their analyses to the credit approval committee of the Bank’s board of directors.  The credit administration staff confirms reserve allocations for impaired loans each quarter.  Reserves associated with these loans are based on a thorough analysis of the most probable sources of repayment, which is normally the liquidation of collateral, but may also include discounted cash flows.

As part of this process, risk is measured by use of a matrix, which is customized to measure the risk of each loan type or pool.  Loan pools are based on specific commercial loan categories consisting of groups of borrowers with similar characteristics to better measure the risk in each loan category.  The reserve percentage assigned to each risk-rating category within each pool is determined quarterly from historical loan loss rates based on an eight quarter rolling trend using migration analysis. In addition, we use our judgment concerning the anticipated impact on credit quality of economic conditions, real estate values, interest rates and business activity. Allocations for the allowance for loan losses are determined after the review described above. At March 31, 2007, the following risk ratings were used for determining the allowance. Risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as minimal, modest, better than average, average and acceptable. Loans with acceptable risk were reserved at a range of 0.35% to 1.50%. Risk ratings of between 6 and 9 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard, doubtful or loss. Due to the higher level of risk, these loans were assigned a specific reserve or were reserved at a range of 3.75% to 100%. At March 31, 2007, there were no 9 rated loans. Residential mortgage loans were assigned an individual risk reserve percentage of up to 0.01% due to the strong secured nature of these loans and the low level of losses experienced historically. Consumer loans were assigned reserve percentages of 0.01% for the lowest risk to 3.67% for the highest risk depending on the extent and type of collateral.

Factors used to evaluate the adequacy of the allowance for loan losses include the amounts and trends of criticized loans and economic data associated primarily with New Jersey’s real estate market.  After the conclusion of this evaluation, we present the quarterly review of the loan loss reserve to the Bank’s board of directors for their approval.  Results of regulatory examinations may also impact our allowance for loan losses, as review of the allowance for loan losses is typically an integral part of the regulatory examination process.

In connection with management’s assessment of our internal control over financial reporting at December 31, 2006, management identified a material weakness related to the risk rating process and resultant determination of the allowance for loan losses and the provision for loan losses, specifically as to ineffective policies and procedures related to the loan risk rating process by loan officers, as well as ineffective monitoring and review by credit risk review personnel to identify and resolve discrepancies in risk ratings.  As a result, we are requiring additional credit training for our loan officers, have changed personnel within the credit risk review function, enhanced administrative oversight of the credit risk review function and undertaken an expanded review of loan files to confirm appropriate risk ratings.  We believe the actions we are taking, when completed, should correct this material weakness in our internal control over financial reporting.

The following table provides information regarding the allowance for loan losses for the three-month periods ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
(in thousands)	2007	2006
Allowance balance, beginning of period	$24,563	$22,703
Charge offs:
Commercial and industrial	(559)	(2,564)
Commercial real estate	-	(88)
Consumer	(49)	(59)
Total charge offs	(608)	(2,711)
Recoveries:
Commercial and industrial	17	4
Residential	32	-
Consumer	31	46
Total recoveries	80	50
Net charge offs	(528)	(2,661)
Provision charged to operations	650	2,350
Allowance balance, end of period	$24,685	$22,392
Allowance for loan losses to total loans	1.24%	1.13%
Nonperforming loans to total loans	1.29	0.81
Net charge offs to average loans	0.11	0.54
Allowance for loan losses to nonperforming loans	95.93%	138.13%

At March 31, 2007, the allowance for loan losses totaled $24.7 million, an increase of $122,000 compared to $24.6 million at December 31, 2006.  The ratio of the allowance for loan losses to total loans was 1.24% at March 31, 2007 compared to 1.25% at year-end 2006. We also measure the adequacy of the allowance for loan losses by the coverage ratio. The coverage ratio is the allowance for loan losses as a percentage of nonperforming loans.  At March 31, 2007 this ratio was 95.93% compared to 84.48% at December 31, 2006 and 138.13% at March 31, 2006.   It is our assessment, based on our judgment and analysis, that the allowance for loan losses was appropriate for the credit risk inherent in the loan portfolio at March 31, 2007.

Loans or portions of loans deemed uncollectible are deducted from the allowance for loan losses, while recoveries of amounts previously charged off, if any, are added to the allowance. Net loan charge offs were $528,000 for the first three months of 2007, compared to $2.7 million for the same period in 2006.  The decrease in net charge offs is primarily reflective of the higher level of charge offs experienced in the first quarter of 2006. Net charge offs to average loans decreased to 0.11% in the first three months of 2007, compared to 0.54% for the same period in 2006. Annual net loan charge offs to average loans in 2006 was 0.48%. We believe the low first quarter charge off rate is not indicative of the expected charge off performance for all of 2007.

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

	March 31, 2007			December 31, 2006
			Percent of			Percent of
	Reserve	Percent of	loans to	Reserve	Percent of	loans to
(in thousands)	Amount	Allowance	Total loans	Amount	Allowance	Total loans
Commercial real estate	$12,995	52.6%	54.1%	$12,598	51.2%	54.6%
Commercial and industrial	10,074	40.8	29.3	10,168	41.4	27.9
Residential	1,249	5.1	9.9	1,390	5.7	10.4
Consumer	367	1.5	6.7	407	1.7	7.1
Total	$24,685	100.0%	100.0%	$24,563	100.0%	100.0%

Federal funds sold and interest bearing deposits with banks

We use a number of short-term investment vehicles to invest excess funds. Short-term investment vehicles utilized include Federal funds sold and interest bearing deposits with banks. We have maintained adequate levels of overnight liquidity to meet potential loan demand and normal deposit fluctuations. At March 31, 2007, Federal funds sold and interest bearing deposits with banks totaled $75.6 million compared to $35.6 million at December 31, 2006. This increase in Federal funds sold and interest bearing deposits resulted primarily from increases in deposits, which exceeded loan growth.

Securities

At March 31, 2007 our investment portfolio was comprised of U.S. government securities, agency named mortgage-backed securities, tax-exempt obligations of state and political subdivisions, equity and other securities.  There were no securities in the name of any one issuer exceeding 10% of stockholders’ equity, except for securities issued by U.S. government-sponsored agencies, including mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

The investment portfolio is used principally to manage liquidity, interest rate risk and regulatory capital, and to take advantage of market opportunities that provide favorable returns with limited credit risk.  The securities portfolio is generally structured to provide consistent cash flows to enhance liquidity and provide funding for loan growth.

At March 31, 2007, the investment portfolio totaled $489.8 million or 18.3% of total assets, compared to $498.7 million or 19.0% of total assets at December 31, 2006.  Agency named mortgage-backed securities (MBS) represented 68.1% and 69.0% of our portfolio at March 31, 2007 and at December 31, 2006, respectively.

The following tables present the amortized cost and estimated market value of our securities portfolios at March 31, 2007 and December 31, 2006.

Securities Available for Sale	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value
U.S. Treasury obligations	$4,026	$3,849	$4,027	$3,820
Mortgage-backed securities
Issued by FNMA/FHLMC	331,456	323,215	341,892	332,273
Issued by GNMA	8,892	8,983	9,629	9,680
Corporate obligations	34,412	35,125	34,132	34,897
Federal Reserve Bank stock	4,156	4,156	4,156	4,156
Federal Home Loan Bank stock	17,365	17,365	17,815	17,815
Total	$400,307	$392,693	$411,651	$402,641

Investment Securities	March 31, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value
Obligations of state and political subdivisions	$95,969	$97,803	$94,783	$96,753
Mortgage-backed securities
Issued by FNMA/FHLMC	1,180	1,177	1,289	1,284
Total	$97,149	$98,980	$96,072	$98,037

At March 31, 2007, securities available for sale (AFS) totaled $392.7 million, a decrease of $9.9 million from $402.6 million at year-end 2006.  The decrease was primarily due to principal paydowns on MBS that were not replaced, partially offset by a decrease in the unrealized losses in the portfolio.  Due to our interest rate risk position and the shape of the yield curve we chose not to purchase new MBS, but reinvested cash flows into over night Federal funds.  The AFS portfolio represented 80.2% of the total investment portfolio.

AFS securities are carried at their estimated market value, with any net unrealized gains or losses, net of taxes reported in accumulated other comprehensive income in stockholders’ equity unless a decline in value is deemed to be other-than-temporary, in which case the decline is reported in current period results.  The unrealized loss, net of taxes on the AFS portfolio was $4.5 million at March 31, 2007 compared to $5.3 million at year-end 2006.  The decline in the unrealized loss position was primarily due to a decline in interest rates, which resulted in an improved portfolio market value.

Securities that we have the intent and ability to hold to maturity are classified as investment securities and are reported at amortized cost or book value.  This portfolio is primarily comprised of municipal bonds.  Investment securities held to maturity totaled $97.1 million reflecting a $1.1 million increase in the first quarter of 2007.  The increase was primarily due to a $1.2 million increase in municipal bonds.  We typically purchase “Aaa” rated insured general obligation municipal bonds and plan to continue purchasing similar bonds during the balance of 2007 to reduce our effective tax rate and enhance the tax equivalent yield of our investment portfolio.

Our 2007 investment strategy is based on our overall interest rate risk position.  During 2006, the repricing characteristics of our loan portfolio shifted more towards fixed rate.  Traditionally, our loan portfolio has had a significant floating rate component.  Because of this we have been able to maintain a longer term fixed rate securities portfolio to provide protection against falling interest rates.  We have started to selectively purchase floating rate securities to address this shift in the loan portfolio.  Based on our 2007 financial plan we believe there will be limited investment portfolio growth in 2007.  We will continue to monitor the impact of changes in interest rates, cash flows, and duration to investment portfolio performance and adjust our strategy with asset liability objectives.

We evaluate all securities with unrealized losses quarterly to determine whether the loss is other than temporary. We have identified the evaluation of losses other than temporary for securities to be a critical accounting policy.  At March 31, 2007, we determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses. We believe that the unrealized losses in the securities portfolios were caused by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on MBS.

Deposits

Deposits represent our principal funding source. Our focus in 2007 continues to be expanding our geographic footprint, strengthening our brand image, as well as marketing new products and services to attract lower cost core deposits. We define core deposits as all nonmaturity retail and business deposits, and time deposits of under $100,000 obtained through our branch network.  Nonmaturity deposits include non-interest and interest bearing demand, money market and savings deposits.  We believe these deposits are typically lower in cost than other deposits including, public funds, CDs of $100,000 or more, surrogate’s deposits and Reserve Fund money market balances.

Total deposits increased $56.9 million to $2.06 billion at March 31, 2007 from $2.00 billion at December 31, 2006.  In the first quarter to enhance liquidity and fund our loan growth we priced short term CDs to be attractive to depositors. As a result, CDs became a larger portion of our deposit base.  These certificates were obtained from both new customers and existing customers shifting funds out of lower cost nonmaturity deposits to CDs to obtain the higher yield.  This trend has resulted in CDs increasing to 46.2% of total deposits at March 31, 2007 compared to 43.6% at December 31, 2006 and 39.7% at March 31, 2006.  A second trend relates to our Simply Better Money Market product. This product enjoyed moderate growth in the first quarter of 2007.  Balances were attracted from both new customers as well as existing customers who shifted balances from lower yielding accounts to the higher yielding money market product. These shifts in growth patterns and the increased level and cost of CDs has resulted in our cost of deposits increasing. We believe this trend will continue, but the impact on our overall cost of funds should lessen if market interest rates remain at their quarter end levels.

In the first quarter of 2007 we introduced our Capital Builder Money Market Account.  This product is part of our effort to attract additional small business customers to YNB.  We believe that this product along with our small business loan products and array of business checking accounts will allow us to attract additional business relationships to YNB and attract core deposits.

The following table provides information concerning YNB’s deposit base at March 31, 2007 and December 31, 2006.

(in thousands)	March 31, 2007	December 31, 2006
Non-interest bearing demand deposits	$192,086	$197,126
Interest bearing demand deposits	307,358	340,722
Money market deposits	465,153	440,253
Savings deposits	143,696	152,289
Time deposits of $100,000 or more	273,544	248,315
Other time deposits	678,347	624,578
Total	$2,060,184	$2,003,283

Interest bearing demand deposits decreased $33.4 million or 9.8% to $307.4 million at March 31, 2007 from $340.7 million at December 31, 2006. The decline in interest bearing demand deposits is primarily due a $12.3 million decline in public funds, a $12.0 million decrease in surrogate’s deposits (i.e., intermingled minors trust funds) and a  $10.3 million decrease in Simply Better Checking balances. Due to the success of our retail strategy in attracting deposits we were able to reduce our reliance on surrogate’s deposits, which were more costly than deposits raised through our branch network.  The decline in Simply Better Checking was primarily due to depositors shifting balances from this account to our higher yielding Simply Better Money Market account, and to a lesser extent, CDs.

Money market balances increased $24.9 million or 5.7% to $465.2 million at March 31, 2007, compared to $440.3 million at December 31, 2006. The primary factor for this increase was our popular Simply Better Money Market product. This tiered account pays a competitive rate of interest, and continued to attract new depositors to YNB and provide an attractive option for existing customers looking for an increased return on their deposits without using CDs.  Simply Better Money Market balances increased $16.2 million to $277.8 million at March 31, 2007 compared to $261.6 million at December 31, 2006.

Savings deposits decreased $8.6 million or 5.6%, to $143.7 million at March 31, 2007, compared to $152.3 million at December 31, 2006. The primary reason for this decline was the decline in Simply Better Savings balances to $85.6 million at March 31, 2007, compared to $93.7 million at December 31, 2006. We believe this shift of funds out of Simply Better Savings into Simply Better Money Market, and to a lesser extent, certificates of deposit, will continue, resulting in higher core deposits cost.

We market our CDs through our branch network, through a computer-based service provided by an independent third party, which enables us to place CDs nationally, and through CD brokers on a very selected basis. There were no brokered CDs outstanding at March 31, 2007 or December 31, 2006. Total time deposits, which include CDs of $100,000 or more and other time deposits, increased $79.0 million to $951.9 million at March 31, 2007 from $872.9 million at December 31, 2006. The increase in CDs resulted from the attraction of CDs of $100,000 or less which increased $53.8 million or 8.6% to $678.3 million at March 31, 2007 from $624.6 million.  CDs of $100,000 or more increased $25.2 million primarily due to growth in public fund CDs and balances attracted through our branch network.  At March 31, 2007 we had approximately $28.4 million in CDs obtained through the computer-based service, compared to $36.9 million at December 31, 2006.  As interest rates have increased, the cost of CDs obtained through this service have become significantly more expensive than those obtained in our markets. It is our plan to retire these CDs as they mature subject to our liquidity needs.  We believe that in the current interest rate environment, the popularity of CDs with depositors will continue to increase and CDs will continue to increase as a percentage of our deposit base. If our loan growth increases, we anticipate that growth would be funded primarily through our Simply Better Money Market product and certificates of deposits.

Non-interest bearing demand deposits decreased $5.0 million or 2.6% to $192.1 million at March 31, 2007, compared to $197.1 million at December 31, 2006.  This decline was primarily due to a decrease in business checking balances in the first three months of 2007.  We believe this decline is representative of businesses’ desire to actively manage their money through our broad base of business deposit alternatives and does not reflect the loss of business relationships.  To address this decline in non-interest bearing demand deposits, we have increased our focus on attracting new business relationships to YNB.  This strategy includes improvements to our small business loan products, the introduction of our Capital Builder Money Market account and increased marketing and business development efforts towards small businesses.

It is our strategy to fund earning asset growth with deposits. To achieve this goal, we will continue to execute our retail strategy in order to attract core deposits.  We believe this will contribute to a stable net interest margin in the near term and increased levels of net interest income.  To realize these benefits we will continue to open branches in new markets, while introducing our products and broad range of banking services.  From a liability perspective, the continued increase in the cost of CDs in the first three months of 2007, combined with the cost of all other interest bearing deposits have been the primary factors in limiting our ability to further increase our net interest margin. In addition, should a greater part of our deposit base shift to higher cost time deposits or we were required to use higher cost alternative funding sources, improvement in our net interest margin would be limited or our net interest margin could decrease.

Borrowed Funds

Borrowed funds, excluding subordinated debentures, decreased $11.1 million to $326.2 million at March 31, 2007, compared to $337.3 million at year-end 2007.  Because we reduced our balance of borrowed funds with our balance sheet restructure in the fourth quarter of 2006, our current plans relating to borrowed funds will be based on liquidity and interest rate risk needs.  At March 31, 2007 total borrowed funds, excluding subordinated debentures, were 12.2% of total assets, compared to 12.9% at December 31, 2006 and 24.2% at March 31, 2006.

We are a member of the FHLB of New York and use FHLB advances as an alternative source of funds.  FHLB advances totaled $314.0 million at March 31, 2007 and represented 80.7% of our total borrowed funds.  FHLB advances declined $10.0 million in the first quarter of 2007, from $324.0 million at December 31, 2006.  Our portfolio of FHLB advances consists entirely of callable borrowings.  At March 31, 2007, there were $214.0 million in advances with call dates in 2007.  Based on March 31, 2007 interest rates we believe that $91.0 million in advances will be called in 2007.We believe that our current level of borrowings is appropriate for a bank our size.  Within approved policy guidelines, we may use FHLB advances as an alternative funding source or to meet desired asset and liability, or liquidity objectives.

Subordinated Debentures (Trust Preferred Securities)

We obtained a portion of the capital needed to support the growth of the Bank and for other purposes through the sale of subordinated debentures of Yardville National Bancorp to subsidiary statutory business trusts of Yardville National Bancorp, which, in turn sold common securities to Yardville National Bancorp and trust preferred securities to third parties.  At March 31, 2007 there were $62.9 million in subordinated debentures outstanding, unchanged from December 31, 2006, which supported payment of $1.9 million in common securities and $61.0 million in trust preferred securities. All of the $61.0 million in trust-preferred securities qualified as Tier 1 capital at March 31, 2007.  The amount of trust-preferred securities qualifying as Tier 1 capital is limited to 25% of all Tier 1 capital.

Regulatory Capital

We manage capital in a highly regulated environment which requires a balance between earning the highest return for stockholders while maintaining sufficient capital levels for proper risk management and satisfying regulatory requirements.  Our capital management is designed to generate attractive returns on equity to our stockholders and to assure that we are always well capitalized, or otherwise meet capital targets set by regulatory authorities, while having the necessary capital to support our growth.

Our equity capital was $190.8 million at March 31, 2007 reflecting an increase of $4.7 million, or 2.5%, from $186.1 million at December 31, 2006.  The increase primarily resulted from net income, offset by dividends.  We believe that our equity capital position is adequate to support the existing asset position as well as our anticipated 2007 asset growth.

We are subject to risk-based capital standards under Federal banking regulations. These banking regulations relate a company’s regulatory capital to the risk profile of its total assets and off-balance sheet items, and provide the basis for evaluating capital adequacy. Under these standards, assets and certain off-balance sheet items are assigned to broad risk categories, each with applicable weights. Typically, risk-based capital standards require both the bank and the holding company to have Tier 1 capital of at least 4%, and total capital (including Tier 1 capital) of at least 8%, of total risk-adjusted assets. Our bank and holding company are also subject to leverage ratio requirements. The leverage ratio measures Tier 1 capital to adjusted quarterly average assets. Typically the leverage ratio is required to be at least 4%.

Tier 1 capital includes stockholders’ equity (adjusted for intangibles and the net unrealized gain/loss on securities available for sale) and trust-preferred securities.  Trust preferred securities are limited to 25% of Tier 1 capital.  Balances in trust preferred securities not qualifying as Tier 1 capital are included in total capital.  Total capital is comprised of all components of Tier 1 capital plus the allowance for loan losses subject to certain restrictions.

The following table presents the actual capital amounts and ratios of Yardville National Bancorp, the “Holding Company,” and the Bank at March 31, 2007 and December 31, 2006. Our risk-based capital ratios remained unchanged at March 31, 2007 when compared to December 31, 2006.  Our Tier 1 leverage ratio at both the Bank and the Holding Company increased significantly due to the balance sheet restructure which lowered average assets to a greater extent in the first quarter of 2007.

	Amount		Ratios
(amounts in thousands)	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Risk-based capital:
Tier 1:
Holding Company	$256,186	$251,772	11.2%	11.2%
Bank	230,105	226,408	10.1	10.1
Total:
Holding Company	$280,871	$276,336	12.3	12.3
Bank	280,871	250,972	11.2	11.2
Tier 1 leverage:
Holding Company	$256,186	$251,772	9.8%	8.8%
Bank	230,105	226,408	8.8	8.0

Under capital adequacy guidelines, a well-capitalized financial institution must maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of 6% and a leverage ratio of at least 5%.

Due to our agreement with the OCC, the Bank is no longer considered well-capitalized for certain regulatory purposes. This capital category may not, however, constitute an accurate representation of the Bank’s general financial condition or prospects. In addition, under the agreement, the Bank has to achieve and maintain a total risk-based capital ratio of at least 10.75%, a Tier 1 risk-based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. We were in compliance with all required capital ratios at March 31, 2007. We believe the combination of controlled asset growth and expected solid financial performance in 2007 should allow us to continue to exceed all applicable minimum capital requirements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There have been no material changes in our market risk from December 31, 2006, except as discussed below. For information regarding our market risk, please refer to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006.

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

At March 31, 2007, the cumulative one-year gap was a negative $357.9 million, or 13.4% of total assets, compared to a negative $368.0 million, or 14.0% of total assets, at December 31, 2006. We have maintained a negative gap to better position us for stable or declining rates, but this position has increased our risk exposure to rising rates. Although we believe interest rates are more likely to move lower before moving higher, we expect to reduce the size of the negative gap in 2007, to be prudent, based on the uncertainty of future interest rates.

We believe that the simulation of net interest income in different rate environments provides a more meaningful measure of our interest rate risk position than gap analysis.  Our simulation model measures the volatility of net interest income to changes in market interest rates.  We dynamically model our interest income and interest expense over specified time periods under different interest rate scenarios and balance sheet structures.  We assess the probable effects on the balance sheet not only of changes in interest rates, but also possible strategies for responding to them.  We measure sensitivity of net interest income over 12- and 24- month time horizons, based on assumptions established by ALCO and approved by our board of directors.  The board established certain policy limits for potential volatility of net interest income as projected by our simulation.

In our base case simulation, the composition of the balance sheet is kept static and interest rates are assumed to be flat or unchanged.  Volatility is measured from the base case and is expressed as the percentage change in net interest income, from the base case, over 12- and 24-month periods with a change in interest rates of plus or minus 200 basis points.  At March 31, 2007 we modeled a dynamic yield curve by inverting the curve with rising rates and steepening the curve with falling rates during year one.  This is followed by constant rates for year two.  ALCO has established a policy that net interest income sensitivity is acceptable if net interest income in the base case scenario is within a –7% change in net interest income in the first  twelve  months  and  within –14% change over the two-year time frame.

The following table reflects the estimated change in net interest income from the base case scenario for a 12- and 24-month period based on our March 31, 2007 and December 31, 2006 balance sheets:

	Percentage Change in
	Net Interest Income
Change in Market Interest Rates (basis points)	Next 12 months	Next 24 months
As of: March 31, 2007
+200 basis points	-0.5%	-10.1%
Flat	-	-
-200 basis points	0.4%	6.1%

As of: December 31, 2006
+200 basis points	-0.4%	-9.7%
Flat	-	-
-200 basis points	0.2%	5.8%

Based on our March 31, 2007 simulation analysis, we believe our interest rate risk position remains fairly balanced over the next 12 months whether we experience rising or falling interest rates and is relatively unchanged from our position at year-end 2006.  Our risk to rising rates in year two increases from the assumed impact of FHLB advances being called and replaced with higher cost funds as well as increased costs from the replacement of maturing CDs.  This, combined with the predominately fixed rate profile of our earning asset base, produces less net interest income in year two.  The year two results at March 31, 2007 reflect a marginal increase in risk from our position at year-end 2006.  We continue to evaluate several strategies to address our risk exposure to rising rates in year two.  Shortening the repricing characteristics of loans or securities, for example, could reduce the risk to rising rates.  Lengthening liabilities like CDs with terms greater than one year or replacing FHLB advances with longer terms and less optionality may also reduce net interest income risk to higher rates.  Our simulation analysis indicates that our net interest income would increase in a falling rate environment.

We also measure, through simulation analysis, the impact to net interest income based on growth, in addition to rate ramps, inversions, or rate shifts greater than 2% over 12-and 24-month periods.  In our growth scenario we see similar results to net interest income based on our projected balance sheet composition.  Due to the assumptions used in preparing our simulation analysis, actual outcomes could differ significantly from the simulation outcomes.

We measure longer-term interest rate risk through the Economic Value of Equity (“EVE”) model. This model involves projecting future cash flows from our current assets and liabilities to their maturity dates, discounting those cash flows at appropriate interest rates, and then aggregating the discounted cash flows.  Our EVE is the estimated net present value of these discounted cash flows. The variance in the economic value of equity is measured as a percentage of the present value of equity.  The sensitivity of EVE to changes in the level of interest rates is a measure of the sensitivity of long-term earnings to changes in interest rates.  We use the sensitivity of EVE to measure the exposure of equity to changes in interest rates over a relatively long time horizon.

The following table lists the percentage change in EVE with a plus or minus 200 basis point rate shock at March 31, 2007 and December 31, 2006.

	Percentage Change in EVE
Change in market interest rates (rate shock)	March 31, 2007	December 31, 2006
+200 basis points	-13.5%	-13.4%
-200 basis points	-5.0%	-5.2%

Based on the underlying assumptions, we were within policy guidelines at March 31, 2007 and December 31, 2006, with our risk position remaining relatively unchanged.  From a longer-term interest rate risk perspective, our balance sheet is best positioned to perform better in a lower interest rate environment, the more probable environment in our view.

Certain shortcomings are inherent in the methodology used in the previously discussed interest rate risk measurements.  Modeling changes in simulation and EVE analyses require the making of certain assumptions, which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  There are many factors that we evaluate when constructing the assumptions used in short-term and long-term interest rate risk models.  One of the most important assumptions involves deposits without fixed maturity dates.  These core deposits include non-interest bearing demand, interest bearing demand, savings and money market deposits, and represent a significant portion of our deposit base.  We believe these core deposits, as a whole, are less sensitive to changes in interest rates than our other interest bearing liabilities and can effectively fund a portion of our fixed rate earning asset portfolio.  The balance of these deposits and their costs may fluctuate due to changes in market interest rates, competition, or by the fact that customers may add to or withdraw these deposits at any time or at no cost.  These characteristics and the lack of a fixed maturity date makes modeling these deposits for both simulation and EVE purposes very subjective.  A modest change in the maturity term or repricing characteristics can result in very different outcomes. Because each financial institution assigns different repricing and maturity terms to these nonmaturity deposits, comparing risk between institutions without understanding the treatment of nonmaturity deposits has limited value.  Another source of uncertainty are the options embedded in many of our financial instruments, which include loans, investments and convertible FHLB advances.  To deal with the uncertainties when constructing either short- or long-term interest rate measurements, we have developed a number of assumptions.  Depending on the product or behavior in question, each assumption will reflect some combination of market data, research analysis and business judgment.  Assumptions are reviewed periodically and changes are made when deemed appropriate by management and approved by ALCO.

Although the models discussed above provide an indication of our interest rate exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income or economic value of equity and may differ from actual results.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of March 31, 2007. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as of December 31, 2006 which still existed at March 31, 2007.

Changes to Internal Control Over Financial Reporting

As we reported in our Annual Report on Form 10-K, as amended, based on management’s assessment as of December 31, 2006, we did not maintain effective internal control over financial reporting due to the existence of a material weakness related to the risk rating process and resultant determination of the allowance for loan losses and the provision for loan losses.  Accordingly, we made several changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Specifically, management has taken remedial actions with respect to the identified material weakness.  We are requiring additional training for our loan officers, as well as updating and strengthening our credit policies and procedures manual.  We have changed personnel within the credit risk review function, enhanced administration oversight of the credit risk review function and undertaken an expanded review of loan files to confirm appropriate risk ratings. We believe the actions we are taking, when completed, should correct this material weakness.

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

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

Actions Related to 2006 Annual Meeting

On February 8, 2007, the Superior Court of New Jersey, Chancery Division, Passaic County issued an Order of Judgment in Seidman and Associates, LLC, et al v. Yardville National Bancorp et al. (Docket No. C41-06).  The Order of Judgment found that (a) the Company does not have to increase the size of its board by two seats, (b) no additional hearings were necessary on the claims asserted in the Seidman and Associates LLC v. Yardville National Bancorp litigation, and (c) there was no reason to address plaintiffs' claim concerning the validity of the director qualification by-law language that prohibits disqualified individuals from nominating director candidates, because there was no present case in controversy that required a ruling on this subject. The Order also found that the defendants were responsible for reimbursing plaintiffs for the costs of the 2006 proxy contest and certain legal fees and costs. On March 29, 2007, the Court issued an Order Awarding Fees and Costs that required the defendants to reimburse plaintiffs $76,383.26 for proxy costs and $23,669.80 for legal fees and costs.

Following the Court's Order Awarding Fees and Costs, the Company and the individual board members filed a Notice of Appeal with the New Jersey Appellate Division challenging the Court's rulings that (a) the Company's Board of Directors did not have a compelling justification to reduce the size of its Board in December 2005; and (b) the Company and Board had to reimburse plaintiffs for costs of the proxy contest and attorneys’ fees and costs for the initial Order to Show Cause hearing.

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

Item 1A:  Risk Factors

Significant risk factors could negatively impact our financial condition and results of operation. These risk factors are discussed in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. We do not believe there have been any material changes in these risk factors since that report.

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

YARDVILLE NATIONAL BANCORP (Registrant)
Date: May 10, 2007	By:	Stephen F. Carman Stephen F. Carman Vice President and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Vice President and Treasurer

E - 1