Form 10-Q
period 2007-06-30
YARDVILLE NATIONAL BANCORP
filed 2007-08-09
CIK 787849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                Accelerated filer [x]                                           Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [x]

Indicate the number of share outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 3, 2007 the following class and number of shares were outstanding:

Common Stock, no par value	11,181,137
Class	Number of shares outstanding

INDEX
YARDVILLE NATIONAL BANCORP AND SUBSIDIARIES

Part I:  FINANCIAL INFORMATION

Item 1. Financial Statements

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Condition

	(Unaudited)
(in thousands, except share data)	June 30, 2007	December 31, 2006
Assets:
Cash and due from banks	$33,552	$30,355
Federal funds sold	23,725	3,265
Cash and Cash Equivalents	57,277	33,620
Interest bearing deposits with banks	6,789	32,358
Securities available for sale	408,356	402,641
Investment securities (market value of $102,661 in 2007 and $98,037 in 2006)	103,139	96,072
Loans	1,900,657	1,972,881
Less: Allowance for loan losses	(24,692)	(24,563)
Loans, net	1,875,965	1,948,318
Bank premises and equipment, net	12,384	12,067
Other real estate	385	385
Bank owned life insurance	50,565	49,651
Other assets	47,246	45,619
Total Assets	$2,562,106	$2,620,731
Liabilities and Stockholders' Equity:
Deposits
Non-interest bearing	$196,499	$197,126
Interest bearing	1,803,289	1,806,157
Total Deposits	1,999,788	2,003,283
Borrowed funds
Securities sold under agreements to repurchase	10,000	10,000
Federal Home Loan Bank advances	263,000	324,000
Subordinated debentures	62,892	62,892
Obligation for Employee Stock Ownership Plan (ESOP)	1,406	1,688
Other	1,391	1,593
Total Borrowed Funds	338,689	400,173
Other liabilities	34,643	31,181
Total Liabilities	$2,373,120	$2,434,637
Commitments and Contingent Liabilities
Stockholders' equity:
Preferred stock: no par value
Authorized 1,000,000 shares, none issued
Common stock: no par value
Authorized 20,000,000 shares
Issued 11,371,731 shares in 2007 and 11,250,592 shares in 2006	110,882	108,728
Surplus	2,205	2,205
Undivided profits	91,799	86,100
Treasury stock, at cost: 180,594 shares	(3,160)	(3,160)
Unallocated ESOP shares	(1,406)	(1,688)
Accumulated other comprehensive loss	(11,334)	(6,091)
Total Stockholders' Equity	188,986	186,094
Total Liabilities and Stockholders' Equity	$2,562,106	$2,620,731

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$35,950	$37,307	$73,086	$72,728
Interest on deposits with banks	678	336	896	566
Interest on securities available for sale	5,379	8,842	10,762	17,804
Interest on investment securities:
Taxable	16	26	36	49
Exempt from Federal income tax	1,102	1,025	2,167	2,035
Interest on Federal funds sold	263	152	340	280
Total Interest Income	43,388	47,688	87,287	93,462
INTEREST EXPENSE:
Interest on savings account deposits	7,164	6,974	14,261	13,121
Interest on certificates of deposits $100,000 or more	3,323	2,500	6,522	4,784
Interest on other time deposits	8,376	6,443	16,223	11,963
Interest on borrowed funds	3,519	9,392	7,230	18,696
Interest on subordinated debentures	1,400	1,360	2,791	2,666
Total Interest Expense	23,782	26,669	47,027	51,230
Net Interest Income	19,606	21,019	40,260	42,232
Less provision for loan losses	1,800	1,800	2,450	4,150
Net Interest Income After Provision for Loan Losses	17,806	19,219	37,810	38,082
NON-INTEREST INCOME:
Service charges on deposit accounts	658	777	1,275	1,436
Securities gains, net	-	-	7	-
Income on bank owned life insurance	472	440	914	861
Other non-interest income	753	576	1,429	1,157
Total Non-Interest Income	1,883	1,793	3,625	3,454
NON-INTEREST EXPENSE:
Salaries and employee benefits	7,973	7,572	15,775	15,223
Occupancy expense, net	1,875	1,368	3,661	2,795
Equipment expense	841	856	1,680	1,652
Other non-interest expense	4,911	4,510	9,239	8,014
Total Non-Interest Expense	15,600	14,306	30,355	27,684
Income before income tax expense	4,089	6,706	11,080	13,852
Income tax expense	958	1,649	2,821	3,627
Net Income	$3,131	$5,057	$8,259	$10,225
EARNINGS PER SHARE:
Basic	$0.28	$0.46	$0.75	$0.94
Diluted	0.27	0.45	0.72	0.90
Weighted average shares outstanding:
Basic	11,088	10,938	11,065	10,911
Diluted	11,416	11,339	11,411	11,326

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended June 30, 2007 and 2006
(Unaudited)

							Accumulated
						Unallocated	other
(in thousands, except share	Common	Common		Undivided	Treasury	ESOP	Comprehensive
amounts)	shares	stock	Surplus	profits	stock	Shares	income (loss)	Total
BALANCE, December 31, 2005	10,914,737	$105,122	$2,205	$85,896	(3,160)	$(2,250)	$(10,355)	$177,458
Net income				10,225				10,225
Unrealized loss - securities
available for sale,
net of tax of benefit of $5414							(8,941)	(8,941)
Total comprehensive income								1,284
Cash dividends paid
($0.22 per share)				(2,522)				(2,522)
ESOP fair value adjustment		5						5
Common stock issued:
Exercise of stock options and
related tax benefit	83,041	1,615						1,615
Stock option expense		149						149
Dividend reinvestment plan	5,875	205						205
ESOP shares allocated						281		281
BALANCE, June 30, 2006	11,003,653	$107,096	$2,205	$93,599	(3,160)	$(1,969)	$(19,296)	$178,475

BALANCE, December 31, 2006	11,069,998	$108,728	$2,205	$86,100	(3,160)	$(1,688)	$(6,091)	$186,094
Net income				8,259				8,259
Unrealized gain - securities
available for sale,
net of tax benefit of $3,270							(4,735)	(4,735)
Less reclassification of realized
net gain on sale of
securities available for
sale, net of tax of $2							(5)	(5)
Adjustment to recognize funded
status of retirement plan, net
of tax benefit of $271							(503)	(503)
Total comprehensive income								3,016

Cash dividens paid
($0.23 per share)				(2,560)				(2,560)
ESOP fair value adjustment		14						14
Common stock issued:
Exercise of stock options and
related tax benefit	66,094	1,347						1,347
Exercise of stock warrants	50,000	600						600
Stock option expense		18						18
Dividend reinvestment plan	5,045	175						175
ESOP shares allocated						282		282
BALANCE, June 30, 2007	11,191,137	$110,882	$2,205	$91,799	(3,160)	$(1,406)	$(11,334)	$188,986

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,259	$10,225
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,450	4,150
Depreciation	1,228	1,293
ESOP fair value adjustment	14	6
Option expense	18	149
Amortization of deposit intangible	102	102
Amortization and accretion on securities	(127)	(121)
Gain on sale of securities available for sale	(7)	-
Increase (decrease) in other assets	127	(3,738)
Increase in other liabilities	3,462	2,749
Net Cash Provided by Operating Activities	15,526	14,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest bearing deposits with banks	25,569	(45,960)
Purchase of securities available for sale	(40,567)	(9,185)
Maturities, calls and paydowns of securities available for sale	26,627	33,264
Proceeds from sales of securities available for sale	330	-
Purchase of investment securities	(8,111)	(5,360)
Proceeds from maturities and paydowns of investment securities	1,061	1,645
Net decrease (increase) in loans	69,903	(66,206)
Expenditures for bank premises and equipment	(1,545)	(1,174)
Net Cash Provided by (Used in) Investing Activities	73,267	(92,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, money market, and savings deposits	(46,091)	21,756
Net increase in certificates of deposit	42,596	52,510
Proceeds from borrowed funds (needs to be updated and 2006 reviewed)	40,000	-
Paydowns of borrowed funds	(101,484)	(10,855)
Proceeds from issuance of common stock	2,054	1,423
Tax benefit related to stock-based compensation	67	396
Allocation of ESOP Shares	282	281
Dividends Paid	(2,560)	(2,522)
Net Cash (Used in) Provided by Financing Activities	(65,136)	62,989
Net increase (decrease) in cash and cash equivalents	23,657	(15,172)
Cash and cash equivalents as of beginning of period	33,620	63,486
Cash and Cash Equivalents as of End of Period	$57,277	$48,314
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$51,890	$50,976
Income taxes	348	2,485
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfer from loans, net of charge offs	$-	$502

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Notes to (Unaudited) Consolidated Financial Statements
Three and Six Months Ended June 30, 2007

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

The consolidated financial data as of and for the three and six months ended June 30, 2007 include, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation at such dates and for such periods. The consolidated financial data presented for the three and six months ended June 30, 2007 is not necessarily indicative of the results of operations that might be expected for the entire year ending December 31, 2007.

A. Consolidation

The consolidated financial statements include the accounts of Yardville National Bancorp and its subsidiary, The Yardville National Bank, and the Bank’s direct and indirect subsidiaries (collectively, the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

B. Reclassification

Certain reclassifications have been made in the consolidated financial statements for prior periods to conform to the classification presented in 2007.

Critical Accounting Policies and Estimates

Note 1 to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, contains a summary of our significant accounting policies. We believe our policies governing the allowance for loan losses, income taxes and asset impairments, including other than temporary declines in the value of our securities, are critical accounting policies. These policies are deemed critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Our critical accounting policies and their application are periodically discussed with the audit committee of the Company’s board of directors.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio at the balance sheet date.  The allowance for loan losses has been determined in accordance with GAAP, under which we are required to maintain an adequate allowance for loan losses. The allowance for loan losses is determined based on our assessment of several factors.  Those factors include reviews and evaluations of specific loans, current economic conditions, historical loan loss experience and the level of classified and nonperforming loans. We believe that our allowance for loan losses is adequate to cover specifically identifiable loan losses, as well as losses inherent in our portfolio which are probable but not specifically identifiable.

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

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, particularly in New Jersey, and due to other factors described above. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. For additional information on the methodology for determining the allowance for loan losses see “Allowance for Loan Losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations later in this report.

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

Certain of our assets are carried in our consolidated statements of condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of various assets. In addition to our impairment analyses related to loans, another significant analysis relates to other than temporary declines in the value of our securities. We conduct a quarterly review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether any such decline is other than temporary. If any such decline is deemed other than temporary, we adjust the carrying value of the security by writing down the security to fair market value through a charge to current period earnings. At June 30,  2007 we have determined that all unrealized losses were temporary in nature.

2. Earnings Per Share

Weighted average shares for the basic net income per share computation for the three months ended June 30, 2007 and 2006 were 11,088,000 and 10,938,000, respectively. For the diluted net income per share computation, common stock equivalents of 328,000 and 401,000 are included for the three months ended June 30, 2007 and 2006, respectively. Common stock equivalents that were antidilutive for the three months ended June 30, 2007 and 2006 were 39,000 and 42,000, respectively.

Weighted average shares for the basic net income per share computation for the six months ended June 30, 2007 and 2006 were 11,065,000 and 10,911,000, respectively. For the diluted net income per share computation, common stock equivalents of 346,000 and 415,000 are included for the six months ended June 30, 2007 and 2006, respectively. Common stock equivalents that were antidilutive for the six months ended June 30, 2007 and 2006 were 12,000 and 42,000, respectively.

3. Stock-Based Compensation

The Company has three share-based compensation plans under which incentive and nonqualified stock options, restricted stock or other stock-based awards may be granted periodically to certain employees and directors. Options granted to employees have been granted at an exercise price equal to the fair value of the underlying shares at the date of grant and vest based on continued service with the Company for a specified period, generally five years with a maximum of ten years. Options granted to directors vest immediately and typically have five-year terms. While the Company has a plan that allows for the granting of restricted stock or other stock-based awards, no restricted stock or other stock-based awards have been granted under the plan as of June 30, 2007.

The Company uses the Black-Scholes option-pricing model to determine the fair value of options at the date of grant. The Black-Scholes, option-pricing model requires several inputs, including the stock price volatility, expected term and dividend rate. Changes in input assumptions can materially affect the fair value estimates.

The Company did not grant any options in the first and second quarters of 2007. Expense for the first half of 2007 relating to options granted prior to the first quarter of 2007 was $18,000. There was $149,000 in  expense relating to stock options in 2006.  At June 30, 2007, there was $51,000 in unamortized option expense that will be expensed over the next four years.

4. Relationships and Transactions with Directors and Officers

The Bank has extended credit in the ordinary course of business to directors, senior officers, and their associates on substantially the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other customers of the Bank. None of these loans were past due or on nonaccrual status at June 30, 2007 and 2006. The following table summarizes activity with respect to such loans. Included in repayments and other changes for the six months ended June 30, 2006, is a $25.4 million reduction due to the resignations of directors Lorraine Buklad and Sidney L. Hofing on December 31, 2005.

	Six Months Ended
	June 30,
(in thousands)	2007	2006
Balance as of beginning of period	$18,932	$57,414
New loans	2,488	1,981
Repayments and other changes	1,734	27,103
Balance as of end of the period	$19,686	$32,292

In addition, the Company has had, and expects in the future to have other transactions in the ordinary course of business with a number of its directors, senior officers and other affiliates (and their associates) on substantially the same terms as those prevailing for comparable transactions with unaffiliated third parties. No new material relationships or transactions were commenced, and no material changes were made to existing relationships or transactions, during the quarter ended June 30, 2007.

5. Derivative Financial Instruments

As part of our interest rate risk management process, we periodically enter into interest rate derivative contracts. These derivative interest rate contracts may include interest rate swaps, caps and floors, and are utilized to modify the repricing characteristics of specific assets and liabilities. There were $105.0 million in pay floating swaps outstanding at June 30, 2006. These swaps increased interest expense by approximately $1.1 million in the first six months of 2006. There were no derivative financial instruments outstanding at June 30, 2007 or December 31, 2006.

6. Regulatory Matters

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

Among other things, the agreement requires the Bank to achieve and maintain a total risk-based capital ratio of at least 10.75%, a Tier 1 risk-based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. To ensure compliance with these capital ratios we raised approximately $8.7 million in a private offering of the Company’s common stock in November 2005, of which substantially all of the proceeds were contributed to the Bank. We were in compliance with all required capital ratios at December 31, 2006 and June 30, 2007. The OCC approved all four quarterly dividend payments from the Bank to the Company in 2006 and the first and second quarter dividend payments in 2007.

Under the agreement, the Bank will not be deemed to be “well capitalized” for certain regulatory purposes. Such capital category may not, however, accurately represent the Bank’s general financial condition or prospects.

In January 2006, the Company received a supervisory letter from its primary regulator the Federal Reserve Bank of Philadelphia. Among other things, the letter requires that the Company obtain prior approval before declaring and paying dividends to shareholders. The Federal Reserve Bank of Philadelphia has approved all four quarterly dividend payments in 2006 and the first and second quarter 2007 dividend payments to shareholders.

7. Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to provide the reader with information pertinent to understanding and assessing Yardville National Bancorp’s results of operations for the three and six months ended June 30, 2007 and the financial condition at June 30, 2007. It should be read in conjunction with our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006, as well as the unaudited consolidated financial statements and the accompanying notes in this Form 10-Q. Throughout this report, the terms “YNB,” “Company,” “we,” “us,” “our,” and “corporation” refer to Yardville National Bancorp, our wholly owned banking subsidiary, The Yardville National Bank (the “Bank”), and other direct and indirect subsidiaries of the Bank, as a consolidated entity except where noted.

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Form 10-Q and other material we file with the Securities and Exchange Commission, referred to as the “SEC,” as well as information included in oral statements or other written statements made, or to be made, by us, contain statements that are forward-looking. These may include statements that relate to, among other things, profitability, liquidity, adequacy of our allowance for loan losses, plans for growth, interest rate sensitivity, market risk, regulatory compliance, and financial and other goals. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be realized. Forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from expected results and, accordingly, from those expressed in any forward-looking statements made by us or on our behalf. Factors that could cause actual results to differ materially from our current expectations include among other things: our ability to consummate a planned transaction with PNC; adverse changes in our loan quality and the resulting credit risk-related losses and expenses; levels of our loan origination volume; the results of our efforts to implement our retail strategy and attract core deposits; compliance with laws and regulatory requirements, including our formal agreement with the Office of the Comptroller of the Currency; interest rate changes and other economic conditions; continued relationships with major customers; competition in product offerings and product pricing; adverse changes in the economy that could increase credit-related losses and expenses; adverse changes in the market price of our common stock;  and other risks and uncertainties detailed from time to time in our filings with the SEC. Although forward-looking statements help to provide complete information about us, readers should keep in mind that forward-looking statements may not be reliable. Readers are cautioned not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events except as may be required by applicable law or regulation.

Results of Operations

2007 Overview

Yardville National Bancorp is a $2.56 billion registered bank holding company headquartered in Hamilton, New Jersey. Positioned in the dynamic Central New Jersey business corridor connecting New York City with Philadelphia, we operate 35 full-service branches through our wholly-owned banking subsidiary, The Yardville National Bank, in Mercer, Hunterdon, Somerset, Middlesex, Burlington, and Ocean Counties in New Jersey and Bucks County in Pennsylvania.

On June 6, 2007, we entered into an agreement and plan of merger with The PNC Financial Services Group, Inc., a Pennsylvania corporation, referred to as "PNC." The merger agreement provides that, upon the terms and subject to the conditions set forth in the merger agreement, Yardville National Bancorp will merge with and into PNC, with PNC continuing as the surviving corporation.

We have made representations, warranties and covenants in our agreement with PNC, including, among others, covenants to conduct our businesses in the ordinary course consistent with past practice until the consummation of the transaction; not to engage in certain kinds of transactions during this period; and to use our reasonable best efforts to consummate the transaction, including using our reasonable best efforts to take all steps necessary to obtain required governmental and third-party consents.  Consummation of the PNC transaction is subject to customary conditions and our agreement with PNC contains certain termination rights for both YNB and PNC.  The foregoing description of our agreement with PNC does not purport to be complete and is qualified in its entirety by reference to the agreement, which has been filed as Exhibit 2.1 to our current report on Form 8 K, filed with the SEC on June 8, 2007.

We anticipate that our preparations for the planned transaction with PNC, including our compliance with the covenants set forth in the merger agreement, will impact our results of operations and financial condition throughout the balance of 2007.

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

Our strength as a commercial business lender provides us opportunities to generate higher yielding earning assets. We generate substantially all of our revenue from interest income earned on loans and securities. Throughout 2006 and for much of the first half of 2007 we experienced a flat to inverted interest rate yield curve. This has produced an exceptionally challenging interest rate environment.    At the same time, competition for both loans and deposits has been strong.  Despite generating new business opportunities in the second quarter, these factors have negatively impacted net interest income levels and our net interest margin.

In 2007, we continued our branch expansion opening  a branch in North Brunswick, our third in Middlesex County.  In addition, we opened two new branches in July 2007. We also introduced our Capital Builder Money Market account for our small to medium sized business customers and are aggressively marketing our small business suite of deposit and loan products.

Late in the fourth quarter of 2006, we restructured a portion of our balance sheet.  The balance sheet restructure increased our net interest margin and has supported our net interest income in 2007, while reducing our interest rate risk and enhancing our liquidity profile.  To achieve these results, we sold lower yielding securities and used the proceeds, as well as other funds, to retire $320.0 million in higher cost Federal Home Loan Bank (FHLB) advances. We also refinanced $100.0 million in FHLB advances to further reduce interest expense. The restructure was successful and was the key factor in the improvement of our net interest margin for the first six months of 2007 compared to the same period in 2006.

Net Income

We earned net income of $8.3 million for the six months ended June 30, 2007, a decrease of $1.9 million compared to net income of $10.2 million for the same period in 2006. Lower net interest income due to the prolonged inverted yield curve and higher non-interest expenses, partially offset by the benefits of our balance sheet restructure and a lower provision for loan losses, were the principal reasons for the lower 2007 results. Diluted earnings per share for the first six months of 2007 decreased 20.0% to $0.72 compared to $0.90 for the same period in 2006. The decrease in diluted earnings per share resulted primarily from lower net income.

On a quarterly basis, net income for the second quarter of 2007 was $3.1 million, a decrease of 38.1% compared to $5.1 million for the second quarter of 2006. The decrease in net income for the comparative periods resulted primarily from lower net interest income and higher non-interest expenses.  Non-interest expenses increased primarily due to costs associated with our consideration of strategic alternatives and the planned transaction with PNC.  Second quarter net interest income levels were negatively impacted due to the higher cost of interest bearing deposits and lower average loans outstanding in the second quarter of 2007 compared to the same period in 2006, partially offset by the benefits of our balance sheet restructure.  Diluted earnings per share decreased $0.18 to $0.27 for the second quarter of 2007 compared to $0.45 for the second quarter of 2006. The decrease in earnings per share was primarily due to lower net income for the second quarter of 2007 compared to the second quarter of 2006.

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

Our net interest income for the first six months of 2007 was $40.3 million, a decrease of $1.9 million or 4.7% from $42.2 million for the same period in 2006. The most notable factor relating to the decrease in net interest income was the increase in the cost of interest bearing deposits, which was mitigated to a certain extent by the balance sheet restructure completed in the fourth quarter of 2006.

The net interest margin is calculated by dividing net interest income by average earning assets. We present our net interest margin on a tax equivalent basis. You should refer to note 4 of the Financial Summary table on page 16 for the adjustments used in the calculation of the tax equivalent net interest margin. We believe that this presentation provides comparability of net interest income from both taxable and non-taxable sources and is consistent with industry practice.  Although we believe that these financial measures enhance investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP.  For the first six months of 2007, our tax equivalent net interest margin was 3.29%, a 25 basis point or 8.2% increase when compared to the net interest margin of 3.04% for the same period in 2006.  The yield on interest earning assets increased 37 basis points to 6.93% for the first six months of 2007, compared to 6.56% for the same period in 2006.  On the liability side, the cost of interest bearing deposits increased 66 basis points to 4.04% for the first six months of 2007, compared to 3.38% for the same period in 2006.  Partially offsetting this increase was the prepayment and refinancing of FHLB advances, which resulted in the cost of borrowed funds declining 78 basis points to 4.44% for the first six months of 2007, compared to 5.22% for the same period in 2006.  These were the two principal factors for the 21 basis point increase in the overall cost of interest bearing liabilities to 4.23% for the first six months of 2007 compared to 4.02% for the same period in 2006. We believe that the benefits realized in the first six months of 2007 relating to our balance sheet restructure will continue throughout the remainder of 2007.  At the same time, however, the costs of interest bearing deposits could continue to rise faster than earning asset yields, resulting in continued pressure on our net interest margin.  Generating sufficient loans at acceptable rates will be critical if we are to maintain our net interest margin.

On a quarterly basis, the 2007 second quarter tax equivalent net interest margin was 3.21%, an increase of 20 basis points, compared to 3.01% for the same period in 2006.  The most significant factor for the increase in the net interest margin was the balance sheet restructure completed in the fourth quarter of 2006. The improvement in the securities yield as a result of the restrucuture was the primary factor for the increase in the yield on earning assets to 6.89% for the second quarter of 2007 compared to 6.65% for the same period in 2006.  While the cost of interest bearing deposits increased 54 basis points to 4.09% for the second quarter of 2007, compared to the 3.55% for the same period in 2006, the overall increase in the cost of interest bearing liabilities was limited to 13 basis points due to the reduction in the cost of borrowed funds associated with our balance sheet restructure.  The cost of borrowed funds for the second quarter of 2007 was 4.48% reflecting a decrease of 77 basis points compared to 5.25% for the second quarter of 2006.

On a linked quarter basis our tax equivalent net interest margin decreased 16 basis point to 3.21% for the second quarter of 2007 compared to 3.37% for the first quarter of 2007. The primary factors for the decrease in the net interest margin was a lower yield on earning assets and a higher cost of interest bearing deposits.  The yield on earning assets declined 8 basis points to 6.89% for the second quarter of 2007, compared to 6.97% for the first quarter of 2007.  The primary factors for this decrease was the $57.0 million decline in higher yielding average loans outstanding and a 2 basis point drop in the loan yield for the second quarter of 2007 compared to the first quarter of 2007.  At the same time, the cost of interest bearing liabilities increased 9 basis points to 4.28% for the second quarter of 2007, compared to 4.19% for the first quarter of 2007.  The increase in the cost of interest bearing liabilities was primarily due to a 12 basis point increase in the cost of certificates of deposit to 4.96% for the second quarter of 2007, compared to 4.84% for the first quarter of 2007.  Should these trends continue, we will have limited ability to maintain our net interest margin.

The following tables set forth an analysis of net interest income by each major category of average interest earning assets and interest bearing liabilities and the related yields and costs for the three and six months ended June 30, 2007 and 2006. Average yields for each period are derived by dividing annualized income by the average balance of the related assets and average costs for each period are derived by dividing annualized expense by the average balance of the related liabilities. The yields and costs include fees, costs, premiums and discounts, which are considered adjustments to interest rates.

Financial Summary
Average Balances, Yields and Costs
(Unaudited)

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
			Average			Average
	Average		Yield /	Average		Yield /
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$45,107	$678	6.01%	$25,899	$336	5.19%
Federal funds sold	26,977	263	3.90	12,280	152	4.95
Securities	501,651	6,497	5.18	803,661	9,893	4.92
Loans (1)	1,943,760	35,950	7.40	2,025,995	37,307	7.37
Total interest earning assets	$2,517,495	$43,388	6.89%	$2,867,835	$47,688	6.65%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	$31,190			$35,143
Allowance for loan losses	(25,212)			(22,842)
Premises and equipment, net	12,385			11,622
Other assets	84,123			83,236
Total non-interest earning assets	102,486			107,159
Total assets	$2,619,981			$2,974,994
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$903,457	$7,164	3.17%	$963,732	$6,974	2.89%
Certificates of deposit of $100,000 or more	264,432	3,323	5.03	239,367	2,500	4.18
Other time deposits	678,273	8,376	4.94	588,335	6,443	4.38
Total interest bearing deposits	1,846,162	18,863	4.09	1,791,434	15,917	3.55
Borrowed funds	314,091	3,519	4.48	715,894	9,392	5.25
Subordinated debentures	62,892	1,400	8.90	62,892	1,360	8.65
Total interest bearing liabilities	$2,223,145	$23,782	4.28%	$2,570,220	$26,669	4.15%
NON-INTEREST BEARING LIABILITIES:
Demand deposits	$186,429			$209,379
Other liabilities	20,016			17,853
Stockholders' equity	190,391			177,542
Total non-interest bearing liabilities and
stockholders' equity	$396,836			$404,774
Total liabilities and stockholders' equity	$2,619,981			$2,974,994
Interest rate spread (2)			2.61%			2.50%
Net interest income and margin (3)		$19,606	3.12%		$21,019	2.93%
Net interest income and margin (tax equivalent basis)(4)		$20,173	3.21%		$21,554	3.01%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual balances with no related interest income.
(2)	The interest rate spread is the difference between the average yield on interest earning assets and average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)
In order to make pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35% and has the effect of increasing interest income by $567,000 and $535,000 for the three month periods ended June 30, 2007 and 2006, respectively.

Financial Summary
Average Balances, Yields and Costs
(Unaudited)

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
			Average			Average
	Average		Yield /	Average		Yield /
(in thousands)	Balance	Interest	Cost	Balance	Interest	Cost
INTEREST EARNING ASSETS:
Interest bearing deposits with banks	$31,025	$896	5.78%	$22,823	$566	4.96%
Federal funds sold	16,446	340	4.13	11,977	280	4.68
Securities	498,618	12,965	5.20	814,604	19,888	4.88
Loans (1)	1,972,241	73,086	7.41	2,000,604	72,728	7.27
Total interest earning assets	$2,518,330	$87,287	6.93%	$2,850,008	$93,462	6.56%
NON-INTEREST EARNING ASSETS:
Cash and due from banks	$30,987			$35,588
Allowance for loan losses	(24,724)			(23,022)
Premises and equipment, net	12,331			11,669
Other assets	83,316			77,157
Total non-interest earning assets	101,910			101,392
Total assets	$2,620,240			$2,951,400
INTEREST BEARING LIABILITIES:
Deposits:
Savings, money markets, and interest bearing demand	$906,047	$14,261	3.15%	$960,182	$13,121	2.73%
Certificates of deposit of $100,000 or more	262,943	6,522	4.96	238,422	4,784	4.01
Other time deposits	664,166	16,223	4.89	570,913	11,963	4.19
Total interest bearing deposits	1,833,156	37,006	4.04	1,769,517	29,868	3.38
Borrowed funds	325,489	7,230	4.44	716,785	18,696	5.22
Subordinated debentures	62,892	2,791	8.88	62,892	2,666	8.48
Total interest bearing liabilities	$2,221,537	$47,027	4.23%	$2,549,194	$51,230	4.02%
NON-INTEREST BEARING LIABILITIES:
Demand deposits	$188,595			$210,077
Other liabilities	20,269			13,867
Stockholders' equity	189,839			178,262
Total non-interest bearing liabilities and
stockholders' equity	$398,703			$402,206
Total liabilities and stockholders' equity	$2,620,240			$2,951,400
Interest rate spread (2)			2.70%			2.54%
Net interest income and margin (3)		$40,260	3.20%		$42,232	2.96%
Net interest income and margin (tax equivalent basis)(4)		$41,382	3.29%		$43,302	3.04%

(1)	Loan origination fees are considered an adjustment to interest income. For the purpose of calculating loan yields, average loan balances include nonaccrual balances with no related interest income.
(2)	The interest rate spread is the difference between the average yield on interest earning assets and average rate paid on interest bearing liabilities.
(3)	The net interest margin is equal to net interest income divided by average interest earning assets.
(4)
In order to make pre-tax income and resultant yields on tax-exempt investments and loans on a basis comparable to those on taxable investments and loans, a tax equivalent adjustment is made to interest income. The tax equivalent adjustment has been computed using a Federal income tax rate of 35% and has the effect of increasing interest income by $1,122,000 and $1,070,000 for the six month periods ended June 30, 2007 and 2006, respectively.

Interest Income

For the first six months of 2007, total interest income was $87.3 million, a decrease of $6.2 million or 6.6% when compared to $93.5 million for the same period in 2006.  A decrease  in interest income on securities available for sale was the primary factor for the decrease.  Income on securities declined primarily due to a  38.8% decrease in average securities to $498.6 million for the first six months of 2007 compared to $814.6 million for the same period in 2006.  Average securities declined primarily due to sales of securities in connection with our balance sheet restructure.

Interest and fees on loans for the first six months of 2007 increased $358,000 to $73.1 million from $72.7 million for the same period in 2006.  The higher interest and fees on loans resulted from a higher loan yield, offset by lower average loans. Average loans decreased $28.4 million to $1.97 billion in the first six months of 2007 compared to $2.00 billion for the same period in 2006.  The yield on loans increased 14 basis points to 7.41% for the first six months of 2007 from 7.27% for the same period in 2006. The higher loan yield in the first six months of 2007 was due, in part, to the higher prime rate of interest, to which many of our loans are indexed. At June 30, 2007 approximately $549.0 million of our loans consisted of floating rate loans principally tied to the prime rate of interest. For the first six months of 2007, the average prime rate of interest was 8.25% compared to 7.67% for the same period in 2006. At June 30, 2007, approximately $241.0 million of our floating rate commercial loans have interest rate caps and $161.5 million of these loans have reached their caps.  These caps would have the effect of restricting the growth in interest income should the prime rate of interest move higher.

Interest on securities decreased $6.9 million to $13.0 million for the first six months of 2007 compared to $19.9 million for the same period in 2006. The primary reason for this decrease was a $316.0 million decline in average securities for the first six months of 2007 compared to the same period in 2006. The yield on our securities portfolio improved 32 basis points to 5.20% for the first six months of 2007 compared to 4.88% for the same period in 2006. The primary cause for the increased yield and the lower interest income was due to the sale of lower yielding securities as part of the balance sheet restructure in the fourth quarter of 2006.

For the second quarter of 2007, total interest income was $43.3 million, a decrease of $4.3 million or 9.0% when compared to $47.7 million for the second quarter of 2006.  The decrease is primarily due to a $3.4 million decrease in interest on securities available for sale, and to a lesser extent, $1.4 million less in interest and fees on loans in the second quarter of 2007 compared to the same period in 2006.  The decrease in interest on securities resulted from our fourth quarter 2006 balance sheet restructure, which in part reduced average securities $302.0 million to $501.7 million for the second quarter of 2007 compared to $803.7 million for the same period in 2006.

Interest Expense

Interest expense for the first six months of 2007 was $47.0 million, a decrease of $4.2 million or 8.2% from the $51.2 million reported  for the same period in 2006.  The cost of interest bearing liabilities in the first six months was 4.23%, an increase of 21 basis points compared to 4.02% for the first six months of 2006.  The increase in interest expense was strongly influenced by two factors.  First, the higher interest rate environment and strong competition for deposits resulted in a higher cost of deposits in the first half of 2007 compared to the same period in 2006.  At the same time, we benefited from the balance sheet restructure which reduced the average balance and cost of borrowed funds for the first half of 2007 compared to the same period in 2006.

We continued to execute our retail strategy with the ongoing objective of managing our cost of funds by attracting lower cost core deposits in the first half of 2007.  We opened one branch in the first quarter of 2007 and two additional branches in July 2007.  These new branches should contribute  to attracting deposits to meet our funding needs at lower rates than those associated with wholesale deposit funding sources.  The additional non-interest expense associated with opening a new branch, however, initially makes the overall cost of attracting deposits to new branches higher than the cost of certain alternative funding sources, like FHLB advances.  We also believe that increasing our market presence allows us access to a broader pool of lower cost core deposits. In addition, we believe deposits attracted through our branches increase franchise value and have less interest rate and liquidity risk than wholesale funding sources. Our ability to manage our deposit costs in the current interest rate environment is one critical component in maintaining our profitability.  We do not anticipate opening any additional branches in 2007, as we prepare for the planned transaction with PNC.

Interest expense on deposits increased $7.1 million or 23.9% to $37.0 million for the first six months of 2007 compared to $29.9 million for the same period in 2006.  Average interest bearing deposits were $1.83 billion for the first six months of 2007, an increase of $63.6 million or 3.6% when compared to $1.77 billion for the same period in 2006.  The increase in interest expense on deposits resulted primarily from a $6.0 million increase in interest expense on certificates of deposits for the first six months of 2007 compared to the same period in 2006.  This increase was due to both higher average balances on certificates of deposits and higher rates paid.  Average time deposits, including certificates of deposit (CDs) of $100,000 or more, increased $117.8 million to $927.1 million for the first six months of 2007 compared to $809.3 million for the same period in 2006.  In addition to the higher average balance of CDs, the rate paid on CDs increased 77 basis points over the same period.  This increase resulted primarily from the higher interest rate environment, which resulted in maturing CDs repricing to current market levels and new CDs having a higher cost than the existing portfolio.  Competition for CDs was also particularly strong which also contributed to higher CD costs.  While competition remains strong, we believe the increase in CD costs going forward should moderate as the difference between the cost of our CDs currently outstanding reprices to existing market rates.

For the first half of 2007, interest expense on savings, money markets and interest bearing demand deposits increased $1.1 million or 8.7% to $14.3 million, compared to $13.1 million for the same period in 2006.  The overall cost of savings, money markets and interest bearing demand deposits was 3.15% for the first half of 2007, compared to 2.73% for the same period in 2006.  The shift of balances from comparatively lower cost Simply Better CheckingSM and Simply Better SavingsSM to our higher yielding Simply Better Money MarketSM product was a contributing factor to the increased cost of savings, money markets and interest bearing demand deposits for the first six months of 2007 compared to the same period in 2006.  In addition, we continue to attract new depositors to our Simply Better Money Market account, which also contributes to the increase in the overall cost of these deposits.

Interest expense on borrowed funds decreased $11.5 million to $7.2 million for the first six months of 2007 compared to $18.7 million for the same period in 2006.  The cost of borrowed funds for the first half of 2007 declined 78 basis points  to 4.44%  compared to 5.22% for the same period in 2006.  The decrease primarily reflects the impact of our balance sheet restructure which resulted in the $391.3 million decline in the average balance of borrowed funds in the first half of 2007 compared to the same period in 2006. In addition, the refinancing of FHLB advances in the fourth quarter of 2006 also contributed to the declining cost of our borrowed funds.

The overall cost of subordinated debentures increased 40 basis points to 8.88% for the first six months of 2007 compared to 8.48% for the same period in 2006.  Over the same period, the average balance of subordinated debentures remained unchanged.  Of the outstanding subordinated debentures, approximately $21.7 million are fixed rate with an average rate of 9.69%.  The remaining $41.2 million are floating rate with an average spread over three month LIBOR of approximately 304 basis points. The increase in the cost of subordinated debentures resulted from the increase in three month LIBOR in the first half of 2007 compared to the same period in 2006.  Should three month LIBOR continue to increase, the overall cost of our subordinated debentures will continue to rise.

For the second quarter of 2007, total interest expense decreased $4.2 million or 8.2% to $47.0 million compared to $51.2 million for the same period in 2006.  The cost of interest bearing liabilities increased 13 basis points to 4.28% compared to 4.15% for the second quarter of 2006.  The decrease in interest expense resulted primarily from the 2006 balance sheet restructure which was the primary factor for the $401.0 million decrease in the average balance of borrowed funds and the 77 basis point drop in the cost of borrowed funds for the second quarter of 2007 compared to the same period in 2006.  Partially offsetting this decrease was an increase in the cost of interest bearing deposits of $7.1 million in the second quarter of 2007 compared to the same period in 2006.  This increase resulted from a 55 basis point increase in the cost of interest bearing balances, and to a lesser extent, a $54.7 million increase in the average balance of interest bearing deposits for the second quarter of 2007 compared to the same period in 2006.

Provision for Loan Losses

The provision for loan losses for the first six months of 2007 was $2.5 million, a decrease of $1.7 million from the $4.2 million for the same period in 2006.  The decrease in the provision for loan losses was primarily due to relatively stable asset quality during the first half of 2007 compared to the increased reserve allocations for certain problem credits required in the first half of 2006.  The provision for loan losses in the second quarter of 2007 and 2006 was $1.8 million.  See “Asset Quality” and “Allowance for loan losses” in this report for additional detail and information.

Non-interest Income

The largest component of our non-interest income is service charges and related fees on deposit accounts and other banking services. We also earn non-interest income as a result of income on bank owned life insurance (BOLI), investment and insurance fees, and other non-interest income.  Net securities gains and losses also impact our level of non-interest income.  Total non-interest income for the first six months of 2007 was $3.6 million, an increase of $171,000 when compared to the same period in 2006.  The increase was due primarily to higher other non-interest income which includes earnings on certain community reinvestment assets, partially offset by a decline in service charges on deposit accounts.  Non-interest income for the second quarter of 2007 was $1.9 million, reflecting an increase of $90,000 when compared to the second quarter of 2006.

Non-interest Expense

Our non-interest expense consists of salaries and employee benefits, occupancy, equipment and other expenses associated with conducting and expanding our business.  In the first six months of 2007, non-interest expense totaled $30.4 million, an increase of $2.7 million or 9.6%, compared to $27.7 million for the same period in 2006.  Included in 2007 non-interest expense are approximately $1.2 million in legal and other expenses associated with our consideration of strategic alternatives and the planned transaction with PNC.  The largest increases in non-interest expense in the first six months of 2007, compared to the same period in 2006, were in occupancy expense, other non-interest expense,  and salaries and employee benefits.

Our efficiency ratio, which provides a measure of our operating efficiency, is total non-interest expense as a percentage of the sum of net interest income plus non-interest income. We also measure our efficiency ratio on a tax equivalent basis. Our efficiency ratio for the first half of 2007 was 69.17%, compared to 60.60% for the same period in 2006.  On a tax equivalent basis, our efficiency ratio for the first six months of 2007 was 67.45% compared to 59.21% for the same period in 2006.  We believe that the tax equivalent presentation provides comparability of net interest income arising from both taxable and tax-exempt sources and is consistent with industry practice.  Although we believe that this presentation of efficiency ratios enhances investors’ understanding of our business and performance, these measures should not be considered an alternative to GAAP. You should refer to note 4 to the Financial Summary table on page 16 for the adjustments used in the calculation of the tax equivalent efficiency ratio.  The increase in our efficiency ratio, for the first six months of 2007 compared to the same period in 2006, resulted primarily from non-

interest expenses increasing  while  net interest income levels declined.  Non-interest expenses primarily increased due to our evaluation of strategic alternatives, the continued execution of our retail strategy and meeting regulatory requirements.  We believe there will be continued pressure on our efficiency ratio for the remainder of 2007.

The following table presents the components of non-interest expense for the six months ended June 30, 2007 and 2006.

	Six Months Ended
	June 30,
(in thousands)	2007	2006
Salaries and employee benefits	$15,775	$15,223
Occupancy expense, net	3,661	2,795
Equipment expense	1,680	1,652
Marketing	1,173	1,175
Attorneys’ fees	955	703
Audit and examination fees	873	688
Outside services and processing fees	703	717
Communication and postage	610	544
Stationery and supplies	535	536
Directors and committee fees	497	574
FDIC insurance premium	338	453
Insurance	298	260
Real estate appraisal fees	242	128
Amortization of subordinated debenture expense	136	136
Deposit intangible amortization	102	102
ORE expense	56	-
Other	2,721	1,998
Total	$30,355	$27,684

Salaries and employee benefits is the largest component of non-interest expense.  Benefits expense includes the cost of health insurance, benefit plans, incentive compensation and payroll taxes.  Salary expense increased $321,000 and benefits expense increased $231,000 for the first half of 2007 when compared to the same period in 2006.  The increase in salary expense was net of a credit of $179,000 that resulted from the recapture of certain incentive plan compensation expense. The increase in salaries and benefits expense resulted from the increase in the number of employees and the related increase in benefit costs, and merit raises.  Full time equivalent employees totaled 425 at June 30, 2007, compared to 415 at December 31, 2006, and 405 at June 30, 2006.  Staffing increases resulted primarily from our continued branch expansion.  With the opening of two new branches in July 2007 and the impact of potential new hires, we anticipate total salaries and employee benefits expense will increase for the remainder of 2007.

Occupancy costs consist primarily of rent and related maintenance and operating costs.  Net occupancy expense increased $866,000 or 31.0% to $3.7 million for the first six months of 2007 from $2.8 million for the same period in 2006. The increase was principally due to costs associated with our branch expansion, including rent, taxes and associated maintenance costs.  Occupancy costs are expected to continue to rise in 2007 as we operate a larger branch network.

Other expense, attorneys’ fees, and audit and examination fees increased 36.2%, 35.9% and 26.9% to $2.7 million, $955,000 and $873,000, respectively, in the first six months of 2007, compared to the same period in 2006.  Other expense and attorneys’ fees increased primarily due to our consideration of strategic alternatives and the planned transaction with PNC.  Audit and examination fees also include additional costs incurred in connection with the material weakness in our internal control over financial reporting identified in the first quarter of 2007. As a result of our agreement with the OCC we are required to pay higher bank examination fees and FDIC insurance premiums than would be required if no agreement was in place.

Our FDIC insurance premiums for the first six months of 2007 were $338,000, reflecting a decrease of $115,000 from the $453,000 for the same period in 2006.  This reduction resulted from a $319,000 credit we received from the FDIC.  We are due to receive an additional credit of $183,000 in the third quarter of 2007. These credits relate to a one-time assessment credit pool established under the Federal Deposit Insurance Reform Act of 2005.

We believe that non-interest expenses will continue to increase for the remainder  of 2007 due primarily to our retail strategy, which will be reflected in higher salaries and employee benefits, occupancy expense, as well as preparing for our planned transaction with PNC.

For the three months ended June 30, 2007, total non-interest expense increased $1.3 million or 9.0% to $15.6 million compared to $14.3 million for the same period in 2006.  The key factors accounting for this increase included approximately $900,000 in legal and other costs associated with our consideration of strategic alternatives and planned transaction with PNC.  In addition to those costs, salaries and employee benefits expense increased $401,000 and occupancy expense increased $507,000, reflecting our ongoing branch expansion.  Partially offsetting these increases was a $210,000 decline in our FDIC insurance premium discussed above.

Income Tax Expense

We have identified accounting for income taxes as a critical accounting policy. The provision for income taxes, comprised of Federal and state income taxes, was $2.8 million for the first six months of 2007 compared to $3.6 million for the same period in 2006. The provision for income taxes for the first six months of 2007 and 2006 were at an effective rate of 25.5% and 26.2%, respectively. The decline in tax expense resulted primarily from lower pre-tax income and, to a lesser extent, a lower effective tax rate. The lower effective tax rate resulted primarily from tax strategies to lower state tax expense.

The provision for income taxes was $958,000 for the second quarter of 2007 compared to $1.6 million for the same period in 2006.  The decrease in tax expense for the periods was primarily due to lower taxable income and, to a lesser extent a lower effective tax rate in the second quarter of 2007 of 23.4%, compared to 24.6% for the same period in 2006.  The lower effective tax rate resulted primarily from tax strategies to lower state tax expense.

Financial Condition

Assets

Total assets at June 30, 2007 were $2.56 billion, a decrease of $58.6 million from $2.62 billion at December 31, 2006.  A $72.2 million decrease in total loans was the primary factor in the decline in our assets.  We used the cash flows generated from the loan portfolio and other funds to retire $61.0 million in FHLB advances that were called.

Loans

We are a reputable provider of commercial loans, which include commercial real estate and commercial and industrial loans.  The loan portfolio represents our largest earning asset class and is our primary source of interest income.  Total loans decreased 3.7% to $1.90 billion at June 30, 2007, compared to $1.97 billion at December 31, 2006.  The decrease was primarily due to a decline  in commercial lines of credit.  Two factors significantly influenced our loan portfolio in the first half of 2007.  First, we continued to experience strong competition for new and existing commercial loan relationships reflected in aggressive pricing and terms offered by both bank and non-bank competitors.  We have generally not been willing to match pricing that does not earn us an acceptable rate of return or compromise our underwriting standards to generate growth. Second, our loan portfolio was influenced by our relationships with several large real estate developers.  We have been successful in providing real estate developers with construction and development financing as well as selected permanent financing.  A slowdown in the real estate market has limited the opportunities for growth in our construction portfolio.  Increased competition for permanent financing has limited our success in that market.  As a result of these trends, we experienced modest loan growth in the first quarter of 2007 and a reduction in the loan portfolio in the second quarter of 2007.  To generate new opportunities we have continued our expansion efforts into Middlesex County and have recently launched marketing efforts directed at small business customers.  However, larger than expected loan payoffs, increased competition, borrowers’ concerns over the economy, real estate market values, interest rates, and the planned transaction with  PNC, among other factors, could limit our growth or result in a smaller loan portfolio in 2007.

The table below sets forth YNB’s loan portfolio composition as of June 30, 2007 and December 31, 2006.

	June 30,	December 31,
(in thousands)	2007	2006
Commercial real estate
Investor occupied	$552,036	$574,855
Construction and development	262,456	244,207
Owner occupied	256,080	258,345

Commercial and industrial
Lines of credit	348,438	409,848
Term	148,816	139,791
Demand	644	1,591

Residential
1-4 family	162,431	167,132
Multi-family	36,341	37,514

Consumer
Home equity	92,833	95,902
Installment	29,396	32,446
Other	11,186	11,250
Total loans	$1,900,657	$1,972,881

At June 30, 2007 and December 31, 2006 commercial real estate loans and commercial and industrial loans represented 82.5% and 82.6% of total loans, respectively.  We endeavor to maintain a diversified real estate portfolio to protect against a potential downturn in any one business sector.  We manage risk associated with our commercial loan portfolio through comprehensive underwriting policies and procedures, diversification and loan monitoring efforts.  Our underwriting standards include evaluations of the cash flow capabilities of the borrower to repay the loan, requiring independent appraisals, periodic property inspections, and analyses of the quality and experience of the organization or developer managing each property.  In addition to real estate collateral, the majority of our commercial loans are secured by business assets and most carry the personal guarantees of the principals.

Commercial real estate loans decreased $6.8 million in the first six months of 2007 to $1.07 billion at June 30, 2007 from $1.08 billion at December 31, 2006.  The commercial real estate portfolio includes mortgage loans on owner occupied and tenanted investment properties (investor occupied), and construction and development loans.  We experienced growth in construction and development loans of $18.2 million.  Offsetting this growth were declines in investor and owner occupied loans of $22.8 million and $2.3 million, respectively.  We continue to see signs of slowing in the real estate market in New Jersey, which could reduce the opportunity for growth and has contributed to the decline in our commercial loan portfolio in the first half of 2007.  Investor and owner occupied commercial mortgages are principally secured by professional office buildings, retail stores, shopping centers and industrial developments, generally with maturities of five to ten years.  Construction and development loans primarily fund residential and commercial projects, and to a lesser extent, acquisition of land for future development. Residential construction loans include single family, multi-family, and condominium projects. Commercial construction loans include office and professional development, retail development and other commercial related projects. Generally, construction loans have terms of one to two years, are interest only, and have floating rates indexed to the prime rate of interest.

Commercial and industrial loans consist of lines of credit, term loans and demand loans. Commercial and industrial loans decreased $53.3 million or 9.7% to $497.9 million at June 30, 2007 compared to $551.2 million at year-end 2006.  The decline resulted from a $61.4 million decrease in commercial lines of credit, partially offset by $9.0 million in growth of commercial term loans.  Commercial and industrial loans typically consist of loans to finance equipment, inventory, receivables, and other working capital needs of small to mid-sized businesses.

Residential real estate loans are comprised of 1-4 family and multi-family loans. Residential mortgages consist of first liens on owner occupied 1-4 family residences, while multi-family loans primarily consist of loans secured by apartment complexes. As a participating seller and servicer of the Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC), we generally underwrite residential real estate loans to conform to standards required by these agencies. Residential real estate loans decreased $5.9 million to $198.8 million at June 30, 2007 compared to $204.6 million at year-end 2006.  We believe the decline in residential real estate loans is primarily due to the slow down in the real estate market.  Generally, 1-4 family loans are made in connection with broader banking relationships. We are not involved in the sub-prime residential lending market, including home equity loans.  At June 30, 2007 and December 31, 2006 residential loans represented 10.5% of our total loans.

Consumer loans decreased $6.2 million or 4.4% to $133.4 million at June 30, 2007 compared to $139.6 million at December 31, 2006.  Consumer loans include fixed and floating rate home equity loans and lines, indirect auto loans, personal loans and other traditional installment loans.  Home equity loans and lines represented 69.6% of total consumer loans at June 30, 2007.  We underwrite home equity loans to the same credit standards as single-family home loans.  As a result, our delinquency and loss experience on home equity loans has been favorable.  Like our commercial lending portfolio, the majority of our consumer loans are also secured by collateral.

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

Nonperforming assets as a percentage of total assets amounted to 1.11% at June 30, 2007, compared to 1.12% at December 31, 2006. Total nonperforming assets decreased $976,000 to $28.5 million at June 30, 2007 compared to $29.5 million at December 31, 2006. The decline in nonperforming assets was primarily due to a decline in loans 90 days or more past due partially offset by an increase in nonaccural loans.

The following table sets forth nonperforming assets in our loan portfolio by type at June 30, 2007, December 31, 2006 and June 30, 2006.

(in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Nonaccrual loans:
Commercial real estate	$11,813	$13,211	$4,286
Commercial and industrial	13,929	8,609	16,480
Residential	1,983	3,429	2,042
Consumer	149	108	389
Total	27,874	25,357	23,197
Loans 90 days or more past due:
Commercial real estate	-	3,283	-
Commercial and industrial	-	49	-
Residential	222	382	446
Consumer	3	4	-
Total	225	3,718	446
Total nonperforming loans	28,099	29,075	23,643
Other real estate	385	385	502
Total nonperforming assets	$28,484	$29,460	$24,145

Nonperforming loans consist of loans on a nonaccrual basis, loans whose terms have been restructured because of a deterioration in the financial condition of the borrower, and loans which are contractually past due 90 days or more as to interest or principal payments and have not been classified as nonaccrual. There were no restructured loans for the periods presented. Nonperforming assets include nonperforming loans plus other real estate owned. Nonaccrual loans totaled $27.9 million at June 30, 2007, reflecting a $2.5 million increase from $25.4 million at December 31, 2006.  The level of  nonaccrual loans is impacted by new loans being placed on nonaccrual status and the resolution or chargeoff of existing nonaccrual loans.  The increase in nonaccrual loans resulted primarily from a $5.3 million increase in nonaccrual commercial and industrial loans partially offset by declines in residential and commercial real estate loans totaling $2.8 million.

Loans 90 days or more past due declined $3.5 million to $225,000 at June 30, 2007, compared to $3.7 million at year-end 2006.  The decline resulted primarily from a decrease in commercial real estate loans 90 days or more past due.

Other real estate totaled $385,000 at June 30, 2007, unchanged from the balance at year-end 2006.  In July 2007, we sold the sole  property in this account.

At June 30, 2007 we had $58.8 million, compared to $94.0 million at December 31, 2006, in loans that have exhibited certain weaknesses, which we have determined require additional monitoring or oversight. These credits receive frequent monitoring and although these credits may pose higher risks, did not warrant adverse classification at June 30, 2007.  Additionally, as part of our analysis of the loan portfolio we have determined there were approximately $34.5 million in potential problem loans at June 30, 2007 and $26.2 million at December 31, 2006. We define potential problem loans as performing loans classified substandard, which because of well-defined weaknesses may in some cases result in a loan being placed on nonaccrual with the possibility of some principal loss if the weaknesses are not corrected. Including certain performing loans in potential problem loans is not necessarily indicative of expected losses that may occur, but reflects our recognition that these loans carry a higher probability of default. While we make every effort to accurately assess the loan portfolio, we can give no assurance that we have identified all of our potential problem loans.

One of our goals is to improve credit quality.  One action that we have taken to improve asset quality is to limit new loans to contractors due to our loss experience with this loan type. Factors beyond our control, however, such as adverse economic and business conditions, could result in higher nonperforming asset levels. Additionally, since the majority of our loans are backed by real estate collateral, if it were necessary to liquidate our real estate collateral during a period of reduced real estate values, earnings could be negatively impacted.

Allowance for Loan Losses

We have identified the allowance for loan losses to be a critical accounting policy. The allowance for loan losses is maintained at a level we believe is adequate to absorb probable loan losses inherent in the loan portfolio. Our internal credit risk review function, which operates independently of the lending function, monitors the loan portfolio to identify risks so that an appropriate allowance can be maintained. Our methodology for evaluating the adequacy of the allowance consists of a number of significant elements, which include specific allowances for impaired loans, an allocated allowance for specific loan pools, and an unallocated allowance to cover inherent loan losses, which have not been otherwise reviewed or measured on an individual basis. The formal evaluation process for determining the adequacy of the allowance for loan losses takes place quarterly.

As part of our formal process, our commercial lending staff reviews, evaluates and rates our commercial loans at origination based on their respective risks. Risk classifications range from one to nine, or from minimal risk to loss. Internal credit risk review staff formally evaluates risk ratings and classifications. Our criticized and classified asset committee, comprised of key executive and senior officers, including the credit risk review officer, is responsible for the review and oversight of higher risk performing loans and all nonperforming loans. We define higher risk performing loans to be loans that are exhibiting certain weaknesses and require a higher level of monitoring because of one or more factors such as borrower performance, business conditions affecting the borrower, nature of collateral, or other factors.  On a quarterly basis, the criticized and classified asset committee also vettes changes in risk ratings, approves strategies regarding problem credits and reviews impaired loan analyses. The committee will recommend charge offs based on its analyses to the credit approval committee of the Bank’s board of directors. The credit administration staff confirms reserve allocations for impaired loans each quarter. Reserves associated with these loans are based on a thorough analysis of the most probable source or sources of repayment, which is normally the liquidation of collateral, but may also include discounted cash flows.

As part of this process, we divide our loan portfolio into various loan pools.  Loan pools are established based on specific commercial loan categories consisting of groups of borrowers with similar characteristics to better measure the risk in each loan category. The reserve percentage assigned to each risk-rating category within each pool is determined quarterly from historical loan loss rates based on an eight quarter rolling trend using migration analysis. In addition, we use our judgment concerning the anticipated impact on credit quality of economic conditions, real estate values, interest rates and business activity. Allocations for the allowance for loan losses are determined after the review described above. At June 30, 2007, the following risk ratings were used for determining the allowance. Risk ratings of 1 to 5 are considered to be acceptable and correspond to loans rated as minimal, modest, better than average, average and acceptable. Loans with acceptable risk were reserved at a range of 0.35% to 1.50%. Risk ratings of 6 to 9 are considered higher than acceptable risk and correspond to loans rated as special mention, substandard, doubtful or loss. Due to the higher level of risk, these loans were assigned a specific reserve or were reserved at a range of 3.75% to 100%. At June 30, 2007, there were no 9 rated loans. Residential mortgage loans were assigned an individual risk reserve percentage of up to 0.01% due to the strong secured nature of these loans and the low level of losses experienced historically. Consumer loans were assigned reserve percentages of 0.01% for the lowest risk to 3.19% for the highest risk depending on the extent and type of collateral.

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

In connection with management’s assessment of our internal control over financial reporting at December 31, 2006, management identified a material weakness related to the risk rating process and resultant determination of the allowance for loan losses and the provision for loan losses, specifically as to ineffective policies and procedures related to the loan risk rating process by loan officers, as well as ineffective monitoring and review by credit risk review personnel to identify and resolve discrepancies in risk ratings. As a result, we have provided additional credit training for our loan officers, updated and strenghthened our credit policies and procedure manuals, changed personnel within the credit risk review function, enhanced administrative oversight of the credit risk review function and undertaken an expanded review of loan files to confirm appropriate risk ratings. We believe the actions we have taken and are taking, when completed, should correct this material weakness in our internal control over financial reporting.

The following table provides information regarding the allowance for loan losses for the three and six month periods ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2007	2006	2007	2006
Allowance balance, beginning of period	$24,685	$22,392	$24,563	$22,703
Charge offs:
Commercial and industrial	-	(1,120)	(559)	(3,684)
Commercial real estate	(1,776)	(100)	(1,777)	(188)
Consumer	(97)	(138)	(145)	(197)
Total charge offs	(1,873)	(1,358)	(2,481)	(4,069)
Recoveries:
Commercial and industrial	72	98	90	102
Residential	-	-	32	-
Consumer	8	158	38	204
Total recoveries	80	256	160	306
Net charge offs	(1,793)	(1,102)	(2,321)	(3,763)
Provision charged to operations	1,800	1,800	2,450	4,150
Allowance balance, end of period	$24,692	$23,090	$24,692	$23,090
Allowance for loan losses to total loans			1.30%	1.13%
Nonperforming loans to total loans			1.48	1.16
Net charge offs to average loans			0.48	0.38
Allowance for loan losses to nonperforming loans			87.88%	97.66%

At June 30, 2007, the allowance for loan losses totaled $24.7 million, an increase of $129,000 compared to $24.6 million at December 31, 2006.  The ratio of the allowance for loan losses to total loans was 1.30% at June 30, 2007 compared to 1.25% at year-end 2006.  We also measure the adequacy of the allowance for loan losses by the coverage ratio. The coverage ratio is the allowance for loan losses as a percentage of nonperforming loans. At June 30, 2007 this ratio was 87.88% compared to 84.48% at December 31, 2006 and 97.66% at June 30, 2006. It is our assessment, based on our judgment and analysis, that the allowance for loan losses was adequate for probable loan losses inherent in the loan portfolio at June 30, 2007.

Loans or portions of loans deemed uncollectible are deducted from the allowance for loan losses, while recoveries of amounts previously charged off, if any, are added to the allowance.  Net loan charge offs were $2.3 million for the first six months of 2007, compared to $3.8 million for the same period in 2006.  The decrease in net charge offs is primarily reflective of the higher level of charge offs experienced in the first half of 2006. Net charge offs to average loans increased to 0.48% in the first six months of 2007, compared to 0.38% for the same period in 2006.  The increase in this ratio was due to the decrease in average loans outstanding as actual net charge offs declined.  Annual net loan charge offs to average loans in 2006 was 0.48%.

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

The following table describes the allocation of the allowance for loan losses among various categories of loans and certain other information as of the dates indicated. An unallocated allowance is distributed proportionately among each loan category. This unallocated portion of the allowance for loan losses is important to maintain the overall allowance at a level that is adequate to absorb probable loan losses inherent in the total loan portfolio. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future loan losses may occur. The total allowance is available to absorb losses from any segment of loans.

	As of June 30, 2007			As of December 31, 2006
			Percent of			Percent of
	Reserve	Percent of	loans to	Reserve	Percent of	loans to
(in thousands)	Amount	Allowance	Total loans	Amount	Allowance	Total loans
Commercial real estate	$9,800	39.7%	56.3%	$12,598	51.2%	54.6%
Commercial and industrial	12,832	52.0	26.2	10,168	41.4	27.9
Residential	1,698	6.9	10.5	1,390	5.7	10.4
Consumer	362	1.4	7.0	407	1.7	7.1
Total	$24,692	100.0%	100.0%	$24,563	100.0%	100.0%

Federal funds sold and interest bearing deposits with banks

We use a number of short-term investment vehicles to invest excess funds. Short-term investment vehicles utilized include Federal funds sold and interest bearing deposits with banks. We have maintained adequate levels of overnight liquidity to meet potential loan demand and normal deposit fluctuations. At June 30, 2007, Federal funds sold and interest bearing deposits with banks totaled $30.5 million compared to $35.6 million at December 31, 2006.

Securities

At June 30, 2007 our investment portfolio was comprised of U.S. government securities, agency named mortgage-backed securities, tax-exempt obligations of state and political subdivisions, equity and other securities. There were no securities in the name of any one issuer exceeding 10% of stockholders’ equity, except for securities issued by U.S. government-sponsored agencies, including mortgage-backed securities issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

The investment portfolio is used principally to manage liquidity, interest rate risk and regulatory capital, and to take advantage of market opportunities that provide favorable returns with limited credit risk. The securities portfolio is generally structured to provide consistent cash flows to enhance liquidity and provide funding for loan growth.

At June 30, 2007, the investment portfolio totaled $511.5 million or 20.0% of total assets, compared to $498.7 million or 19.0% of total assets at December 31, 2006.  Agency named mortgage-backed securities (MBS) represented 63.4% and 66.9% of our portfolio at June 30, 2007 and at December 31, 2006, respectively.

The following tables present the amortized cost and estimated market value of our securities portfolios at June 30, 2007 and December 31, 2006.

Securities Available for Sale	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value
U.S. Treasury obligations	$4,025	$3,768	$4,027	$3,820
Mortgage-backed securities
Issued by FNMA/FHLMC	339,364	323,164	341,892	332,273
Issued by GNMA	7,910	7,793	9,629	9,680
Corporate obligations	54,947	54,499	34,132	34,897
Federal Reserve Bank stock	4,156	4,156	4,156	4,156
Federal Home Loan Bank stock	14,976	14,976	17,815	17,815
Total	$425,378	$408,356	$411,651	$402,641

Investment Securities	June 30, 2007		December 31, 2006
		Estimated		Estimated
	Amortized	Market	Amortized	Market
(in thousands)	Cost	Value	Cost	Value
Obligations of state and political subdivisions	$101,988	$101,537	$94,783	$96,753
Mortgage-backed securities
Issued by FNMA/FHLMC	1,151	1,124	1,289	1,284
Total	$103,139	$102,661	$96,072	$98,037

At June 30, 2007, securities available for sale (AFS) totaled $408.4 million, an increase of $5.8 million from $402.6 million at year-end 2006.  The increase was primarily in corporate obligations partially offset by increased market depreciation in the AFS portfolio.  The AFS portfolio represented 79.8% of the total investment portfolio at June 30, 2007.  Our corporate portfolio primarily consists of fixed and floating rate bank trust preferred securities either in single name issues or pooled deals.

AFS securities are carried at their estimated market value, with any net unrealized gains or losses, net of taxes reported in accumulated other comprehensive income in stockholders’ equity unless a decline in value is deemed to be other-than-temporary, in which case the decline is reported in current period results. The unrealized loss in the AFS portfolio was $17.0 million at June 30, 2007 compared to $9.0 million at year-end 2006.  The increase in the unrealized loss position was primarily due to an increase in interest rates, which resulted in a decrease in the market value of our AFS securities.

Securities that we have the intent and ability to hold to maturity are classified as investment securities and are reported at amortized cost or book value. This portfolio is primarily comprised of municipal bonds. Investment securities held to maturity totaled $103.1 million,  a $7.1 million increase in the first half of 2007.  The increase was primarily due to a $7.2 million increase in municipal bonds.  We  purchase tax exempt municipal bonds, to reduce our effective tax rate and enhance the tax equivalent yield of our investment portfolio.  We typically purchase “Aaa” rated insured general obligation municipal bonds .

Our 2007 investment strategy is based on our overall interest rate risk position.  During 2006, the repricing characteristics of our loan portfolio shifted more towards fixed rate. Traditionally, our loan portfolio has had a significant floating rate component.  Because of this we have been able to maintain a longer term fixed rate securities portfolio to provide protection against falling interest rates.  We have started to selectively purchase floating rate securities to address this shift in the loan portfolio composition.

We evaluate all securities with unrealized losses quarterly to determine whether the loss is other than temporary. We have identified the evaluation of losses other than temporary for securities to be a critical accounting policy. At June 30, 2007, we determined that all unrealized losses were temporary in nature. This conclusion was based on several factors, including the strong credit quality of the securities with unrealized losses. We believe that the unrealized losses in the securities portfolios were caused by changes in interest rates, market credit spreads, and perceived and actual changes in prepayment speeds on MBS.

Deposits

Deposits represent our principal funding source. During 2007, we have continued to expand our geographic footprint, strengthen our brand image, and market new products and services to attract lower cost core deposits. We define core deposits as all nonmaturity retail and business deposits, and time deposits of under $100,000 obtained through our branch network. Nonmaturity deposits include non-interest and interest bearing demand, money market and savings deposits. These deposits are typically lower in cost than other deposits including, public funds, CDs of $100,000 or more, and surrogate’s deposits.

Total deposits decreased $3.5 million to $2.00 billion at June 30, 2007 from the balance at December 31, 2006.  In early 2007, to enhance liquidity and meet our funding needs , we selectively priced short term CDs to attract deposits.  As a result, CDs became a larger portion of our deposit base.  These certificates were obtained from both new customers and existing customers shifting funds out of lower cost nonmaturity deposits to CDs to obtain the higher yield.  This trend has resulted in CDs increasing to 45.8% of total deposits at June 30, 2007 compared to 43.6% at December 31, 2006 and 42.2% at June 30, 2006.  In addition, our Simply Better Money Market product enjoyed moderate growth in the first half of 2007.  Balances were attracted from both new customers as well as existing customers who shifted balances from lower yielding accounts to the higher yielding money market product.

In the first quarter of 2007 we introduced our Capital Builder Money Market Account. This product is part of our effort to attract additional small business customers to YNB.   This account has attracted $13.0 million in balances since its introduction.

The following table provides information concerning YNB’s deposit base at June 30, 2007 and December 31, 2006.

(in thousands)	June 30, 2007	December 31, 2006
Non-interest bearing demand deposits	$196,499	$197,126
Interest bearing demand deposits	295,100	340,722
Money market deposits	459,248	440,253
Savings deposits	133,452	152,289
Time deposits of $100,000 or more	250,898	248,315
Other time deposits	664,591	624,578
Total	$1,999,788	$2,003,283

Interest bearing demand deposits decreased $45.6 million or 13.4% to $295.1 million at June 30, 2007 from $340.7 million at December 31, 2006.  The decline in interest bearing demand deposits is primarily due to a $25.5 million decline in public funds, a $12.3 million decrease in surrogate’s deposits (i.e., intermingled minors trust funds) and an $18.2 million decrease in Simply Better Checking balances.  Due to the success of our retail strategy in attracting deposits we were able to reduce our reliance on surrogate’s and public fund deposits, which are typically more costly than deposits raised through our branch network.  The decline in Simply Better Checking was primarily due to depositors shifting balances from this account to our higher yielding Simply Better Money Market account, and to a lesser extent, CDs.

Money market balances increased $19.0 million or 4.3% to $459.2 million at June 30, 2007, compared to $440.3 million at December 31, 2006.  The primary factor for this increase was our popular Simply Better Money Market product. This tiered account pays a competitive rate of interest, and continues to attract new depositors to YNB providing an attractive option for existing customers looking for an increased return on their deposits without using CDs. Simply Better Money Market balances increased $25.0 million to $286.6 million at June 30, 2007 compared to $261.6 million at December 31, 2006.

Savings deposits decreased $18.8 million or 12.4%, to $133.5 million at June 30, 2007, compared to $152.3 million at December 31, 2006.  The primary reason for this decrease was the decline in Simply Better Savings balances to $80.4 million at June 30, 2007, compared to $93.7 million at December 31, 2006.  We believe this shift of funds out of Simply Better Savings into the Simply Better Money Market, and to a lesser extent, certificates of deposit, will continue, resulting in higher core deposits cost.

We market our CDs through our branch network, through a computer-based service provided by an independent third party, which enables us to place CDs nationally, and through CD brokers on a very selected basis.  There were no brokered CDs outstanding at June 30, 2007 or December 31, 2006.  Total time deposits, which include CDs of $100,000 or more and other time deposits, increased $42.6 million to $915.5 million at June 30, 2007 from $872.9 million at December 31, 2006.  The increase in CDs resulted from additional CDs of $100,000 or less which increased $40.0 million or 6.4% to $664.6 million at June 30, 2007 from $624.6 million at December 31, 2006.  CDs of $100,000 or more increased $2.6 million from the balance at December 31, 2006.  At June 30, 2007 we had approximately $18.5 million in CDs obtained through a computer-based service, compared to $36.9 million at December 31, 2006.  As interest rates have increased, the cost of CDs obtained through this service have become significantly more expensive than those obtained in our markets. It is our plan to retire these CDs as they mature subject to our liquidity needs. We believe that in the current interest rate environment, the popularity of CDs with depositors will continue and that CDs will continue to increase as a percentage of our deposit base. We anticipate that any funds required for loan growth during the balance of 2007 would be generated  primarily through certificates of deposits and our Simply Better Money Market product.

Non-interest bearing demand deposits decreased $627,000 to $196.5 million at June 30, 2007, compared to $197.1 million at December 31, 2006.  To attract additional non-interest bearing demand deposits, we have increased our focus on attracting new business relationships to YNB through other loan and deposit products.  This strategy includes improvements to our small business loan products, the introduction of our Capital Builder Money Market account and increased marketing and business development efforts towards small businesses.

Borrowed Funds

Borrowed funds, excluding subordinated debentures, decreased $61.5 million to $275.8 million at June 30, 2007, compared to $337.3 million at year-end 2006.  This reduction resulted principally from FHLB advance calls.  Because we reduced our balance of borrowed funds with our balance sheet restructure in the fourth quarter of 2006, our current plans relating to borrowed funds will be based on liquidity needs and interest rate risk objectives.  At June 30, 2007 total borrowed funds, excluding subordinated debentures, were 10.8% of total assets, compared to 12.9% at December 31, 2006 and 23.4% at June 30, 2006.

We are a member of the FHLB of New York and use FHLB advances as an alternative source of funds. FHLB advances totaled $263.0 million at June 30, 2007 and represented 77.7% of our total borrowed funds.  FHLB advances declined $61.0 million in the first half of 2007, from $324.0 million at December 31, 2006.  Our portfolio of FHLB advances consists primarily of callable borrowings.  We were able to retire FHLB advances as they were called due in part to the cash flows from payoffs or paydowns on loans.  Should we require funds to support loan growth we would consider increasing our FHLB position to fund it.    Within approved policy guidelines, we may use FHLB advances as an alternative funding source or to meet desired asset and liability, or liquidity objectives.

Subordinated Debentures (Trust Preferred Securities)

We obtained a portion of the capital needed to support the growth of the Bank and for other purposes through the sale of subordinated debentures of Yardville National Bancorp to subsidiary statutory business trusts of Yardville National Bancorp, which, in turn sold common securities to Yardville National Bancorp and trust preferred securities to third parties. At June 30, 2007 there were $62.9 million in subordinated debentures outstanding, unchanged from December 31, 2006, which supported payment of $1.9 million in common securities and $61.0 million in trust preferred securities. All of the $61.0 million in trust preferred securities qualified as Tier 1 capital at June 30, 2007. The amount of trust preferred securities qualifying as Tier 1 capital is limited to 25% of all Tier 1 capital.

Regulatory Capital

We manage capital in a highly regulated environment which requires a balance between earning the highest return for shareholders while maintaining sufficient capital levels for proper risk management and satisfying regulatory requirements. Our capital management is designed to generate attractive returns on equity to our shareholders and to assure that we are always well capitalized, or otherwise meet capital targets set by regulatory authorities, while having the necessary capital to support our growth.

Our equity capital was $189.0 million at June 30, 2007 reflecting an increase of $2.9 million, or 1.6%, from $186.1 million at December 31, 2006.  The increase primarily resulted from net income, offset by dividends and accumulated other comprehensive loss.  The increase in the accumulated other comprehensive loss was primarily due to the decline in value of our securities available for sale.

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

Tier 1 capital includes stockholders’ equity (adjusted for intangibles and the net unrealized gain/loss on securities available for sale) and trust preferred securities. Trust preferred securities are limited to 25% of Tier 1 capital. Balances in trust preferred securities not qualifying as Tier 1 capital are included in total capital. Total capital is comprised of all components of Tier 1 capital plus the allowance for loan losses subject to certain restrictions.

The following table presents the actual capital amounts and ratios of Yardville National Bancorp, the “Holding Company,” and the Bank at June 30, 2007 and December 31, 2006.  Our risk-based capital ratios  at June 30, 2007 increased from their levels at  December 31, 2006.  This was primarily due to the increase in our regulatory capital base as well as the decline in our loan portfolio.  Our Tier 1 leverage ratio at both the Bank and the Holding Company increased significantly due to the balance sheet restructure which lowered average assets over the comparative periods.

	Amount		Ratios
(amounts in thousands)	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Risk-based capital:
Tier 1:
Holding Company	$ 260,009	$ 251,772	11.9%	11.2%
Bank	232,445	226,408	10.7	10.1
Total:
Holding Company	$ 284,701	$ 276,336	13.0	12.3
Bank	257,137	250,972	11.8	11.2
Tier 1 leverage:
Holding Company	$ 260,009	$ 251,772	9.9%	8.8%
Bank	232,445	226,408	8.9	8.0

Under capital adequacy guidelines, a well-capitalized financial institution must maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of 6% and a leverage ratio of at least 5%.

Due to our agreement with the OCC, the Bank is no longer considered well-capitalized for certain regulatory purposes. This capital category may not, however, constitute an accurate representation of the Bank’s general financial condition or prospects. In addition, under the agreement, the Bank has to achieve and maintain a total risk-based capital ratio of at least 10.75%, a Tier 1 risk-based capital ratio of at least 9.75% and a leverage ratio of at least 7.50%. We were in compliance with all required capital ratios at June 30, 2007. We believe the combination of controlled asset growth and our financial performance in 2007 should allow us to continue to exceed all applicable minimum capital requirements.

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

At June 30, 2007, the cumulative one-year gap was a negative $497.3 million, or 19.4% of total assets, compared to a negative $368.0 million, or 14.0% of total assets, at December 31, 2006. We have maintained a negative gap to better position us for stable or declining rates, but this position has increased our risk exposure to rising rates.

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

In our base case simulation, the composition of the balance sheet is kept static and interest rates are assumed to be flat or unchanged. Volatility is measured from the base case and is expressed as the percentage change in net interest income, from the base case, over 12- and 24-month periods with a change in interest rates of plus or minus 200 basis points. At June 30, 2007 we modeled a dynamic yield curve by inverting the curve with rising rates and steepening the curve with falling rates during year one. This is followed by constant rates for year two. ALCO has established a policy that net interest income sensitivity is acceptable if net interest income in the base case scenario is within a –7% change in net interest income in the first twelve months and within –14% change over the two-year time frame.

The following table reflects the estimated change in net interest income from the base case scenario for a 12- and 24-month period based on our June 30, 2007 and December 31, 2006 balance sheets:

	Percentage Change in
	Net Interest Income
Change in Market Interest Rates (basis points)	Next 12 months	Next 24 months
As of: June 30, 2007
+200 basis points	-1.7%	-12.5%
Flat	-	-
-200 basis points	2.4%	10.0%

As of: December 31, 2006
+200 basis points	-0.4%	-9.7%
Flat	-	-
-200 basis points	0.2%	5.8%

Based on our June 30, 2007 simulation analysis, we believe our interest rate risk position remains fairly balanced over the next 12 months whether we experience rising or falling interest rates.   Our risk to rising rates in year two increases from the assumed impact of FHLB advances being called and replaced with higher cost funds as well as increased costs from the replacement of maturing CDs. This, combined with the predominately fixed rate profile of our earning asset base, produces less net interest income in year two. The year two results at June 30, 2007 reflect an increase in risk from our position at year-end 2006.  Our simulation analysis indicates that our net interest income would increase in a falling rate environment.

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

The following table lists the percentage change in EVE with a plus or minus 200 basis point rate shock at June 30, 2007 and December 31, 2006.

	Percentage Change in EVE
Change in market interest rates (rate shock)	June 30, 2007	December 31, 2006
+200 basis points	-16.5%	-13.4%
-200 basis points	3.7%	-5.2%

Based on the underlying assumptions, we were within policy guidelines at June 30, 2007 and December 31, 2006.  Our risk profile has changed with our risk to lower rates shifting from a negative position to a positive position.  At the same time, our risk to rising rates has increased.  This shift resulted primarily from the decline in FHLB advances and the longer term nature of our earning asset base.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2007. Based upon that evaluation the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as of December 31, 2006 which still existed at June 30, 2007.

Changes to Internal Control Over Financial Reporting

As we reported in our Annual Report on Form 10-K, as amended, based on management’s assessment as of December 31, 2006, we did not maintain effective internal control over financial reporting due to the existence of a material weakness related to the risk rating process and resultant determination of the allowance for loan losses and the provision for loan losses. Accordingly, we made several changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, management has taken remedial actions with respect to the identified material weakness. We have provided additional credit training for our loan officers, updated and strenghtened our credit policies and procedure manuals, enhanced administrative oversight of the credit risk review function and undertaken an expanded review of loan files to confirm appropriate risk ratings. We believe the actions we have taken and are taking, when completed, should correct this material weakness in our internal control over financial reporting.

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

PART II:  OTHER INFORMATION

Item 1:  Legal Proceedings

Actions Related to 2006 Annual Meeting

On June 6, 2007, the Company entered into a settlement agreement and mutual release with Lawrence B. Seidman and other related parties with respect to two previously reported legal proceedings.  The settlement agreement is filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed with the SEC on June 11, 2007.

Pursuant to the terms of the settlement agreement, the parties submitted a consent order to the Superior Court of New Jersey, Chancery Division, Passaic County, in the matter captioned Seidman, et al. v. Yardville National Bancorp, et al. (Docket No. PAS-C-20-07).  On June 13, 2007, the Court entered the consent order and vacated a March 21, 2007 order requiring the Company to hold its annual meeting of shareholders on July 12, 2007.

The referenced settlement agreement also provided that the Company pay Seidman $100,053, an amount previously awarded by the Court in the matter captioned Seidman, et al. v. Yardville National Bancorp, et al. (Docket No. PAS-C-14-06), regarding matters related to the Company’s 2006 annual meeting of shareholders.  Seidman agreed to withdraw his cross-appeal of certain other orders that were entered in that matter   The Company, however, still has certain issues that remain on appeal before the Superior Court of New Jersey, Appellate Division (Docket No. A-004348-06-T5), pending additional proceedings contemplated by the settlement agreement.

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

YARDVILLE NATIONAL BANCORP (Registrant)
Date: August 9, 2007	By:	Stephen F. Carman Stephen F. Carman Vice President and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger dated June 6, 2007, by and between The PNC Financial Services Group, Inc. and Yardville National Bancorp

10.1*	Employment and Retention Agreement dated June 6, 2007, by and among Yardville National Bancorp, PNC Bank, National Association and F. Kevin Tylus

10.2*	Consulting, Non-Competition and Retention Agreement dated June 6, 2007, by and among Yardville National Bancorp, PNC Bank, National Association and Patrick M. Ryan

10.3**	Settlement Agreement and Mutual Release dated June 6, 2007, by and among Yardville National Bancorp, Lawrence B. Seidman and other parties

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Vice President and Treasurer

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 6, 2007, filed with the SEC on June 8, 2007

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 6, 2007, filed with the SEC on June 11, 2007