Form 10-Q/A
period 2007-06-30
YARDVILLE NATIONAL BANCORP
filed 2007-08-13
CIK 787849

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This amendment is being filed to correct the consolidated statements of cash flows for the six months ended June 30, 2007, included in "Part I, Item 1.  Financial Statements" in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as filed with the Securities and Exchange Commission  on August 9, 2007.  The correction is being made to delete text inadvertently included in the line item, "Proceeds from borrowed funds".  Except for the deletion of such text, we have not amended or updated any other information included in the Form 10-Q filed August 9, 2007.

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

See Accompanying Notes to Unaudited Consolidated Financial Statements.

Yardville National Bancorp and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$8,259	$10,225
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,450	4,150
Depreciation	1,228	1,293
ESOP fair value adjustment	14	6
Option expense	18	149
Amortization of deposit intangible	102	102
Amortization and accretion on securities	(127)	(121)
Gain on sale of securities available for sale	(7)	-
Increase (decrease) in other assets	127	(3,738)
Increase in other liabilities	3,462	2,749
Net Cash Provided by Operating Activities	15,526	14,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in interest bearing deposits with banks	25,569	(45,960)
Purchase of securities available for sale	(40,567)	(9,185)
Maturities, calls and paydowns of securities available for sale	26,627	33,264
Proceeds from sales of securities available for sale	330	-
Purchase of investment securities	(8,111)	(5,360)
Proceeds from maturities and paydowns of investment securities	1,061	1,645
Net decrease (increase) in loans	69,903	(66,206)
Expenditures for bank premises and equipment	(1,545)	(1,174)
Net Cash Provided by (Used in) Investing Activities	73,267	(92,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, money market, and savings deposits	(46,091)	21,756
Net increase in certificates of deposit	42,596	52,510
Proceeds from borrowed funds	40,000	-
Paydowns of borrowed funds	(101,484)	(10,855)
Proceeds from issuance of common stock	2,054	1,423
Tax benefit related to stock-based compensation	67	396
Allocation of ESOP Shares	282	281
Dividends Paid	(2,560)	(2,522)
Net Cash (Used in) Provided by Financing Activities	(65,136)	62,989
Net increase (decrease) in cash and cash equivalents	23,657	(15,172)
Cash and cash equivalents as of beginning of period	33,620	63,486
Cash and Cash Equivalents as of End of Period	$57,277	$48,314
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$51,890	$50,976
Income taxes	348	2,485
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Transfer from loans, net of charge offs	$-	$502

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

YARDVILLE NATIONAL BANCORP (Registrant)
Date: August 13, 2007	By:	Stephen F. Carman Stephen F. Carman Vice President and Treasurer

EXHIBIT INDEX

Exhibit Number	Description
2.1*	Agreement and Plan of Merger dated June 6, 2007, by and between The PNC Financial Services Group, Inc. and Yardville National Bancorp

10.1*	Employment and Retention Agreement dated June 6, 2007, by and among Yardville National Bancorp, PNC Bank, National Association and F. Kevin Tylus

10.2*	Consulting, Non-Competition and Retention Agreement dated June 6, 2007, by and among Yardville National Bancorp, PNC Bank, National Association and Patrick M. Ryan

10.3**	Settlement Agreement and Mutual Release dated June 6, 2007, by and among Yardville National Bancorp, Lawrence B. Seidman and other parties

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Vice President and Treasurer

*	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 6, 2007, filed with the SEC on June 8, 2007

**	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 6, 2007, filed with the SEC on June 11, 2007